Form 10-Q
period 1997-12-31
BIOANALYTICAL SYSTEMS INC
filed 1998-02-13
CIK 720154

SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.    20549

FORM  10-Q

(Mark  One)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  December  31,  1997

OR

[              ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________  to  _____________

Commission  File  Number  333-36429

BIOANALYTICAL  SYSTEMS,  INC.
(Exact  name  of  the  registrant  as  specified  in  its  charter)





INDIANA. . . . . . . . . . . . . . . . .           35-1345024
(State or other jurisdiction of. . . . .     (I.R.S. Employer
incorporation or organization) . . . . .  Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN . . . . . . . . . . .                47906
(Address of principal executive offices)           (Zip code)

(765) 463-4527
(Registrant's telephone number,
including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES                                        NO                X

As of January 31, 1998, 4,450,143 Common Shares of the registrant were outstanding.






PART I . . . . . . . . . . . . . . . . . . . .  FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited):

                                                Consolidated Balance Sheets as of September 30, 1997 and
                                                December 31, 1997

                                                Consolidated Statements of Income for the Three Months ended December 31, 1996 and
                                                                                                                              1997

                                                Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1996
                                                and 1997

                                                Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and
Analysis of Financial Condition and Results of
Operations
PART II. . . . . . . . . . . . . . . . . . . .  OTHER INFORMATION

Item 2 - Changes in Securities and Use of
Proceeds

Item 4 - Submission of Matters to a Vote of
Security Holders

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES


                                                PAGE
                                                NUMBER
PART I
Item 1 - Financial Statements (Unaudited):


                                                     3


                                                     5


                                                     7

                                                     9

Item 2 - Management's Discussion and
Analysis of Financial Condition and Results of
Operations . . . . . . . . . . . . . . . . . .      10
PART II. . . . . . . . . . . . . . . . . . . .      13

Item 2 - Changes in Securities and Use of
Proceeds . . . . . . . . . . . . . . . . . . .      13

Item 4 - Submission of Matters to a Vote of
Security Holders . . . . . . . . . . . . . . .      14

Item 6 - Exhibits and Reports on Form 8-K. . .      14

SIGNATURES . . . . . . . . . . . . . . . . . .      17

PART  I  --  FINANCIAL  INFORMATION

ITEM  1.                FINANCIAL  STATEMENTS



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEETS
(in  thousands,  except  share  data)


                                                        September 30,    December 31,
                                                                  1997            1997
                                                                 (Note)     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . .  $          161   $       3,667
  Accounts receivable, net . . . . . . . . . . . . . .           3,014           2,759
  Inventories. . . . . . . . . . . . . . . . . . . . .           1,911           1,931
  Other current assets . . . . . . . . . . . . . . . .              47              62
  Deferred income taxes. . . . . . . . . . . . . . . .             210             210
    Total Current Assets . . . . . . . . . . . . . . .           5,343           8,629
Goodwill, less accumulated amortization of $30 and $33             210             536
Other assets . . . . . . . . . . . . . . . . . . . . .             343             272
Property and equipment:
  Land and improvements. . . . . . . . . . . . . . . .             171             171
  Buildings and improvements . . . . . . . . . . . . .           4,294           4,294
  Machinery and equipment. . . . . . . . . . . . . . .           4,067           4,571
  Office furniture and fixtures. . . . . . . . . . . .             681             749
  Construction in process. . . . . . . . . . . . . . .           3,625           3,904
                                                                12,838          13,689
  Less accumulated depreciation. . . . . . . . . . . .          (2,803)         (2,960)
                                                                10,035          10,729
  Total Assets . . . . . . . . . . . . . . . . . . . .  $       15,931   $      20,166
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . .  $        1,341   $       1,395
  Income taxes payable . . . . . . . . . . . . . . . .             250             221
  Accrued expenses . . . . . . . . . . . . . . . . . .             353             343
  Customer advances. . . . . . . . . . . . . . . . . .             102             112
  Current portion of long-term debt. . . . . . . . . .             288             166
  Lines of credit                                                  515             ---
    Total current liabilities. . . . . . . . . . . . .           2,849           2,237
Long-term debt, less current portion . . . . . . . . .           5,045             286
Deferred income taxes. . . . . . . . . . . . . . . . .           1,154           1,097
Convertible Preferred Shares:
    1,000,000 shares  authorized;
    166,667 and no shares issued
    and outstanding. . . . . . . . . . . . . . . . . .           1,232               -
Shareholders equity:
  Common Shares:  19,000,000 shares
     authorized; 2,247,601 and 4,389,957
     shares issued and outstanding . . . . . . . . . .             498             972
  Additional paid-in capital . . . . . . . . . . . . .             178          10,411
  Retained earnings. . . . . . . . . . . . . . . . . .           4,978           5,174
  Currency translation adjustment. . . . . . . . . . .              (3)            (11)
    Total shareholders' equity . . . . . . . . . . . .           5,651          16,546

    Total liabilities and shareholders' equity . . . .  $       15,931   $      20,166

The  balance  sheet  at  September 30, 1997 has been derived from the audited financial statements  at  that  date  but  does  not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See  accompanying  notes.



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
(in  thousands,  except  per  share  amounts)
(Unaudited)


                                                   Three Months    Three Months
                                                   Ended           Ended
                                                   December 31,    December 31,
                                                            1996            1997

Product revenue . . . . . . . . . . . . . . . . .  $       2,374   $       2,642
Services revenue. . . . . . . . . . . . . . . . .          1,142           1,688
   Total revenue. . . . . . . . . . . . . . . . .          3,516           4,330

Cost of product revenue . . . . . . . . . . . . .            678             949
Cost of services revenue. . . . . . . . . . . . .            659             897
   Total cost of revenue. . . . . . . . . . . . .          1,337           1,847
Gross profit. . . . . . . . . . . . . . . . . . .          2,179           2,483

Operating expenses:
   Selling. . . . . . . . . . . . . . . . . . . .          1,080           1,071
   Research and development . . . . . . . . . . .            364             476
   General and administrative . . . . . . . . . .            388             612

      Total Operating Expenses. . . . . . . . . .          1,832           2,159
Operating income. . . . . . . . . . . . . . . . .            347             324

Interest income . . . . . . . . . . . . . . . . .              3              15
Interest expense. . . . . . . . . . . . . . . . .            (23)            (22)
Other income (expense). . . . . . . . . . . . . .             (8)              3
Gain on sale of property and equipment. . . . . .              -              28

Income before income taxes. . . . . . . . . . . .            319             348
Income taxes. . . . . . . . . . . . . . . . . . .            131             152
Net income. . . . . . . . . . . . . . . . . . . .  $         188   $         196

Net income available to common shareholders . . .  $         161   $         196

Basic net income per common share . . . . . . . .  $         .07   $         .06

Diluted net income per common and common
   equivalent share . . . . . . . . . . . . . . .  $         .05   $         .05

Basic weighted average common shares outstanding.  $   2,186,657   $   3,070,505
Diluted weighted average common and common
   equivalent shares outstanding. . . . . . . . .  $   3,090,447   $   3,746,756

See  accompanying  notes.



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)
(Unaudited)


                                                   Three Months    Three Months
                                                   Ended           Ended
                                                   December 31,    December 31,
                                                            1996            1997
Operating activities:
Net income. . . . . . . . . . . . . . . . . . . .  $         188   $         196
Adjustments to reconcile net income to net
cash provided by operating activities:

   Depreciation and amortization. . . . . . . . .            161             156
   Deferred income taxes. . . . . . . . . . . . .             93             (57)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . .           (223)            255
      Inventories . . . . . . . . . . . . . . . .            (98)            (20)
      Other assets. . . . . . . . . . . . . . . .            (34)             56
      Accounts payable. . . . . . . . . . . . . .            (35)            (96)
      Income taxes payable. . . . . . . . . . . .             15             (29)
      Accrued expenses and customer advances                 218            ----
Net cash provided by operating activities . . . .            285             461
Investing activities:
Capital expenditures. . . . . . . . . . . . . . .           (480)           (850)
Payments for purchase of net assets of Vetronics,
Inc. net of cash acquired . . . . . . . . . . . .             --            (176)
Net cash used by investing activities . . . . . .           (480)         (1,026)

Financing activities:
Borrowings of long-term debt                                 290            ----
Payments of long-term debt. . . . . . . . . . . .           (437)          (4759)
Borrowings on lines of credit                                ---             860
Payments on lines of credit                                  ---           (1498)
Net proceeds from initial public offering                    ---           9,423
Net proceeds from the exercise of stock options              ---              53
Redemption of preferred shares                              (325)           ----
Other . . . . . . . . . . . . . . . . . . . . . .            (13)             (8)
Net cash provided (used) by financing activities.            (91)          4,071
Net increase (decrease) in cash and cash
   equivalents. . . . . . . . . . . . . . . . . .           (286)          3,506
Cash and cash equivalents at beginning of period.            595             161
Cash and cash equivalents at end of period. . . .            309           3,667

See  accompanying  notes.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited)

(1)        DESCRIPTION  OF  THE  BUSINESS

    Bioanalytical Systems, Inc. and its subsidiaries (the "Company") manufacture scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. The Company sells its equipment and software for use in industrial, governmental and academic laboratories. The Company also engages in laboratory services, consulting and research related to analytical chemistry and chemical instrumentation. The Company's customers are located in the United States and throughout the world.

(2)        INTERIM  FINANCIAL  STATEMENTS  PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1997. In the opinion of management, the consolidated financial statements for the three month periods ended December 31, 1996 and 1997 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of the results for the year ending September 30, 1998.



(3    INVENTORIES
      Inventories  consisted  of  (in  thousands):


                     September 30,    December 31,
                               1997            1997

   Raw materials. .  $          909   $         918
   Work in progress             278             281
   Finished goods .             801             809
                              1,988           2,008
   LIFO reserve . .             (77)            (77)
   Total LIFO cost.  $        1,911           1,931



(4)        NET  INCOME  PER  COMMON  SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

(5)        INITIAL  PUBLIC  OFFERING

    On November 26, 1997, the Company completed an initial public offering of 1,250,000 Common Shares at an offering price of $8.00 per share. On December 19, 1997, the underwriters exercised an option to purchase an additional 100,000 Common Shares. The net proceeds to the Company from the public offering and the exercise of the over-allotment option by the underwriters, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $9.4 million. Upon the closing of the offering, all of the Company's outstanding Convertible Preferred Shares were converted into 752,399 Common Shares.

(6)        ACQUISITION

    On October 31, 1997, the Company acquired all of the outstanding capital stock of Vetronics, Inc. ("Vetronics"), which manufactures, markets and sells, electrocardiograph and vital sign monitors for small to midsize animals. The total purchase price consisted of $200,000 in cash, $150,000 in notes payable on July 1, 1998 and a contingent amount to be based upon the profitability of sales from products manufactured by Vetronics during the next two years. The Company believes that the addition of these products will enhance its position as a producer of physiology instrumentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, but may not be limited to, discussions regarding the Company's intent, belief or current expectations with respect to (i) the Company's strategic plans;
(ii) the Company's future profitability, (iii) the Company's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans or (vi) the Company's growth strategy. Investors in the Company's Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in the Company's Registration Statement on Form S-1, File No. 333-36429. Although the Company believes that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward- looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1996

Total revenue for the three months ended December 31, 1997 increased 23.2% to approximately $4.3 million from approximately $3.5 million for the three months  ended  December  31, 1996.  The net increase of approximately $800,000 was primarily due to increased revenue from services, which increased to approximately $1.7 million in the three months ended December 31, 1997 from approximately $1.1 million in the three months ended December 31, 1996 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $2.6 million for the three months ended December 31, 1997 from approximately
$2.4 million for the three months ended December 31, 1996 primarily as a result of sales of a new line of physiology monitoring products acquired in connection with the acquisition of Vetronics on October 31, 1997.

Costs of revenue increased 38.1% to approximately 1.8 million for the three months ended December 31, 1997 from approximately $1.3 million for the three months ended December 31, 1996. This increase of approximately $500,000 was primarily due to the additional cost of revenue related to the services unit. Costs of revenue for the Company's products increased to 35.9% as a percentage of product revenue for the three months ended December 31, 1997 from 28.6% of product revenue for the three months ended December 31, 1996, due to a change in product mix. Costs of revenue for the Company's services decreased to approximately 53.1% as a percentage of service revenue for the three months ended December 31, 1997 from approximately 57.7% of services revenue for the three months ended December 31, 1996 due to an increase in the level of services revenue.

Selling expenses for the three months ended December 31, 1997 remained relatively flat as compared to the three months ended December 31, 1996. Research and development expenses for the three months ended December 31, 1997 increased 30.8% to approximately $476,000 from approximately $364,000 for the three months ended December 31, 1996 due to the acceleration of product development. General and administrative expenses for the three months ended December 31, 1997 increased 57.7% to approximately $612,000 from approximately $388,000 for the three months ended December 31, 1996, primarily as a result of increased property taxes incurred in connection with the Company's purchase and construction of additional facilities as well as an increased general and administrative expenses related to the acquisition of Vetronics. The Company also incurred expenses indirectly related to the initial public offering.

Other income (expense), net, was approximately $24,000 in the three months ended December 31, 1997, as compared to approximately $(28,000) in the three months ended December 31, 1996 as a result of a reduction in net interest expense due to an increase in cash and cash equivalents resulting from the initial public offering.

The Company's effective tax rate for the three months ended December 31, 1997 was 43.7% as compared to 41.1% for the three months ended December 31, 1996. This increase was due in part, to operating losses from operations in the United Kingdom for which there is no corresponding income tax deduction and to increased state income taxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 1997, the Company had cash and cash equivalents of approximately $3.7 million compared to cash and cash equivalents of approximately $161,000 at September 30, 1997. The increase in cash resulted primarily from the Company's initial public offering of Common Shares in November of 1997.

The Company's net cash provided by operating activities was approximately $461,000 for the three months ended December 31, 1997 as compared to approximately $285,000 for the first three months of 1997. The positive cash flow from operations during the three months ended December 31, 1997 was primarily the result of net income of approximately $196,000 plus non-cash charges of approximately $99,000 enhanced by a net decrease of approximately $166,000 in operating assets and liabilities. The most significant decrease in operating assets related to trade accounts receivable, which decreased to approximately $2.8 million at December 31, 1997 from approximately $3.0 million at September 30, 1997.

Cash used by investing activities increased to approximately $1.0 million for the three months ended December 31, 1997 from approximately $480,000 for the three months ended December 31, 1996, primarily as a result of the Company's construction of additional facilities. Cash provided by financing activities for the three months ended December 31, 1997 was approximately $4.1 million due to the initial public offering in November of 1997, partially offset by the reduction of debt.

Total  expenditures  by  the  Company  for  property  and  equipment  were approximately $480,000 and $850,000 for the three months ended December 31, 1996 and 1997 respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates increased levels of capital expenditures in fiscal 1998 and fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company also expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures. However, the Company currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities.

Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank lines of credit and credit facility and the remaining net proceeds from its initial public offering will be sufficient to fund its anticipated working capital and capital expenditure requirements.

The Company has a million bank line of credit agreement, which expires March 1, 1998 and allows borrowings of the lesser of 50% of inventories plus 80% of qualified accounts receivable or $2.2 million. Interest is charged at the prime rate plus .25% (8.5% at December 31, 1997). At December 31, 1997, the collateral base for this line of credit resulted in borrowing availability of approximately $2.2 million. The line is not currently being utilized. The line is collateralized by substantially all inventories and accounts receivable. The Company has a second line of credit agreement with the same bank for capital expenditures, which expires March 1, 1998 and allows borrowings of the lesser 80% of capital expenditures or $1,000,000. Interest is charged at the prime rate plus .25% (8.5% at December 31, 1997). The line is not currently being utilized. The line is collateralized by fixed assets,
inventories  and  accounts  receivable.    The  Company  has  entered  into
negotiations with the bank to increase the amounts available under these lines of credit and extend the expiration dates, although there can be no assurance that such negotiations will be successful.

During 1996, the Company entered into a credit facility for up to $5.0 million for the purchase and renovation of an adjacent building. This debt was repaid from the proceeds of the initial public offering in November of 1997.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENT

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


    PART  II  -  OTHER  INFORMATION

ITEM  2.        CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

    The Company's Registration Statement on Form S-1, File Number 333-36429, registering 1,437,500 of the Company's authorized but unissued Common Shares under the Securities Act of 1933, as amended, was declared effective by the SEC on November 24, 1997 and the public offering of 1,350,000 Common Shares commenced thereafter. The managing underwriters for the offering were Roney & Co. and The Ohio Co. The Company sold 1,350,000 Common Shares with an aggregate offering price of $10,800,000. If the Company had sold all of the Common Shares registered the aggregate offering price would have been $11,500,000.

    The net proceeds received by the Company from the offering were $9,423,000 after deducting expenses paid by the Company of $1,377,000 consisting of $756,000 for underwriting discounts and commissions and $621,000 for legal, accounting and printing fees.

    As of December 31, 1997, the Company had used approximately $6,300,000 of the net proceeds from the offering to repay indebtedness. The balance of the net proceeds, or approximately $3,100,000, was invested in money market funds.

ITEM  4.        SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.

    On October 23, 1997, the Company held a special meeting of its shareholders. At this meeting, the shareholders approved (i) the Second Amended and Restated Articles of Incorporation of the Company (the "Articles"), which, among other things, increased the number of authorized Common and Preferred Shares, and (ii) the Bioanalytical Systems, Inc. 1997 Incentive Stock Option Plan (the "Plan"), which, among other things increased the number of Common Shares reserved for issuance upon the exercise of options. Both the Articles and the Plan were approved in the form approved by the Board of Directors and filed as exhibits to the Company's Registration Statement on Form S-1. Of the 497,875 Common Shares outstanding as of the record date for the meeting, 452,302 shares were voted in favor of both the Articles and the Plan and 45,573 shares abstained.

ITEM  6.                EXHIBITS  AND  REPORTS  ON  FORM  8-K

        (a)        Exhibits

            3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc.

            3.2        Second  Restated  Bylaws of Bioanalytical Systems, Inc.

            4.1 Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 33-36429)

            10.1 Form of Employee Confidentiality Agreement (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.2 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.3    Form of Bioanalytical Systems, Inc. Outside Director Stock
Option  Agreement   (Incorporated by reference to Exhibit 10.3 to Registration
Statement  on  Form  S-1,  Registration  No.    333-36429).

            10.4     Bioanalytical Systems, Inc. 1990 Employee Incentive Stock
Option  Plan    (Incorporated  by  reference  to  Exhibit 10.4 to Registration
Statement  on  Form  S-1,  Registration  No.    333-36429).

            10.5 Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.5
to  Registration  Statement  on  Form  S-1,  Registration  No.    333-36429).

            10.6 Letter Loan Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated April 15, 1997. (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form
S-1,  Registration  No.    333-36429).

            10.7 Promissory Note for $2,200,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A. dated May 9, 1997 (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form
S-1,  Registration  No.    333-36429).

            10.8 Indemnifying Mortgage by and between Bioanalytical Systems, Inc. and Bank One, Lafayette, N.A. dated January 23, 1987. (Incorporated by reference to Exhibit 10.14 to Registration Statement on Form
S-1,  Registration  No.    333-36429).

            10.9 Real Estate Mortgage by and between Bioanalytical Systems, Inc. and Bank One, Lafayette, N.A., dated July 19, 1996 (Incorporated by reference to Exhibit 10.15 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.10 Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Lafayette, N.A., dated August 22, 1996 (Incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.11 Master Lease Agreement by and between Bioanalytical Systems, Inc. and Bank One Leasing Corporation dated November 9, 1994 (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.12 Financing Lease by and between Bioanalytical Systems, Inc. and Bank One Leasing Corporation, dated November 9, 1994 (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.13 Letter Loan Agreement by and between by and between Bioanalytical Systems, Inc. and Bank One, Indiana N.A., dated September 22, 1997 for up to a $1,000,000 non-revolving line of credit to support capital expenditures (Incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.14 Note for $1,000,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana N.A. dated September 22, 1997 (Incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.15 Credit Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated July 24, 1997 (Incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.16 Credit Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated August 30, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.17 Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.18 Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.19 1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).

            10.20 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to
Registration  Statement  on  Form  S-1,  Registration  No.  333-36429).

            11.1        Statement Regarding Computation of Per Share Earnings.

            27.1        Financial  Data  Schedule

        (b)        Reports  on  Form  8-K

            No report on Form 8-K was filed during the quarter for which this report was filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        BIOANALYTICAL  SYSTEMS,  INC.

                        By  /s/  PETER  T.  KISSINGER

                            Peter  T.  Kissinger
                            President  and  Chief  Executive  Officer

                        Date:  February  13,  1998


                        By  /s/  DOUGLAS  P.  WIETEN

                            Douglas  P.  Wieten
                            Chief  Financial  Officer,
                            Treasurer  and  Controller
                            (Principal  Financial  and  Accounting  Officer)

                        Date:  February  13,  1998



BIOANALYTICAL  SYSTEMS,  INC.
FORM  10-Q
INDEX  TO  EXHIBITS


Number
Assigned in . .  Exhibit
Regulation S-K.  Number   Description of Exhibit
Item 601
(2)                       No Exhibit.
(3) . . . . . .      3.1  Second Amended and Restated Articles of
                          Incorporation of Bioanalytical Systems, Inc.
                     3.2  Second Restated Bylaws of Bioanalytical
                          Systems, Inc.
(4) . . . . . .      4.1  Specimen Certificate for Common Shares
                          (Incorporated by reference to Exhibit 4.1 to
                          Registration Statement on Form S-1,
                          Registration No. 33-36429)
                     4.2  See Exhibits 3.1 and 3.2
(10). . . . . .     10.1  Form of Employee Confidentiality Agreement
                          (Incorporated by reference to Exhibit 10.1 to
                          Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.2  Bioanalytical Systems, Inc. Outside Director
                          Stock Option Plan (Incorporated by reference
                          to Exhibit 10.2 to Registration Statement on
                          Form S-1, Registration No.  333-36429).
                    10.3  Form of Bioanalytical Systems, Inc. Outside
                          Director Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.3 to
                          Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.4  Bioanalytical Systems, Inc. 1990 Employee
                          Incentive Stock Option Plan  (Incorporated
                          by reference to Exhibit 10.4 to Registration
                          Statement on Form S-1, Registration No.
                                                                   333-36429).
                    10.5  Form of Bioanalytical Systems, Inc. 1990
                          Employee Incentive Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.5 to
                          Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.6  Letter Loan Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated April 15, 1997.
                          (Incorporated by reference to Exhibit 10.11
                          to Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.7  Promissory Note for $2,200,000 executed by
                          Bioanalytical Systems, Inc. in favor of Bank
                          One, Indiana, N.A. dated May 9, 1997
                          (Incorporated by reference to Exhibit 10.12
                          to Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.8  Indemnifying Mortgage by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Lafayette, N.A. dated January 23, 1987.
                          (Incorporated by reference to Exhibit 10.14
                          to Registration Statement on Form S-1,
                          Registration No.  333-36429).
                    10.9  Real Estate Mortgage by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Lafayette, N.A., dated July 19, 1996
                          (Incorporated by reference to Exhibit 10.15
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.10  Security Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Lafayette, N.A., dated August 22, 1996
                          (Incorporated by reference to Exhibit 10.17
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.11  Master Lease Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One
                          Leasing Corporation dated November 9, 1994
                          (Incorporated by reference to Exhibit 10.18
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.12  Financing Lease by and between Bioanalytical
                          Systems, Inc. and Bank One Leasing
                          Corporation, dated November 9, 1994
                          (Incorporated by reference to Exhibit 10.19
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.13  Letter Loan Agreement by and between by
                          and between Bioanalytical Systems, Inc. and
                          Bank One, Indiana N.A., dated September 22,
                          1997 for up to a $1,000,000 non-revolving
                          line of credit to support capital expenditures
                          (Incorporated by reference to Exhibit 10.21
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.14  Note for $1,000,000 executed by
                          Bioanalytical Systems, Inc. in favor of Bank
                          One, Indiana N.A. dated September 22, 1997
                          (Incorporated by reference to Exhibit 10.22
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.15  Credit Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated July 24, 1997
                          (Incorporated by reference to Exhibit 10.23
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.16  Credit Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated August 30, 1996
                          (Incorporated by reference to Exhibit 10.24
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.17  Bioanalytical Systems, Inc. 1997 Employee
                          Incentive Stock Option Plan (Incorporated by
                          reference to Exhibit 10.26 to Registration
                          Statement on Form S-1, Registration No. 333-36429).

                   10.18  Form of Bioanalytical Systems, Inc. 1997
                          Employee Incentive Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.27
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.19  1997 Bioanalytical Systems, Inc. Outside
                          Director Stock Option Plan (Incorporated by
                          reference to Exhibit 10.28 to Registration
                          Statement on Form S-1, Registration
                          No. 333-36429).
                   10.20  Form of Bioanalytical Systems, Inc. 1997
                          Outside Director Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.29
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
(11). . . . . .     11.1  Statement Regarding Computation of Per
                          Share Earnings.
(12)                      No Exhibit
(13)                      No Exhibit
(15)                      No Exhibit
(18)                      No Exhibit
(19)                      No Exhibit
(22)                      No Exhibit
(23)                      No Exhibit
(24)                      No Exhibit
(27). . . . . .     27.1  Financial Data Schedule
(99)                      No Exhibit

    EXHIBIT  3.1

    SECOND  AMENDED  AND  RESTATED

    ARTICLES  OF  INCORPORATION

    OF

    BIOANALYTICAL  SYSTEMS,  INC.

    This corporation ("Corporation") is governed by the applicable provisions of the Indiana Business Corporation Law ("Act").

    ARTICLE  I

    Name

        The  name  of  the  Corporation  is  Bioanalytical  Systems,  Inc.

    ARTICLE  II

    Shares

    Section 2.1. Number. The total number of shares which the Corporation is authorized to issue is 20 million shares.

    Section 2.2. Classes. There shall be two classes of shares of the Corporation. One class shall be designated as "Common Shares" and shall consist of 19 million of the authorized shares, and the other class shall be designated as "Preferred Shares", and shall consist of one million of the authorized shares.

    Section 2.3. Relative Rights, Preferences, Limitations and Restrictions of Shares.

    (a) Common Shares. Except to the extent granted to the Preferred Shares, the Common Shares shall have all of the rights accorded to shares under the Act including but not limited to voting rights and all rights to distribution of the net assets of the Corporation upon dissolution.

    (b) Preferred Shares. By amendment of these Second Restated Articles of Incorporation in the manner provided in the Act, the Preferred Shares shall have such preferences, limitations, restrictions and relative voting and other rights as may be determined, in whole or in part, by the Board of Directors prior to the issuance thereof.

    Section 2.4. Voting Rights of Common Shares. Each holder of Common Shares shall be entitled to one vote for each share owned of record on the books of the Corporation on each matter submitted to a vote of the holders of Common Shares.

    ARTICLE  III

    Registered  Office  and  Registered  Agent

    Section 3.1. Registered Office. The street address of the Corporation's registered office is 2701 Kent Avenue, West Lafayette, Indiana 47906.

    Section 3.2. Registered Agent. The name of the Corporation's registered agent at such registered office is Peter T. Kissinger.

    ARTICLE  IV

    Board  of  Directors

    Section 4.1. Number, Terms. The total number of directors shall be that specified in or fixed in accordance with these Second Restated Articles of Incorporation or in the By-Laws. In the absence of a provision in the By-Laws specifying the number of directors or setting forth the manner in which such number shall be fixed, the number of directors shall be nine. The By-Laws may provide for staggering the terms of directors into two or three groups in the manner provided in the Act.

    Section 4.2. Election by Voting Groups. The terms of Preferred Shares may provide for the election of one or more directors by the holders of Common Shares and/or by the holders of one or more series of Preferred Shares.

    Section 4.3. Removal of Directors. One or more directors may be removed with or without cause by the vote of the holders of a majority of the outstanding Common Shares, subject to any limitation on the removal of directors contained in the terms of Preferred Shares.

    ARTICLE  V

    Indemnification

    Section 5.1. General. The Corporation shall, to the fullest extent to which it is empowered to do so by the Act, or any other applicable law, as from time to time in effect, indemnify any person who was or is a party, or is threatened to be made a party, to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal, by reason of the fact that he or she is or was a Director, Officer, employee or agent of the Corporation, or who, while serving as such Director, Officer, employee or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, whether for profit or not, against expenses (including counsel fees), judgments, settlements, penalties and fines (including excise taxes assessed with respect to employee benefit plans) actually or reasonably incurred by him in accordance with such action, suit or proceeding, if he acted in good faith and in a manner he reasonably believed, in the case of conduct in his official capacity, was in the best interests of the Corporation, and in all other cases, was not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, he either had reasonable cause to believe his conduct was lawful or no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not meet the prescribed standard of conduct.

    Section 5.2. Authorization of Indemnification. To the extent that a Director, Officer, employee or agent of the Corporation has been successful, on the merits or otherwise, in the defense of any action, suit or proceeding referred to in Section 5.1 of this Article V, or in the defense of any claim, issue or matter therein, the Corporation shall indemnify that person against expenses (including counsel fees) actually and reasonably incurred by that person in connection therewith. Any other indemnification under Section 5.1 of this Article V (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case, upon a determination that indemnification of the Director, Officer, employee or agent is permissible in the circumstances because he has met the applicable standard of conduct. Such determination shall be made (a) by the Board of Directors by a majority vote of a quorum consisting of Directors who were not at the time parties to such action, suit or proceeding; or (b) if a quorum cannot be obtained under subdivision (a), by a majority vote of a committee duly designated by the Board of Directors (in which designation Directors who are parties may participate), consisting solely of two (2) or more Directors not at the time parties to such action, suit or proceeding; or (c) by special legal counsel:
(i) selected by the Board of Directors or its committee in the manner prescribed in subdivision (a) or (b), or (ii) if a quorum of the Board of Directors cannot be obtained under subdivision (a) and a committee cannot be designated under subdivision (b), selected by a majority vote of the full Board of Directors (in which selection Directors who are parties may participate), or (iii) by the Shareholders, but shares owned by or voted under the control of Directors who are at the time parties to such action, suit or proceeding may not be voted on the determination.

    Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is permissible, except that if the determination is made by special legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by those entitled under subdivision
(c)  to  select  counsel.

    Section 5.3.  Good Faith Defined.  For purposes of any determination under
Section 5.1 of this Article V, a person shall be deemed to have acted in good faith and to have otherwise met the applicable standard of conduct set forth in Section 5.1 if his action is based on information, opinions, reports or statements, including financial statements and other financial data, if prepared or presented by (a) one or more Officers or employees of the Corporation or another enterprise whom he reasonably believes to be reliable and competent in the matters presented; (b) legal counsel, public accountants, appraisers or other persons as to matters he reasonably believes are within the person's professional or expert competence; or (c) a committee of the Board of Directors of the Corporation or another enterprise of which the person is not a member if he reasonably believes the committee merits confidence. The term "another enterprise" as used in this Section 5.3 shall mean any other corporation or any partnership, joint venture, trust, employee benefit plan or other enterprise of which the person is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent. The provisions of this Section 5.3 shall not be deemed to be exclusive or to limit in any way the circumstances in which a person may be deemed to have met the applicable standards of conduct set forth in Section
5.1  of  this  Article  V.

    Section 5.4. Payment of Expenses in Advance. Expenses incurred in connection with any civil or criminal action, suit or proceeding may be paid for or reimbursed by the Corporation in advance of the final disposition of such action, suit or proceeding, as authorized in the specific case in the same manner described in Section 5.2 of this Article V, upon receipt of a written affirmation of the Director, Officer, employee or agent's good faith belief that he has met the standard of conduct described in Section 5.1 of this Article V and upon receipt of a written undertaking by or on behalf of the Director, Officer, employee or agent to repay such amount if it shall ultimately be determined that he did not meet the standard of conduct set forth in Section 5.1 of this Article V, and a determination is made that the facts then known to those making the determination would not preclude indemnification under this Article V.

    Section 5.5. Provisions Not Exclusive. The indemnification provided by this Article V shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under these Articles, the Corporation's Amended and Restated Bylaws, any resolution of the Board of Directors or Shareholders, any other authorization, whenever adopted, after notice, by a majority vote of all voting stock then outstanding, or any contract, both as to action in his official capacity and as to action in another capacity while holding that office, and shall continue as to a person who has ceased to be a Director, Officer, employee or agent, and shall inure to the benefit of the heirs, executors and administrators of that person.

    Section 5.6. Vested Right to Indemnification. The right of any individual to indemnification under this Article V shall vest at the time of occurrence or performance of any event, act or omission giving rise to any action, suit or proceeding of the nature referred to in Section 5.1 of this
Article V and, once vested, shall not later be impaired as a result of any amendment, repeal, alteration or other modification of any or all of these provisions. Notwithstanding the foregoing, the indemnification afforded under this Article V shall be applicable to all alleged prior acts or omissions of any individual seeking indemnification hereunder, regardless of the fact that such alleged acts or omissions may have occurred prior to the adoption of this
Article V. To the extent such prior acts or omissions cannot be deemed to be covered by this Article V, the right of any individual to indemnification shall be governed by the indemnification provisions in effect at the time of the prior acts or omissions.

    Section 5.7. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a Director, Officer, employee or agent of the Corporation, or who is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability asserted against or incurred by the individual in that capacity or arising from the individual's status as a Director, Officer, employee or agent, whether or not the Corporation would have power to indemnify the individual against the same liability under this
Article  V.

    Section 5.8. Additional Definitions. For purposes of this Article V, references to the "Corporation" shall include any domestic or foreign predecessor entity of the Corporation in a merger or other transaction in which the predecessor's existence ceased upon consummation of the transaction.

    For purposes of this Article V, "serving an employee benefit plan at the request of the Corporation" shall include any service as a Director, Officer, employee or agent of the Corporation which imposes duties on, or involves services by that Director, Officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries. A person who acted in good faith and in a manner he reasonably believed to be in the best interests of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interest of the Corporation" referred to in this Article V.

    For purposes of this Article V, "party" includes any individual who is or was a plaintiff, defendant or respondent in any action, suit or proceeding, or who is threatened to be made a named defendant or respondent in any action, suit or proceeding.

    For purposes of this Article V, "official capacity," when used with respect to a Director, shall mean the position of director of the Corporation; and when used with respect to an individual other than a Director, shall mean the office in the Corporation held by the Officer or the employment or agency relationship undertaken by the employee or agent on behalf of the Corporation.

    "Official capacity" does not include service for any other foreign or domestic corporation or any partnership, joint venture, trust, employee benefit plan, or other enterprise, whether for profit or not.

    Section 5.9. Payments a Business Expense. Any payments made to any indemnified party under this Article V under any other right to indemnification shall be deemed to be an ordinary and necessary business expense of the Corporation, and payment thereof shall not subject any person responsible for the payment, or the Board of Directors, to any action for corporate waste or to any similar action.

    EXHIBIT  3.2

    SECOND  RESTATED  BYLAWS  OF
    BIOANALYTICAL  SYSTEMS,  INC.


    ARTICLE  I

    Records  Pertaining  to  Share  Ownership

    Section 1. Recognition of Shareholders. Bioanalytical Systems, Inc. (the "Corporation") is entitled to recognize a person registered on its books as the owner of shares of the Corporation as having the exclusive right to receive dividends and to vote those shares, notwithstanding any other person's equitable or other claim to, or interest in, those shares.

    Section 2. Transfer of Shares. Shares are transferable only on the books of the Corporation, subject to any transfer restrictions imposed by the Articles of Incorporation, these Bylaws, or an agreement among shareholders and the Corporation. Shares may be so transferred upon presentation of the certificate representing the shares, endorsed by the appropriate person or persons, and accompanied by (a) reasonable assurance that those endorsements are genuine and effective, and (b) a request to register the transfer. Transfers of shares are otherwise subject to the provisions of the Indiana
Business Corporation Law (the "Act"), Article 8 of the Indiana Uniform Commercial Code and federal securities laws.

    Section 3. Certificates. Each shareholder is entitled to a certificate signed (manually or in facsimile) by the President or a Vice President and the Secretary or an Assistant Secretary, setting forth (a) the name of the Corporation and that it was organized under Indiana law, (b) the name of the person to whom issued, (c) the number, class, and series of shares represented, and (d) a conspicuous statement that the Corporation will furnish to the holder of the certificate on request, in writing, and without charge, a summary of the designations, relative rights, preferences, and limitations applicable to each such class of shares, and the variations in rights, preferences, and limitations determined for each series within a class (and the authority of the Board of Directors to determine variations for future series). The Board of Directors shall prescribe the form of the certificate.

    Section 4. Lost or Destroyed Certificates. A new certificate may be issued to replace a lost or destroyed certificate. Unless waived by the Board of Directors, the shareholder in whose name the certificate was issued shall make an affidavit or affirmation of the fact that the certificate is lost or destroyed, shall advertise the loss or destruction in such manner as the Board of Directors may require, and shall give the Corporation a bond of indemnity in the amount and form which the Board of Directors may prescribe.

    ARTICLE  II

    Meetings  of  the  Shareholders

    Section 1. Annual Meetings. Annual meetings of the shareholders shall be held on the second Monday in February of each year, or on such other date as may be designated by the Board of Directors.

    Section 2. Special Meetings. Special meetings of the shareholders may be called by the President or by the Board of Directors. Special meetings of the shareholders shall be called upon delivery to the Secretary of the Corporation of one or more written demands for a special meeting of the shareholders describing the purposes of that meeting and signed and dated by the holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at that meeting.

    Section 3. Notice of Meetings. The Corporation shall deliver or mail written notice stating the date, time, and place of any shareholders' meeting and, in the case of a special shareholders' meeting or when otherwise required by law, a description of the purposes for which the meeting is called, to each shareholder of record entitled to vote at the meeting, at such address as appears in the records of the Corporation and at least 10, but no more than 60, days before the date of the meeting.

    Section 4. Waiver of Notice. A shareholder may waive notice of any meeting, before or after the date and time of the meeting as stated in the notice, by delivering a signed waiver to the Corporation for inclusion in the minutes. A shareholder's attendance at any meeting, in person or by proxy (a) waives objection to lack of notice or defective notice of the meeting, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting, and (b) waives objection to consideration of a particular matter at the meeting that is not within the purposes described in the meeting notice, unless the shareholder objects to considering the matter when it is presented.

    Section 5. Record Date. The Board of Directors may fix a record date, which may be a future date, for the purpose of determining the shareholders entitled to notice of a shareholders' meeting, to demand a special meeting, to vote, or to take any other action. A record date shall be at least 10, but not more than 70, days before the meeting or action requiring a determination of shareholders. If the Board of Directors does not fix a-record date, the record date shall be the 10th day prior to the date of the meeting or other action.

    Section 6. Voting by Proxy. A shareholder may appoint a proxy to vote or otherwise act for the shareholder pursuant to a written appointment form executed by the shareholder or the shareholder's duly authorized attorney-in-fact. An appointment of a proxy is effective when received by the Secretary or other officer or agent of the Corporation authorized to tabulate votes. The general proxy of a fiduciary is given the same effect as the general proxy of any other shareholder. A proxy appointment is valid for 11 months unless otherwise expressly stated in the appointment form.

    Section 7. Voting Lists. Following the record date for a shareholders' meeting, the Secretary shall prepare an alphabetical list of all shareholders entitled to notice of the meeting, arranged by voting group and within each voting group by class and series, and showing the address and number of shares held by each shareholder. The list shall be kept on file at the principal office of the Corporation or at a place identified in the meeting notice in the city where the meeting will be held. The list shall be available for inspection and copying by any shareholder entitled to vote at the meeting, or by the shareholder's agent or attorney authorized in writing, at any time during regular business hours, beginning 5 business days before the date of the meeting through the meeting. The list shall also be made available to any shareholder, or to the shareholder's agent or attorney authorized in writing, at the meeting and any adjournment thereof. Failure to prepare or make available a voting list with respect to any shareholder's meeting shall not affect the validity of any action taken at such meeting.

    Section 8. Quorum; Approval. At any meeting of shareholders, a majority of the votes entitled to be cast on a matter by a voting group at the meeting constitutes a quorum of that voting group. If a quorum of a voting group is present when a vote is taken, action on a matter is approved by that voting group if the votes cast in favor of the action exceed the votes cast in opposition to the action, unless a greater number is required by law, the Articles of Incorporation, or these Bylaws. If more than one voting group is entitled to vote on a matter, approval by each voting group is required for the matter to be approved by the shareholders as a whole.

    Section 9. Action by Consent. Any action required or permitted to be taken at a shareholders' meeting may be taken without a meeting if the action is taken by all the shareholders entitled to vote on the action. The action must be evidenced by one or more written consents describing the action taken, signed by all the shareholders entitled to vote on the action, and delivered to the Corporation for inclusion in the minutes. If not otherwise determined pursuant to Section 5 of this Article II, the record date for determining shareholders entitled to take action without a meeting is the date the first shareholder signs the consent to such action.

    Section 10. Presence. Any or all shareholders may participate in any annual or special shareholders' meeting by, or through the use of, any means of communication by which all shareholders participating may simultaneously hear each other during the meeting. A shareholder so participating is deemed to be present in person at the meeting.

    ARTICLE  III

    Board  of  Directors

    Section 1. Powers and Duties. All corporate powers are exercised by or under the authority of, and the business and affairs of the Corporation are managed under the direction of, the Board of Directors, unless otherwise provided in the Articles of Incorporation.

    Section 2. Number and Terms of Office; Qualifications. The Corporation shall have no fewer than seven and no greater than nine directors. Subject to the limitations contained in this Section 2, the number of directors may be fixed or changed from time to time by a majority vote of the Board of Directors. Directors are elected at each annual shareholders' meeting and serve for a term expiring at the following annual shareholders' meeting. A director who has been removed pursuant to Section 3 of this Article III ceases to serve immediately upon removal; otherwise, a director whose term has expired continues to serve until a successor is elected and qualifies or until there is a decrease in the number of directors. A person need not be a shareholder or an Indiana resident to qualify to be a director.

    Section 3. Removal. Subject to any limitations on, and requirements for, removal of directors contained in the Articles of Incorporation, any director may be removed with or without cause by action of the shareholders taken at any meeting the notice of which states that one of the purposes of the meeting is removal of the director.

    Section 4. Vacancies. Subject to any provisions concerning the filling of vacancies contained in the Articles of Incorporation, if a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the Board of Directors may fill the vacancy; and if the directors remaining in office constitute fewer than a quorum of the Board, the directors remaining in office may fill the vacancy by the affirmative vote of a majority of those directors. Any director elected to fill a vacancy holds office until the next annual meeting of the shareholders and/or until a successor is elected and qualifies.

    Section 5. Annual Meetings. Unless otherwise agreed by the Board of Directors, the annual meeting of the Board of Directors shall be held immediately following the annual meeting of the shareholders, at the place where the meeting of shareholders was held, for the purpose of electing officers and considering any other business which may be specifically set forth in the notice of the meeting.

    Section 6. Regular and Special Meetings. Regular meetings of the Board of Directors may be held pursuant to a resolution of the Board of Directors establishing a method for determining the date, time, and place of those meetings. Special meetings of the Board of Directors may be held upon the call of the President or of any one director.

    Section 7. Notice and Agenda. Notice of a meeting may be waived in writing before or after the time of the meeting. The waiver must be signed by the director entitled to the notice and filed with the minutes of the meeting. A director's attendance at or participation in a meeting waives any required notice of the meeting, unless at the beginning of the meeting (or promptly upon the director's arrival) the director objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting. All notices of a meeting of the Board of Directors shall include an agenda specifically setting forth in reasonable detail any and all matters to be officially acted upon at such meeting.

    Section 8. Quorum. A quorum for the transaction of business at any meeting of the Board of Directors consists of a majority of the number of directors then in office. In all cases, except as otherwise expressly required by the Act or the Articles of Incorporation, the approval or consent of a majority of the directors then in office shall be required in order to authorize or approve actions or other matters presented to the Board of Directors.

    Section 9. Action by Consent. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if the action is taken by all directors then in office. The action must be evidenced by one or more written consents describing the action taken, signed by each director, and included in the minutes. Action of the Board of Directors taken by consent is effective when the last director signs the consent, unless the consent specifies a prior or subsequent effective date.

    Section 10. Committees. The Board of Directors may create one or more committees and appoint members of the Board of Directors to serve on them. Each committee may have one or more members, who serve at the pleasure of the Board of Directors. All rules applicable to action by the Board of Directors apply to committees and their members. The Board of Directors may specify the authority that a committee may exercise; however, a committee may not (a) authorize distributions, except a committee may authorize or approve a reacquisition of shares if done according to a formula or method prescribed by the Board of Directors, (b) approve or propose to shareholders action that must be approved by shareholders, (c) fill vacancies on the Board of Directors or on any of its committees, (d) amend the Articles of Incorporation, (e) adopt, amend, or repeal these Bylaws, (f) approve a plan of merger not requiring shareholder approval, or (g) authorize or approve the issuance or sale or a contract for the sale of shares, or determine the designation and relative rights, preferences, and limitations of a class or series of shares.

    Section 11. Presence. The Board of Directors may permit any or all directors to participate in any annual, regular, or special meeting by any means of communication by which all directors participating may simultaneously hear each other during the meeting. A director so participating is deemed to be present in person at the meeting.

    Section  12.        Compensation.    Each  director  shall  receive  such
compensation for service as a director as may be fixed by the Board of Directors.

    ARTICLE  IV

    Officers

    Section 1. Officers. The Corporation shall have a President, a Vice President, a Secretary, a Treasurer, and such assistant officers as the Board
of  Directors  or  the  President  designates.    The  same  individual  may
simultaneously  hold  more  than  one  office.

    Section 2. Terms of Office. Officers are elected at each annual meeting of the Board of Directors and serve for a term expiring at the following annual meeting of the Board of Directors. An officer who has been removed pursuant to Section 4 of this Article IV ceases to serve as an officer immediately upon removal; otherwise, an officer whose term has expired continues to serve until a successor is elected and qualifies.

    Section 3. Vacancies. If a vacancy occurs among the officers, the Board of Directors may fill the vacancy. Any officer elected to fill a vacancy holds office until the next annual meeting of the Board of Directors and until a successor is elected and qualifies.

    Section 4. Removal. Any officer may be removed by the Board of Directors at any time with or without cause.

    Section 5. Compensation. Each officer shall receive such compensation for service in office as may be fixed by the Board of Directors.

    Section 6. President. The President is the chief executive officer of the Corporation and is responsible for managing and supervising the affairs and personnel of the Corporation, subject to the general control of the Board of Directors. The President presides at all meetings of shareholders and directors. The President, or proxies appointed by the President, may vote shares of other corporations owned by the Corporation. The President has authority to execute, with the Secretary, powers of attorney appointing other corporations, partnerships, or individuals as the agents of the Corporation, subject to law, the Articles of Incorporation, and these Bylaws. The President has such other powers and duties as the Board of Directors may from time to time prescribe.

    Section 7. Vice President. The Vice President has all the powers of, and performs all the duties incumbent upon, the President during the President's absence or disability. The Vice President has such other powers and duties as the Board of Directors may from time to time prescribe.

    Section 8. Secretary. The Secretary is responsible for (a) attending all meetings of the shareholders and the Board of Directors, (b) preparing true and complete minutes of the proceedings of all meetings of the shareholders, the Board of Directors, and all committees of the Board of Directors, (c) maintaining and safeguarding the books (except books of account) and records of the Corporation, and (d) authenticating the records of the Corporation. If required, the Secretary attests the execution of deeds, leases, agreements, powers of attorney, certificates representing shares of the Corporation, and other official documents by the Corporation. The Secretary serves all notices of the Corporation required by law, the Board of Directors, or these Bylaws. The Secretary has such other duties as the Board of Directors may from time to time prescribe.

    Section 9. Treasurer. The Treasurer is responsible for (a) keeping correct and complete books of account which show accurately at all times the financial condition of the Corporation, (b) safeguarding all funds, notes, securities, and other valuables which may from time to time come into the possession of the Corporation, and (c) depositing all funds of the Corporation with such depositories as the Board of Directors shall designate. The Treasurer shall furnish at meetings of the Board of Directors, or when otherwise requested, a statement of the financial condition of the Corporation. The Treasurer has such other duties as the Board of Directors may from time to time prescribe.

    Section 10. Assistant Officer. The Board of Directors or the President may from time to time designate and elect assistant officers who shall have such powers and duties as the officers whom they are elected to assist specify and delegate to them, and such other powers and duties as the Board of Directors or the President may from time to time prescribe. An Assistant Secretary may, during the absence or disability of the Secretary, discharge all responsibilities imposed upon the Secretary of the Corporation, including, without limitation, attest the execution of all documents by the Corporation.

    ARTICLE  V

    Miscellaneous

    Section 1. Records. The Corporation shall keep as permanent records minutes of all meetings of the shareholders, the Board of Directors, and all committees of the Board of Directors, and a record of all actions taken without a meeting by the shareholders, the Board of Directors, and all committees of the Board of Directors. The Corporation or its agent shall maintain a record of the shareholders in a form that permits preparation of a list of the names and addresses of all shareholders, in alphabetical order by class of shares showing the number and class of shares held by each. The Corporation shall maintain its records in written form or in a form capable of conversion into written form within a reasonable time. The Corporation shall keep a copy of the following records at its principal office: (a) the Articles of Incorporation then currently in effect, (b) the Bylaws then currently in effect, (c) all resolutions adopted by the Board of Directors with respect to one or more classes or series of shares and fixing their relative rights, preferences, and limitations, if shares issued pursuant to those resolutions are outstanding, (d) minutes of all shareholders' meetings, and records of all actions taken by shareholders without a meeting, for the past 3 years, (e) all written communications to shareholders generally during the past 3 years, including annual financial statements furnished upon request of the shareholders, (f) a list of the names and business addresses of the current directors and officers, and (g) the most recent annual report filed with the Indiana Secretary of State.

    Section 2. Execution of Contracts and Other Documents. Unless otherwise authorized or directed by the Board of Directors, all written contracts and other documents entered into by the Corporation shall be executed on behalf of the Corporation by the President or a Vice President, and, if required, attested by the Secretary or an Assistant Secretary.

    Section 3. Accounting Year. The accounting year of the Corporation begins on October l of each year and ends on the September 30 immediately following.

    Section  4.        Corporate  Seal.    The  Corporation  has  no  seal.

    ARTICLE  VI

    Amendment

    These  Bylaws  may  be amended or repealed only by the Board of Directors.



    /s/  Candice  B.  Kissinger
    Secretary's  Initial



    October  23,  1997
    Date