Form 10-Q
period 1998-03-31
BIOANALYTICAL SYSTEMS INC
filed 1998-05-15
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

OR

[       ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429

BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)





INDIANA. . . . . . . . . . . . .  35-1345024
(State or other jurisdiction of.  (I.R.S. Employer
incorporation or organization) .  Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN . . . . . . .  47906
(Address of principal executive.  (Zip code)
offices)

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

YES        [X]            NO

As of March 31, 1998, 4,451,343 Common Shares of the registrant were outstanding.





                                                                PAGE
                                                                NUMBER
PART I . . . . . . . .  FINANCIAL INFORMATION

Item 1 - Financial
Statements Unaudited):

                        Consolidated Balance Sheets as of
                        September 30, 1997 and
                        March 31, 1998                               4

                        Consolidated Statements of Income for        7
                        the Three Months and Six  Months ended
                        March 31, 1997 and 1998

                        Consolidated Statements of Cash Flows        9
                        for the Six Months Ended March 31,
                                                 1997 and 1998

                        Notes to Consolidated Financial             12
                        Statements

Item 2 - Management's                                               12
Discussion and
Analysis of Financial
Condition and Results
of Operations

PART II. . . . . . . .  OTHER INFORMATION                           15

Item 1 - Legal                                                      15
Proceedings

Item 2 - Changes in                                                 15
Securities and Use of
Proceeds

Item 4 - Submission of                                              16
Matters to a Vote of
Security Holders

Item 6 - Exhibits and                                               16
Reports on Form 8-K

SIGNATURES                                                          19


PART I -- FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS



BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                             September 30,    March 31,
                                                       1997          1998
                                                      (Note)   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents . . . . . . . .  $          161   $     2,985
  Accounts receivable, net. . . . . . . . .           3,014         2,969
  Inventories . . . . . . . . . . . . . . .           1,911         2,105
  Other current assets. . . . . . . . . . .              47            52
  Deferred income taxes . . . . . . . . . .             210           210
    Total Current Assets. . . . . . . . . .           5,343         8,321
Goodwill, less accumulated amortization of.             210           528
  $30 and $41
Other assets. . . . . . . . . . . . . . . .             343           228
Property and equipment:
  Land and improvements . . . . . . . . . .             171           171
  Buildings and improvements. . . . . . . .           4,294         8,332
  Machinery and equipment . . . . . . . . .           4,067         4,730
  Office furniture and fixtures . . . . . .             681           823
  Construction in process . . . . . . . . .           3,625           178
                                                     12,838        14,234
  Less accumulated depreciation . . . . . .          (2,803)       (3,154)
                                                     10,035        11,080
  Total Assets. . . . . . . . . . . . . . .  $       15,931   $    20,157
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable. . . . . . . . . . . . .  $        1,341   $     1,287
  Income taxes payable. . . . . . . . . . .             250           234
  Accrued expenses. . . . . . . . . . . . .             353           309
  Customer advances . . . . . . . . . . . .             102           158
  Current portion of long-term debt . . . .             288            90
  Lines of credit                                       515           ---
    Total current liabilities . . . . . . .           2,849         2,078
Long-term debt, less current portion. . . .           5,045            62
Deferred income taxes . . . . . . . . . . .           1,154         1,204
Convertible Preferred Shares:
    1,000,000 shares  authorized;
    166,667 and no shares issued
    and outstanding . . . . . . . . . . . .           1,232             -
Shareholders equity:
  Common Shares:  19,000,000 shares
     authorized; 2,247,601 and 4,451,343
     shares issued and outstanding. . . . .             498           986
  Additional paid-in capital. . . . . . . .             178        10,440
  Retained earnings . . . . . . . . . . . .           4,978         5,405
  Currency translation adjustment . . . . .              (3)          (18)
    Total shareholders' equity. . . . . . .           5,651        16,813

    Total liabilities and shareholders' . .  $       15,931   $    20,157
    equity

The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.



BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)


                              Three        Three        Six          Six
                              Months       Months       Months       Months
                              Ended        Ended        Ended        Ended
                              March        March        March        March
                              31,1997      31,1998      31,1997      31,1998

Product revenue. . . . . . .  $    2,503   $    2,859   $    4,877   $    5,501
Services revenue . . . . . .       1,145        1,591        2,287        3,279
   Total revenue . . . . . .       3,648        4,450        7,164        8,780

Cost of product revenue. . .         792          930        1,470        1,879
Cost of services revenue . .         728          970        1,387        1,867
   Total cost of revenue . .       1,520        1,900        2,857        3,746
Gross profit . . . . . . . .       2,128        2,550        4,307        5,034

Operating expenses:
   Selling . . . . . . . . .         966        1,100        2,046        2,171
   Research and development.         342          598          706        1,074
   General and . . . . . . .         360          525          748        1,137
administrative

      Total Operating. . . .       1,668        2,223        3,500        4,382
Expenses
Operating income . . . . . .         460          327          807          652

Interest income. . . . . . .           0           35            3           50
Interest expense . . . . . .         (25)         (16)         (48)         (38)
Other income (expense) . . .          (7)         (13)         (15)         (10)
Gain on sale of property . .          23           17           23           44
and equipment

Income before income taxes .         451          350          770          698
Income taxes . . . . . . . .         186          119          317          271
Net income . . . . . . . . .  $      265   $      231   $      453   $      427

Net income available to. . .  $      265   $      231   $      426   $      427
common shareholders

Basic net income per common.  $      .12   $      .05   $      .19   $      .11
share

Diluted net income per . . .  $      .09   $      .05   $      .14   $      .10
common and common
equivalent share

Basic weighted average . . .   2,202,609    4,444,016    2,194,545    3,749,714
common shares outstanding
Diluted weighted average . .   3,094,082    4,598,848    3,092,245    4,168,120
common and common
equivalent shares
outstanding

See accompanying notes.



BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)


                                                 Six Months    Six Months
                                                 Ended         Ended
                                                 March 31,     March 31,
                                                 1997          1998
Operating activities:
Net income. . . . . . . . . . . . . . . . . . .  $       453   $       427
Adjustments to reconcile net income to net
cash provided by operating activities:

   Depreciation and amortization. . . . . . . .          299           361
   Deferred income taxes. . . . . . . . . . . .          264            50
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . .         (452)           44
      Inventories . . . . . . . . . . . . . . .         (206)         (193)
      Other assets. . . . . . . . . . . . . . .          (86)          110
      Accounts payable. . . . . . . . . . . . .         (179)          (54)
      Income taxes payable. . . . . . . . . . .           30           (17)
      Accrued expenses and customer advances. .          257            12
Net cash provided by operating activities . . .          380           740
Investing activities:
Capital expenditures. . . . . . . . . . . . . .       (1,218)       (1,397)
Payments for purchase of net assets of
Vetronics, Inc. net of cash acquired. . . . . .           --          (326)
Net cash used by investing activities . . . . .       (1,218)       (1,723)

Financing activities:
Borrowings of long-term debt                            1264          ----
Payments of long-term debt. . . . . . . . . . .         (437)       (4,984)
Borrowings on lines of credit                            ---           860
Payments on lines of credit                              ---        (1,573)
Net proceeds from initial public offering                ---         9,362
Net proceeds from the exercise of stock options           40           157
Redemption of preferred shares                          (325)         ----
Other                                                    ---           (15)
Net cash provided by financing activities . . .          542         3,807
Net increase (decrease) in cash and cash
   Equivalents. . . . . . . . . . . . . . . . .         (296)        2,824
Cash and cash equivalents at beginning of . . .          595           161
Period
Cash and cash equivalents at end of period. . .  $       299   $     2,985

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

(2)    INTERIM FINANCIAL STATEMENTS PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1997. In the opinion of management, the consolidated financial statements for the three month periods and the six month periods ended March 31, 1997 and 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the six month period ended March 31, 1998 are not necessarily indicative of the results for the year ending September 30, 1998.



(3)  INVENTORIES
      Inventories consisted of (in thousands):


                     September 30,    March 31,
                             1997         1998

   Raw materials. .  $          909   $      998
   Work in progress             278          305
   Finished goods .             801          879
                              1,988        2,182
   LIFO reserve . .             (77)         (77)
   Total LIFO cost.  $        1,911        2,105



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

(7)    SUBSEQUENT EVENT

    On April 2, 1998, the Company agreed to purchase three Benchtop Triple Stage Quadruple Mass Spectrometers. The purchase price of these instruments is approximately $770,000, with payment terms of 50% due upon placement of the order, 40% due upon delivery and 10% due upon acceptance of the instruments.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

    Total revenue for the three months ended March 31, 1998 increased 22.0% to approximately $4.5 million from approximately $3.6 million for the three months ended March 31, 1997. The net increase of approximately $900,000 was primarily due to increased revenue from services, which increased to approximately $1.6 million in the three months ended March 31, 1998 from approximately $1.1 million in the three months ended March 31, 1997 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $2.9 million for the three months ended March 31, 1998 from approximately $2.5 million for the three months ended March 31, 1997 primarily as a result of sales of a new line of physiology monitoring products acquired in connection with the acquisition of Vetronics on October 31, 1997.

    Total cost of revenue for the three months ended March 31, 1998 increased 25.0% to approximately $1.9 million from approximately $1.5 million for the three months ended March 31, 1997. This increase of approximately $400,000 was primarily due to the additional cost of revenue related to the services unit. Cost of product revenue increased to 32.5% as a percentage of product revenue for the three months ended March 31, 1998 from 31.6% of product revenue for the three months ended March 31, 1997, due to a change in product mix. Cost of service revenue decreased to approximately 61.0% as a percentage of service revenue for the three months ended March 31, 1998 from approximately 63.6% of services revenue for the three months ended March 31, 1997 due to an increase in the level of services revenue.

    Selling expenses for the three months ended March 31, 1998 increased 13.9% to approximately $1,100,000 from approximately $966,000 for the three months ended March 31, 1997 due to the promotion of the new homocysteine kit. Research and development expenses for the three months ended March 31, 1998 increased 74.9% to approximately $598,000 from approximately $342,000 for the three months ended March 31, 1997 due to the acceleration of product development and increased activity in the NIH and NASA grant projects.
General and administrative expenses for the three months ended March 31, 1998 increased 45.8% to approximately $525,000 from approximately $360,000 for the three months ended March 31, 1997, primarily as a result of increased property taxes incurred in connection with the Company's purchase and construction of additional facilities as well as increased general and administrative expenses related to the Company's defense of a patent infringement suit.

    Other income (expense), net, was approximately $23,000 in the three months ended March 31, 1998, as compared to approximately $(9,000) in the three months ended March 31, 1997 as a result of a reduction in net interest expense due to an increase in cash and cash equivalents resulting from the initial public offering.

    The Company's effective tax rate for the three months ended March 31, 1998 was 34.0% as compared to 41.2% for the three months ended March 31, 1997.
This decrease was due in part, to improving profitability from operations in the United Kingdom.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997

    Total revenue for the six months ended March 31, 1998 increased 22.6% to approximately $8.8 million from approximately $7.2 million for the six months ended March 31, 1997. The net increase of approximately $1,600,000 was primarily due to increased revenue from services, which increased to approximately $3.3 million in the six months ended March 31, 1998 from approximately $2.3 million in the six months ended March 31, 1997 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $5.5 million for the six months ended March 31, 1998 from approximately $4.9 million for the six months ended March 31, 1997 primarily as a result of sales of a new line of physiology monitoring products acquired in connection with the acquisition of Vetronics on October 31, 1997.
 .

    Total cost of revenue for the six months ended March 31, 1998 increased 31.1% to approximately $3.7 million from approximately $2.9 million for the six months ended March 31, 1997. This increase of approximately $800,000 was primarily due to the additional cost of revenue related to the services unit. Cost of product revenue increased to 34.2% as a percentage of product revenue for the six months ended March 31, 1998 from 30.1% of product revenue for the six months ended March 31, 1997, due to a change in product mix. Cost of services revenue decreased to approximately 56.9% as a percentage of service revenue for the six months ended March 31, 1998 from approximately 60.6% of services revenue for the six months ended March 31, 1997 due to an increase in the level of services revenue.

    Selling expenses for the six months ended March 31, 1998 increased 6.1% to approximately $2,171,000 from approximately $2,046,000 for the six months ended March 31, 1997 due to the promotion of the new homocysteine kit. Research and development expenses for the six months ended March 31, 1998 increased 52.1% to approximately $1,074,000 from approximately $706,000 for the six months ended March 31, 1997 due to the acceleration of product development and increased activity in the NIH and NASA grant projects.
General and administrative expenses for the six months ended March 31, 1998 increased 52.0% to approximately $1,137,000 from approximately $748,000 for the six months ended March 31, 1997, primarily as a result of increased property taxes incurred in connection with the Company's purchase and construction of additional facilities as well an increased general and administrative expenses related to the Company's defense of a patent infringement suit.


    Other income (expense), net, was approximately $46,000 in the six months ended March 31, 1998, as compared to approximately $(37,000) in the six months ended March 31, 1997 as a result of a reduction in net interest expense due to an increase in cash and cash equivalents resulting from the initial public offering.

    The Company's effective tax rate for the six months ended March 31, 1998 was 38.8% as compared to 41.2% for the six months ended March 31, 1997. This decrease was due in part, to improving profitability from operations in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had cash and cash equivalents of approximately $3.0 million compared to cash and cash equivalents of approximately $161,000 at September 30, 1997. The increase in cash resulted primarily from the Company's initial public offering of Common Shares in November of 1997.

    The Company's net cash provided by operating activities was approximately $740,000 for the six months ended March 31, 1998 as compared to approximately $380,000 for the first six months of 1997. The positive cash flow from operations during the six months ended March 31, 1998 was primarily the result of net income of approximately $427,000 plus non-cash charges of approximately $411,000 partially offset by a net change of approximately $98,000 in operating assets and liabilities. The most significant increase in operating assets related to inventory, which increased to approximately $2.1 million at March 31, 1998 from approximately $1.9 million at September 30, 1997.

    Cash used by investing activities increased to approximately $1.7 million for the six months ended March 31, 1998 from approximately $1.2 million for the six months ended March 31, 1997, primarily as a result of the Company's construction of additional facilities. Cash provided by financing activities for the six months ended March 31, 1998 was approximately $3.8 million due to the initial public offering in November of 1997, partially offset by the reduction of debt.

    Total expenditures by the Company for property and equipment were approximately $1,218,000 and $1,397,000 for the six months ended March 31, 1997 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates increased levels of capital expenditures in fiscal 1998 and fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company, however, currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities. The Company also expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures.

    Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank lines of credit and the remaining net proceeds from its initial public offering will be sufficient to fund its anticipated working capital and capital expenditure requirements.

    The Company has a $7.5 million  bank line of credit agreement, which
expires March 1, 1999.   Interest is charged at the prime rate (8.5% at March
31, 1998). The line is not currently being utilized. The line is collateralized by substantially all inventories and accounts receivable.

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


    PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey which CMA alleged that the Company's microdialysis probes infringe
U. S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and in which it asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than $75,000 of the Company's revenues in fiscal 1997. The matter is now in the discovery stage. Management intends to continue a vigorous defense of CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or result of operations, but legal expenses associated with the defense of this suit may have an adverse effect on current earnings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.


    In the first and second fiscal quarter, the Company issued an aggregate of 101,343 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggretate $158,459.29. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

    On November 24, 1997, the SEC declared effective the Company's Registration Statement on Form S-1, File Number 333-36429. Item 2 of Part II of the Company's Form 10-Q for the period ended December 31, 1997 set forth information regarding the Company's proceeds from the offering pursuant to such registration statement and the Company's use of such proceeds. The following information has changed since such disclosure.


    The net proceeds received by the Company from the offering were $9,362,000 after deducting expenses paid by the Company of $1,438,000 consisting of $756,000 for underwriting discounts and commissions and $682,000 for legal, accounting and printing fees.

    As of March 31, 1998, the Company had used approximately $6,600,000 of the net proceeds from the offering to repay indebtedness. The balance of the net proceeds, or approximately $2,800,000, was invested in money market funds.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

    At the annual meeting of shareholders of the Company held on January 22, 1998, the following actions were taken:

1. The following directors were elected to serve until the next annual meeting until their successors are duly elected and qualified, as follows:





                                 Votes
                      Votes For  Withheld  Abstentions
William E. Baitinger  2,140,316        --           --
Michael K. Campbell.  2,140,316        --           --
Thomas A. Hiatt. . .  2,140,316        --           --
Peter T. Kissinger .  2,140,316        --           --
John A. Kraeutler. .  2,140,316        --           --
William C. Mulligan.  2,140,316        --           --
Ronald E. Shoup. . .  2,140,316        --           --
Leigh Thompson . . .  2,140,316        --           --


2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 was approved by the vote of 2,140,316 shares For.

ITEM 5.        OTHER INFORMATION.

            On May 7, 1998 Thomas A. Hiatt and William C. Mulligan resigned
from the Board of Directors of the Company.   Neither Mr. Hiatt nor Mr.
Mulligan had any disagreements with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

    3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q, File No. 000-23357)


    3.2 Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-23357).

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

    10.6 Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Lafayette, N.A., dated August 22, 1996 (Incorporated by reference to
Exhibit 10.17 to Registration Statement on Form S-1, Registration No.
333-36429).

    10.7 Master Lease Agreement by and between Bioanalytical Systems, Inc. and Bank One Leasing Corporation dated November 9, 1994 (Incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.8 Financing Lease by and between Bioanalytical Systems, Inc. and Bank One Leasing Corporation, dated November 9, 1994 (Incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.9 Credit Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated August 30, 1996 (Incorporated by reference to
Exhibit 10.24 to Registration Statement on Form S-1, Registration No.
333-36429).

    10.10 Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.11 Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.12 1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.13 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

    10.14 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated March 1, 1998.

    10.15 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998.

    10.16 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998.

    10.17 Promissory Note for $7,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, N.A., dated March 1, 1998.

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

Date: May 15, 1998


By /s/ DOUGLAS P. WIETEN

Douglas P. Wieten
Chief Financial Officer,
Treasurer and Controller
 (Principal Financial and Accounting Officer)

Date: May 15, 1998



BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS


Number
Assigned in
Regulation S-K.  Exhibit
Item 601. . . .  Number   Description of Exhibit
(2)                       No Exhibit.
(3) . . . . . .      3.1  Second Amended and Restated Articles of
                          Incorporation of Bioanalytical Systems, Inc.
                          (Incorporated by to Exhibit 3.1 to Form 10-Q,
                          File NO. 000-23357)
                     3.2  Second Restated Bylaws of Bioanalytical
                          Systems, Inc. (Incorporated by reference to
                          Exhibit 3.2 to Form 10-Q, File NO. 000-23357).
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
                    10.6  Security Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Lafayette, N.A., dated August 22, 1996
                          (Incorporated by reference to Exhibit 10.17
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                    10.7  Master Lease Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One
                          Leasing Corporation dated November 9, 1994
                          (Incorporated by reference to Exhibit 10.18
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                    10.8  Financing Lease by and between Bioanalytical
                          Systems, Inc. and Bank One Leasing
                          Corporation, dated November 9, 1994
                          (Incorporated by reference to Exhibit 10.19
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                    10.9  Credit Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated August 30, 1996
                          (Incorporated by reference to Exhibit 10.24
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.10  Bioanalytical Systems, Inc. 1997 Employee
                          Incentive Stock Option Plan (Incorporated by
                          reference to Exhibit 10.26 to Registration
                          Statement on Form S-1, Registration No. 333-36429).

                   10.11  Form of Bioanalytical Systems, Inc. 1997
                          Employee Incentive Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.27
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.12  1997 Bioanalytical Systems, Inc. Outside
                          Director Stock Option Plan (Incorporated by
                          reference to Exhibit 10.28 to Registration
                          Statement on Form S-1, Registration
                          No. 333-36429).
                   10.13  Form of Bioanalytical Systems, Inc. 1997
                          Outside Director Stock Option Agreement
                          (Incorporated by reference to Exhibit 10.29
                          to Registration Statement on Form S-1,
                          Registration No. 333-36429).
                   10.14  Business Loan Agreement by and between
                          Bioanalytical Systems, Inc., and Bank One,
                          Indiana, N.A. dated March 1, 1998.
                   10.15  Commercial Security Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated March 1, 1998.
                   10.16  Negative Pledge Agreement by and between
                          Bioanalytical Systems, Inc. and Bank One,
                          Indiana, N.A., dated March 1, 1998.
                   10.17  Promissory Note for $7,500,000 executed by
                          Bioanalytical Systems, Inc. in favor of Bank
                          One, N.A., dated March 1, 1998.
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