Form 10-Q
period 1998-06-30
BIOANALYTICAL SYSTEMS INC
filed 1998-08-14
CIK 720154

SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549

FORM  10-Q

(Mark  One)

[  X  ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  June  30,  1998

OR

[        ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________  to  _____________

Commission  File  Number  333-36429









BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA                                                              35-1345024

(State or other jurisdiction of                                (I.R.S. Employer

incorporation or organization)                              Identification No.)



2701 KENT AVENUE

WEST LAFAYETTE, IN                                                        47906

(Address of principal executiveoffices)                              (Zip code)



(765) 463-4527

(Registrant's telephone number,

including area code
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          [X]               NO

As of June 30, 1998, 4,490,805 Common Shares of the registrant were outstanding.







                                                                                                     PAGE
                                                                                                     NUMBER
                                                                                                     ------

PART I                                     FINANCIAL INFORMATION

Item 1 - FinancialStatements
(Unaudited):



                                           Consolidated Balance Sheets as of September 30, 1997 and       4
                                           June 30, 1998


                                           Consolidated Statements of Income for the Three Months         7
                                           and NineMonths ended June 30, 1997 and 1998



                                           Consolidated Statements of Cash Flows for the Nine             9
                                           Months Ended June 30, 1997 and 1998



                                           Notes to Consolidated Financial Statements                    12



Item 2 - Management's Discussion                                                                         12
and Analysis of Financial Condition
and Results of Operations

PART II                                    OTHER INFORMATION                                             15

Item 1 - Legal Proceedings                                                                               15

Item 2 - Changes in Securities and                                                                       15
Use of Proceeds



Item 4 - Submission of Matters to a                                                                      16
Vote of Security Holders



Item 6 - Exhibits and Reports on Form 8-K                                                                16





SIGNATURES                                                                                               19
-----------------------------------------                                                            ------


PART  I  --  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  BALANCE  SHEETS
(in  thousands,  except  share  data)




                                                        September 30,    June 30,
                                                                 1997        1998
                                                                (Note)   (Unaudited)
                                                        ---------------  ------------

ASSETS

Current Assets:

 Cash and cash equivalents                              $          161   $     2,656

 Accounts receivable, net                                        3,014         3,196

 Inventories                                                     1,911         2,117

  Other current assets                                              47            62

  Deferred income taxes                                            210           210
                                                        ---------------  ------------

     Total Current Assets                                        5,343         8,241

Goodwill, less accumulated amortization of $30 and $50             210           519

Other assets                                                       343           238

Property and equipment:

  Land and improvements                                            171           171

  Buildings and improvements                                     4,294         8,333

  Machinery and equipment                                        4,067         5,042

  Office furniture and fixtures                                    681           849

  Construction in process                                        3,625           491
                                                        ---------------  ------------

                                                                12,838        14,886

  Less accumulated depreciation                                 (2,803)       (3,338)
                                                        ---------------  ------------

                                                                10,035        11,548
                                                        ---------------  ------------

  Total Assets                                          $       15,931   $    20,546
                                                        ===============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:

  Accounts payable                                      $        1,341   $     1,159

  Income taxes payable                                             250           202

  Accrued expenses                                                 353           294

  Customer advances                                                102           511

  Current portion of long-term debt                                288            90

  Lines of credit                                                  515           ---
                                                        ---------------  ------------

     Total current liabilities                                   2,849         2,256

Long-term debt, less current portion                             5,045            39

Deferred income taxes                                            1,154         1,280

Convertible Preferred Shares:

     1,000,000 shares authorized;

     166,667 and no shares issued

     and outstanding                                             1,232            --

Shareholders equity:

  Common Shares:  19,000,000 shares

      authorized; 2,247,601 and 4,451,343

      shares issued and outstanding                                498           994

  Additional paid-in capital                                       178        10,459

  Retained earnings                                              4,978         5,535

  Currency translation adjustment                                   (3)          (16)
                                                        ---------------  ------------

     Total shareholders' equity                                  5,651        16,971
                                                        ---------------  ------------



     Total liabilities and shareholders'  equity        $       15,931   $    20,546
------------------------------------------------------  ===============  ============


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



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
(in  thousands,  except  per  share  amounts)
(Unaudited)




                                         Three Months    Three Months    Nine Months    Nine Months
                                         Ended June      Ended June      Ended June     Ended June
                                             30, 1997        30, 1998       30, 1997       30, 1998
                                         --------------  --------------  -------------  -------------



Product revenue                          $       2,436   $       2,481   $      7,313   $      7,982

Services revenue                                 1,404           2,040          3,691          5,319
                                         --------------  --------------  -------------  -------------

   Total revenue                                 3,840           4,521         11,004         13,301



Cost of product revenue                            798             875          2,268          2,754

Cost of services revenue                           770           1,135          2,157          3,002
                                         --------------  --------------  -------------  -------------

   Total cost of revenue                         1,568           2,010          4,425          5,756

Gross profit                                     2,272           2,511          6,579          7,545



Operating expenses:

   Selling                                       1,048           1,101          3,094          3,272

   Research and development                        404             639          1,110          1,713

   General and administrative                      462             525          1,210          1,662
                                         --------------  --------------  -------------  -------------



       Total Operating  Expenses                 1,914           2,265          5,414          6,647

Operating income                                   358             245          1,165            898



Interest income                                      1              25              4             75

Interest expense                                   (21)             (8)           (69)           (46)

Other income (expense)                              22             (10)             7            (20)

Gain on sale of property and equipment              11               1             34             45
                                         --------------  --------------  -------------  -------------



Income before income taxes                         371             254          1,141            952

Income taxes                                       153             124            470            395
                                         --------------  --------------  -------------  -------------

Net income                               $         218   $         130   $        671   $        557
                                         ==============  ==============  =============  =============



Net income available to common           $         218   $         130   $        644   $        557
Shareholders



Basic net income per common share        $         .10   $         .03   $        .29   $        .14



Diluted net income per common and        $         .07   $         .03   $        .21   $        .13
common equivalent share



Basic weighted average common shares         2,247,601       4,469,902      2,212,231      3,989,776
Outstanding

Diluted weighted average common and          3,107,946       4,637,521      3,097,478      4,324,587
common equivalent shares outstanding
---------------------------------------

See  accompanying  notes.



BIOANALYTICAL  SYSTEMS,  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(in  thousands)
(Unaudited)




                                                                       Nine Months       Nine Months
                                                                       Ended June 30,    Ended June 30,
                                                                                 1997              1998
                                                                       ----------------  ----------------

Operating activities:

Net income                                                             $           671   $           557

Adjustments to reconcile net income to net cash provided by operating activities:



   Depreciation and amortization                                                   453               546

   Deferred income taxes                                                           398               126

   Changes in operating assets and liabilities:

       Accounts receivable                                                        (898)             (184)

       Inventories                                                                (156)             (206)

       Other assets                                                               (204)               90

       Accounts payable                                                           (109)             (182)

       Income taxes payable                                                        (27)              (49)

       Accrued expenses and customer advances                                      242               351
                                                                       ----------------  ----------------

Net cash provided by operating activities                                          370             1,049

Investing activities:

Capital expenditures                                                            (2,598)           (2,048)

Payments for purchase of net assets of Vetronics, Inc. net of cash                 ---              (326)
                                                                       ----------------  ----------------
acquired

Net cash used by investing activities                                           (2,598)           (2,374)



Financing activities:

Borrowings of long-term debt                                                     1,871              ----

Payments of long-term debt                                                         ---            (5,006)

Borrowings on lines of credit                                                      300               860

Payments on lines of credit                                                        ---            (1,573)

Net proceeds from initial public offering                                          ---             9,362

Net proceeds from the exercise of stock options                                     40               190

Redemption of preferred shares                                                    (325)             ----

Other                                                                              (12)              (13)
                                                                       ----------------  ----------------

Net cash provided by financing activities                                        1,874             3,820
                                                                       ----------------  ----------------

Net increase (decrease) in cash and cash equivalents                              (354)            2,495

Cash and cash equivalents at beginning of period                                   595               161
                                                                       ----------------  ----------------

Cash and cash equivalents at end of period                             $           241   $         2,656
---------------------------------------------------------------------  ================  ================

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

(2)     INTERIM  FINANCIAL  STATEMENTS  PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1997. In the opinion of management, the consolidated financial statements for the three month periods and the nine month periods ended June 30, 1997 and 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the nine month period ended June 30, 1998 are not necessarily indicative of the results for the year ending September 30, 1998.

(3)  INVENTORIES
       Inventories  consisted  of  (in  thousands):







                     September 30, 1997    June 30, 1998
                     --------------------  ---------------



   Raw materials     $               909   $        1,003

   Work in progress                  278              307

   Finished goods                    801              884
                     --------------------  ---------------

                                   1,988            2,194

   LIFO reserve                      (77)             (77)
                     --------------------  ---------------

   Total LIFO cost   $             1,911            2,117
-------------------  --------------------  ===============



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

(7)     SUBSEQUENT  EVENT

     As of July 1, 1998, the Company, through a newly-created United Kingdom subsidiary, acquired all of the outstanding capital stock of Clinical Inovations Ltd. ("CI"), which provides bionalytical services to the pharmaceutical industry. The total purchase price consisted of $1,513,000 in cash. At the time of the acquisition of CI, CI also entered into employment agreements with the former principals of CI each of which included a base salary plus a significant bonus contingent upon CI achieving certain revenue and income targets during the next three years. The Company believes that the addition of these service capabilities will enhance its position as a provider of services to the pharmaceutical industry.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding the Company's intent, belief or current expectations with respect to (i) the Company's strategic plans; (ii) the Company's future profitability; (iii) the Company's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) the Company's growth strategy. Investors in the Company's Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in the Company's Registration Statement on
Form  S-1,  File  No.  333-36429.   Although  the  Company  believes  that  the
assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

     Total revenue for the three months ended June 30, 1998 increased 17.7% to approximately $4.5 million from approximately $3.8 million for the three months ended June 30, 1997. The net increase of approximately $700,000 was primarily due to increased revenue from services, which increased to approximately $2.0 million in the three months ended June 30, 1998 from approximately $1.4 million in the three months ended June 30, 1997 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $2.5 million for the three months ended June 30, 1998 from approximately $2.4 million for the three months ended June 30, 1997 primarily as a result of sales of a new line of physiology monitoring products acquired in connection with the acquisition of Vetronics on October 31, 1997. The negative impact of reduced sales in Asia due to the currency situation there was offset by the improvement in North and South America.

     Total cost of revenue for the three months ended June 30, 1998 increased 28.0% to approximately $2.0 million from approximately $1.6 million for the three months ended June 30, 1997. This increase of approximately $400,000 was primarily due to the additional cost of revenue related to the services unit. Cost of product revenue increased to 35.3% as a percentage of product revenue for the three months ended June 30, 1998 from 32.8% of product revenue for the three months ended June 30, 1997, due to a change in product mix. Cost of services revenue increased to approximately 55.6% as a percentage of services revenue for the three months ended June 30, 1998 from approximately 54.8% of services revenue for the three months ended June 30, 1997 due to an increase in the level of services staffing.

     Selling expenses for the three months ended June 30, 1998 increased 5.0% to approximately $1,101,000 from approximately $1,048,000 for the three months ended June 30, 1997 due to the addition of sales personnel. Research and development expenses for the three months ended June 30, 1998 increased 58.2% to approximately $639,000 from approximately $404,000 for the three months ended June 30, 1997 due to the acceleration of product development and increased activity in the NIH and NASA grant projects. General and administrative expenses for the three months ended June 30, 1998 increased 13.6% to approximately $525,000 from approximately $462,000 for the three months ended June 30, 1997, primarily as a result of increased expenses related to the Company's defense of a patent infringement suit as well as increased property taxes incurred in connection with the Company's purchase and construction of additional facilities.

     Other income (expense), net, was approximately $8,000 in the three months ended June 30, 1998, as compared to approximately $13,000 in the three months ended June 30, 1997.

     The Company's effective tax rate for the three months ended June 30, 1998 was 48.8% as compared to 41.2% for the three months ended June 30, 1997. This increase was due, in part, to decreasing profitability from operations in the United Kingdom.

NINE  MONTHS  ENDED  JUNE 30, 1998 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997

     Total revenue for the nine months ended June 30, 1998 increased 20.9% to approximately $13.3 million from approximately $11.0 million for the nine months ended June 30, 1997. The net increase of approximately $2,300,000 was primarily due to increased revenue from services, which increased to approximately $5.3 million in the nine months ended June 30, 1998 from approximately $3.7 million in the nine months ended June 30, 1997 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $8.0 million for the nine months ended June 30, 1998 from approximately $7.3 million for the nine months ended June 30, 1997 primarily as a result of sales of a new line of physiology monitoring products acquired in connection with the acquisition of Vetronics on October 31, 1997. The negative impact of reduced sales in Asia due to the currency situation there was offset by the improvement in North and South America.

     Total cost of revenue for the nine months ended June 30, 1998 increased 30.1% to approximately $5.8 million from approximately $4.4 million for the nine months ended June 30, 1997. This increase of approximately $1,400,000 was primarily due to the additional cost of revenue related to the services unit. Cost of product revenue increased to 34.5% as a percentage of product revenue for the nine months ended June 30, 1998 from 31.0% of product revenue for the nine months ended June 30, 1997, due to a change in product mix. Cost of services revenue decreased to approximately 56.4% as a percentage of services revenue for the nine months ended June 30, 1998 from approximately 58.4% of services revenue for the nine months ended June 30, 1997 due to an increase in the level of services revenue.

     Selling expenses for the nine months ended June 30, 1998 increased 5.8% to approximately $3,272,000 from approximately $3,094,000 for the nine months ended June 30, 1997 due primarily to the promotion of the new homocysteine kit and the addition of sales personnel. Research and development expenses for the nine months ended June 30, 1998 increased 54.3% to approximately $1,713,000 from approximately $1,110,000 for the nine months ended June 30, 1997 due to the acceleration of product development and increased activity in the NIH and NASA grant projects. General and administrative expenses for the nine months ended June 30, 1998 increased 37.4% to approximately $1,662,000 from approximately
$1,210,000 for the nine months ended June 30, 1997, primarily as a result of increased expenses related to the Company's defense of a patent infringement suit as well as increased property taxes incurred in connection with the Company's purchase and construction of additional facilities.

     Other income (expense), net, was approximately $54,000 in the nine months ended June 30, 1998, as compared to approximately $(24,000) in the nine months ended June 30, 1997 as a result of a reduction in net interest expense due to an increase in cash and cash equivalents resulting from the initial public offering.

     The Company's effective tax rate for the nine months ended June 30, 1998 was 41.4% as compared to 41.2% for the nine months ended June 30, 1997. This increase was due, in part, to decreasing profitability from operations in the United Kingdom.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 1998, the Company had cash and cash equivalents of approximately $2.7 million compared to cash and cash equivalents of approximately $161,000 at September 30, 1997. The increase in cash resulted primarily from the Company's initial public offering of Common Shares in November of 1997.

     The Company's net cash provided by operating activities was approximately $1,049,000 for the nine months ended June 30, 1998 as compared to approximately $370,000 for the first nine months of 1997. The positive cash flow from operations during the nine months ended June 30, 1998 was primarily the result of net income of approximately $557,000 plus non-cash charges of approximately $672,000 partially offset by a net change of approximately $180,000 in operating assets and liabilities. The most significant increase in operating assets related to inventory, which increased to approximately $2.1 million at June 30, 1998 from approximately $1.9 million at September 30, 1997.

     Cash used by investing activities decreased to approximately $2.4 million for the nine months ended June 30, 1998 from approximately $2.6 million for the nine months ended June 30, 1997, primarily as a result of the Company's move toward completion of construction of certain additional facilities. Cash provided by financing activities for the nine months ended June 30, 1998 was approximately $3.8 million due to the initial public offering in November of 1997, partially offset by the reduction of debt.

     Total expenditures by the Company for property and equipment were approximately $2,598,000 and $2,048,000 for the nine months ended June 30, 1997 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates increased levels of capital expenditures during the remainder of fiscal 1998 and fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company, however, currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank lines of credit and the remaining net proceeds from its initial public offering will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a $7.5 million bank line of credit agreement, which expires on March 1, 1999. Interest is charged at the prime rate (8.5% at June 30,
1998). The line is not currently being utilized. The line is collateralized by substantially all inventories and accounts receivable of the Company.

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


     PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.
S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one half of one percent of the Company's revenues in fiscal 1997 and for the first three quarters of fiscal 1998. The matter is now in the discovery stage. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     In the third quarter of fiscal 1998, the Company issued an aggregate of 39,462 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggregate purchase price of $33,135.71. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

     On November 24, 1997, the SEC declared effective the Company's Registration Statement on Form S-1, File Number 333-36429. Item 2 of Part II of the Company's Form 10-Q for the period ended December 31, 1997 set forth information regarding the net proceeds received by the Company from the offering pursuant to such registration statement and the Company's use of such proceeds. The information below reflects changes since such disclosure.

     The net proceeds received by the Company from the offering were $9,362,000 after deducting expenses paid by the Company of $1,438,000, consisting of $756,000 for underwriting discounts and commissions and $682,000 for legal, accounting and printing fees.

     As of June 30, 1998, the Company had used approximately $6,700,000 of the net proceeds from the offering to repay indebtedness. The balance of the net proceeds, or approximately $2,700,000, was invested in money market funds.

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

     10.13 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

     10.14 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated March 1, 1998 (Incorporated by reference to Exhibit 10.14 to Quarterly Report Form 10-Q for the quarter ended March 31,
1998).

     10.15 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Quarterly Report Form 10-Q for the quarter ended March 31, 1998).

     10.16 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to
Exhibit  10.16  to  Quarterly  Report  Form 10-Q for the quarter ended March 31,
1998).

     10.17 Promissory Note for $7,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.17 to Quarterly Report Form 10-Q for the quarter ended March 31,
1998).

     11.1     Statement  Regarding  Computation  of  Per  Share  Earnings.

     27.1     Financial  Data  Schedule

 (b)     Reports  on  Form  8-K

     No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/  PETER  T.  KISSINGER

Peter  T.  Kissinger
President  and  Chief  Executive  Officer

Date:  August  14,  1998


By  /s/  DOUGLAS  P.  WIETEN

Douglas  P.  Wieten
Chief  Financial  Officer,
Treasurer  and  Controller
 (Principal  Financial  and  Accounting  Officer)

Date:  August  14,  1998



BIOANALYTICAL  SYSTEMS,  INC.
FORM  10-Q
INDEX  TO  EXHIBITS




Number Assigned in        Exhibit  Description of Exhibit
Regulation S-K Item 601   Number
------------------------  -------

(2)                                No Exhibit.

(3)                           3.1  Second Amended and Restated Articles of Incorporation of
                                   Bioanalytical Systems, Inc.  (Incorporated by reference to Exhibit 3.1 to Form 10-Q,  File No. 000-23357)

                              3.2  Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated
                                   by reference to  Exhibit 3.2 to Form 10-Q, File No. 000-23357).

(4)                           4.1  Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No.
                                   333-36429)

                              4.2  See Exhibits 3.1 and 3.2

(10)                         10.1  Form of Employee Confidentiality Agreement (Incorporated by
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

                            10.14  Business Loan Agreement by and between Bioanalytical Systems,
                                   Inc., and Bank One,  Indiana, N.A. dated March 1, 1998 (Incorporated by reference to Exhibit 10.14 to Quarterly Report Form 10-Q for the
                                   quarter ended March 31, 1998).

                            10.15  Commercial Security Agreement by and between Bioanalytical
                                   Systems, Inc. and Bank One,  Indiana, N.A., dated March 1, 1998
                                   (Incorporated by reference to Exhibit 10.15 to Quarterly Report Form
                                   10-Q for the quarter ended March 31, 1998).

                            10.16  Negative Pledge Agreement by and between Bioanalytical Systems,
                                   Inc. and Bank One,  Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.16 to Quarterly Report Form 10-Q for the
                                   quarter ended March 31, 1998).

                            10.17  Promissory Note for $7,500,000 executed by Bioanalytical Systems,
                                   Inc. in favor of Bank  One, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.17 to Quarterly Report Form 10-Q for the
                                   quarter ended March 31, 1998).

(11)                         11.1  Statement Regarding Computation of Per Share Earnings.

(12)                               No Exhibit

(13)                               No Exhibit

(15)                               No Exhibit

(18)                               No Exhibit

(19)                               No Exhibit

(22)                               No Exhibit

(23)                               No Exhibit

(24)                               No Exhibit

(27)                         27.1  Financial Data Schedule

(99)                               No Exhibit
------------------------           ------------------------------------------------------------------------





