Form 10-K
period 1998-09-30
BIOANALYTICAL SYSTEMS INC
filed 1998-12-24
CIK 720154

UNITED  STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON,  D.C.  20549

FORM  10-K

(Mark  One)

[  X  ]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  fiscal  year  ended  September  30,  1998.

OR

[       ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF 1934 for the transition period from ___________ to
_____________.

Commission  File  Number  333-36429





BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA                                                     35-1345024
----------------------------------------------------------  -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                          47906
----------------------------------------------------------  -------------------
(Address of principal executive offices)                    (Zip code)

(765) 463-4527
----------------------------------------------------------
(Registrant's telephone number, including area code)
----------------------------------------------------------



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  YES      X       NO
                                              ----------      ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-K.  [    ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $9,211,230. As of September 30, 1998, 4,495,319 shares of registrant's Common Stock were outstanding. No shares of registrant's Preferred Stock were outstanding as of September 30, 1998.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Shareholders is incorporated by reference to those items listed in Part III of this Form 10-K.



TABLE  OF  CONTENTS


Part I                                                                     Page
                                                                           ----
Item 1.   Business                                                            3
Item 2.   Properties                                                         14
Item 3.   Legal Proceedings                                                  14
Item 4.   Submission of Matters to a Vote of Security Holders                14
Part II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            15
Item 6.   Selected Consolidated Financial Data                               16
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         21
Item 8.   Financial Statements and Supplementary Data                        22
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               43
Part III
Item 10.  Directors and Executive Officers of the Registrant                 44
Item 11.  Executive Compensation                                             44
Item 12.  Security Ownership of Certain Beneficial Owners and Management     44
Item 13.  Certain Relationships and Related Transactions                     44
Part IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K    45

Part  I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item  1.     Business

General

     The Company is a contract research organization (CRO) providing research and development resources to many of the leading pharmaceutical, medical device and biotechnology companies in the world. The Company offers an efficient, variable-cost alternative to its clients' internal product development, compliance and quality control programs. Founded in 1974, the Company initially focused primarily on providing new products and procedures which facilitated research progress at client sites. Recently, as a result of increasing pressures to bring products to market on a cost-effective and accelerated basis, many clients have requested the Company to carry out proprietary projects at the Company's facilities. As a result, the Company now derives its revenues from both the sale of its analytical instruments and other products as well as research services provided to customers. The Company provides a broad array of value-added products and services focused on chemical analysis, allowing its clients to perform their research and development functions either "in-house" or at the Company. The Company believes that among CROs that provide statistical, clinical, and medical services, the Company is the only one that designs and sells analytical instrumentation. Within the analytical instruments business, the Company believes that it is one of very few firms to maintain a separate business unit devoted to contract analytical services under the regulatory framework of good laboratory practices (GLPs) and good manufacturing practices
(GMPs).

     The Company's products and services combine basic research with diagnostic and therapeutic experience. One consequence of the restructuring of the healthcare industry is the greater reliance on outsourcing research services for both clinical trials and formulation development. The Company is capable of supporting the analytical needs of researchers and clinicians, from small molecule drugs and hormones through large biomolecules such as proteins. The Company's scientists have the skills necessary in instrumentation, chemical reagents and computer software to make the products and services it provides increasingly valuable to the worldwide pharmaceutical, medical device and biotechnological industries.

     Over the past five years, the Company regularly has provided its products and/or services to all of the top 25 pharmaceutical companies in the world, as ranked by 1997 research and development spending. In fiscal 1998, the Company estimates that more than one-third of its total revenue was derived from these companies. As a result of its (i) client focus, (ii) reputation for high-quality services and products, (iii) capital investment in cutting-edge instrumentation and facilities, (iv) skilled and experienced professional staff, and (v) expertise in performing critical development and support services, the Company believes that it is a value-added partner in solving its clients' complex product development problems.

     The Company designs, manufactures and markets a broad range of products and related scientific procedures that detect and quantify the presence of chemicals in certain substances. With respect to its products, the Company competes in the $11 billion per year analytical instrument industry. The Company's focus, however, is not on marketing hardware and software, but rather on developing solutions to challenging analytical problems which permit the Company to utilize its talented personnel in providing a total solution not generally offered by hardware-focused competitors. The Company's products utilize state-of-the-art scientific technology, including liquid chromatography, electrochemistry and in vivo sampling instrumentation. The Company's analytical instruments are sold primarily to pharmaceutical firms and research organizations. Principal clients of the Company include scientists engaged in drug metabolism studies and basic neuroscience research.

     The Company provides a wide variety of services to pharmaceutical companies, medical device manufacturers, medical research centers, academic institutions and others. These analytical services support screening and pharmacological testing, toxicology/safety testing, formulation development, laboratory testing, regulatory and compliance consulting and quality control testing. The Company began offering its services primarily in response to requests from customers who had used or were using the Company's products. To reduce overhead and speed drug approval requests through the Food and Drug Administration ("FDA"), pharmaceutical companies are contracting increasing amounts of their analytical work to outside firms such as the Company. The Pharmaceutical Research and Manufacturing Association estimates that in 1997, pharmaceutical and biotechnology companies spent approximately $19 billion worldwide on research and development, of which approximately 28%, or $5.4 billion, was outsourced to independent contract service providers. The Company believes that this outsourcing trend will continue as a result of drug development pressures, the emphasis on cost containment, patent expirations, consolidation in the pharmaceutical industry, virtual drug company and biotechnology industry growth, the need for technical and data management expertise and the globalization of the pharmaceutical marketplace.

Changing  Nature  of  Pharmaceutical  Industry

     The Company provides products and services on a world wide basis to pharmaceutical, medical device and biotechnology companies, academic institutions and the United States government to facilitate the research and development of drugs and medical devices. The Company's products are generally marketed to both public and private research organizations engaged in the early stages of drug development, while the Company's services are generally marketed to pharmaceutical and other biotechnical companies engaged in later stages of drug testing. The Company competes against several large equipment manufacturers with respect to its products, whereas the research services industry is a highly fragmented one consisting of several hundred service providers operating in various segments of the market and a small number of larger companies focusing primarily on managing clinical trials. While the markets for the Company's products and services have distinct customers (often separate divisions in a large pharmaceutical company) and requirements, the Company believes that both markets are facing increased pressure to outsource certain facets of their research and development activities. The Company believes that the factors identified below will contribute to a continuing increase in outsourcing activities by its customers.

     Drug  Development  Pressure

     The pharmaceutical industry is under pressure to rapidly develop new drugs to treat chronic illnesses and life threatening conditions such as AIDS and Alzheimer's disease as consumers, doctors, health care providers and pharmaceutical company shareholders continue to demand quicker and more efficient drug development. Responding to this pressure, pharmaceutical companies are attempting to accelerate the drug development process, including relying to an increasing extent on external providers of research and development services to perform testing and analysis in all phases of the process.

     Emphasis  on  Cost  Containment

     Pharmaceutical companies are facing increasing pressure to develop more efficient operating strategies as a result of margin pressure from market forces, including (i) a shift toward managed care, (ii) patent expirations,
(iii) generic substitution, (iv) increased purchasing power of large buyer groups and (v) governmental initiatives designed to reduce drug prices. The Company believes that the pharmaceutical and medical device industries are responding to these pressures by downsizing internal research and development programs, thereby favoring outsourcing as a variable-cost alternative. Further, the need for additional capacity to increase the speed of new product development, to maximize the period of marketing exclusivity and to increase economic returns, has driven the need for outsourced services.

     Patent  Expirations

     Patents on all major pharmaceuticals continue to age and expire. According to the Pharmaceutical Research and Marketing Association, since 1984 prescriptions for generic drugs have risen from 20% to 43% of all prescriptions written. Moving generic drugs onto the market more rapidly can result in an estimated 2 to 5 year reduction in effective patent protection for brand name drugs. Patent expirations are forcing drug companies to develop new products or modify existing products to maintain market share against generic product competition. The Company believes that the pressure to develop new products and modify or reformulate existing products, combined with internal capacity constraints, is leading companies to outsource these activities.

     Consolidation  in  the  Pharmaceutical  Industry

     The pharmaceutical industry is increasingly consolidating as drug development companies continue to pursue new avenues of growth and more efficient ways of conducting business. As companies seek to combine varied personnel, resources and activities, the Company believes that they will increasingly focus on ways to reduce costs and streamline operations, thus leading to the greater use of companies providing contract research services.

     Biotechnology  Industry  and  "Virtual"  Drug  Company  Growth

     The biotechnology industry has grown rapidly over the last 10 years and has introduced a significant number of new compounds for development. As a result, many biotechnology companies do not have the necessary in-house resources to conduct required development and testing. Furthermore, there has been an increase in the number of pharmaceutical and medical device companies whose business strategy is to develop a product sufficiently to attract a strategic partner that will manufacture and market the drug. Many of these "virtual" drug development companies, having little or no internal development or support resources, must outsource a substantial portion of drug development and testing.

     Need  for  Technical  Expertise

     The increasing complexity of new drugs requires high quality, innovative, solution-driven contract work through all phases of the development process, ranging from preclinical toxicology and pharmacokinetics through reformulation pharmacokinetic studies and post-market clinical drug monitoring. The Company believes that this need for specialized technical expertise will increasingly lead to outsourcing of research activities.

     Need  for  Data  Management  Expertise

     Regulatory agencies are increasing the volume of data required for regulatory filings, as well as requesting increased access to such data. Furthermore, the FDA is encouraging the use of computer-assisted filings in an effort to expedite the approval process. Consequently, drug companies are increasingly outsourcing to firms with automated data management capabilities. Moreover, in response to clients' demands for access to data as it is acquired in the laboratory, the Company is able to provide clients with remote access to Company computer systems while at the same time protecting client data from unauthorized access.

     Globalization  of  the  Marketplace

     Foreign pharmaceutical companies, particularly those of Japan and Europe, are increasingly seeking to obtain approval to market their products in the United States. Due to a lack of familiarity with the complex United States regulatory system and the difficulty in bringing their operating facilities into FDA-required GMP compliance, foreign firms are relying on independent development companies with experience in the United States to provide integrated services through all phases of product development and to assist in preparing regulatory submissions. The Company believes that domestic firms with established regulatory expertise and a broad range of integrated development services will benefit from this trend.

The  Company's  Role  in  the  Drug  Development  Process

     Overview  of  Process

     The Company has 24 years of experience in developing methodology to support the analytical chemistry requirements of the drug discovery process. Under the United States regulatory system, the development process for new pharmaceutical products can be divided into three distinct phases. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug ("IND") exemption for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. The second, or clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA's GMP regulations. Data from these activities are compiled in a New Drug Application ("NDA"), or for biotechnology products, a Product License Application ("PLA"), for submission to the FDA requesting approval to market the drug. The third phase follows FDA approval of the NDA or PLA and involves the production and continued analytical and clinical monitoring of the drug. The post-approval phase also involves the development and regulatory approval of product modifications and line extensions, including improved dosage forms.

     Process  Specifics  and  the  Company's  Role

     The Preclinical Phase. The development of a new pharmaceutical agent begins with the discovery or synthesis of an array of new molecules which may influence a specific target such as a membrane bound receptor or an enzyme involved in the disease under study. These libraries of molecules are screened for pharmacological activity using various in vivo models, with the goal of selecting relatively few "leads" for further development. Once the pharmacologically active molecule is fully characterized, the agent is analyzed to confirm the integrity and quality of material produced. Development of the initial dosage forms to be used in clinical trials is completed, together with analytical chemistry protocols to determine their stability. Upon successful completion of preclinical safety and efficacy studies in animals, an IND submission is prepared and provided to the FDA for review prior to the implementation of human clinical trials.

     Most of the Company's products are designed for use in the preclinical phase of drug development. The Company also provides its bioanalytical services in this phase. A good example of the role of the Company's products in the preclinical phase is the utilization of Company technology in the development of drug substances impacting the central nervous system neurotransmitters, including serotonin, dopamine, norepinephrine, and acetylcholine. These drugs are used in the treatment of such conditions as depression, Parkinson's disease, schizophrenia and Alzheimer's disease. The Company's chromatography products were used extensively to study the influence of reuptake inhibitors on serotonin uptake and release in the central nervous system (CNS) programs at universities and a major pharmaceutical company. The Company believes that the synergy between the Company's instrumentation products and services has been a factor in the Company being selected by major pharmaceutical companies to determine new drug candidates in thousands of Phase I-III clinical specimens.

     The Clinical Phase. Following successful submission of an IND application, the sponsor is permitted to conduct Phase I human clinical trials in a limited number of healthy individuals to determine the drug's safety and tolerability. This work requires bioanalytical assays to determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is essential for this phase, particularly with respect to new chemical entities. Phase II clinical trials involve administering the drug to individuals who suffer from the target disease or condition to determine the drug's potential effectiveness and ideal dose. When further safety

(toxicology), tolerability and dosing regimens have been established, Phase III clinical trials involving large numbers of patients are conducted to verify efficacy and safety. After the successful completion of Phase III clinical trials, the sponsor of the new drug submits an NDA or PLA to the FDA requesting that the product be approved for marketing.

     The Company's bioanalytical work is most individually intensive in Phase I studies where relatively few individuals are dosed. In Phase II and III the number of individuals treated accelerates rapidly, but the number of blood samples drawn per patient declines. Phase II and III studies are carried out over several years with what has become a well established analytical protocol. To maintain consistency in the analytical data, it is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

     An area of particular interest to the Company is drug interaction studies. With increasing numbers of patients receiving multiple drug therapy, it is critical that the impact of each drug be assessed with respect to its influence on the effectiveness and toxicology of other drugs dosed simultaneously. This process complicates and often extends clinical trials. Because drugs from different manufacturers frequently will be used together, a CRO such as the Company can provide services to several firms simultaneously in cases where a potential synergy exists in another area (e.g. the "cocktail" approach to HIV therapy). In such instances, a given assay technology might well be of interest to a number of clients, thus spreading the assay development cost. More importantly, drug interaction studies often develop new clients for the Company in a much more cost effective manner than advertising or an outside sales force.

     The Post-approval Phase. Following approval, the drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue chemical analytical and stability studies of the drug during commercial production in order to continue to validate production processes and confirm product shelf life. The drug manufacturer's raw materials must be analyzed prior to use in production, and samples from each manufactured batch must be tested prior to release of the batch for distribution to the public. The Company also provides its bioanalytical services in all areas during the post-approval phase, concentrating on bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

Company  Products  and  Services

     Overview

     The Company provides products and procedures for the $11 billion per year analytical instrument industry, and also provides a broad array of bioanalytical services in all phases of the drug development process. Over its 24 year history, the Company has developed expertise in a number of core scientific technologies which it has utilized in developing state-of-the-art procedures designed to determine amounts of chemical substances in complex materials. These technologies include: liquid chromatography, electrochemistry, solid phase extraction, mass spectrometry, enzymology and fluorescence. The Company also uses its expertise in analytical chemistry to provide a wide range of bioanalytical services to pharmaceutical companies, academic institutions and others involved in pharmaceutical research and development.

     Products

     The Company designs, manufactures and markets a broad range of products and related scientific procedures that detect and quantify the presence of chemicals in certain substances. The Company's products utilize state-of-the-art scientific technology including liquid chromatography, electrochemistry and in vivo sampling instrumentation. Presently, the Company's products and procedures include:

-     Bioanalytical    separation    instrumentation    that   utilizes   liquid
      chromatography  and  Windows   software  to  detect  low concentrations of
	  substances in  biological  fluids  and  tissues.

-     A  wide-range  of  chemical analyzers that utilize scientific technologies
      including   electrochemistry,   liquid  chromatography  and  enzymology to
	  analyze  levels of chemicals such as acetylcholine, choline, serotonin and
	  dopamine in biological materials.   These instruments assist scientists in
	  the study of, among other things, Alzheimer's disease,  cocaine  addiction
	  and  the  effects  of  chemical warfare agents and strokes.

-     Diagnostic   kits   and   procedures,   designed  to utilize the Company's
      instrumentation,  that  enable  clinical laboratories  and  pharmaceutical researchers  to  determine the presence of  multiple drugs in blood plasma
	  and  to  measure  neurotransmitters  and  their  metabolites in plasma and
	  urine.   These  kits and  procedures  assist researchers in developing new
	  drugs for diseases such as AIDS  and  cardiovascular  disease.

- A line of miniaturized in vivo sampling devices, marketed to veterinary and animal research centers, pharmaceutical companies and medical research centers, which assist in the study of a number of medical conditions, including stroke, depression, Parkinson's disease, diabetes and
	  osteoporosis.


[Remainder  of  page  intentionally  left  blank.]

The chart below sets forth the Company's product categories, the technology supporting each category and the applications of each category.


Product/Procedure                             Enabling Technology
--------------------------------------------  ----------------------------------------------
Bioanalytical Separation Instrumentation      Liquid chromatography
                                              High pressure digitally controlled metering
                                              pumps
                                              Electrochemistry and optics detectors
                                              Customized Windows  software
                                              Customized Internet applications

Electrochemical Analyzers and Accessories     Electrochemistry
                                              Real time control and data acquisition
                                              software
                                              Customized Windows  software
                                              Customized Internet applications

Acetylcholine/Choline Analyzer                Liquid chromatography
                                              Enzymology
                                              Electrochemistry

Serotonin and Dopamine Analyzer               Liquid chromatography
                                              Electrochemistry

Amino Acid Analyzer                           Derivatization chemistry
                                              Liquid chromatography
                                              Electrochemistry and/or
                                              Fluorescence

In vivo sampling devices ("artificial blood   Hydrophilic membrane fibers
vessels") and auxiliary instrumentation       Digitally controlled pumping systems,
                                              miniature fraction collectors, and valves

Kits for clinical measurement of              Robotics
neurotransmitters and homocysteine in human   Liquid chromatography
blood and urine                               Electrochemistry
                                              Customized Windows  software

Simultaneous determination of multiple drugs  Robotics
in blood plasma                               Solid phase extraction
                                              Liquid chromatography
                                              Mass spectrometry

Vital signs monitoring                        Electrocardiology (ECG)
                                              Temperature transducers
                                              Real time software

Product/Procedure                             Application(s)
--------------------------------------------  ----------------------------------------------
Bioanalytical Separation Instrumentation      Determining low concentrations of substances
                                              in biological fluids and tissues

Electrochemical Analyzers and Accessories     Development of biosensors for substances,
                                              such as glucose, lactate, glutamate;
                                              development of batteries for electronics such
                                              as pacemakers; study of corrosion of implants

Acetylcholine/Choline Analyzer                Studies of Alzheimer's disease; chemical
                                              warfare agents; and infant formula

Serotonin and Dopamine Analyzer               Developing serotonin reuptake inhibitors;
                                              studies of the mechanism of cocaine addiction

Amino Acid Analyzer                           Studies of aspartate, glutamate, and GABA in
                                              the brain; research to minimize the impact of
                                              stroke and other ischemic events in the brain

In vivo sampling devices ("artificial blood   Following pharmacokinetics in vivo;
vessels") and auxiliary instrumentation       monitoring glucose; neurotransmitters,
                                              peptides, and amino acids; studies of stroke,
                                              depression, Parkinson's Disease, diabetes and
                                              calcium loss related to osteoporosis and
                                              weightlessness; reducing the use of animals in
                                              research

Kits for clinical measurement of              Evaluating cardiovascular disease, inborn
neurotransmitters and homocysteine in human   errors of metabolism, and cancers of
blood and urine                               neurological origin

Simultaneous determination of multiple drugs  "Cocktail" therapy for AIDS; drug interaction
in blood plasma                               studies during clinical trials

Vital signs monitoring                        ECG, respiration, blood pressure, and
                                              temperature monitoring in veterinary clinics
                                              and toxicology departments in pharmaceutical
                                              companies

     Services

     The Company provides a wide variety of services to pharmaceutical companies, medical device manufacturers, medical and research centers, academic institutions and others. The Company's services unit has grown rapidly over the last several years. The Company began providing services primarily in response to requests from customers who had used or were using the Company's products. As the Company's reputation has grown, the Company's customers increasingly have drawn on the Company's expertise in analytical chemistry to solve complex problems which arise in the course of drug research and development. The Company's range of services now include: method development and validation, product characterization, stability testing, bioanalytical testing, diagnostic testing and in vivo sampling. The Company is poised to utilize its expertise to provide a greater volume and broader array of services. These services involve the application of the Company's analytical chemistry expertise to a broad range of challenging and complex issues, such as the services described below.

-     Method  Development  and  Validation.  The  Company develops and validates
      methods  used  in  a  broad   range  of laboratory  testing  necessary  to
	  determine physical or chemical  characteristics  of compounds and finished
	  dosage forms.  Analytical  methods  are  developed to demonstrate potency,
	  purity, stability or physical attributes.  These methods are validated  to
	  ensure  that the data generated are accurate,  precise,  reproducible  and
	  reliable  and  are  used throughout  the  drug  development process and in
	  product  support  testing.    Of   the   Company's  205  employees  as  of
	  September 30, 1998,  more  than  30 are Company scientists (including nine
	  who  hold  Ph.D. degrees) who are  experienced with method development and
	  validation.

-     Product  Characterization.  The  Company has the expertise and instruments
      required  to  identify  and  characterize  a  broad   range   of  chemical
	  entities.  Characterization analysis identifies the  chemical composition,
	  structure and physical properties of a compound, and characterization data
	  forms a significant portion of a regulatory application.  The Company uses
	  numerous    techniques    to    characterize   the   compound,   including
	  chromatography,   spectroscopy,   electrochemistry   and   other  physical
	  chemistry  techniques.   Once  appropriate  test methods are developed and
	  validated, and appropriate  reference  standards (highly pure samples) are
	  characterized and certified, the  Company can  assist clients by routinely
	  testing  compounds  for  clinical  and  commercial  use.

-     Stability  Testing.  The  Company  provides  stability  testing and secure storage  facilities  necessary  to establish and  confirm  product purity,
	  potency  and  other  shelf-life  characteristics.   Stability  testing  is
	  required at all phases of product development in  order to  confirm  shelf
	  life of each manufactured batch. The Company maintains a four-chamber, ICH
	  (International Conference on Harmonization)  validated  controlled climate
	  GMP  facility.   FDA  regulations   require  that  samples of clinical and
	  commercial  products  placed in stability chambers be analyzed in a timely
	  fashion  after  scheduled  "pull points"  occur,  based  on  the  date  of
	  manufacture.

-     Bioanalytical  Testing.  The Company offers bioanalytical testing services to support clinical  trials  by  analyzing  plasma samples to characterize
	  the  drug's  concentration  and  determine  the  rate  of  absorption  and
	  elimination.  Bioanalytical studies of new drugs often present challenging
	  and complex issues, with products  being  metabolized into multiple active
	  and inactive forms.  The Company  works  with  its  clients to develop and
	  validate  analytical  methods  to permit  detection and measurement of the
	  various  components  to  trace  levels.   In some cases clients expect the
	  Company  to  develop  methodology,  while  in other cases  methodology  is
	  transferred  from  the  client  and  refined and validated by the  Company
	  personnel.  The  most  common  technology  used in  such studies is liquid
	  chromatography coupled with various detectors, including mass spectrometry
	  as  well  as  optical  and  electrochemical  devices.

-     Diagnostic  Testing.  The Company has manufactured bioanalytical chemistry products since its start in 1974.  The Company  produces  fully automated, networkable  state-of-the-art  liquid  chromatographs  and electrochemical
	  analyzers based on Windows  software.  The Company  has recently developed
	  and   now   produces a  line  of  diagnostic  kits  designed  to  fit  its
	  instrumentation.  These kits help measure  neurotransmitters   and   their
	  metabolites   and  homocysteine,  an experimental  cardiovascular  disease
	  indicator  in  plasma  and  urine.  These  measurement processes are often
	  performed by Company personnel utilizing Company products.

-     In  Vivo  Sampling.   The   Company   pioneered   and  has  commercialized
      miniaturized   in   vivo   sampling   methodology,   which   involves  the
	  continuous monitoring of chemical changes in live animals. This technology
	  is  sold  as both a  service  and  a  line  of  products.  The  Company is
	  aggressively adding new components  to this line, with the goal of selling
	  complete, automated sampling systems.  Target markets  include  veterinary
	  and animal research centers, pharmaceutical companies and medical research
	  centers.  The  Company has received two  significant  Phase II SBIR (Small
	  Business Innovation Research) grants that involve subcontracts with Purdue
	  University and the University of Kansas for the purpose of exploiting this
	  emerging  technology.

-     Formulation  Development  Services.  In  the  future, the Company plans to provide integrated formulation development  services, enabling the Company
	  to take a  client's  compound  and  develop a safe and stable product with
	  desired  characteristics.   The   Company  believes  its  strong  academic
	  connections   to   Purdue  University  and  other  academic  institutions,
	  formulation expertise and extensive analytical  capabilities position  the
	  Company  to  provide  a  significant contribution  to  this  area.

Clients

     Over the past five years, the Company regularly has provided services and products to all of the top 25 pharmaceutical companies in the world, as ranked by 1997 research and development spending. In fiscal 1998, the Company estimates that more than one-third of its total revenue was derived from these companies. In addition, the Company products are purchased by the vast majority of medical schools in North America, Europe and Asia. In fiscal 1998, the Company provided products and services to approximately 300 institutions, including some of the largest United States, European and Japanese drug companies. Approximately 30% of the Company's revenues are generated from customers located outside the United States.

     The Company believes that a concentration of business among certain large clients is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may do so again in the future. During 1996, four operating groups (Quality Control, Analytical Research and Development, Clinical Pharmacokinetics, and Drug Metabolism) of Pfizer, Inc. ("Pfizer"), a major United States pharmaceutical company, in the aggregate accounted for approximately 18% of the Company's total revenues. These sales were derived from both the products and the services units of the Company. During 1997 and 1998, Pfizer accounted for approximately 21% and 20%, respectively, of the Company's total revenues. Most of these sales fell under approximately 80 contracts the Company has or had with Pfizer, the largest of which totaled approximately $400,000. Although the Company strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project-oriented nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

Sales  and  Marketing

     Marketing and sales initiatives have been created to address market needs and economic reality. These services have grown primarily through direct, internal recommendations among major pharmaceutical manufacturers. Frequently, these customers have had prior relationships with the Company's staff and positive experiences with the Company's products and services. The Company recognizes that its growth and continued customer satisfaction are dependent upon its ability to continually improve its sales and marketing functions.

     In North America, the Company's products are sold directly to the end user. The Company has approximately 20 personnel selling a range of products and an equal number providing technical and development support. All staff members are technically trained and function in both capacities. The Company also has established a highly professional collection of catalogs, training and technical support literature, video tapes, CD-Rom presentations, web sites, workshops, and academic publications. The Company's peer- reviewed journal, Current Separations, describes independent research in technologies of interest to the Company's customers, and is distributed to 18,500 readers worldwide, many of whom are current or potential customers.

     Product sales, marketing and technical support is based in the Company's main office located in West Lafayette, Indiana. The Company also maintains an office in New Jersey with a small sales and technical staff, thus enabling the Company to demonstrate its products and present technical workshops in close proximity of its largest concentration of key customers. The Company also maintains sales and technical support capabilities in Massachusetts, New York, Ohio, Texas, Pennsylvania and Kansas.

     The Company's marketing plan provides for new sales representation in California and the Midwest, stronger promotion of all product lines, enhanced workshops, improved training and implementation of demonstration capabilities in the Company's new facilities. The Company's primary marketing and sales strategy is to be more aggressive, focus on customer needs and further strengthen communications with its markets. In so doing, the Company will build on its long history of innovation and technical excellence.

     Bioanalytical Systems, Ltd., a wholly-owned subsidiary of the Company, manages most product sales in Europe. BAS Analytics, Ltd., also a wholly-owned subsidiary of the Company, provides direct liaison with research service clients in the United Kingdom and maintains a laboratory to provide such services. In addition, the Company has a network of more than 20 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. Revenue generated from the Company's Japanese distributor, BAS Japan, accounted for approximately 12% and 6% of the Company's total revenue for fiscal 1997 and 1998, respectively. Although the Company believes that it could identify a suitable replacement in the event that BAS Japan discontinues as the Company's distributor, such an event could have a material adverse effect on the Company's business, operations and financial condition. (See Note 8 of Notes to Consolidated Financial Statements.) All of the Company's distributor relationships are managed from the Company's headquarters in West Lafayette, Indiana. International growth is planned through acquisitions, stronger local promotion and significant expansion of the Company's distributor network.

Contractual  Arrangements

     The Company's service contracts typically establish an estimated fee for identified services. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company in light of interim project results, at which time the amount of fees is adjusted accordingly. Generally, the Company's fee-for-service contracts are terminable by the client upon written notice of 30 days or less. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements and unexpected or undesired results of product testing. The loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability.

Backlog

     Backlog for the Company's products consists of booked purchase orders for products which have not been shipped. The Company rarely has a backlog for its products of more than one month of sales. Many products are shipped within 24 hours of receipt of order. Because the arrangements pursuant to which the Company provides its services are terminable upon written notice of 30 days or less, the Company does not calculate backlog for the services it provides and does not believe that determining such amount would provide a meaningful indicator of the future performance of its services unit.

Competition

     With respect to its products, the Company competes with several large equipment manufacturers, including Hewlett Packard, Waters Corporation and Perkin Elmer Corporation. Competitive factors include product quality, reliability and price. The Company believes it competes favorably in its targeted markets because of its ability to combine quality products with technical assistance and services to meet customer needs.

     With respect to its services, the Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories and teaching hospitals. In addition, there are numerous full-service CRO's that compete in this industry. The largest CRO competitors offering similar research services include Covance, Inc., Pharmaceutical Product Development, Inc., Applied Analytical Industries, Inc., Phoenix International Life Sciences Inc. and MDS Health Group Ltd. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, medical database management capabilities, ability to provide statistical and regulatory services, ability to recruit investigators, ability to integrate information technology with systems to improve the efficiency of contract research, existence of an international presence with strategically located facilities, financial viability and price.

     Many of the Company's competitors are much larger and have significantly greater financial resources than the Company.

Government  Regulation

     The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical and diagnostic products. These regulations are governed primarily under the

Federal Food, Drug and Cosmetic Act, as well as Associated GLP and GMP regulations which are administered by the FDA in accordance with current industry standards. The regulatory requirements apply to all phases of manufacturing, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance by the Company with GLPs and GMPs by the Company could result in disqualification of data collected by the Company in a particular project. Material violation of GLP or GMP requirements could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations. Such discontinuance would have a material adverse effect on the Company's business, financial condition and results of operations.

     To help assure compliance with applicable regulations, the Company has established quality assurance controls at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Company's standard operating procedures, where applicable. Certain of the Company's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency ("DEA"), which strictly regulates all narcotic and habit-forming substances. The Company maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition to FDA regulations, the Company is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

     The Company's activities involve the controlled use of hazardous materials and chemicals. The Company is subject to foreign, federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. The risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result. Such damages could have a material adverse effect on the Company's business and results of operations.

Product  Liability  and  Insurance

     The Company maintains product liability and professional errors and omissions liability insurance, providing approximately $6.0 million in coverage on a claims-made basis. Additionally, in certain circumstances the Company seeks to manage its liability risk through contractual provisions with clients requiring the Company to be indemnified by the client or covered by clients' product liability insurance policies. Also, in certain types of engagements the Company seeks to limit its contractual liability to clients to the amount of fees received by the Company. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary based upon client and project. Although most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. Furthermore, the Company could be held liable for errors and omissions in connection with the services it performs. There can be no assurance that the Company's insurance coverage will be adequate or that insurance coverage will continue to be available on terms acceptable to the Company, or that the Company can obtain indemnification arrangements or otherwise be able to limit its liability risk.

Employees

     At September 30, 1998, the Company had 205 full-time employees, 125 of which hold college degrees, including 30 Ph.D.s. All employees enter into confidentiality agreements intended to protect the Company's proprietary information. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. While the Company has not experienced any significant problems in attracting or retaining qualified personnel, there can be no assurance that the Company will be able to avoid these problems in the future.

Item  2.     Properties

     The Company's principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana, 47906, and constitute approximately 100,000 square feet of operational and administrative space. The Company also maintains offices which provide sales and technical support services in New Jersey, Pennsylvania and the United Kingdom, and employs sales and technical support service representatives in North Carolina and Texas. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

Item  3.     Legal  Proceedings

     The Company from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company does not believe that any pending claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations. In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and in which it asserted that the patent on which CMA relies in invalid. Sales of the product in question accounted for less than $120,000 of the Company's revenues in fiscal 1998. The matter is now awaiting a trial date. Management intends to continue a vigorous defense of CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or result of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

     Not  applicable.







[Remainder  of  page  intentionally  left  blank.]

Part  II

Item  5.     Market  for  Registrant's  Common  Equity  and  Related Stockholder
             Matters

     The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for the fiscal year ended September 30, 1998. The approximate number of recordholders of outstanding Common Shares as of September 30, 1998 was 1700. The Common Shares were not publicly traded prior to November 24, 1997.





Fiscal 1998     High     Low
--------------  -------  -------

First Quarter   $ 8.875  $ 7.625
Second Quarter   10.250    6.750
Third Quarter     9.000    6.750
Fourth Quarter    7.375    4.625



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

     As of September 30, 1998, the Company had used approximately $8,200,000 of the net proceeds from the offering to repay indebtedness and fund operations. The balance of the net proceeds, or approximately $1,200,000, was invested in money market funds.






[Remainder  of  page  intentionally  left  blank.]

Item  6.  Selected  Financial  Data

SELECTED  CONSOLIDATED  FINANCIAL  DATA
(In  thousands)

     The following is selected audited consolidated financial data of the Company for the five years ended September 30, 1998. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Bionalytical Systems, Inc. and notes thereto contained elsewhere in this Form 10-K.




                                YEAR ENDED          YEAR ENDED          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                1994                1995                1996                1997                1998
                                ------------------  ------------------  ------------------  ------------------  ------------------
                                (in thousands,      (in thousands,      (in thousands,      (in thousands,      (in thousands,
                                except per share    except per share    except per share    except per share    except per share
                                data)               data)               data)               data)               data)
                                ------------------  ------------------  ------------------  ------------------  ------------------
Statement of Income Data:

Product revenue                 $            8,903  $            9,627  $           9,113   $           9,932   $          10,616
Services revenue                             1,800               2,725              3,681               4,991               7,609
                                ------------------  ------------------  ------------------  ------------------  ------------------
Total revenue                               10,703              12,352             12,794              14,923              18,225
Cost of product revenue                      3,418               3,448              3,227               3,334               3,911
Cost of services revenue                     1,039               1,834              2,141               2,986               4,598
                                ------------------  ------------------  ------------------  ------------------  ------------------
Total cost of revenue                        4,457               5,282              5,368               6,320               8,509
                                ------------------  ------------------  ------------------  ------------------  ------------------
Gross profit                                 6,246               7,070              7,426               8,603               9,716
                                ------------------  ------------------  ------------------  ------------------  ------------------
Operating expenses:
Selling                                      3,531               3,940              3,937               4,225               4,524
Research and Development                     1,122               1,124              1,424               1,568               2,165
General and administrative                     984               1,222              1,364               1,638               2,336
                                ------------------  ------------------  ------------------  ------------------  ------------------
Total operating expenses                     5,637               6,286              6,725               7,431               9,025
                                ------------------  ------------------  ------------------  ------------------  ------------------
Operating Income                               609                 784                701               1,172                 691
Other income (expense), net                    192                 111                (18)                (75)                (25)
                                ------------------  ------------------  ------------------  ------------------  ------------------
Income before income taxes                     801                 895                683               1,097                 666
Income taxes                                   253                 344                283                 413                 254
                                ------------------  ------------------  ------------------  ------------------  ------------------
Net income                      $              548  $              551  $             400   $             684   $             412
                                ==================  ==================  ==================  ==================  ==================
Net income available to common
   shareholders                 $              495  $              497  $             347   $             657   $             412

Net income per Common Share
     Basic                      $              .24  $              .23  $             .16   $             .30   $             .10
     Diluted                    $              .16  $              .16  $             .11   $             .21   $             .09

Weighted average Common Shares
     outstanding
     Basic                                   2,097               2,185              2,185               2,221               4,117
     Diluted                                 3,048               3,066              3,089               3,101               4,403




                                      September 30,   September 30,   September 30,   September 30,    September 30,
                                      1994            1995            1996            1997             1998
                                      --------------  --------------  --------------  --------------  ---------------
                                      (in thousands)  (in thousands)  (in thousands)  (in thousands)   (in thousands)
                                      --------------  --------------  --------------  --------------  ---------------
Balance Sheet Data:
Working capital                       $        4,392  $        4,080  $        3,059  $        2,493  $         3,286
Property and equipment, net                    2,736           3,707           6,526          10,035           14,551
Total assets                                   8,163           9,428          11,374          15,931           22,280
Long-term debt, less current portion             187             416           2,512           5,045            1,124
Convertible Preferred Shares                   2,047           2,100           1,530           1,231                -
Shareholders' equity                           4,056           4,609           4,956           5,651           16,844

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

Overview

     The Company provides a broad range of value-added products and services focused on chemical analysis to the worldwide pharmaceutical, medical device and biotechnology industries. The Company's customer-focused approach and high quality products and services enable it to serve as a value-added partner in solving complex scientific problems by providing cost-effective results to its customers on an accelerated basis. Founded in 1974 in Lansing, Michigan and relocated to West Lafayette, Indiana in 1975, the Company has experienced growth primarily through internal expansion, supplemented by strategic acquisitions. As part of its internal growth strategy, the Company has developed technical specialties in such areas as chromatography, electrochemistry, in vivo sampling and mass spectrometry. The Company's growth has strategically positioned it to take advantage of globalization in the marketplace and to provide new services and areas of technical expertise to its customers. During this phase, the Company has been continuously profitable since 1987.

     Throughout its history, the Company has taken steps to position itself as a global leader in the analytical chemistry field. Development of the Company's infrastructure began in 1975 when it established relationships with several customers and multiple international distributors. In 1981, the Company increased its sphere of influence to include Japan with the creation of BAS Japan, an independent distributor. In 1988, the Company enhanced its computer software expertise by acquiring Interactive Microware, Inc. In 1990, the Company began offering contract services to customers that lacked the time or expertise to perform certain analyses using the Company's analytical products. In 1995, the Company acquired a distributor, BAS Technicol Ltd., to further solidify its presence in the United Kingdom.

     Revenues are derived principally from (i) the sale of the Company's analytical instruments and other products, and (ii) analytical services provided to customers. Both methods of generating revenue utilize the Company's ability to identify, isolate and resolve client problems relating to the separation and quantification of individual substances in complex mixtures. The Company's analytical products are sold primarily to pharmaceutical firms and research organizations. The Company supports the pharmaceutical industry by focusing on analytical chemistry for biomedical research, diagnostics, electrochemistry and separations science. Principal customers include scientists engaged in drug metabolism studies, as well as those engaged in basic neuroscience research. The Company was the first to commercialize the liquid chromatograph and electrochemistry technology which is now considered the worldwide standard for the determination of neurotransmitter substances. Research products include in vivo sampling devices, reagent chemicals, electrochemical apparatus and sensors.

     Revenue from the sale of the Company's products and the related costs are recognized upon shipment of the products to customers. The Company's pharmaceutical service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon receipt of the initial samples with the balance payable in installments over the life of the contract. The contracts are broken down into discrete units of deliverable services for which a fixed fee per unit is established. Revenue and related direct costs are recognized as specific contract terms are fulfilled under the percentage of completion method utilizing units of delivery. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized. The Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a contract.

     The Company's management believes that fluctuations in the Company's quarterly results are caused by a number of factors, including the Company's success in attracting new business, the size and duration of service contracts, the timing of its clients' decisions to enter into new contracts, the cancellation or delays of on-going contracts, the timing of acquisitions and other factors, many of which are beyond the Company's control. In fiscal 1998, approximately 30% of the Company's total revenue was derived from customers located outside the United States. These markets tend to be much more volatile than the United States market. Significant governmental, regulatory, political, economic and cultural issues or changes could adversely affect the growth or profitability of the Company's business activities in any such market.

Results  of  Operations

     The following table sets forth, for the periods indicated, certain statement of income data as a percentage of total revenue.





                            Percentage of Revenue   Percentage of Revenue   Percentage of Revenue
                            ----------------------  ----------------------  ----------------------
                            Year Ended              Year Ended              Year Ended
                            September 30,           September 30,           September 30,
                            1996                    1997                    1998
                            ----------------------  ----------------------  ----------------------

Product revenue                              71.2%                   66.6%                   58.2%
Services revenue                             28.8                    33.4                    41.8
                            ----------------------  ----------------------  ----------------------
     Total revenue                          100.0                   100.0                   100.0
Cost of product revenue                      25.2                    22.3                    21.5
Cost of services revenue                     16.8                    20.0                    25.2
                            ----------------------  ----------------------  ----------------------
     Total cost of revenue                   42.0                    42.3                    46.7
                            ----------------------  ----------------------  ----------------------
Gross profit                                 58.0                    57.7                    53.3
Operating expenses:
Selling                                      30.8                    28.3                    24.8
Research and development                     11.1                    10.5                    11.9
General and
administrative                               10.7                    11.0                    12.8
                            ----------------------  ----------------------  ----------------------
     Total operating
     expenses                                52.6                    49.8                    49.5
Operating income                              5.4                     7.9                     3.8
Other income (expense),
net                                          (0.1)                   (0.5)                   (0.1)

                            ----------------------  ----------------------  ----------------------
Income before income
taxes                                         5.3                     7.4                     3.7
Income taxes                                  2.2                     2.8                     1.4
                            ----------------------  ----------------------  ----------------------

Net income                                    3.1%                    4.6%                    2.3%
                            ======================  ======================  ======================









[Remainder  of  page  intentionally  left  blank.]

     Year  ended  September 30, 1998 compared with Year ended September 30, 1997

     Total revenue for the year ended September 30, 1998 increased 22.1% to approximately $18.2 million from approximately $14.9 million in the year ended September 30, 1997. The net increase of approximately $3.3 million related primarily to increased revenue from services, which increased to approximately $7.6 million in the year ended September 30, 1998 from approximately $5.0 million in the year ended September 30, 1997 as a result of the expansion of the types and volume of services provided by the Company. During this same period, product revenue increased to approximately $10.6 million for the year ended September 30, 1998 from approximately $9.9 million for the year ended September 30, 1997 primarily as a result of increased penetration in the physiology and the liquid chromatography markets.

     Costs of revenue increased 34.6% to approximately $8.5 million for the year ended September 30, 1998 from approximately $6.3 million for the year ended September 30, 1997. This increase of approximately $2.2 million was largely due to the hiring of additional support staff in the services unit. Costs of revenue for the Company's products increased to 36.8% as a percentage of product revenue for the year ended September 30, 1998 from 33.6% of product revenue for the year ended September 30, 1997, due primarily to a change in product mix. Costs of revenue for the Company's services increased to approximately 60.4% as a percentage of services revenue for the year ended September 30, 1998 from approximately 59.8% of services revenue for the year ended September 30, 1997 due to an increase in services support staff.

     Selling expenses for the year ended September 30, 1998 increased 7.1% to approximately $4.5 million from approximately $4.2 million during the year ended September 30, 1997 due to increased salary expense. Research and development expenses for the year ended September 30, 1998 increased 38.1% to approximately $2.2 million from approximately $1.6 million for the year ended September 30, 1997 due to the increase in research grant activity. General and administrative expenses for the year ended September 30, 1998 increased 42.6% to approximately $2.3 million from approximately $1.6 million for the year ended September 30, 1997, primarily as a result of increased legal expenses associated with the patent infringement suit. (See Item 3 - Legal Proceedings)

     Other income (expense), net, was approximately $(25,000) in the year ended September 30, 1998 as compared to approximately $(75,000) in the year ended
September 30, 1997 as a result of the increase in interest income due to an increase in cash and cash equivalents resulting from the initial public offering.

     The Company's effective tax rate for 1998 was 38.2% as compared to 37.7% for fiscal 1997. This increase was primarily due to nondeductible foreign losses incurred in fiscal 1998.

     Year  ended  September 30, 1997 compared with Year ended September 30, 1996

     Total revenue for the year ended September 30, 1997 increased 16.6% to approximately $14.9 million from approximately $12.8 million in the year ended September 30, 1996. The net increase of approximately $2.1 million related primarily to increased revenue from services, which increased to approximately $5.0 million in the year ended September 30, 1997 from approximately $3.7 million in the year ended September 30, 1996 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue increased to approximately $9.9 million for the year ended September 30, 1997 from approximately $9.1 million for the year ended September 30, 1996 primarily as a result of increased penetration in the electrochemistry and the liquid chromatography markets.

     Costs of revenue increased 17.7% to approximately $6.3 million for the year ended September 30, 1997 from approximately $5.4 million for the year ended September 30, 1996. This increase of approximately $952,000 was largely due to the hiring of additional support staff in the services unit. Costs of revenue for the Company's products decreased to 33.6% as a percentage of product revenue for the year ended September 30, 1997 from 35.4% of product revenue for the year ended September 30, 1996, due to a change in product mix. Costs of revenue for the Company's services increased to approximately 59.8% as a percentage of services revenue for the year ended September 30, 1997 from approximately 58.2% of services revenue for the year ended September 30, 1996 due to an increase in services support staff.

     Selling expenses for the year ended September 30, 1997 increased 7.3% to approximately $4.2 million from approximately $3.9 million during the year ended September 30, 1996 due to increased commissions on foreign sales. Research and development expenses for the year ended September 30, 1997 increased 10.1% to approximately $1.6 million from approximately $1.4 million for the year ended September 30, 1996 due to the development of the in vivo product line. General and administrative expenses for the year ended September 30, 1997 increased 20.1% to approximately $1.6 million from approximately $1.4 million for the year ended September 30, 1996, primarily as a result of increased property taxes incurred in connection with the Company's purchase and construction of additional facilities.

     Other income (expense), net, was approximately $(75,000) in the year ended September 30, 1997 as compared to approximately $(18,000) in the year ended
September 30, 1996 as a result of a reduction of interest income due to a reduction in cash and cash equivalents resulting from the redemption of Redeemable Preferred Shares owned by the Company's venture capital shareholders in accordance with their terms.

     The Company's effective tax rate for 1997 was 37.7% as compared to 41.4% for fiscal 1996. This decrease was primarily due to utilization of the research and development tax credit.

Liquidity  and  Capital  Resources

     Since its inception, the Company's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings including the Company's initial public offering which was completed in November 1997. At September 30, 1998, the Company had cash and cash equivalents of approximately $1.2 million, compared to cash and cash equivalents of approximately $161,000 at September 30, 1997. The increase in cash resulted primarily from the initial public offering which funded the increase in capital expenditures made to expand the Company's facilities and operations.

     The Company's net cash provided by operating activities was approximately $2.4 million for the year ended September 30, 1998. Cash provided by operations during the year ended September 30, 1998 consisted of net income of approximately $412,000, plus non-cash charges of approximately $989,000, plus a net decrease of approximately $969,000 in operating assets and liabilities. The most significant decrease in operating assets related to trade accounts receivable, which decreased approximately $431,000 at September 30, 1998.

     Cash used by investing activities increased to approximately $5.0 million for the year ended September 30, 1998 from approximately $4.0 million for the year ended September 30, 1997, primarily as a result of the Company's purchase and construction of additional facilities, as well as the acquisition of Clinical Innovations. Cash provided by financing activities for fiscal 1998 was approximately $3.7 million due to the initial public offering partially offset by the reduction of debt.

     The Company's net cash provided by operating activities was approximately $842,000 for the year ended September 30, 1997. Cash provided by operations during the year ended September 30, 1997 consisted of net income of approximately $684,000 plus non-cash charges of approximately $584,000 partially offset by a net increase of approximately $426,000 in operating assets and liabilities. The most significant increase in operating assets related to accounts receivable, which increased to approximately $3.0 million at September 30, 1997 from approximately $1.6 million at September 30, 1996, due primarily to sales growth.

     Cash used by investing activities increased to approximately $4.0 million for the year ended September 30, 1997 from approximately $3.2 million for the year ended September 30, 1996, primarily as a result of the Company's purchase and construction of additional facilities. Cash provided by financing activities for fiscal 1997 was approximately $2.7 million due to an increase in the Company's long and short term debt and offset by the redemption of Redeemable Preferred Shares in accordance with their terms.

     Total expenditures by the Company for property and equipment were approximately $3.2 million, $4.1 million and $4.9 million in fiscal 1996, 1997 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates increased levels of capital expenditures in fiscal 1999. The increased capital investments relate to the completion of the renovation and construction of additional facilities and the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by the Company. The Company also completed two acquisitions during fiscal 1998. Net payments made in connection with these acquisitions were approximately $1.6 million. The Company expects to make other investments to expand its operations through internal growth, strategic acquisitions, alliances and joint ventures. However, the Company currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities.

     Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank lines of credit and credit facility and the remaining net proceeds from its initial public offering will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

     The Company has a $7.5 million bank line of credit agreement which expires March 1, 1999. Interest is charged at the prime rate (8.25% at September 30,
1998). At September 30, 1998, the line was unused. The line is collateralized by inventories and accounts receivable. All prior year bank debt obligations were repaid in full on November 27, 1997 using the proceeds received from the Company's initial public offering.

Inflation

     To date, the Company believes that the effects of inflation have not had a material adverse effect on its business, operations or financial condition.

Year  2000

     The Company undertook in fiscal 1998 to identify those information technology and other systems which may not be Year 2000 compliant. The Company has identified that its primary computer hardware and software systems will require modifications, and the Company has developed and commenced implementation of a plan to modify such systems to recognize the Year 2000. Management currently expects this project to be substantially complete by the spring of 1999, and management estimates that the project will involve capital expenditures (excluding normal system upgrades and replacements) of less than $75,000. Management has initiated discussions with significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is also assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The cost of the Year 2000 initiatives in the aggregate is not expected to be material to the Company's results of operations or financial position.

New  Accounting  Pronouncements

     In July 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131, the Company will report financial and descriptive information about its operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 on October 1, 1998. The Company has not yet evaluated the impact of SFAS 131.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No.130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income in financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 on October 1, 1998. The Company has not yet evaluated the impact of SFAS 130.

Item  7A.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk

     Not  Applicable.

Item  8.     Financial  Statements  and  Supplementary  Data







Report  of  Independent  Auditors

Board  of  Directors  and  Shareholders
Bioanalytical  Systems,  Inc.

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of income, preferred shares and shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                   Ernst  &  Young  LLP


Indianapolis,  Indiana
November  6,  1998



Bioanalytical  Systems,  Inc.
Consolidated  Balance  Sheets


                                                               September 30,   September 30,
                                                               1997            1998
                                                               --------------  --------------
Assets
Current assets:
     Cash and cash equivalents                                 $     161,338   $    1,208,157
     Accounts receivable (Note 4):
          Trade                                                    2,361,591        2,774,714
          Grants                                                     370,198          209,164
          Other                                                      281,579           61,603
     Inventories (Notes 3 and 4)                                   1,911,231        1,880,680
     Deferred income taxes (Note 5)                                  209,695          168,649
     Prepaid expenses                                                 46,787           59,694
                                                               --------------  ---------------
Total current assets                                               5,342,419        6,362,661

Goodwill, less accumulated amortization of
     $30,002 in 1997 and, $62,120 in 1998 (Note 2)                   210,030        1,134,265
Other assets                                                         343,120          231,865

Property and equipment (Note 4):
     Land and improvements                                           171,014          171,014
     Buildings and improvements                                    4,294,183        8,355,058
     Machinery and equipment                                       4,067,319        7,463,099
     Office furniture and fixtures                                   680,395        1,073,572
      Construction in process                                      3,625,062        1,464,092
                                                               --------------  ---------------
                                                                  12,837,973       18,526,835
     Less accumulated depreciation and amortization               (2,802,823)      (3,975,912)
                                                               --------------  ---------------
                                                                  10,035,150       14,550,923
                                                               --------------  ---------------
Total assets                                                   $  15,930,719   $   22,279,714
                                                               ==============  ===============

Liabilities, Preferred Shares and Shareholders' Equity
Current liabilities:
     Accounts payable                                          $   1,341,181   $    1,940,615
     Income taxes payable                                            250,153          155,480
     Accrued expenses                                                352,593          352,403
     Customer advances                                               101,986          319,420
     Current portion of long-term debt                               287,833          308,447
     Lines of credit                                                 515,377                -
                                                               --------------  ---------------
Total current liabilities                                          2,849,123        3,076,365

Long-term debt, less current portion (Note 4)                      5,044,875        1,123,747
Deferred income taxes (Note 5)                                     1,154,166        1,236,093

Preferred shares (Note 6):
     Authorized shares - 1,000,000
     Issued and outstanding shares:
          Convertible - 166,667 in 1997                            1,231,242                -

Shareholders' equity (Note 6):
     Common shares, no par value:
          Authorized shares - 19,000,000
          Issued and outstanding shares - 2,247,601 in 1997,
               and 4,495,319 in 1998                                 497,875          995,778
     Additional paid-in capital                                      178,233       10,467,957
     Retained earnings                                             4,978,149        5,390,342
     Currency translation adjustment                                  (2,944)         (10,568)
                                                               --------------  ---------------
                                                                   5,651,313       16,843,509
                                                               --------------  ---------------
Total liabilities, preferred shares and shareholders' equity   $  15,930,719   $   22,279,714
                                                               ==============  ===============



See  accompanying  notes.



Bioanalytical  Systems,  Inc.
Consolidated  Statements  of  Income


                                     Year ended       Year ended       Year ended
                                     September 30,    September 30,    September 30,
                                     1996             1997             1998
                                     ---------------  ---------------  ---------------

Product revenue                      $    9,113,297   $    9,932,022   $   10,616,363
Services revenue                          3,680,838        4,991,348        7,608,792
                                     ---------------  ---------------  ---------------
     Total Revenue                       12,794,135       14,923,370       18,225,155

Cost of product revenue                   3,226,736        3,334,413        3,910,740
Cost of services revenue                  2,141,715        2,985,858        4,598,266
                                     ---------------  ---------------  ---------------
     Total Cost of Revenue                5,368,451        6,320,271        8,509,006
                                     ---------------  ---------------  ---------------

Gross profit                              7,425,684        8,603,099        9,716,149

Operating expenses:
     Selling                              3,937,224        4,224,523        4,524,664
     Research and development             1,423,901        1,568,417        2,164,951
     General and administrative           1,363,921        1,638,465        2,335,564
                                     ---------------  ---------------  ---------------
          Total Operating Expenses        6,725,046        7,431,405        9,025,179
                                     ---------------  ---------------  ---------------

Operating income                            700,638        1,171,694          690,970

Interest income                              38,843            4,835           86,521
Interest expense                            (81,396)        (100,177)         (92,855)
Other income (expense)                       28,180           12,306          (26,587)
Gain (loss) on sale of property
and equipment                                (3,218)           8,831            8,486
                                     ---------------  ---------------  ---------------
Income before income taxes                  683,047        1,097,489          666,535
Income taxes (Note 5)                       282,648          413,395          254,342
                                     ---------------  ---------------  ---------------

Net income                           $      400,399   $      684,094   $      412,193
                                     ===============  ===============  ===============

Net income available to common
shareholders                         $      347,063   $      657,046   $      412,193

Net income per share:
     Basic                           $         0.16   $         0.30   $         0.10
     Diluted                         $         0.11   $         0.21   $         0.09

Weighted average common
shares outstanding:
     Basic                                2,185,149        2,221,146        4,117,088
     Diluted                              3,089,308        3,101,429        4,402,755



See  accompanying  notes.



Bioanalytical  Systems,  Inc.
Consolidated  Statements  of  Preferred  Shares  and  Shareholders'  Equity


                                        Redeemable    Convertible    Currency
                                        Preferred     Preferred      Common     Additional        Retained     Translation
                                        Shares        Shares         Shares     Paid-in Capital   Earnings     Adjustment
                                        ------------  -------------  ---------  ----------------  -----------  -------------

Balance at September 30, 1995           $   868,997   $  1,231,242   $ 483,375  $        149,233  $3,974,040   $      2,309
Net income                                        -              -           -                 -     400,399              -

Accrual of cumulative dividends
     on preferred shares                     53,336              -           -                 -     (53,336)             -

Issuance of 4,514 common shares
     for the exercise of stock options            -              -       1,000             2,000           -              -

Redemption of Preferred Shares             (624,031)             -           -                 -           -              -

Currency translation adjustment                   -              -           -                 -           -         (3,352)
                                        ------------  -------------  ---------  ----------------  -----------  -------------
Balance at September 30, 1996               298,302      1,231,242     484,375           151,233   4,321,103         (1,043)
Net income                                        -              -           -                 -     684,094              -

Accrual of cumulative dividends
     on preferred shares                     27,048              -           -                 -     (27,048)             -

Issuance of 60,944 common shares for
     the exercise of stock options                -              -      13,500            27,000           -              -

Redemption of Preferred Shares             (325,350)             -           -                 -           -              -

Currency translation adjustment                   -              -           -                 -           -         (1,901)
                                        ------------  -------------  ---------  ----------------  -----------  -------------
Balance at September 30, 1997                     -      1,231,242     497,875           178,233   4,978,149         (2,944)
Net income                                        -              -           -                 -     412,193              -

Conversion of preferred shares
     at IPO                                       -     (1,231,242)    166,667         1,064,575           -              -

Issuance of 145,328 common shares for
     the exercise of stock options                -              -      32,192           165,454           -              -

Issuance of common stock at IPO                   -              -     299,044         9,059,695           -              -

Currency translation adjustment                   -              -           -                 -           -         (7,624)
                                        ------------  -------------  ---------  ----------------  -----------  -------------
Balance at September 30, 1998           $         -   $          -   $ 995,778  $     10,467,957  $5,390,342   $    (10,568)
                                        ============  =============  =========  ================  ===========  =============



See  accompanying  notes.



Bioanalytical  Systems,  Inc.
Consolidated  Statements  of  Cash  Flows


                                                         Year ended       Year ended       Year ended
                                                         September 30,    September 30,    September 30,
                                                         1996             1997             1998
                                                         ---------------  ---------------  ---------------

Operating activities
Net income                                               $      400,399   $      684,094   $      412,193
Adjustments to reconcile net income to net
     cash provided by operating activities:
          Depreciation and amortization                         399,797          536,389          873,972
          Loss (gain) on sale of property and equipment           3,218           (8,831)          (8,486)
          Deferred income taxes                                 100,437           56,080          122,973
          Changes in operating assets and liabilities:
               Accounts receivable                                 (251)      (1,361,559)         431,159
               Inventories                                     (148,617)          20,619          113,507
               Prepaid expenses and other assets               (248,569)        (107,656)         159,274
               Accounts payable                                 (75,773)         611,071          369,983
               Income taxes payable                             (82,012)         216,591         (212,652)
               Accrued expenses                                 (41,509)         112,767          (16,990)
               Customer advances                                 (6,129)          82,115          124,551
                                                         ---------------  ---------------  ---------------
Net cash provided by operating activities                       300,991          841,680        2,369,484

Investing activities
Capital expenditures                                         (3,178,499)      (4,095,651)      (3,508,342)
Proceeds from sale of property and
     equipment                                                   21,412           70,778           77,359
Payments for purchase of net assets from
     Vetronics, net of cash acquired                                  -                -         (327,740)
Payments for purchase of net assets from
     Clinical Innovations, net of cash acquired                       -                -       (1,265,230)
                                                         ---------------  ---------------  ---------------
Net cash used by investing activities                        (3,157,087)      (4,024,873)      (5,023,953)

Financing activities
Borrowings of long-term debt                                  2,401,035        2,722,995           43,365
Payments of long-term debt                                     (124,732)        (202,429)      (5,375,461)
Borrowings on lines of credit                                         -          615,377          860,093
Payments on lines of credit                                           -         (100,000)      (1,375,470)
Net proceeds from Initial Public Offering                             -                -        9,358,739
Net proceeds from the exercise of stock options                   3,000           40,500          197,646
Redemption of preferred shares                                 (624,031)        (325,350)               -
Other                                                            (3,352)          (1,901)          (7,624)
                                                         ---------------  ---------------  ---------------
Net cash provided by financing activities                     1,651,920        2,749,192        3,701,288
                                                         ---------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents         (1,204,176)        (434,001)       1,046,819
Cash and cash equivalents at beginning of year                1,799,515          595,339          161,338
                                                         ---------------  ---------------  ---------------
Cash and cash equivalents at end of year                 $      595,339   $      161,338   $    1,208,157
                                                         ===============  ===============  ===============



See  accompanying  notes.

Bioanalytical  Systems,  Inc.
Notes  to  Consolidated  Financial  Statements
September  30,  1998

1.  Significant  Accounting  Policies

Nature  of  Business

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

Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash  Equivalents

The Company considers all short-term, highly liquid investments to be cash equivalents.

Financial  Instruments

Management has estimated that the fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and debt approximates the carrying values.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Goodwill

Goodwill represents the excess of cost of acquisitions over the fair value of net assets acquired and is amortized by the straight-line method over periods ranging from 15-20 years.

Property  and  Equipment

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 4 through 40 years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue  Recognition

Revenue from the sale of the Company's products and the related costs are recognized upon shipment of the products to customers. The Company's pharmaceutical service contracts generally have terms ranging from several months to several years. The typical contract is one year in duration and includes a one-year renewal option. A portion of the contract fee is generally payable upon receipt of the initial samples with the balance payable in installments over the life of the contract. A majority of the Company's contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established and revenue and related direct costs are recognized as units of deliverable services are fulfilled. For all other service contracts, the Company allocates a ratable portion of the total contract fee to the units of deliverable services and recognizes revenue and the related direct costs as the units of deliverable services are fulfilled.

Income  Taxes

The Company computes its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

Advertising  Expense

The Company expenses advertising costs as incurred. Advertising expense was, $267,184, $275,850 and $551,848 for 1996, 1997, and 1998, respectively.

Net  Income  Per  Common  Share

Basic net income per common share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income per common share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include options to purchase Common Shares and Convertible Preferred Shares, which are assumed to be converted. In these computations, net income in 1996 and 1997 is reduced by dividends accrued on the Redeemable Preferred Shares.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently  Issued  Accounting  Standards

In July 1997, the FASB issued Statement No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131, the Company will report financial and descriptive information about its operating segments. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 131 on October 1, 1998. The Company has not yet evaluated the impact of adoption of SFAS 131.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt SFAS 130 on October 1, 1998. The Company has not yet evaluated the impact of SFAS 130.

2.  Acquisition

Effective October 31, 1997 the Company acquired all of the capital stock of Vetronics Inc., for cash approximating $200,000 and a $150,000 note payable. The acquired business was involved in the distribution of veterinary equipment and supplies in the United States.

Effective July 1, 1998 the Company acquired all of the capital stock of Clinical Innovations Ltd., for cash approximating $1,500,000. The acquired business was involved in the processing of bioanalytical samples for pharmaceutical firms in the United Kingdom.

The acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the dates of acquisition. The purchase price was allocated to the net assets acquired, including $956,000 to goodwill, based upon the fair market value at the date of acquisition.

On an unaudited pro forma basis, revenue, net income and net income per common share (diluted) for the years ended September 30, 1997 and 1998 was $16,840,000, $1,154,000 $0.37 and $19,413,000, $718,000, $0.16, respectively. This pro forma data presents the consolidated results of operations as if the acquisitions had occurred on October 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense and related income tax effects.

The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

Pro forma amounts for the years ended September 30, 1997 and 1998 include the acquired entities' financial data for the years ended December 31 and February 28, respectively, as it was not practicable to determine the September 30 year end results.

3.  Inventories

Inventories  at  September  30  consisted  of:





                  1997         1998
                  -----------  -----------
Raw materials     $  909,258   $  966,314
Work in progress     278,386      316,648
Finished goods       800,880      677,522
                  -----------  -----------
                   1,988,524    1,960,484
LIFO reserve         (77,293)     (79,804)
                  -----------  -----------
Total LIFO cost   $1,911,231   $1,880,680
                  ===========  ===========



4.  Debt  Arrangements

Bank  Debt

The Company has a bank line of credit agreement which expires March 1, 1999 and allows borrowings of up to $7,500,000. Interest is charged at the prime rate (8.25% at September 30, 1998). At September 30, 1998, the line was unused. The line is collateralized by inventories and accounts receivable. All prior year bank debt obligations were repaid in full on November 27, 1997 using proceeds received from the Company's initial public offering (see Note 6).

Cash interest payments of $99,057, $345,018 and $260,249 were made in 1996, 1997 and 1998, respectively. Cash interest payments for 1996, 1997 and 1998 included interest of $28,868, $266,200 and $127,077, respectively, which was capitalized. These amounts included interest required to be paid on a portion of the undistributed earnings of a subsidiary which qualifies as a domestic international sales corporation. (see Note 5).

Capital  Leases

The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments, based upon scheduled payments under the lease arrangements, as of September 30, 1998, are as follows:






1999                                     $  417,540
2000                                        307,494
2001                                        307,494
2002                                        307,494
2003                                        307,494
Thereafter                                  121,652
                                         -----------
Total minimum lease payments              1,769,168
Amounts representing interest              (336,974)
                                         -----------
Present value of minimum lease payments  $1,432,194
                                         ===========



The total amount of property and equipment capitalized under capital lease obligations as of September 30, 1997 and 1998 was $486,043 and $1,917,625, respectively. Accumulated amortization at September 30, 1997 and 1998 was $169,795 and $290,841, respectively. Assets acquired during 1998 using capital leases were $1,431,582.

5.  Income  Taxes

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:





                                      1997        1998
                                      ----------  ----------
Deferred tax liabilities:
          Tax over book depreciation  $  818,420  $  952,224
          Deferred DISC income           340,642     283,869
                                      ----------  ----------
Total deferred liabilities             1,159,062   1,236,093
Deferred tax assets:
          Inventory pricing               71,199      69,559
          Accrued vacation                63,470      73,743
          Other-net                       79,922      25,347
                                      ----------  ----------
Total deferred tax assets                214,591     168,649
                                      ----------  ----------
Net deferred tax liabilities          $  944,471  $1,067,444
                                      ==========  ==========

Significant  components  of  the  provision  for  income  taxes  are as follows:






                   1996      1997      1998
                   --------  --------  --------
Current:
          Federal  $123,625  $265,776  $ 80,911
          State      58,586    91,539    50,458
		           --------  --------  --------
Total current       182,211   357,315   131,369

Deferred:
          Federal    81,928    54,849    99,504
          State      18,509     1,231    23,469
		           --------  --------  --------
Total deferred      100,437    56,080   122,973
                   --------  --------  --------
                   $282,648  $413,395  $254,342
                   ========  ========  ========



The effective income tax rate varied from the statutory federal income tax rate as follows:






                                           1996   1997   1998
                                           -----  -----  ------
Statutory federal income tax rate          34.0%  34.0%   34.0%
Increases (decreases):
Amortization of goodwill and other
     nondeductible expenses                 2.1    1.2     3.3
Benefit of foreign sales corporation, net  (8.6)  (5.8)   (6.2)
State income taxes, net of federal tax
benefit                                     7.5    5.6     7.4
Research and development credit               -   (5.0)  (13.4)
Nondeductible foreign losses                 10    7.6    10.3
Other                                      (3.6)   0.1     2.8
                                           -----  -----  ------
                                           41.4%  37.7%   38.2%
                                           =====  =====  ======

In fiscal 1996, 1997 and 1998, the Company's foreign operations generated a loss before income taxes of $200,145, $245,800 and $201,294, respectively.

Payments made in 1996, 1997, and 1998 for federal and state income taxes amounted to $160,000, $140,000, and $78,000, respectively.

6.  Shareholders'  Equity

Initial  Public  Offering

On September 24, 1997, the Company's Board of Directors approved a 4.514 for 1 share split of common shares effective November 21, 1997. All common share and per share amounts and information concerning stock option plans have been adjusted retroactively to give effect to this share split.

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

Stock  Option  Plans

During 1990, the Company established an Employee Incentive Stock Option Plan whereby options to purchase shares of the Company's Common Shares at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of the grant. The plan terminates in the year 2000.

During fiscal 1989, the Company established an Outside Director Stock Option Plan whereby options to purchase shares of the Company's Common Shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in 1999.

The Company has adopted new stock option plans in connection with its initial public offering and accordingly does not plan to grant any more options pursuant to the plans discussed above.

During fiscal year 1998, the Company established an Employee Stock Option Plan whereby options to purchase shares of the Company's Common Stock at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

During fiscal year 1998, the Company established an Outside Director Stock Option Plan whereby options to purchase shares of the Company's Common Stock at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying shares on the date of grant, no compensation expense is recognized. A summary of the Company's stock option activity, and related information for the years ended September 30 follows:






                         1996     1996       1997     1997       1998     1998
                         -------  ---------  -------  ---------  -------  ---------
                                  WEIGHTED            WEIGHTED            WEIGHTED
                                  AVERAGE             AVERAGE             AVERAGE
                                  EXERCISE            EXERCISE            EXERCISE
                         OPTIONS  PRICE      OPTIONS  PRICE      OPTIONS  PRICE
                         -------  ---------  -------  ---------  -------  ---------
Outstanding-beginning
of year                  342,643  $    1.15  338,129  $    1.16  272,671  $    1.27
Exercised                 (4,514)      0.66  (60,944)      0.66 (145,328)      1.36
Granted                        -          -        -          -   39,000       8.00
Terminated                     -          -   (4,514)      1.32   (2,000)      8.00
                         -------             -------             -------
Outstanding-end of year  338,129  $    1.16  272,671  $    1.27  164,343       2.70
                         =======             =======             =======






                                  Weighted
                  Number          Average      Weighted   Number          Weighted
                  Outstanding at  Remaining    Average    Exercisable at  Average
Range of          September 30,   Contractual  Exercise   September 30,   Exercise
Exercise Prices   1998            Life         Price      1998            Price
----------------  --------------  -----------  ---------  --------------  ---------
0.66 - $1.00             62,163         1.27  $    0.66          62,163  $    0.66
1.01 - $1.50             11,495         3.28  $    1.33          11,495  $    1.33
1.51 - $2.10             53,685         4.49  $    1.72          50,301  $    1.60
2.11 - $8.00             37,000         9.15  $    8.00               -          -
                  --------------                          --------------
                         164,343                                 123,959
                  ==============                          ==============



A special non-qualified option was granted for 4,514 Common Shares at $1.27 per share to a consultant to the Company in August 1991. This option was exercised during the fiscal year ended September 30, 1998.

Disclosure of pro forma information regarding net income and earnings per share is required by SFAS No. 123 as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method as defined by that Statement. The fair value for options granted by the Company was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:





Risk-free interest rate                          5.50%
Dividend yield                                   0.00%
Volatility factor of the expected market
  price of the Company's common stock            0.52
Expected life of the options (years)             7



The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of income. The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows:





                                          1998
                                          --------
Pro forma net income                      $367,190
Pro forma net income per share (diluted)  $   0.08



The  weighted  average  fair value of options granted during the year was $4.77.

7.  Retirement  Plan

Effective July 1, 1984, the Company established an Internal Revenue Code Section 401(k) Retirement Plan covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant's total wages to the Plan. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 10% of the participant's annual wages. Contribution expense was, $138,142, $158,924 and $187,896 in 1996, 1997 and 1998, respectively.

8.  Segment  Information

The Company operates in two principal segments - analytical services and analytical products. The Company's analytical services unit provides analytical chemistry support on a contract basis directly to pharmaceutical companies. The Company's analytical products unit provides liquid chromatography, electrochemical, and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.





INDUSTRY SEGMENT DATA:
                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                             1996             1997             1998
                             ---------------  ---------------  ---------------
                             (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
REVENUE
Products                     $        9,113   $        9,932   $       10,616
Services                              3,681            4,991            7,609
                             ---------------  ---------------  ---------------
Total Revenue                $       12,794   $       14,923   $       18,225
                             ===============  ===============  ===============
OPERATING INCOME (LOSS)
Products                     $         (366)  $         (107)  $       (1,062)
Services                              1,067            1,279            1,753
                             ---------------  ---------------  ---------------
Total Operating Income                  701             1172              691
Corporate income (expenses)             (18)             (75)             (24)
Income before income taxes   $          683   $        1,097   $          667
                             ===============  ===============  ===============
IDENTIFIABLE ASSETS
Products                     $        6,116   $        6,221   $        9,461
Services                              5,258            9,710           12,819
                             ---------------  ---------------  ---------------
Total Assets                 $       11,374   $       15,931   $       22,280
                             ===============  ===============  ===============





Depreciation and amortization
Products                       $  224  $  244  $  314
Services                          176     292     560
                               ------  ------  ------
                               $  400  $  536  $  874
                               ======  ======  ======
Capital expenditures
Products                       $  324  $  153  $  369
Services                        2,854   3,943   4,571
                               ------  ------  ------
                               $3,178  $4,096  $4,940
                               ======  ======  ======




Export  Sales:

Export sales to unaffiliated customer by destination of sales are summarized as follows (in thousands):





              Year Ended      Year Ended      Year Ended
              September 30,   September 30,   September 30,
              1996            1997            1998
              --------------  --------------  --------------
Pacific Rim:
     Japan    $        1,769  $        1,740  $        1,053
     Other             1,134           1,215             771
              --------------  --------------  --------------
                       2,903           2,955           1,824
Europe                 1,144           1,105           1,126
Other                    556           1,037           2,560
              --------------  --------------  --------------
              $        4,603  $        5,097  $        5,510
              ==============  ==============  ==============



Major  Customers:

During 1996, 1997 and 1998, a major United States-based pharmaceutical company accounted for approximately 18.3%, 20.9%, and 19.6%, respectively, of the Company's total revenues.

The Company sells its products through international distributors, one of which represents 19%, 17% and 10% of 1996, 1997 and 1998 product sales, respectively. Accounts receivable from this foreign distributor are $124,104 and $107,034 at September 30, 1997 and 1998, respectively.

9.  Litigation

In April 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,693,832. The Company has filed an answer in which it denied infringement and in which it asserted that the patent on which CMA relies is invalid. The matter is now awaiting a trial date. Although an estimate of the possible loss has not been made, management intends to continue a vigorous defense of CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or result of operations.










[Remainder  of  page  intentionally  left  blank.]

Bioanalytical  Systems,  Inc.

Quarterly  Financial  Data



Bioanalytical  Systems,  Inc.
Unaudited  (Amounts  in  thousands,  except  for  per  share  data)


For the Quarter Ended in Fiscal 1998   December 31  March 31  June 30  September 30
                                       -----------  --------  -------  ------------
Total revenue                          $     4,330  $  4,450  $ 4,521  $      4,924
Gross profit                                 2,483     2,550    2,511         2,172
Net income (loss) available to common
shareholders                                   196       231      130          (145)
Basic net income (loss) per common
share(1)                                       .06       .05      .03          (.03)
Diluted net income (loss) per common
and common equivalent share(1)                 .05       .05      .03          (.03)

For the Quarter Ended in Fiscal 1997   December 31  March 31  June 30  September 30
                                       -----------  --------  -------  ------------
Total revenue                          $     3,516  $  3,648  $ 3,840  $      3,919
Gross profit                                 2,179     2,128    2,272         2,024
Net income available to common
shareholders                                   161       265      218            13
Basic net income per common share(1)           .07       .12      .10           .01
Diluted net income per common and
common equivalent share(1)                     .05       .09      .07           .00


-------------------------
(1)     The  sum  of the net income per common share may not equal the annual net income per  share  due  to  interim  quarter  rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.








[Remainder  of  page  intentionally  left  blank.]

Part  III

Item  10.  Directors  and  Executive  Officers  of  the  Registrant.

     The information included under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement filed pursuant to Regulation 14A in connection with its 1998 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.


Item  11.  Executive  Compensation.

     The information included under the captions "Election of Directors - Compensation of Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference in response to this item.


Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.

     The information contained under the captions "Share Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference in response to this item.


Item  13.  Certain  Relationships  and  Related  Transactions.

     The information contained under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.






[Remainder  of  page  intentionally  left  blank.]

Part  IV

Item  14.     Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K

    (a)   Documents  filed  as  part  of  this  Report.
          --------------------------------------------

          1.   Financial  Statements:
               ----------------------

               Included  as  outlined  in  Item 8 of  Part  II  of this  report.

               Report  of  Independent  Auditors.

               Consolidated   Balance  Sheets  as  of  September  30,  1997  and
			   September 30, 1998.

               Consolidated  Statements  of Income for the Years Ended September
			   30, 1996,  1997  and  1998.

               Consolidated  Statements  of Preferred Shares  and  Shareholders'
			   Equity for  the Years Ended September 30, 1996,  1997  and  1998.

               Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
			   September 30,  1996,  1997  and  1998.

               Notes  to  Consolidated  Financial  Statements.


          2.   Financial  Statement  Schedules:
               --------------------------------

               No  schedules are required to be  filed  as  part of this report.

               Schedules other  than  those listed above are omitted as they are
			   not required, are not applicable, or the information is  shown in
			   the Notes to the Consolidated  Financial  Statements.

     (b)  Reports  on  Form  8-K.  None.
          ----------------------

     (c)  Exhibits.  See  Index  to  Exhibits.
          --------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIOANALYTICAL SYSTEMS,  INC.
                                              ----------------------------

                                              (Registrant)

                                              By:/s/  Peter  T. Kissinger
                                              ----------------------------
                                              Peter  T.  Kissinger
                                              President  and  Chief
                                              Executive  Officer

                                              By:/s/  Douglas  P. Wieten
                                              ----------------------------
                                              Douglas  P.  Wieten
                                              Chief  Financial Officer,
                                              Treasurer  and  Controller
                                              (Principal  Financial and
                                              Accounting  Officer)
Date:  December  24,  1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Signature                  Capacity                    Date
-------------------------  --------------------------  -----------------

/s/  Peter T. Kissinger    President, Chief Executive  December 24, 1998
-------------------------
Peter T. Kissinger         Officer and Director

/s/  Douglas P. Wieten     Chief Financial Officer,    December 24, 1998
-------------------------
Douglas P. Wieten          Treasurer and Controller

/s/  William E. Baitinger  Director                    December 24, 1998
-------------------------
William E. Baitinger

/s/  Michael K. Campbell   Director                    December 24, 1998
-------------------------
Michael K. Campbell

/s/  Candice B. Kissinger  Director                    December 24, 1998
-------------------------
Candice B. Kissinger

/s/  Jack A. Kraeutler     Director                    December 24, 1998
-------------------------
Jack A. Kraeutler

/s/  Ronald E. Shoup       Director                    December 24, 1998
-------------------------
Ronald E. Shoup

/s/  W. Leigh Thompson     Director                    December 24, 1998
-------------------------
W. Leigh Thompson



INDEX  TO  EXHIBITS


                                                                                            Sequential
Number                                                                                      Numbering
Assigned In                                                                                 System Page
Regulation S-K                                                                              Number of
Item 601                Description of Exhibits                                             Exhibit
---------------         ------------------------------------------------------------------  -----------
(2)                     No Exhibit

(3)                3.1  Second Amended and Restated Articles of Incorporation of
                        Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit
                        3.1 to Form 10-Q for the quarter ended December 31, 1997.)

                   3.2  Second Restated Bylaws of Bioanalytical Systems, Inc.
                        (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997.)

(4)                4.1  Specimen Certificate for Common Shares (Incorporated by
                        reference to Exhibit 4.1 to Registration Statement on Form S-1,
                        Registration No. 333-36429).

                   4.2  See Exhibits 3.1 and 3.2

(9)                     No Exhibit

(10)              10.2  Bioanalytical Systems, Inc. Outside Director Stock Option Plan
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

                  10.5  Form of Bioanalytical Systems, Inc. 1990 Employee Stock
                        Option Agreement (Incorporated by reference to Exhibit 10.5 to
                        Registration Statement on Form S-1, Registration No. 333-36429).

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

                 10.14  Business Loan Agreement by and between Bioanalytical
                        Systems, Inc., and Bank One, Indiana, N.A. dated March 1,
                        1998 (Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended March 31, 1998).

                 10.15  Commercial Security Agreement by and between Bioanalytical
                        Systems, Inc. and Bank One, Indiana, N.A., dated March 1,
                        1998 (Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1998).

                 10.16  Negative Pledge Agreement by and between Bioanalytical
                        Systems, Inc. and Bank One, Indiana, N.A., dated March 1,
                        1998 (Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 1998).

                 10.17  Promissory Note for $7,500,000 executed by Bioanalytical
                        Systems, Inc. in favor of Bank One, N.A., dated March 1, 1998
                        (Incorporated by reference to Exhibit 10.17 to  Form 10-Q for the quarter ended March 31, 1998).

(11)              11.1  Statement Regarding Computation of Per Share Earnings.

(12)                    No Exhibit

(13)                    No Exhibit

(16)                    No Exhibit

(18)                    No Exhibit

(21)              21.1  Subsidiaries of the Registrant

(23)              23.1  Consent of Independent Auditors

(24)                    No Exhibit

(27)              27.1  Financial Data Schedule

(99)                    No Exhibit
