Form 10-Q
period 1998-12-31
BIOANALYTICAL SYSTEMS INC
filed 1999-02-16
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429

BIOANALYTICAL SYSTEMS, INC.
---------------------------
(Exact name of the registrant as specified in its charter)

INDIANA                                                           35-1345024
-------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                                47906
------------------
(Address of principal executive offices)                          (Zip code)

(765) 463-4527
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          [X]               NO

As of December 31, 1998, 4,503,176 Common Shares of the registrant were outstanding.


                                                                                                      PAGE NUMBER
PART I       FINANCIAL INFORMATION
Item 1 - Financial Statements
(Unaudited):

         Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1998                                                                             3

         Consolidated Statements of Income for the Three Months                                        4
         ended December 31, 1997 and 1998

         Consolidated Statements of Cash Flows for the Three                                           5
         Months Ended December 31, 1997 and 1998

         Notes to Consolidated Financial Statements                                                    6

Item 2 - Management's Discussion and Analysis of Financial Condition                                   7
and Results of Operations

PART II      OTHER INFORMATION                                                                         9

Item 1 - Legal Proceedings                                                                             9

Item 2 - Changes in Securities and Use of Proceeds                                                     9

Item 6 - Exhibits and Reports on Form 8-K                                                              9


SIGNATURES                                                                                            11

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

                                                                  September 30,    December 31,
                                                                           1998            1998
                                                                  -------------    ------------
 ASSETS
 Current Assets:
  Cash and cash equivalents                                             $ 1,208           $ 437
  Accounts receivable, net                                                3,045           2,862
  Inventories                                                             1,881           1,903
   Other current assets                                                      60              72
   Deferred income taxes                                                    169             169
                                                                  -------------    ------------
      Total Current Assets                                                6,363           5,443
 Goodwill, less accumulated amortization of $62 and $90                   1,134           1,107
 Other assets                                                               232             233
 Property and equipment:
   Land and improvements                                                    171             171
   Buildings and improvements                                             8,355           8,355
   Machinery and equipment                                                7,463           7,626
   Office furniture and fixtures                                          1,074           1,094
   Construction in process                                                1,464           2,329
                                                                  -------------    ------------
                                                                         18,527          19,575
   Less accumulated depreciation                                        (3,976)         (4,225)
                                                                  -------------    ------------
                                                                         14,551          15,350
                                                                  -------------    ------------
   Total Assets                                                         $22,280         $22,133
                                                                  =============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                      $1,941          $1,064
   Income taxes payable                                                     156              37
   Accrued expenses                                                         352             316
   Customer advances                                                        319             382
   Current portion of long-term debt                                        308             293
   Lines of credit                                                          ---             950
                                                                  -------------    ------------
      Total current liabilities                                           3,076           3,042
 Long-term debt, less current portion                                     1,124           1,067
 Deferred income taxes                                                    1,236           1,186
 Convertible Preferred Shares:
      1,000,000 shares authorized;
      no shares issued and outstanding                                       --              --
 Shareholders equity:
   Common Shares:  19,000,000 shares
       authorized; 4,495,319 and 4,503,176
       shares issued and outstanding                                        996             998
   Additional paid-in capital                                            10,468          10,473
   Retained earnings                                                      5,390           5,384
Accumulated other comprehensive income-
   Currency translation adjustment                                         (10)            (17)
                                                                  -------------    ------------
      Total shareholders' equity                                         16,844          16,838
                                                                  -------------    ------------

      Total liabilities and shareholders' equity                        $22,280         $22,133
                                                                  =============    ============

     The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

                                        Three Months    Three Months
                                       Ended Dec 31,   Ended Dec 31,
                                                1997            1998
                                       --------------  --------------

Product revenue                        $       2,642   $       2,295
Services revenue                               1,688           2,303
                                       --------------  --------------
  Total revenue                                4,330           4,598

Cost of product revenue                          950             947
Cost of services revenue                         897           1,555
                                       --------------  --------------
  Total cost of revenue                        1,847           2,502

Gross profit                                   2,483           2,096

Operating expenses:
  Selling                                      1,071           1,017
  Research and development                       476             481
  General and administrative                     612             580
                                       --------------  --------------
    Total Operating Expenses                   2,159           2,078
                                       --------------  --------------
Operating income                                 324              18

Interest income                                   15               5
Interest expense                                 (22)            (41)
Other income                                       3              10
Gain (loss) on sale of property and
equipment                                         28              (2)
                                       --------------  --------------

Income (loss) before income taxes                348             (10)
Income taxes                                     152              (4)
                                       --------------  --------------
Net income (loss)                      $         196   $          (6)
                                       ==============  ==============



Basic net income per common share      $         .06   $         .00

Diluted net income per common and
common equivalent share                $         .05   $         .00

Basic weighted average common shares
outstanding                                3,070,505       4,496,094
Diluted weighted average common and
common equivalent shares outstanding       3,746,756       4,629,952

See accompanying notes.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
                                                                                   Three Months    Three Months
                                                                                   Ended Dec 31,   Ended Dec 31,
                                                                                            1997            1998
                                                                                  --------------  --------------
Operating activities:
Net income (loss)                                                                       $   196         $    (6)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Depreciation and amortization                                                             156             277
  Deferred income taxes                                                                     (57)            (51)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                     255             183
    Inventories                                                                             (20)            (23)
    Other assets                                                                             56             (13)
    Accounts payable                                                                        (96)           (876)
    Income taxes payable                                                                    (29)           (119)
    Accrued expenses and customer advances                                                   --              27
                                                                                  --------------  --------------
Net cash provided (used) by operating activities                                            461            (601)
Investing activities:
Capital expenditures                                                                       (850)         (1,049)
Payments for purchase of net assets of Vetronics, Inc. net of cash
acquired                                                                                   (176)             --
                                                                                  --------------  --------------
Net cash used by investing activities                                                    (1,026)         (1,048)

Financing activities:
Payments of long-term debt                                                               (4,759)            (73)
Borrowings on lines of credit                                                               860             950
Payments on lines of credit                                                              (1,498)             --
Net proceeds from initial public offering                                                 9,423              --
Net proceeds from the exercise of stock options                                              53               7
Other                                                                                        (8)             (6)
                                                                                  --------------  --------------
Net cash provided by financing activities                                                 4,071             878
                                                                                  --------------  --------------
Net increase (decrease) in cash and cash equivalents                                      3,506            (771)
Cash and cash equivalents at beginning of period                                            161           1,208
                                                                                  --------------  --------------
Cash and cash equivalents at end of period                                              $ 3,667         $   437
                                                                                  ==============  ==============

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

(2)    RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 effective October 1, 1998.

(3)    INTERIM  FINANCIAL  STATEMENTS  PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the fiscal year ended September 30, 1998. In the opinion of management, the consolidated financial statements for the three month periods ended December 31, 1997 and 1998 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results for the fiscal year ending September 30, 1999.

(4)    INVENTORIES

    Inventories  consisted  of  (in  thousands):

                              September 30, 1998   December 31, 1998
                              ------------------   -----------------

Raw materials                             $  966              $  978
Work in progress                             317                 320
Finished goods                               677                 685
                              ------------------   -----------------
                                           1,960               1,983
LIFO reserve                                (79)                (80)
                              ------------------   -----------------
Total LIFO cost                           $1,881              $1,903
                              ==================   =================

(5)    DEBT

     The Company has a bank line of credit agreement which expires March 1, 1999 and allows borrowings of up to $7,500,000. Interest is charged at the prime rate (7.75% at December 31, 1998). As of December 31, 1998 $950,000 was outstanding on this line of credit. The line is collateralized by inventories and accounts receivable. The Company is currently in negotiations to refinance its bank line of credit, although there can be no assurance that the Company will be successful in this regard.

(6)    LITIGATION

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

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  DECEMBER  31,  1998  COMPARED   WITH  THREE  MONTHS  ENDED
DECEMBER 31, 1997

     Total revenue for the three months ended December 31, 1998 increased 6.2% to approximately $4.6 million from approximately $4.3 million for the three months ended December 31, 1997. The net increase of approximately $ 300,000 was primarily due to increased revenue from services, which increased to approximately $2.3 million in the three months ended December 31, 1998 from approximately $1.7 million for the three months ended December 31, 1997 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue decreased to approximately $2.3million for the three months ended December 31, 1998 from approximately $2.6 million for the three months ended December 31, 1997 primarily as a result of the negative impact of reduced sales in Asia due to the currency situation with countries in that region.

     Total cost of revenue for the three months ended December 31, 1998 increased 35.5% to approximately $2.5 million from approximately $1.8 million for the three months ended December 31, 1997. This increase of approximately $700,000 was primarily due to the additional cost of revenue related to the services unit acquired in the UK on July 1, 1998. Cost of product revenue increased to approximately 41.3% as a percentage of product revenue for the three months ended December 31, 1998 from approximately 36.0% of product revenue for the three months ended December 31, 1997, primarily due to a change in product mix. Cost of services revenue increased to approximately 67.5% as a percentage of services revenue for the three months ended December 31, 1998 from approximately 53.1% of services revenue for the three months ended December 31, 1997 primarily due to an increase in the level of services staffing.

     Selling expenses for the three months ended December 31, 1998 decreased 5.0% to approximately $1,017,000 from approximately $1,071,000 for the three months ended December 31, 1997 primarily due to reduced distributor commissions. Research and development expenses for the three months ended December 31, 1998 increased 1.1% to approximately $ 481,000 from approximately $476,000 for the three months ended December 31, 1997 primarily due to the acceleration of product development. General and administrative expenses for the three months ended December 31, 1998 decreased 5.2% to approximately $580,000 from approximately $612,000 for the three months ended December 31, 1997, primarily as a result of reduced expenses related to the Company's defense of a patent infringement suit.

     Other income (expense), net, was approximately $(28,000) in the three months ended December 31, 1998, as compared to approximately $24,000 in the three months ended December 31, 1997.

     The Company's effective tax rate for the three months ended December 31, 1998 was 40.0% as compared to 43.7% for the three months ended December 31, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents of approximately $437,000 compared to cash and cash equivalents of approximately $1,208,000 at September 30, 1998. The decrease in cash resulted primarily from the Company's increase in capital expenditures.

     The Company's net cash provided (used) by operating activities was approximately $(601,000) for the three months ended December 31, 1998 as compared to approximately $461,000 for the first three months of fiscal 1998. The negative cash flow from operations during the three months ended December 31, 1998 was partially the result of a net loss of approximately $18,000 offset by non-cash charges of approximately $238,000 plus a net change of approximately $(821,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased to approximately $1,064,000 at December 31, 1998 from approximately $1,941,000 at September 30, 1998.

     Cash used by investing activities increased to approximately $1,048,000 for the three months ended December 31, 1998 from approximately $1,026,000 for the three months ended December 31, 1997, primarily as a result of the Company's move toward completion of construction of certain additional facilities. Cash provided by financing activities for the three months ended December 31, 1998 was approximately $878,000 primarily due to the increase of debt.

     Total expenditures by the Company for property and equipment were approximately $1,026,000 and $1,048,000 for the three months ended December 31, 1997 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates increased levels of capital expenditures during the remainder of fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company, however, currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank lines of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a $7.5 million bank line of credit agreement, which expires on March 1, 1999. Interest is charged at the prime rate (7.75% at December 31, 1998). As of December 31, 1998 $950,000 was outstanding on this line of credit. The line is collateralized by substantially all inventories and accounts receivable of the Company.

EFFECT  OF  NEW  ACCOUNTING  PRONOUNCEMENT

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS 130 effective October 1, 1998.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1998 and for the first quarter of fiscal 1999. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     In the first quarter of fiscal 1999, the Company issued an aggregate of 7,857 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggregate purchase price of $7,275.62. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

     On November 24, 1997, the SEC declared effective the Company's Registration Statement on Form S-1, File Number 333-36429. Item 5 of Part II of the Company's Form 10-K for the period ended September 30, 1998 set forth information regarding the net proceeds received by the Company from the offering pursuant to such registration statement and the Company's use of such proceeds. The information below reflects changes since such disclosure.

     The net proceeds received by the Company from the offering were $9,362,000 after deducting expenses paid by the Company of $1,438,000, consisting of $756,000 for underwriting discounts and commissions and $682,000 for legal, accounting and printing fees. As of December 31, 1998, the Company had used all of the net proceeds from the offering to repay indebtedness and fund operations.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

     3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q, File No. 000-23357).

     3.2 Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q, File No. 000-23357).

     4.1 Specimen  Certificate for Common Shares  (Incorporated  by reference to
Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 33-36429).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/   PETER  T.  KISSINGER
          Peter  T.  Kissinger
          President  and  Chief  Executive  Officer

Date:  February  14,  1999
By  /s/   DOUGLAS  P.  WIETEN
          Douglas  P.  Wieten
          Chief  Financial  Officer, Treasurer  and  Controller
          (Principal  Financial  and  Accounting  Officer)

Date:  February  14,  1999

BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS

Number Assigned in
Regulation S-K
Item 601                      Exhibit Number  Description of Exhibit
------------------            --------------  ----------------------
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
