Form 10-Q
period 1999-03-31
BIOANALYTICAL SYSTEMS INC
filed 1999-05-14
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]     QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429

BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA                                                           35-1345024
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                                47906
(Address of principal executive offices)                          (Zip code)

(765) 463-4527
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]         NO

As  of  March  31,  1999,   4,507,893  Common  Shares  of  the  registrant  were
outstanding.

                                                                                                       PAGE NUMBER
PART I                                    FINANCIAL INFORMATION
Item 1 - Financial Statements
(Unaudited):

   Consolidated Balance Sheets as of September 30, 1998 and
   March 31, 1999                                                                                            4

   Consolidated Statements of Income for the Three Months                                                    7
   and Six Months ended March 31, 1998 and 1999

   Consolidated Statements of Cash Flows for the Six Months                                                  9
   Ended March 31, 1998 and 1999

   Notes to Consolidated Financial Statements                                                               12

Item 2 - Management's Discussion and                                                                        12
Analysis of Financial Condition and
Results of Operations
Item 3 - Quantitative and Qualitative
Disclosures About Market Risk
PART II                                   OTHER INFORMATION                                                 15
Item 1 - Legal Proceedings                                                                                  15
Item 2 - Changes in Securities and Use                                                                      15
of Proceeds

Item 4 - Submission of Matters to a                                                                         16
Vote of Security Holders

Item 6 - Exhibits and Reports on Form                                                                       16
8-K

SIGNATURES                                                                                                  19

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                  September 30,       March 31,
                                                                           1998            1999
                                                                      (See Note)    (Unaudited)
                                                                      ----------    -----------
 ASSETS
 Current Assets:
  Cash and cash equivalents                                             $ 1,208         $   854
  Accounts receivable, net                                                3,045           3,223
  Inventories                                                             1,881           1,927
   Other current assets                                                      60             116
   Deferred income taxes                                                    169             169
                                                                        --------        --------
      Total Current Assets                                                6,363           6,289
 Goodwill, less accumulated amortization of $62 and $108                  1,134           1,089
 Other assets                                                               232             221
 Property and equipment:
   Land and improvements                                                    171             171
   Buildings and improvements                                             8,355          11,349
   Machinery and equipment                                                7,463           7,943
   Office furniture and fixtures                                          1,074           1,216
   Construction in process                                                1,464             136
                                                                        --------        --------
                                                                         18,527          20,815
   Less accumulated depreciation                                         (3,976)         (4,464)
                                                                        --------        --------
                                                                         14,551          16,351
                                                                        --------        --------
   Total Assets                                                         $22,280         $23,950
                                                                        ========        ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                  $ 1,941         $ 1,333
      Income taxes payable                                                  156              74
      Accrued expenses                                                      352             264
      Customer advances                                                     319             265
      Current portion of long-term debt                                     308             269
      Lines of credit                                                       ---           2,350
                                                                        --------        --------
      Total current liabilities                                           3,076           4,555
 Long-term debt, less current portion                                     1,124           1,032
 Deferred income taxes                                                    1,236           1,322

 Shareholders' equity:
   Common Shares:  19,000,000 shares
       authorized; 4,495,319 and 4,507,893
       shares issued and outstanding                                        996             999
   Additional paid-in capital                                            10,468          10,479
   Retained earnings                                                      5,390           5,584
   Accumulated other comprehensive income-
   Currency translation adjustment                                          (10)            (21)
                                                                        --------        --------
      Total shareholders' equity                                         16,844          17,041
                                                                        --------        --------
      Total liabilities and shareholders'  equity                       $22,280         $23,950
                                                                        ========        ========

The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.



BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

                                                   Three Months      Three Months        Six Months       Six Months
                                                  Ended Mar 31,     Ended Mar 31,     Ended Mar 31,    Ended Mar 31,
                                                        1998              1999              1998             1999
                                                     --------           -------           -------          -------
Product revenue                                      $ 2,859            $2,329            $5,501           $4,624
Services revenue                                       1,591             2,728             3,279            5,031
                                                     --------           -------           -------          -------
    Total revenue                                      4,450             5,057             8,780            9,655

Cost of product revenue                                  930               876             1,879            1,823
Cost of services revenue                                 970             1,644             1,867            3,199
                                                     --------           -------           -------          -------
    Total cost of revenue                              1,900             2,520             3,746            5,022

Gross profit                                           2,550             2,537             5,034            4,633

Operating expenses:
    Selling                                            1,100               924             2,171            1,941
    Research and development                             598               554             1,074            1,035
    General and administrative                           525               719             1,137            1,299
                                                     --------           -------           -------          -------
        Total Operating  Expenses                      2,223             2,197             4,382            4,275
                                                     --------           -------           -------          -------
Operating income                                         327               340               652              358

Interest income                                           35                 2                50                7
Interest expense                                         (16)              (24)              (38)             (65)
Other income                                             (13)               38               (10)              48
Gain (loss) on sale of property and
equipment                                                 17                (2)               44               (4)
                                                     --------           -------           -------          -------
Income before income taxes                               350               354               698              344
Income taxes                                             119               154               271              150
                                                     --------           -------           -------          -------
Net income                                             $ 231             $ 200             $ 427            $ 194
                                                     ========           =======           =======          =======


Basic net income per common share                      $ .05             $ .04             $ .11            $ .04

Diluted net income per common and common               $ .05             $ .04             $ .10            $ .04
equivalent share

Basic weighted average common shares               4,444,016         4,506,423         3,749,714        4,501,202
outstanding
Diluted weighted average common and common         4,598,848         4,695,633         4,168,120        4,662,432
equivalent shares outstanding

See accompanying notes.


BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                      Six Months           Six Months
                                                                                   Ended Mar 31,        Ended Mar 31,
Operating activities:                                                                       1998                 1999
                                                                                         -------              -------
Net income                                                                               $  427               $  194
Adjustments  to reconcile  net income to net cash  provided (used)
 by operating activities:

    Depreciation and amortization                                                           361                  533
    Deferred income taxes                                                                    50                   86
    Changes in operating assets and liabilities:
        Accounts receivable                                                                  44                 (177)
        Inventories                                                                        (193)                 (47)
        Other assets                                                                        110                  (46)
        Accounts payable                                                                    (54)                (607)
        Income taxes payable                                                                (17)                 (81)
        Accrued expenses and customer advances                                               12                 (142)
                                                                                         -------              -------
Net cash provided (used) by operating activities                                            740                 (287)
Investing activities:
Capital expenditures                                                                     (1,397)              (2,288)
Payments for purchase of net assets of Vetronics, Inc. net of cash
acquired                                                                                   (326)                 ---
                                                                                         -------              -------
Net cash used by investing activities                                                    (1,723)              (2,288)

Financing activities:

Payments of long-term debt                                                               (4,984)                (132)
Borrowings on lines of credit                                                               860                2,350
Payments on lines of credit                                                              (1,573)                 ---
Net proceeds from initial public offering                                                 9,362                  ---
Net proceeds from the exercise of stock options                                             157                   14
Other                                                                                       (15)                 (11)
                                                                                         -------              -------
Net cash provided by financing activities                                                 3,807                2,221
                                                                                         -------              -------
Net increase (decrease) in cash and cash equivalents                                      2,824                 (354)
Cash and cash equivalents at beginning of period                                            161                1,208
                                                                                         -------              -------
Cash and cash equivalents at end of period                                               $2,985               $  854
                                                                                         =======              =======

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

(3) INTERIM FINANCIAL STATEMENTS PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1998. In the opinion of management, the consolidated financial statements for the three month periods and the six month periods ended March 31, 1998 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the six month period ended March 31, 1999 are not necessarily indicative of the results for the year ending September 30, 1999.

(4) INVENTORIES

     Inventories consisted of (in thousands):

                              September 30, 1998   March  31, 1999
                              ------------------   ---------------

Raw materials                            $  966            $  989
Work in progress                            317               324
Finished goods                              677               694
                                         -------           -------
                                          1,960             2,007
LIFO reserve                                (79)              (80)
                                         -------           -------
Total LIFO cost                          $1,881            $1,927
                                         =======           =======

(5)    DEBT

     The Company has a bank line of credit agreement which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest is charged at the prime rate ( 7.75% at March 31, 1999). As of March 31, 1999 $2,350,000 was outstanding on this line of credit. The line is collateralized by inventories and accounts receivable. The Company has an additional bank line of credit agreement which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest is charged at the prime rate ( 7.75% at March 31, 1999). This line of credit was unused at March 31, 1999.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding the Company's intent, belief or current expectations with respect to (i) the Company's strategic plans; (ii) the Company's future profitability; (iii) the Company's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) the Company's growth strategy. Investors in the Company's Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in the Company's Registration Statement on Form S-1, File No. 333-36429. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 1999  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
1998

     Total revenue for the three months ended March 31, 1999 increased 13.6% to approximately $5.1 million from approximately $4.5 million for the three months ended March 31, 1998. The net increase of approximately $600,000 was primarily due to increased revenue from services, which increased to approximately $2.7 million in the three months ended March 31, 1999 from approximately $1.6 million for the three months ended March 31, 1998 as a result of the expansion of the types and volume of services provided by the Company. Product revenue decreased to approximately $2.3 million for the three months ended March 31, 1999 from approximately $2.9 million for the three months ended March 31, 1998, primarily as a result of the negative impact of reduced sales in Asia due to the currency situation.

     Total cost of revenue for the three months ended March 31, 1999 increased 32.6% to approximately $2.5 million from approximately $1.9 million for the three months ended March 31, 1998. This increase of approximately $600,000 was primarily due to the additional cost of revenue related to the services unit acquired in the UK on July 1, 1998. Cost of product revenue increased to 37.6% as a percentage of product revenue for the three months ended March 31, 1999 from 32.5% of product revenue for the three months ended March 31, 1998, primarily due to a change in product mix. Cost of services revenue decreased to approximately 60.3% as a percentage of services revenue for the three months ended March 31, 1999 from approximately 61.0% of services revenue for the three months ended March 31, 1998 primarily due to an increase in the level of services efficiency.

     Selling expenses for the three months ended March 31, 1999 decreased 16.0% to approximately $924,000 from approximately $1,100,000 for the three months ended March 31, 1998 primarily due to reduced distributor commissions. Research and development expenses for the three months ended March 31, 1999 decreased 7.4% to approximately $ 554,000 from approximately $598,000 for the three months ended March 31, 1998 primarily due to the expiration of certain grant projects. General and administrative expenses for the three months ended March 31, 1999 increased 37.0% to approximately $719,000 from approximately $525,000 for the three months ended March 31, 1998, primarily as a result of increased expenses related to the Company's efforts to address potential Y2K exposure.

     Other income (expense), net, was approximately $14,000 in the three months ended March 31, 1999, as compared to approximately $23,000 in the three months ended March 31, 1998.

     The Company's effective tax rate for the three months ended March 31, 1999 was 43.5% as compared to 34.0% for the three months ended March 31, 1998. The lower rate for the six months ended March 31, 1998 was due in part to improving profitability from operations in the United Kingdom.


SIX  MONTHS ENDED MARCH 31, 1999 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998

     Total revenue for the six months ended March 31, 1999 increased 10.0% to approximately $9.7 million from approximately $8.8 million for the six months ended March 31, 1998. The net increase of approximately $900,000 was primarily due to increased revenue from services, which increased to approximately $5.0 million in the six months ended March 31, 1999 from approximately $3.3 million for the six months ended March 31, 1998 as a result of the expansion of types and volume of services provided by the Company. Product revenue decreased to approximately $4.6 million for the six months ended March 31, 1999 from approximately $5.5 million for the six months ended March 31, 1998 primarily as a result of the negative impact of reduced sales in Asia due to the currency situation.

     Total cost of revenue for the six months ended March 31, 1999 increased 34.0% to approximately $5.0 million from approximately $3.7 million for the six months ended March 31, 1998. This increase of approximately $1.3 million was primarily due to the additional cost of revenue related to the services unit acquired in the UK on July 1, 1998. Cost of product revenue increased to 39.4% as a percentage of product revenue for the six months ended March 31, 1999 from 34.2% of product revenue for the six months ended March 31, 1998, primarily due to a change in product mix. Cost of services revenue increased to approximately 63.6% as a percentage of services revenue for the six months ended March 31, 1999 from approximately 56.9% of services revenue for the six months ended March 31, 1998 primarily due to an increase in the level of services staffing.

     Selling expenses for the six months ended March 31, 1999 decreased 10.6% to approximately $1,941,000 from approximately $2,171,000 for the six months ended March 31, 1998 primarily due to reduced distributor commissions. Research and development expenses for the six months ended March 31, 1999 decreased 3.6% to approximately $1,035,000 from approximately $1,074,000 for the six months ended March 31, 1998 primarily due to the expiration of certain grant projects. General and administrative expenses for the six months ended March 31, 1999 increased 14.2% to approximately $1,299,000 from approximately $1,137,000 for the six months ended March 31, 1998, primarily as a result of increased expenses related to the Company's efforts to address potential Y2K exposure.

     Other income (expense), net, was approximately $(14,000) in the six months ended March 31, 1999, as compared to approximately $46,000 in the six months ended March 31, 1998 as a result of a reduction in net interest income due to the decrease in cash and cash equivalents.

     The Company's effective tax rate for the six months ended March 31, 1999 was 43.6% as compared to 38.8% for the six months ended March 31, 1998. The lower rate for the six months ended March 31, 1998 was due in part to improving profitability from operations in the United Kingdom.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 1999, the Company had cash and cash equivalents of approximately $854,000 compared to cash and cash equivalents of approximately $1,208,000 at September 30, 1998. The decrease in cash resulted primarily from the Company's increase in capital expenditures.

     The Company's net cash provided (used) by operating activities was approximately $(287,000) for the six months ended March 31, 1999 as compared to approximately $740,000 for the first six months of fiscal 1998. The negative cash flow from operations during the six months ended March 31, 1999 was partially the result of net income of approximately $194,000 plus non-cash charges of approximately $619,000 offset by a net change of approximately $(1,100,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased to approximately $1,333,000 at March 31, 1999 from approximately $1,941,000 at September 30, 1998.

     Cash used by investing activities increased to approximately $2,288,000 for the six months ended March 31, 1999 from approximately $1,723,000 for the six months ended March 31, 1998, primarily as a result of the Company's move toward completion of construction of certain additional facilities. Cash provided by financing activities for the six months ended March 31, 1999 was approximately $2,221,000 primarily due to the increase of debt.

     Total expenditures by the Company for property and equipment were approximately $2,288,000 and $1,397,000 for the six months ended March 31, 1999 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates decreased levels of capital expenditures during the remainder of fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities. The Company expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank relationships will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a $3.5 million bank line of credit agreement, which expires on April 1, 2000. Interest is charged at the prime rate (7.75% at March 31, 1999). As of March 31, 1999, $2,350,000 was outstanding on this line of credit. The line is collateralized by substantially all inventories and accounts receivable of the Company. The Company has an additional bank line of credit agreement which expires April 1, 2000 and allows borrowings of up to $4 million. Interest is charged at the prime rate ( 7.75% at March 31, 1999). This line of credit was unused at March 31, 1999.

YEAR 2000

     The Company undertook in fiscal 1998 to identify those information technology and other systems which may not be Year 2000 compliant. The Company has identified that its primary computer hardware and software systems will require modifications, and the Company has developed and commenced implementation of a plan to modify such systems to recognize the Year 2000. Management currently expects this project to be substantially complete by the summer of 1999, and management estimates that the project will involve capital expenditures (excluding normal system upgrades and replacements) of less than $75,000. Management has initiated discussions with significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is also assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The cost of the Year 2000 initiatives in the aggregate is not expected to be material to the Company's results of operations or financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1998 and for the first two quarters of fiscal 1999. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and may continue to have an adverse effect on earnings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In the second quarter of fiscal 1999, the Company issued an aggregate of 4,717 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggregate purchase price of $6,697.53. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/ PETER  T.  KISSINGER
----------------------------
    Peter  T.  Kissinger
    President  and  Chief  Executive  Officer

Date:  May  14,  1999
By  /s/ DOUGLAS  P.  WIETEN
---------------------------
    Douglas  P.  Wieten
    Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:  May  14,  1999


BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS

     Number Assigned in       Exhibit Number   Description of Exhibit
       Regulation S-K
          Item 601
            (2)                                No Exhibit.
            (3)                    3.1         Second   Amended   and   Restated   Articles  of   Incorporation   of
                                               Bioanalytical  Systems,  Inc.  (Incorporated  by  reference to Exhibit
                                               3.1 to Form 10-Q,  File No. 000-23357)
                                   3.2         Second Restated Bylaws of Bioanalytical  Systems, Inc.  (Incorporated
                                               by reference to  Exhibit 3.2 to Form 10-Q, File No. 000-23357).
            (4)                    4.1         Specimen  Certificate for Common Shares (Incorporated by reference to
                                               Exhibit 4.1 to Registration  Statement on Form S-1,  Registration  No.
                                               333-36429)
                                   4.2         See Exhibits 3.1 and 3.2
            (10)                   10.1        Form  of  Employee   Confidentiality   Agreement   (Incorporated   by
                                               reference  to  Exhibit  10.1 to  Registration  Statement  on Form S-1,
                                               Registration No.  333-36429).
                                   10.2        Bioanalytical  Systems,  Inc.  Outside  Director  Stock  Option  Plan
                                               (Incorporated  by reference to Exhibit 10.2 to Registration  Statement on Form S-1, Registration No.  333-36429).
                                   10.3        Form of  Bioanalytical  Systems,  Inc.  Outside Director Stock Option
                                               Agreement  (Incorporated  by reference to Exhibit 10.3 to Registration
                                               Statement on Form S-1, Registration No.  333-36429).
                                   10.4        Bioanalytical  Systems,  Inc.  1990 Employee  Incentive  Stock Option
                                               Plan  (Incorporated  by  reference  to  Exhibit  10.4 to  Registration
                                               Statement on Form S-1, Registration No.  333-36429).
                                   10.5        Form of  Bioanalytical  Systems,  Inc. 1990 Employee  Incentive Stock
                                               Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.5  to
                                               Registration Statement on Form S-1, Registration No.  333-36429).
                                   10.6        Security  Agreement by and between  Bioanalytical  Systems,  Inc. and
                                               Bank One,  Lafayette,  N.A.,  dated August 22, 1996  (Incorporated  by reference  to Exhibit  10.17 to  Registration  Statement  on Form S-1,
                                               Registration No. 333-36429).
                                   10.7        Master Lease  Agreement by and between  Bioanalytical  Systems,  Inc.
                                               and Bank One Leasing  Corporation dated November 9, 1994 (Incorporated by reference to Exhibit 10.18 to  Registration  Statement on Form S-1,
                                               Registration No. 333-36429).
                                   10.8        Financing Lease by and between  Bioanalytical  Systems, Inc. and Bank
                                               One  Leasing  Corporation,  dated  November 9, 1994  (Incorporated  by
                                               Reference  to Exhibit  10.19 to  Registration  Statement  on Form S-1,
                                               Registration No. 333-36429).
                                   10.9        Credit Agreement by and between Bioanalytical  Systems, Inc. and Bank
                                               One, Indiana,  N.A., dated August 30, 1996  (Incorporated by reference to Exhibit 10.24 to Registration  Statement on Form S-1,  Registration
                                               No. 333-36429).


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

