Form 10-Q
period 1999-06-30
BIOANALYTICAL SYSTEMS INC
filed 1999-08-16
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429

BIOANALYTICAL SYSTEMS, INC.
---------------------------
(Exact name of the registrant as specified in its charter)

INDIANA                                                           35-1345024
-------                                                           ----------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                                47906
------------------                                                -----
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

YES          [X]               NO

As of June 30, 1999, 4,507,893 Common Shares of the registrant were outstanding.

                                                                                                       PAGE NUMBER
PART I   FINANCIAL INFORMATION
Item 1 - Financial Statements
(Unaudited):

         Consolidated Balance Sheets as of September 30, 1998 and
         June 30, 1999                                                                                       3

         Consolidated Statements of Income for the Three Months
         and Nine Months ended June 30, 1998 and 1999                                                        4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 1998 and 1999                                                                        5

         Notes to Consolidated Financial Statements                                                          6

Item 2 - Management's Discussion and
Analysis of Financial Condition and
Results of Operations                                                                                        7

Item 3 - Quantitative and Qualitative
Disclosures About Market Risk                                                                               10

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use
of Proceeds                                                                                                 10

Item 5 - Other Information                                                                                  10

Item 6 - Exhibits and Reports on Form
8-K                                                                                                         10

SIGNATURES                                                                                                  12

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                   September 30,        June 30,
                                                                            1998            1999
                                                                            Note     (Unaudited)
                                                                   -------------     -----------

 ASSETS
 Current Assets:
  Cash and cash equivalents                                             $ 1,208         $ 1,860
  Accounts receivable, net                                                3,045           2,814
  Inventories                                                             1,881           2,010
  Other current assets                                                       60              92
  Deferred income taxes                                                     169             169
                                                                        --------        --------

      Total Current Assets                                                6,363           6,945
 Goodwill, less accumulated amortization of $62 and $124                  1,134           1,073
 Other assets                                                               232             204
 Property and equipment:
   Land and improvements                                                    171             171
   Buildings and improvements                                             8,355          11,536
   Machinery and equipment                                                7,463           8,228
   Office furniture and fixtures                                          1,074           1,283
   Construction in process                                                1,464             171
                                                                        --------        --------
                                                                         18,527          21,389
   Less accumulated depreciation                                         (3,976)         (4,757)
                                                                        --------        --------
                                                                         14,551          16,632
                                                                        --------        --------
   Total Assets                                                         $22,280         $24,854
                                                                        ========        ========


 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                  $ 1,941         $ 1,323
      Income taxes payable                                                  156               4
      Accrued expenses                                                      352             351
      Customer advances                                                     319              54
      Current portion of long-term debt                                     308             477
                                                                        --------        --------
      Total current liabilities                                           3,076           2,209
 Long-term debt, less current portion                                     1,124           4,239
 Deferred income taxes                                                    1,236           1,273

 Shareholders' equity:
   Common Shares:  19,000,000 shares
       authorized; 4,495,319 and 4,507,893
       shares issued and outstanding                                        996             999
   Additional paid-in capital                                            10,468          10,479
   Retained earnings                                                      5,390           5,651
   Accumulated other comprehensive income-
      Currency translation adjustment                                       (10)              4
                                                                        --------        --------
      Total shareholders' equity                                         16,844          17,133
                                                                        --------        --------

      Total liabilities and shareholders'  equity                       $22,280         $24,854
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

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

                                                   Three Months      Three Months       Nine Months      Nine Months
                                                 Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                                                           1998              1999              1998             1999
                                                 --------------    --------------    --------------   --------------

Product revenue                                         $ 2,481            $2,412           $ 7,982          $ 7,036
Services revenue                                          2,040             2,561             5,319            7,592
                                                        --------           -------          --------         --------
    Total revenue                                         4,521             4,973            13,301           14,628

Cost of product revenue                                     875               901             2,754            2,724
Cost of services revenue                                  1,135             1,795             3,002            4,994
                                                        --------           -------          --------         --------
    Total cost of revenue                                 2,010             2,696             5,756            7,718

Gross profit                                              2,511             2,277             7,545            6,910

Operating expenses:
    Selling                                               1,101             1,011             3,272            2,952
    Research and development                                639               463             1,713            1,498
    General and administrative                              525               675             1,662            1,974
                                                        --------           -------          --------         --------

        Total Operating  Expenses                         2,265             2,149             6,647            6,424
                                                        --------           -------          --------         --------
Operating income                                            246               128               898              486

Interest income                                              25                 4                75               11
Interest expense                                             (8)              (47)              (46)            (112)
Other income (expense)                                      (10)               15               (20)              63
Gain (loss) on sale of property and
equipment                                                     1                (8)               45              (12)
                                                        --------           -------          --------         --------
Income before income taxes                                  254                92               952              436
Income taxes                                                124                25               395              175
                                                        --------           -------          --------         --------
Net income                                              $   130            $   67           $   557            $ 261
                                                        ========           =======          ========         ========
Basic net income per common share                       $   .03            $  .01           $   .14            $ .06

Diluted net income per common and common
equivalent share                                        $   .03            $  .01           $   .13            $ .06

Basic weighted average common shares
outstanding                                           4,469,902         4,507,893         3,989,776        4,503,432
Diluted weighted average common and common
equivalent shares outstanding                         4,637,521         4,693,878         4,324,587        4,672,914

See accompanying notes.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                               Nine Months Ended    Nine Months Ended
                                                                                   June 30, 1998        June 30, 1999
                                                                               -----------------    -----------------
Operating activities:
Net income                                                                              $   557              $   261
Adjustments   to  reconcile  net  income  to  net  cash  provided
by operating activities:

    Depreciation and amortization                                                           546                  843
    Deferred income taxes                                                                   126                   37
    Changes in operating assets and liabilities:
        Accounts receivable                                                                (184)                 232
        Inventories                                                                        (206)                (129)
        Other assets                                                                         90                   (5)
        Accounts payable                                                                   (182)                (618)
        Income taxes payable                                                                (49)                (151)
        Accrued expenses and customer advances                                              351                 (268)
                                                                                        --------             --------
Net cash provided by operating activities                                                 1,049                  202
Investing activities:
Capital expenditures                                                                     (2,048)              (2,862)
Payments for purchase of net assets of Vetronics, Inc. net of cash
acquired                                                                                   (326)                 ---
                                                                                        --------             --------
Net cash used by investing activities                                                    (2,374)              (2,862)

Financing activities:
Borrowings of long-term debt                                                                  0                3,500
Payments of long-term debt                                                               (5,006)                (216)
Borrowings on lines of credit                                                               860                2,850
Payments on lines of credit                                                              (1,573)              (2,850)
Net proceeds from initial public offering                                                 9,362                  ---
Net proceeds from the exercise of stock options                                             190                   14
Other                                                                                       (13)                  14
                                                                                        --------             --------
Net cash provided by financing activities                                                 3,820                3,312
                                                                                        --------             --------
Net increase in cash and cash equivalents                                                 2,495                  652
Cash and cash equivalents at beginning of period                                            161                1,208
                                                                                        --------             --------
Cash and cash equivalents at end of period                                              $ 2,656              $ 1,860
                                                                                        ========             ========

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

(3)    INTERIM  FINANCIAL  STATEMENTS  PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1998. In the opinion of management, the consolidated financial statements for the three month periods and the nine month periods ended June 30, 1998 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the nine month period ended June 30, 1999 are not necessarily indicative of the results for the year ending September 30, 1999.

(4)    INVENTORIES

    Inventories  consisted  of  (in  thousands):

                              September 30, 1998    June  30, 1999
                              ------------------    --------------
Raw materials                            $  966            $1,030
Work in progress                            317               338
Finished goods                              677               722
                                         -------           -------
                                          1,960             2,090
LIFO reserve                                (79)              (80)
                                         -------           -------
Total LIFO cost                          $1,881            $2,010
                                         =======           =======


(5)    DEBT

    On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage. The mortgage note has a 5 year term, while the principal will be amortized assuming a 20 year amortization period with a balloon payment at maturity. Interest is charged at the one month LIBOR rate plus 200 basis points ( 7.02% at June 30, 1999). The Company has a working capital line of credit agreement which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest is charged at the prime rate minus 25 basis points ( 7.50% at June 30, 1999). This line of credit was unused at June 30, 1999. The line is collateralized by inventories and accounts receivable. The Company has an acquisition line of credit agreement which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest is charged at the prime rate ( 7.75% at June 30, 1999). This line of credit was unused at June 30, 1999.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

     Total revenue for the three months ended June 30, 1999 increased 10.0% to approximately $5.0 million from approximately $4.5 million for the three months ended June 30, 1998. The net increase of approximately $500,000 was primarily due to increased revenue from services, which increased to approximately $2.6 million in the three months ended June 30, 1999 from approximately $2.0 million for the three months ended June 30, 1998. This increase of approximately $600,000 was primarily due to the additional revenue related to the services unit acquired in the UK on July 1, 1998. Product revenue decreased to approximately $2.4 million for the three months ended June 30, 1999 from approximately $2.5 million for the three months ended June 30, 1998, primarily as a result of the negative impact of reduced sales in Asia due to the currency situation.

     Total cost of revenue for the three months ended June 30, 1999 increased 34.1% to approximately $2.7 million from approximately $2.0 million for the three months ended June 30, 1998. This increase of approximately $700,000 was primarily due to the additional cost of revenue related to the services unit acquired in the UK on July 1, 1998. Cost of product revenue increased to 37.4% as a percentage of product revenue for the three months ended June 30, 1999 from 35.3% of product revenue for the three months ended June 30, 1998, primarily due to a change in product mix. Cost of services revenue increased to approximately 70.1% as a percentage of services revenue for the three months ended June 30, 1999 from approximately 55.6% of services revenue for the three months ended June 30, 1998 primarily due to an increase in the level of services staffing.

     Selling expenses for the three months ended June 30, 1999 decreased 8.2% to approximately $1,011,000 from approximately $1,101,000 for the three months ended June 30, 1998 primarily due to reduced distributor commissions. Research and development expenses for the three months ended June 30, 1999 decreased 27.5% to approximately $ 463,000 from approximately $639,000 for the three months ended June 30, 1998 primarily due to the expiration of certain grant projects. General and administrative expenses for the three months ended June 30, 1999 increased 28.6% to approximately $675,000 from approximately $525,000 for the three months ended June 30, 1998, primarily as a result of increased benefits expenses related to the Company's enhanced vacation policy.

 Other income (expense), net, was approximately $(36,000) in the three months ended June 30, 1999, as compared to approximately $8,000 in the three months ended June 30, 1998, primarily as a result of increased interest expense.

     The Company's effective tax rate for the three months ended June 30, 1999 was 27.1% as compared to 48.8% for the three months ended June 30, 1998. The lower rate for the three months ended June 30, 1999 was due in part to the increase in the relative size of the Company's net favorable permanent differences to book income.


NINE  MONTHS ENDED JUNE 30, 1999 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998

     Total revenue for the nine months ended June 30, 1999 increased 10.0% to approximately $14.6 million from approximately $13.3 million for the nine months ended June 30, 1998. The net increase of approximately $ 1,300,000 was primarily due to increased revenue from services, which increased to approximately $7.6 million in the nine months ended June 30, 1999 from approximately $5.3 million for the nine months ended June 30, 1998. This increase of approximately $2,300,000 was primarily due to the additional revenue related to the services unit acquired in the UK on July 1, 1998. Product revenue decreased to approximately $7.0 million for the nine months ended June 30, 1999 from approximately $8.0 million for the nine months ended June 30, 1998 primarily as a result of the negative impact of reduced sales in Asia due to the currency situation.

     Total cost of revenue for the nine months ended June 30, 1999 increased 34.1% to approximately $7.7 million from approximately $5.8 million for the nine months ended June 30, 1998. This increase of approximately $1.9 million was primarily due to the additional cost of revenue related to the services unit acquired in the UK on July 1, 1998. Cost of product revenue increased to 38.7% as a percentage of product revenue for the nine months ended June 30, 1999 from 34.5% of product revenue for the nine months ended June 30, 1998, primarily due to a change in product mix. Cost of services revenue increased to approximately 65.8% as a percentage of services revenue for the nine months ended June 30, 1999 from approximately 56.4% of services revenue for the nine months ended June 30, 1998 primarily due to an increase in the level of services staffing.

     Selling expenses for the nine months ended June 30, 1999 decreased 9.8% to approximately $2,952,000 from approximately $3,272,000 for the nine months ended June 30, 1998 primarily due to reduced distributor commissions. Research and development expenses for the nine months ended June 30, 1999 decreased 12.6% to approximately $1,498,000 from approximately $1,713,000 for the nine months ended June 30, 1998 primarily due to the expiration of certain grant projects. General and administrative expenses for the nine months ended June 30, 1999 increased 18.8% to approximately $1,974,000 from approximately $1,662,000 for the nine months ended June 30, 1998, primarily as a result of increased expenses related to the Company's efforts to address potential Y2K exposure.

     Other income (expense), net, was approximately $(50,000) in the nine months ended June 30, 1999, as compared to approximately $55,000 in the nine months ended June 30, 1998 as a result of a reduction in net interest income due to the decrease in cash and cash equivalents.

     The Company's effective tax rate for the nine months ended June 30, 1999 was 40.1% as compared to 41.5% for the nine months ended June 30, 1998. The lower rate for the nine months ended June 30, 1999 was due in part to the increase in the relative size of the Company's net favorable permanent differences to book income.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents of approximately $1,860,000 compared to cash and cash equivalents of approximately $1,208,000 at September 30, 1998. The increase in cash resulted primarily from the Company's increase of long term debt.

     The Company's net cash provided (used) by operating activities was approximately $202,000 for the nine months ended June 30, 1999 as compared to approximately $1,049,000 for the first nine months of fiscal 1998. The positive cash flow from operations during the nine months ended June 30, 1999 was partially the result of net income of approximately $261,000 plus non-cash charges of approximately $880,000 offset by a net change of approximately $(939,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased to approximately $1,323,000 at June 30, 1999 from approximately $1,941,000 at September 30, 1998.

     Cash used by investing activities increased to approximately $2,862,000 for the nine months ended June 30, 1999 from approximately $2,374,000 for the nine months ended June 30, 1998, primarily as a result of the Company's move toward completion of construction of certain additional facilities. Cash provided by financing activities for the nine months ended June 30, 1999 was approximately $3,312,000 primarily due to the increase of debt.

     Total expenditures by the Company for property and equipment were approximately $2,862,000 and $2,048,000 for the nine months ended June 30, 1999 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates decreased levels of capital expenditures during the remainder of fiscal 1999 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company currently has no firm commitments for capital expenditures other than in connection with the expansion of the Company's facilities. The Company expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank relationships will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage. The mortgage note has a 5 year term, while the principal will be amortized assuming a 20 year amortization period with a balloon payment at maturity. Interest is charged at the one month LIBOR rate plus 200 basis points ( 7.02% at June 30, 1999). The Company has a working capital line of credit agreement which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest is charged at the prime rate minus 25 basis points ( 7.50% at June 30, 1999). This line of credit was unused at June 30, 1999. The line is collateralized by inventories and accounts receivable. The Company has an aquisition line of credit agreement which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest is charged at the prime rate ( 7.75% at June 30, 1999). This line of credit was unused at June 30, 1999.

YEAR 2000

         The Company undertook in fiscal 1998 to identify those information technology and other systems which may not be Year 2000 compliant. The Company has identified that its primary computer hardware and software systems will require modifications, and the Company has developed and commenced implementation of a plan to modify such systems to recognize the Year 2000. Management currently expects this project to be substantially complete by the end of the summer of 1999, and management estimates that the project will involve capital expenditures (excluding normal system upgrades and replacements) of less than $100,000. Management has initiated discussions with significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is also assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The cost of the Year 2000 initiatives in the aggregate is not expected to be material to the Company's results of operations or financial position.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1998 and for the first three quarters of fiscal 1999. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and may continue to have an adverse effect on earnings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

 Not Applicable.

ITEM  5.     OTHER INFORMATION

     On August 12, 1999, the Company announced that it had entered into a non-binding letter of intent to acquire Toxicology Pathology Services, Inc. of Mt. Vernon, Indiana, pending a detailed business and legal review. TPS is a provider of pre-clinical research services to pharmaceutical, medical device and other markets. The press release issued by the Company has been filed as an exhibit to this Form 10-Q.

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

     10.13 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

     10.14 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated March 1, 1998 (Incorporated by reference to
Exhibit  10.14 to  Quarterly  Report  Form 10-Q for the  quarter  ended June 30,
1998).

     10.15 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Quarterly Report Form 10-Q for the quarter ended March 31,
1998).

     10.16 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to
Exhibit  10.16 to  Quarterly  Report  Form 10-Q for the  quarter  ended June 30,
1998).

     10.17 Promissory Note for $7,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.17 to Quarterly Report Form 10-Q for the quarter ended June 30,
1998).

     10.18 Business Loan Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indianapolis, NA, dated June 24, 1999 related to loan in the amount of $3,500,000.

     11.1     Statement  Regarding  Computation  of  Per  Share  Earnings.

     27.1     Financial  Data  Schedule

     99.1     Press   release  announcing  non-binding  letter  of  intent  with
              Toxicology Pathology Services, Inc.

(b) Reports on Form 8-K

     No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/  PETER  T.  KISSINGER
-----------------------------
         Peter  T.  Kissinger
         President  and  Chief  Executive  Officer

Date:  August  16,  1999

By  /s/  DOUGLAS  P.  WIETEN
----------------------------
         Douglas  P.  Wieten
         Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date:  August  16,  1999

BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS

     Number Assigned in
       Regulation S-K         Exhibit
          Item 601            Number           Description of Exhibit
     ------------------       -------          ----------------------
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






                                10.10          Bioanalytical  Systems,  Inc.  1997 Employee  Incentive  Stock Option
                                               Plan  (Incorporated  by  reference  to Exhibit  10.26 to  Registration
                                               Statement on Form S-1, Registration No. 333-36429).
                                10.11          Form of  Bioanalytical  Systems,  Inc. 1997 Employee  Incentive Stock
                                               Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.27 to
                                               Registration Statement on Form S-1, Registration No. 333-36429).
                                10.12          1997 Bioanalytical  Systems,  Inc. Outside Director Stock Option Plan
                                               (Incorporated by reference to Exhibit 10.28 to Registration  Statement on Form S-1, Registration  No. 333-36429).
                                10.13          Form of  Bioanalytical  Systems,  Inc.  1997 Outside  Director  Stock
                                               Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.29 to
                                               Registration Statement on Form S-1, Registration No. 333-36429).
                                10.14          Business  Loan  Agreement  by  and between   Bioanalytical   Systems,
                                               Inc., and Bank One, Indiana,  N.A. dated March 1, 1998  (Incorporated by reference  to Exhibit  10.14 to Quarterly report Form 10-Q for the quarter ended June 30, 1998).
                                10.15          Commercial  Security  Agreement by and between Bioanalytical Systems,
                                               Inc. and Bank One, Indiana,  N.A., dated March 1, 1998  (Incorporated by reference  to Exhibit  10.15 to Quarterly report Form 10-Q for the quarter ended June 30, 1998).
                                10.16          Negative  Pledge  Agreement by and between   Bioanalytical   Systems,
                                               Inc. and Bank One, Indiana,  N.A., dated March 1, 1998  (Incorporated by reference  to Exhibit  10.16 to Quarterly report Form 10-Q for the quarter ended June 30, 1998).
                                10.17          Promissory   Note  for  $7,500,000 executed by Bioanalytical Systems,
                                               Inc.  in favor of Bank One,  N.A., dated March 1, 1998  (Incorporated by reference  to Exhibit  10.17 to Quarterly report Form 10-Q for the quarter ended June 30, 1998).
                                10.18          Business Loan Agreement by and between  Bioanalytical  Systems,  Inc.
                                               and Bank One,  Indianapolis,  NA,  dated  June 24,  1999  related to loan in the amount of $3,500,000.
            (11)                11.1           Statement Regarding Computation of Per Share Earnings.
            (12)                               No Exhibit
            (13)                               No Exhibit
            (15)                               No Exhibit
            (18)                               No Exhibit
            (19)                               No Exhibit
            (22)                               No Exhibit
            (23)                               No Exhibit
            (24)                               No Exhibit
            (27)                27.1           Financial Data Schedule
            (99)                99.1           Press release announcing non-binding letter of intent with Toxicology
                                               Pathology Services, Inc.
