Form 10-K
period 1999-09-30
BIOANALYTICAL SYSTEMS INC
filed 1999-12-29
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $5,916,747. As of November 30, 1999, 4,514,349 shares of registrant's Common Stock were outstanding. No shares of registrant's Preferred Stock were outstanding as of November 30, 1999.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Shareholders is incorporated by reference to those items listed in Part III of this Form 10-K.

TABLE OF CONTENTS
Part I                                                                                      Page

Item 1.   Business                                                                             3

Item 2.   Properties                                                                          14

Item 3.   Legal Proceedings                                                                   14

Item 4.   Submission of Matters to a Vote of Security Holders                                 14


Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters               15

Item 6.   Selected Consolidated Financial Data                                                16

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of          17
          Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                          21

Item 8.   Financial Statements and Supplementary Data                                         22

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial           40
          Disclosure


Part III

Item 10.  Directors and Executive Officers of the Registrant                                  41

Item 11.  Executive Compensation                                                              41

Item 12.  Security Ownership of Certain Beneficial Owners and Management                      41

Item 13.  Certain Relationships and Related Transactions                                      41


Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                     42

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

Item 1.  Business

General

     The Company is a contract research organization (CRO) providing research and development resources to many of the leading pharmaceutical, medical device and biotechnology companies in the world. The Company offers an efficient, variable-cost alternative to its clients' internal product development, compliance and quality control programs. Founded in 1974, the Company initially focused primarily on providing new products and procedures which facilitated research progress at client sites. As a consequence of increasing pressures to bring products to market on a cost-effective and accelerated basis, many clients have requested the Company to carry out proprietary projects at the Company's facilities. As a result, the Company now derives its revenues from both the sale of its analytical instruments and other products as well as research services provided to customers. The Company provides a broad array of value-added services and products focused on chemical analysis, allowing its clients to perform their research and development functions either "in-house" or at the Company. The Company believes that among CROs that provide statistical, clinical, and medical services, the Company is the only one that designs and sells analytical instrumentation. Within the analytical instruments business, the Company believes that it is one of very few firms to maintain a separate business unit devoted to contract analytical services under the regulatory framework of good laboratory practices (GLPs) and good manufacturing practices
(GMPs).

     The Company's services and products combine basic research with diagnostic and therapeutic experience. One consequence of the restructuring of the healthcare industry is the greater reliance on outsourcing research services for both clinical trials and formulation development. The Company is capable of supporting the analytical needs of researchers and clinicians, from small molecule drugs and hormones through large biomolecules such as proteins. The Company's scientists have the skills necessary in instrumentation, chemical reagents and computer software to make the products and services it provides increasingly valuable to the worldwide pharmaceutical, medical device and biotechnology industries.

     Over the past five years, the Company regularly has provided its services and/or products to all of the top 25 pharmaceutical companies in the world, as ranked by 1998 research and development spending. In fiscal 1999, the Company estimates that more than one-third of its total revenue was derived from these companies. As a result of its (i) client focus, (ii) reputation for high-quality services and products, (iii) capital investment in cutting-edge instrumentation and facilities, (iv) skilled and experienced professional staff, and (v) expertise in performing critical development and support services, the Company believes that it is a value-added partner in solving its clients' complex product development problems.

     The Company provides a wide variety of services to pharmaceutical companies, medical device manufacturers, medical research centers, academic institutions and others. These analytical services support screening and pharmacological testing, toxicology/safety testing, formulation development, laboratory testing, regulatory and compliance consulting and quality control testing. The Company began offering its services primarily in response to requests from customers who had used or were using the Company's products. To reduce overhead and speed drug approval requests through the Food and Drug Administration ("FDA"), pharmaceutical companies are contracting increasing amounts of their analytical work to outside firms such as the Company. The Pharmaceutical Research and Manufacturing Association estimates that in 1999, pharmaceutical and biotechnology companies spent approximately

$24 billion worldwide on research and development, of which approximately 25%, or $6.0 billion, was outsourced to independent contract service providers. The Company believes that this outsourcing trend will continue as a result of drug development pressures, the emphasis on cost containment, patent expirations, consolidation in the pharmaceutical industry, virtual drug company and biotechnology industry growth, the need for technical and data management expertise and the globalization of the pharmaceutical marketplace.

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

     Changing Nature of Pharmaceutical Industry

     The Company provides services and products on a world wide basis to pharmaceutical, medical device and biotechnology companies, academic institutions and the United States government to facilitate the research and development of drugs and medical devices. The Company's services are generally marketed to pharmaceutical and other biotechnical companies engaged in later stages of drug testing, while the Company's products are generally marketed to both public and private research organizations engaged in the early stages of drug development. The research services industry is a highly fragmented one consisting of several hundred service providers operating in various segments of the market and a small number of larger companies focusing primarily on managing clinical trials, whereas the Company competes against several large equipment manufacturers with respect to its products. While the markets for the Company's services and products have distinct customers (often separate divisions in a large pharmaceutical company) and requirements, the Company believes that both markets are facing increased pressure to outsource certain facets of their research and development activities. The Company believes that the factors identified below will contribute to a continuing increase in outsourcing activities by its customers.

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

     Patent Expirations

     Patents on all major pharmaceuticals continue to age and expire. According to the Pharmaceutical Research and Marketing Association, since 1984 prescriptions for generic drugs have risen from 20% to 47% of all prescriptions written. Moving generic drugs onto the market more rapidly can result in an estimated 2 to 5 year reduction in effective patent protection for brand name drugs. Patent expirations are forcing drug companies to develop new products or modify existing products to maintain market share against generic product competition. The Company believes that the pressure to develop new products and modify or reformulate existing products, combined with internal capacity constraints, is leading companies to outsource these activities.

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

The Company's Role in the Drug Development Process

     Overview of Process

     The Company has 25 years of experience in developing methodology to support the analytical chemistry requirements of the drug discovery process. Under the United States regulatory system, the development process for new pharmaceutical products can be divided into three distinct phases. The preclinical phase involves the discovery, characterization, product formulation and animal testing necessary to prepare an Investigational New Drug ("IND") exemption for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. The second, or clinical phase of development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, efficacy and dosage of the substance in humans, as well as the ability to produce the substance in accordance with the FDA's GMP regulations. Data from these activities are compiled in a New Drug Application ("NDA"), or for biotechnology products, a Product License Application ("PLA"), for submission to the FDA requesting approval to market the drug. The third phase follows FDA approval of the NDA or PLA and involves the production and continued analytical and clinical monitoring of the drug. The post-approval phase also involves the development and regulatory approval of product modifications and line extensions, including improved dosage forms.

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

     Most of the Company's products are designed for use in the preclinical phase of drug development. The Company also provides its bioanalytical services in this phase. A good example of the role of the Company's products in the preclinical phase is the utilization of Company technology in the development of drug substances impacting the central nervous system neurotransmitters, including serotonin, dopamine, norepinephrine, and acetylcholine. These drugs are used in the treatment of such conditions as depression, Parkinson's disease, schizophrenia and Alzheimer's disease. The Company's chromatography products were used extensively to study the influence of reuptake inhibitors on serotonin uptake and release in the central nervous system (CNS) programs at universities and a major pharmaceutical company. The Company believes that the synergy between the Company's services and instrumentation products has been a factor in the Company being selected by major pharmaceutical companies to determine new drug candidates in thousands of Phase I-III clinical specimens.

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

Company Services and Products

     Overview

     The Company provides a broad array of bioanalytical services in all phases of the drug development process, and also provides products and procedures for the $11 billion per year analytical instrument industry. Over its 25 year history, the Company has developed expertise in a number of core scientific technologies which it has utilized in developing state-of-the-art procedures designed to determine amounts of chemical substances in complex materials. These technologies include: liquid chromatography, electrochemistry, solid phase extraction, mass spectrometry, enzymology and fluorescence. The Company also uses its expertise in analytical chemistry to provide a wide range of bioanalytical services to pharmaceutical companies, academic institutions and others involved in pharmaceutical research and development.

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

     o Method Development and Validation. The Company develops and validates methods used in a broad range of laboratory testing necessary to determine physical or chemical characteristics of compounds and finished dosage forms. Analytical methods are developed to demonstrate potency, purity, stability or physical attributes. These methods are validated to ensure that the data generated are accurate, precise, reproducible and reliable and are used throughout the drug development process and in product support testing. Of the Company's 202 employees as of September 30, 1999, more than 30 are Company scientists (including nine who hold Ph.D. degrees) who are experienced with method development and validation.

     o Product Characterization. The Company has the expertise and instruments required to identify and characterize a broad range of chemical entities. Characterization analysis identifies the chemical composition, structure and physical properties of a compound, and characterization data forms a significant portion of a regulatory application. The Company uses numerous techniques to characterize the compound, including chromatography, spectroscopy, electrochemistry and other physical chemistry techniques. Once appropriate test methods are developed and validated, and appropriate reference standards (highly pure samples) are characterized and certified, the Company can assist clients by routinely testing compounds for clinical and commercial use.

     o Stability Testing. The Company provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development in order to confirm shelf life of each manufactured batch. The Company maintains a four-chamber, ICH (International Conference on Harmonization) validated controlled climate GMP facility. FDA regulations require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture.

     o Bioanalytical Testing. The Company offers bioanalytical testing services to support clinical trials by analyzing plasma samples to characterize the drug's concentration and determine the rate of absorption and elimination. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms. The Company works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels. In some cases clients expect the Company to develop methodology, while in other cases methodology is transferred from the client and refined and validated by the Company personnel. The most common technology used in such studies is liquid chromatography coupled with various detectors, including mass spectrometry as well as optical and electrochemical devices.

     o Diagnostic Testing. The Company has manufactured bioanalytical chemistry products since its start in 1974. The Company produces fully automated, networkable state-of-the-art liquid chromatographs and electrochemical analyzers based on Windows(R) software. The Company has recently developed and now produces a line of diagnostic kits designed to fit its instrumentation. These kits help measure neurotransmitters and their metabolites and homocysteine, an experimental cardiovascular disease indicator in plasma and urine. These measurement processes are often performed by Company personnel utilizing Company products.

     o In Vivo Sampling. The Company pioneered and has commercialized miniaturized in vivo sampling methodology, which involves the continuous monitoring of chemical changes in live animals. This technology is sold as both a service and a line of products. The Company is aggressively adding new components to this line, with the goal of selling complete, automated sampling systems. Target markets include veterinary and animal research centers, pharmaceutical companies and medical research centers. The Company has received two significant Phase II SBIR (Small Business Innovation Research) grants that involve subcontracts with Purdue University and the University of Kansas for the purpose of exploiting this emerging technology.

     o Formulation Development Services. In the future, the Company plans to provide integrated formulation development services, enabling the Company to take a client's compound and develop a safe and stable product with desired characteristics. The Company believes its strong academic connections to Purdue University and other academic institutions, formulation expertise and extensive analytical capabilities position the Company to provide a significant contribution to this area.

     Products

     The Company designs, manufactures and markets a broad range of products and related scientific procedures that detect and quantify the presence of chemicals in certain substances. The Company's products utilize state-of-the-art scientific technology including liquid chromatography, electrochemistry and in vivo sampling instrumentation. Presently, the Company's products and procedures include:

     o    Bioanalytical   separation   instrumentation   that  utilizes   liquid
          chromatography and Windows(R) software to detect low concentrations of substances in biological fluids and tissues.

     o A wide-range of chemical analyzers that utilize scientific technologies including electrochemistry, liquid chromatography and enzymology to analyze levels of chemicals such as acetylcholine, choline, serotonin and dopamine in biological materials. These instruments assist scientists in the study of, among other things, Alzheimer's disease, cocaine addiction and the effects of chemical warfare agents and strokes.

     o Diagnostic kits and procedures, designed to utilize the Company's instrumentation, that enable clinical laboratories and pharmaceutical researchers to determine the presence of multiple drugs in blood plasma and to measure neurotransmitters and their metabolites in plasma and urine. These kits and procedures assist researchers in developing new drugs for diseases such as AIDS and cardiovascular disease.

     o A line of miniaturized in vivo sampling devices, marketed to veterinary and animal research centers, pharmaceutical companies and medical research centers, which assist in the study of a number of medical conditions, including stroke, depression, Parkinson's disease, diabetes and osteoporosis.



[Remainder of page intentionally left blank.]

The chart below sets forth the Company's product categories, the technology supporting each category and the applications of each category.

    Product/Procedure                        Enabling Technology                        Application(s)
    -----------------                        -------------------                        --------------

Bioanalytical Separation                 o      Liquid chromatography             Determining low concentrations of
Instrumentation                          o      High pressure digitally           substances in biological fluids and
                                                controlled metering pumps         tissues
                                         o      Electrochemistry and optics
                                                detectors
                                         o      Customized Windows(R) software
                                         o      Customized Internet
                                                applications

Electrochemical Analyzers and            o      Electrochemistry                  Development of biosensors for
Accessories                              o      Real time control and data        substances, such as glucose,
                                                acquisition software              lactate, glutamate; development of
                                         o      Customized Windows(R) software    batteries for electronics such as
                                         o      Customized Internet               pacemakers; study of corrosion of
                                                applications                            implants

Acetylcholine/Choline Analyzer           o      Liquid chromatography             Studies of Alzheimer's disease;
                                         o      Enzymology                        chemical warfare agents; and infant
                                         o      Electrochemistry                  formula

Serotonin and Dopamine Analyzer          o      Liquid chromatography             Developing serotonin reuptake
                                         o      Electrochemistry                  inhibitors; studies of the
                                                                                  mechanism of cocaine addiction

Amino Acid Analyzer                      o      Derivatization chemistry          Studies of aspartate, glutamate,
                                         o      Liquid chromatography             and GABA in the brain; research to
                                         o      Electrochemistry and/or           minimize the impact of stroke and
                                         o      Fluorescence                      other ischemic events in the brain

In vivo sampling devices ("artificial    o      Hydrophilic membrane fibers       Following pharmacokinetics in vivo;
blood vessels") and auxiliary            o      Digitally controlled pumping      monitoring glucose;
instrumentation                                 systems, miniature fraction       neurotransmitters, peptides, and
                                                collectors, and valves            amino acids; studies of stroke,
                                                                                  depression, Parkinson's Disease,
                                                                                  diabetes and calcium loss related
                                                                                  to osteoporosis and weightlessness;
                                                                                  reducing the use of animals in
                                                                                  research

Kits for clinical measurement of         o      Robotics                          Evaluating cardiovascular disease,
neurotransmitters and homocysteine in    o      Liquid chromatography             inborn errors of metabolism, and
human blood and urine                    o      Electrochemistry                  cancers of neurological origin
                                         o      Customized Windows(R) software

Simultaneous determination of multiple   o      Robotics                          "Cocktail" therapy for AIDS; drug
drugs in blood plasma                    o      Solid phase extraction            interaction studies during clinical
                                         o      Liquid chromatography             trials
                                         o      Mass spectrometry

Vital signs monitoring                   o      Electrocardiology (ECG)           ECG, respiration, blood pressure,
                                         o      Temperature transducers           and temperature monitoring in
                                         o      Real time software                veterinary clinics and toxicology
                                                                                  departments in pharmaceutical
                                                                                  companies

Clients

     Over the past five years, the Company regularly has provided services and products to all of the top 25 pharmaceutical companies in the world, as ranked by 1998 research and development spending. In fiscal 1999, the Company estimates that more than one-third of its total revenue was derived from these companies. In addition, the Company's products are purchased by the vast majority of medical schools in North America, Europe and Asia. In fiscal 1999, the Company provided products and services to approximately 300 institutions, including some of the largest United States, European and Japanese drug companies. Approximately 34% of the Company's revenues are generated from customers located outside the United States.

     The Company believes that a concentration of business among certain large clients is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may do so again in the future. During 1997, four operating groups (Quality Control, Analytical Research and Development, Clinical Pharmacokinetics, and Drug Metabolism) of Pfizer, Inc. ("Pfizer"), a major United States pharmaceutical company, in the aggregate accounted for approximately 21% of the Company's total revenues. These sales were derived from both the products and the services units of the Company. During 1999 and 1998, Pfizer accounted for approximately 22% and 20%, respectively, of the Company's total revenues. Most of these sales fell under approximately 120 contracts the Company has or had with Pfizer, the largest of which totaled approximately
$750,000. Although the Company strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project-oriented nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

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

     In North America, the Company's products are sold directly to the end user. The Company has approximately 20 personnel selling a range of products and an equal number providing technical and development support. All staff members are technically trained and function in both capacities. The Company also has established a highly professional collection of catalogs, training and technical support literature, video tapes, CD-Rom presentations, web sites, workshops, and academic publications. The Company's peer-reviewed journal, Current Separations, describes independent research in technologies of interest to the Company's customers, and is distributed to 18,500 readers worldwide, many of whom are current or potential customers.

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

     BAS Analytics, Ltd., a wholly-owned subsidiary of the Company, provides direct liaison with research service clients in the United Kingdom and maintains a laboratory to provide such services. Bioanalytical Systems, Ltd., also a wholly-owned subsidiary of the Company, manages most product sales in Europe. In addition, the Company has a network of more than 20 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. Revenue generated from one of the Company's Japanese distributors, BAS Japan, accounted for approximately 3%, 6% and 12% of the Company's total revenue for fiscal 1999, 1998 and 1997, respectively. Although the Company believes it has identified a suitable replacement in the event that BAS Japan discontinues as the Company's distributor, such an event could have an adverse effect on the Company's business, operations and financial condition. (See Note 10 of Notes to Consolidated Financial Statements.) All of the Company's distributor relationships are managed from the Company's headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion and significant expansion of the Company's distributor network, and potentially through acquisitions.

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

Competition

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

Employees

     At September 30, 1999, the Company had 202 full-time employees, 125 of which hold college degrees, including 30 Ph.D.s. All employees enter into confidentiality agreements intended to protect the Company's proprietary information. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. While the Company has not experienced any significant problems in attracting or retaining qualified personnel, there can be no assurance that the Company will be able to avoid these problems in the future.

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

Item 3.  Legal Proceedings

     The Company from time to time may be involved in various claims and legal proceedings arising in the ordinary course of business. The Company does not believe that any pending claims or proceedings, individually or in the aggregate, would have a material adverse effect on the Company's financial condition or results of operations. In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and in which it asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than $150,000 of the Company's revenues in fiscal 1999. The matter is now awaiting a trial date. Management intends to continue a vigorous defense of CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or result of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.








[Remainder of page intentionally left blank.]

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The following table shows the quarterly range of high and low sales prices for the Company's Common Shares as reported by the Nasdaq Stock Market for the fiscal years ended September 30, 1999 and 1998. The approximate number of recordholders of outstanding Common Shares as of September 30, 1999 was 1700. The Common Shares were not publicly traded prior to November 24, 1997.

   Fiscal        1st Qtr.      2nd Qtr.      3rd Qtr.      4th Qtr.

      1999
      ----
      High        5.750         4.250         4.250         4.000
      Low         3.625         3.000         3.500         2.875

      1998
      ----
      High        8.875        10.250         9.000         7.375
      Low         7.625         6.750         6.750         4.625

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





[Remainder of page intentionally left blank.]

Item 6.  Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands)

     The following is selected consolidated financial data of the Company for the five years ended September 30, 1999. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Bionalytical Systems, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                                                   Year Ended September 30,
                                            --------------------------------------------------------------------
                                              1999          1998            1997          1996            1995
                                            --------      --------        --------      --------         -------
                                                          (in thousands, except per share data)
Statement of Income Data:

Services revenue....................        $ 9,993       $ 7,609         $ 4,991       $ 3,681          $ 2,725
Product revenue.....................          9,858        10,616           9,932         9,113            9,627
                                            --------      --------        --------      --------         -------
       Total revenue................         19,851        18,225          14,923        12,794           12,352
Cost of services revenue............          6,499         4,598           2,986         2,141            1,834
Cost of product revenue.............          3,943         3,911           3,334         3,227            3,448
                                            --------      --------        --------      --------         -------
       Total cost of revenue........         10,442         8,509           6,320         5,368            5,282
                                            --------      --------        --------      --------         -------
Gross profit........................          9,409         9,716           8,603         7,426            7,070
Operating expenses:
Selling.............................          3,943         4,524           4,225         3,937            3,940
Research and development............          1,955         2,165           1,568         1,424            1,124
General and administrative..........          2,550         2,336           1,638         1,364            1,222
                                            --------      --------        --------      --------         -------
       Total operating expenses.....          8,448         9,025           7,431         6,725            6,286
                                            --------      --------        --------      --------         -------
Operating income....................            961           691           1,172           701              784
Other income (expense), net.........           (114)          (25)            (75)          (18)             111
                                            --------      --------        --------      --------         -------
Income before income taxes..........            847           666           1,097           683              895
Income taxes........................            277           254             413           283              344
                                            --------      --------        --------      --------         -------
Net income..........................        $   570       $   412         $   684       $   400          $   551
                                            ========      ========        ========      ========         =======
Net income available to common
   shareholders.....................        $   570       $   412         $   657       $   347          $   497

Net income per Common Share.........
       Basic........................        $   .13       $   .10         $   .30       $   .16          $   .23
       Diluted......................        $   .12       $   .09         $   .21       $   .11          $   .16

Weighted average Common Shares
       outstanding..................
       Basic........................          4,506         4,117           2,221         2,185            2,185
       Diluted......................          4,676         4,403           3,101         3,089            3,066

                                                                       September 30,
                                            --------------------------------------------------------------------
                                              1999          1998            1997          1996            1995
                                            --------      --------        --------      --------         -------
                                                                      (in thousands)
Balance Sheet Data:
Working capital.....................        $ 4,275       $ 3,286         $ 2,493       $ 3,059          $ 4,080
Property and equipment, net.........         17,355        14,551          10,035         6,526            3,707
Total assets........................         26,321        22,280          15,931        11,374            9,428
Long-term debt, less current portion          4,112         1,124           5,045         2,512              416
Convertible preferred shares........              -             -           1,231         1,530            2,100
Shareholders' equity................         17,421        16,844           5,651         4,956            4,609

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

Overview

     The Company provides a broad range of services and value-added products focused on chemical analysis to the worldwide pharmaceutical, medical device and biotechnology industries. The Company's customer-focused approach and high quality products and services enable it to serve as a value-added partner in solving complex scientific problems by providing cost-effective results to its customers on an accelerated basis. Founded in 1974 in Lansing, Michigan and relocated to West Lafayette, Indiana in 1975, the Company has experienced growth primarily through internal expansion, supplemented by strategic acquisitions. As part of its internal growth strategy, the Company has developed technical specialties in such areas as chromatography, electrochemistry, in vivo sampling and mass spectrometry. The Company's growth has strategically positioned it to take advantage of globalization in the marketplace and to provide new services and areas of technical expertise to its customers. During this phase, the Company has been continuously profitable since 1987.

     Throughout its history, the Company has taken steps to position itself as a global leader in the analytical chemistry field. Development of the Company's infrastructure began in 1975 when it established relationships with several
customers  and  multiple  international  distributors.   In  1981,  the  Company
increased its sphere of influence to include Japan with the creation of BAS Japan, an independent distributor. In 1988, the Company enhanced its computer software expertise by acquiring Interactive Microware, Inc. in State College, Pennsylvania. In 1990, the Company began offering contract services to customers that lacked the time or expertise to perform certain analyses using the Company's analytical products. In 1995, the Company acquired a distributor, BAS Instruments Ltd., to further solidify its presence in the United Kingdom. In 1998, the Company acquired a manufacturer of veterinary monitoring and diagnostic equipment, BAS Vetronics, to provide additional preclinical support. In 1998, the Company also acquired a contract services firm, BAS Analytics Ltd., to offer local service in the United Kingdom.

     Revenues are derived principally from (i) analytical services provided to customers and (ii) the sale of the Company's analytical instruments and other products. Both methods of generating revenue utilize the Company's ability to identify, isolate and resolve client problems relating to the separation and quantification of individual substances in complex mixtures. The Company supports the pharmaceutical industry by focusing on analytical chemistry for biomedical research, diagnostics, electrochemistry and separations science. The Company's analytical products are sold primarily to pharmaceutical firms and research organizations. Principal customers include scientists engaged in drug metabolism studies, as well as those engaged in basic neuroscience research. The Company was the first to commercialize the liquid chromatograph and electrochemistry technology which is now the worldwide standard for the determination of neurotransmitter substances. Research products include in vivo sampling devices, reagent chemicals, electrochemical apparatus and sensors.

     The Company's pharmaceutical service contracts generally have terms ranging from several months to several years. A portion of the contract fee is generally payable upon receipt of the initial samples with the balance payable in installments over the life of the contract, and the contracts are broken down into discrete units of deliverable services for which a fixed fee per unit is established. Revenue and related direct costs are recognized as specific contract terms are fulfilled under the percentage of completion method utilizing units of delivery. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized, and the Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a contract. Revenue from the sale of the Company's products and the related costs are recognized upon shipment of the products to customers.

     The Company's management believes that fluctuations in the Company's quarterly results are caused by a number of factors, including the Company's success in attracting new business, the size and duration of service contracts, the timing of its clients' decisions to enter into new contracts, the cancellation or delays of on-going contracts, the timing of acquisitions and other factors, many of which are beyond the Company's control. In fiscal 1999, approximately 34% of the Company's total revenue was derived from customers located outside the United States. These markets tend to be much more volatile than the United States market. Significant governmental, regulatory, political, economic and cultural issues or changes could adversely affect the growth or profitability of the Company's business activities in any such market.

Results of Operations

     The following table sets forth, for the periods indicated, certain statement of income data as a percentage of total revenue.

                                               Percentage of Revenue
                                        -------------------------------------
                                             Year Ended September 30,
                                        -------------------------------------
                                        1999            1998             1997
                                        ----            ----             ----

Services revenue....................    50.3%           41.8%            33.4%
Product revenue.....................    49.7            58.2             66.6
                                       ------          ------           ------
     Total revenue..................   100.0           100.0            100.0
Cost of services revenue............    32.7            25.2             20.0
Cost of product revenue.............    19.9            21.5             22.3
                                       ------          ------           ------
     Total cost of revenue..........    52.6            46.7             42.3
                                       ------          ------           ------
Gross profit........................    47.4            53.3             57.7
Operating expenses:.................
Selling.............................    19.9            24.8             28.3
Research and development............     9.8            11.9             10.5
General and administrative..........    12.8            12.8             11.0
                                       ------          ------           ------
     Total operating expenses.......    42.5            49.5             49.8
                                       ------          ------           ------
Operating income....................     4.9             3.8              7.9
Other income (expense), net.........    (0.6)           (0.1)            (0.5)
                                       ------          ------           ------
Income before income taxes..........     4.3             3.7              7.4
Income taxes........................     1.4             1.4              2.8
                                       ------          ------           ------
Net income..........................     2.9%            2.3%             4.6%
                                       ======          ======           ======


     Year ended September 30, 1999 compared with Year ended September 30, 1998

     Total revenue for the year ended September 30, 1999 increased 8.9% to $19.9 million from $18.2 million in the year ended September 30, 1998. The net increase of $1.7 million related primarily to increased revenue from services, which increased to $10.0 million in the year ended September 30, 1999 from $7.6 million in the year ended September 30, 1998 as a result of the expansion of the types and volume of services provided by the Company. During this same period, product revenue decreased to $9.9 million for the year ended September 30, 1999 from $10.6 million for the year ended September 30, 1998 primarily as a result of decreased sales in the Asian electrochemistry markets.

     Costs of revenue increased 22.7% to $10.4 million for the year ended September 30, 1999 from $8.5 million for the year ended September 30, 1998. This increase of $1.9 million was largely due to the addition of a UK services facility. Costs of revenue for the Company's services increased to 65.0% as a percentage of services revenue for the year ended September 30, 1999 from 60.4% of services revenue for the year ended September 30, 1998 due to an increase in services support staff. Costs of revenue for the Company's products increased to 40.0% as a percentage of product revenue for the year ended September 30, 1999 from 36.8% of product revenue for the year ended September 30, 1998, due primarily to a change in product mix.

     Selling expenses for the year ended September 30, 1999 decreased 12.8% to $3.9 million from $4.5 million during the year ended September 30, 1998 due to decreased foreign commission expense. Research and development expenses for the year ended September 30, 1999 decreased 9.7% to $2.0 million from $2.2 million for the year ended September 30, 1998 due to the decrease in research grant activity. General and administrative expenses for the year ended September 30, 1999 increased 9.2% to $2.6 million from $2.3 million for the year ended September 30, 1998, primarily as a result of an increase in administrative staff expense and an increase in health care costs.

     Other income (expense), net, was $(114,000) in the year ended September 30, 1999 as compared to $(25,000) in the year ended September 30, 1998 as a result of the increase in interest expense due to an increase in long term debt.

     The Company's effective tax rate for 1999 was 32.8% as compared to 38.2% for fiscal 1998. This decrease was primarily due to a decrease in nondeductible foreign losses incurred in fiscal 1999.

     Year ended September 30, 1998 compared with Year ended September 30, 1997

     Total revenue for the year ended September 30, 1998 increased 22.1% to $18.2 million from $14.9 million in the year ended September 30, 1997. The net increase of $3.3 million related primarily to increased revenue from services, which increased to $7.6 million in the year ended September 30, 1998 from $5.0 million in the year ended September 30, 1997 as a result of the expansion of the types and volume of services provided by the Company. During this same period, product revenue increased to $10.6 million for the year ended September 30, 1998 from $9.9 million for the year ended September 30, 1997 primarily as a result of increased penetration in the physiology and the liquid chromatography markets.

     Costs of revenue increased 34.6% to $8.5 million for the year ended September 30, 1998 from $6.3 million for the year ended September 30, 1997. This increase of $2.2 million was largely due to the hiring of support staff in the services unit. Costs of revenue for the Company's services increased to 60.4% as a percentage of services revenue for the year ended September 30, 1998 from 59.8% of services revenue for the year ended September 30, 1997 due to an increase in services support staff. Costs of revenue for the Company's products increased to 36.8% as a percentage of product revenue for the year ended
September 30, 1998 from 33.6% of product revenue for the year ended September 30, 1997, due primarily to a change in product mix.

     Selling expenses for the year ended September 30, 1998 increased 7.1% to $4.5 million from $4.2 million during the year ended September 30, 1997 due to increased salary expense. Research and development expenses for the year ended September 30, 1998 increased 38.1% to $2.2 million from $1.6 million for the year ended September 30, 1997 due to the increase in research grant activity. General and administrative expenses for the year ended September 30, 1998 increased 42.6% to $2.3 million from $1.6 million for the year ended September 30, 1997, primarily as a result of increased legal expenses associated with the patent infringement suit. (See Item 3 - Legal Proceedings)

     Other income (expense), net, was $(25,000) in the year ended September 30, 1998 as compared to $(75,000) in the year ended September 30, 1997 as a result of the increase in interest income due to an increase in cash and cash equivalents resulting from the initial public offering.

     The Company's effective tax rate for 1998 was 38.2% as compared to 37.7% for fiscal 1997. This increase was primarily due to nondeductible foreign losses incurred in fiscal 1998.

Liquidity and Capital Resources

     Since its inception, the Company's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings including the Company's initial public offering completed in November 1997. At September 30, 1999, the Company had cash and cash equivalents of $1.9 million, compared to cash and cash equivalents of $1.2 million at September 30, 1998. The increase in cash resulted primarily from the increase in debt which partially funded the increase in capital expenditures made to expand the Company's facilities and operations.

     The Company's net cash provided by operating activities was $1.6 million for the year ended September 30, 1999. Cash provided by operations during the year ended September 30, 1999 consisted of net income of $570,000, plus non-cash charges of $1,321,000, less a net increase of $304,000 in operating assets and liabilities. The most significant increase in operating assets related to trade accounts receivable, which increased $638,000 at September 30, 1999.

     Cash used by investing activities decreased to $4.0 million for the year ended September 30, 1999 from $5.0 million for the year ended September 30, 1998, primarily as a result of the Company's completed construction of additional facilities. Cash provided by financing activities for fiscal 1999 was $3.2 million due to the increase in debt.

     The Company's net cash provided by operating activities was $2.4 million for the year ended September 30, 1998. Cash provided by operations during the year ended September 30, 1998 consisted of net income of $412,000, plus non-cash charges of $989,000, plus a net decrease of $969,000 in operating assets and liabilities. The most significant decrease in operating assets related to trade accounts receivable, which decreased $431,000 at September 30, 1998.

     Cash used by investing activities increased to $5.0 million for the year ended September 30, 1998 from $4.0 million for the year ended September 30, 1997, primarily as a result of the Company's purchase and construction of additional facilities, as well as the acquisition of Clinical Innovations (BAS Analytics, Ltd). Cash provided by financing activities for fiscal 1998 was $3.7 million due to the initial public offering partially offset by the reduction of debt.

     Total expenditures by the Company for property and equipment were $4.1 million, $4.9 million and $4.1 million in fiscal 1999, 1998 and 1997, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The increased capital investments relate to the completion of the renovation and construction of additional facilities and the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by the Company. The Company expects to make other investments to expand its operations through internal growth, strategic acquisitions, alliances and joint ventures. However, the Company currently has no firm commitments for capital expenditures.

     Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank lines of credit and credit facility and the remaining net proceeds from its initial public offering will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

     The Company has a working capital line of credit, which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (8.0 % at September 30, 1999) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was no balance outstanding on this line of credit at September 30, 1999.

     The Company has an acquisition line of credit agreement, which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest accrues monthly on the outstanding balance at the bank's prime rate (8.25 % at September 30, 1999). There was no balance outstanding on this line of credit at September 30, 1999.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.40% at September 30, 1999).

Inflation

     The Company believes that inflation has not had a material adverse effect on its business, operations or financial condition.

Year 2000

     The Company undertook in fiscal 1998 to identify information technology and other systems which may not be Year 2000 compliant. The Company has modified its computer hardware and software systems to recognize the Year 2000. Management has contacted significant suppliers, customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or impact its operations. The Company is also assessing the effect on its operations should those organizations fail to properly remediate their computer systems. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

New Accounting Pronouncements

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selective information about operating segments in interim financial reports. SFAS No. 131 also establishes standards about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

     Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires entities to report comprehensive income in their financial statements. Comprehensive income refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity's owners. For the Company, comprehensive income is equal to net income adjusted for the change in currency translation. The Company has elected to report comprehensive income in the consolidated statements of shareholders' equity. The Company's prior years' financial statements have been reclassified for comparative reporting purposes, however, there was no change in the net income or total shareholders' equity previously reported for the years ended September 30, 1998 and 1997.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8.  Financial Statements and Supplementary Data







Report of Independent Auditors


Board of Directors and Shareholders
Bioanalytical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of income, preferred shares and shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.



                                                Ernst & Young LLP


Indianapolis, Indiana
November 5, 1999

Bioanalytical Systems, Inc.

Consolidated Balance Sheets
                                                                          September 30,
                                                                     1999              1998
                                                                ------------        ------------
Assets
Current assets:
     Cash and cash equivalents                                  $ 1,924,409         $ 1,208,157
     Accounts receivable:
         Trade                                                    3,564,795           2,774,714
         Grants                                                      46,752             209,164
         Other                                                       71,715              61,603
     Inventories                                                  1,790,733           1,880,680
     Deferred income taxes                                          242,260             168,649
     Prepaid expenses                                                80,600              59,694
                                                                ------------        ------------
Total current assets                                              7,721,264           6,362,661

Property and equipment:
     Land and improvements                                          171,014             171,014
     Buildings and improvements                                  11,638,468           8,355,058
     Machinery and equipment                                      9,144,104           7,463,099
     Office furniture and fixtures                                1,318,662           1,073,572
     Construction in process                                        106,798           1,464,092
                                                                ------------        ------------
                                                                 22,379,046          18,526,835
     Less accumulated depreciation and amortization              (5,023,942)         (3,975,912)
                                                                ------------        ------------
                                                                 17,355,104          14,550,923
Goodwill, less accumulated amortization of
     $143,328 in 1999 and, $62,120 in 1998                        1,053,057           1,134,265
Other assets                                                        191,429             231,865
                                                                ------------        ------------
Total assets                                                    $26,320,854         $22,279,714
                                                                ============        ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                         $   2,019,989       $   1,940,615
     Income taxes payable                                             2,260             155,480
     Accrued expenses                                               815,770             352,403
     Customer advances                                              154,521             319,420
     Current portion of capital lease obligation                    220,432             308,447
     Current portion of long-term debt                              233,328                   -
                                                                ------------        ------------
Total current liabilities                                         3,446,300           3,076,365

Capital lease obligation, less current portion                      903,315           1,123,747
Long-term debt, less current portion                              3,208,340                   -
Deferred income taxes                                             1,341,605           1,236,093

Shareholders' equity:
     Preferred shares:
         Authorized shares - 1,000,000
         Issued and outstanding shares - none



     Common shares, no par value:
         Authorized shares - 19,000,000
         Issued and outstanding shares - 4,514,349 in 1999,
              and 4,495,319 in 1998                                 999,992             995,778
     Additional paid-in capital                                  10,481,978          10,467,957
     Retained earnings                                            5,959,919           5,390,342
     Accumulated other comprehensive income (loss)                  (20,595)            (10,568)
                                                                ------------        ------------
                                                                 17,421,294          16,843,509
                                                                ------------        ------------
Total liabilities and shareholders' equity                    $  26,320,854       $  22,279,714
                                                                ============        ============

See accompanying notes.

Bioanalytical Systems, Inc.

Consolidated Statements of Income
                                                                       Year ended September 30,
                                                            1999                  1998                  1997
                                                        ------------          ------------          ------------

Services revenue                                        $ 9,992,670           $ 7,608,792           $ 4,991,348
Product revenue                                           9,858,271            10,616,363             9,932,022
                                                        ------------          ------------          ------------
     Total revenue                                       19,850,941            18,225,155            14,923,370

Cost of services revenue                                  6,498,817             4,598,266             2,985,858
Cost of product revenue                                   3,943,437             3,910,740             3,334,413
                                                        ------------          ------------          ------------
     Total cost of revenue                               10,442,254             8,509,006             6,320,271
                                                        ------------          ------------          ------------

Gross profit                                              9,408,687             9,716,149             8,603,099

Operating expenses:
     Selling                                              3,942,681             4,524,664             4,224,523
     Research and development                             1,955,673             2,164,951             1,568,417
     General and administrative                           2,549,806             2,335,564             1,638,465
                                                        ------------          ------------          ------------
         Total operating expenses                         8,448,160             9,025,179             7,431,405
                                                        ------------          ------------          ------------

Operating income                                            960,527               690,970             1,171,694

Interest income                                              30,842                86,521                 4,835
Interest expense                                           (226,518)              (92,855)             (100,177)
Other income (expense)                                       93,520               (26,587)               12,306
Gain (loss) on sale of property and equipment               (11,293)                8,486                 8,831
                                                        ------------          ------------          ------------
Income before income taxes                                  847,078               666,535             1,097,489
Income taxes                                                277,501               254,342               413,395
                                                        ------------          ------------          ------------

Net income                                              $   569,577           $   412,193           $   684,094
                                                        ============          ============          ============


Net income available to common shareholders             $   569,577           $   412,193           $   657,046

Net income per share:
     Basic                                              $      0.13           $      0.10           $      0.30
     Diluted                                            $      0.12           $      0.09           $      0.21

Weighted average common shares outstanding:
     Basic                                                4,505,819             4,117,088             2,221,146
     Diluted                                              4,675,850             4,402,755             3,101,429

See accompanying notes.

Bioanalytical Systems, Inc.

Consolidated Statements of Preferred Shares and Shareholders' Equity

                                                                                                        Accumulated
                                   Redeemable    Convertible                                              Other          Total
                                    Preferred     Preferred    Common      Additional      Retained    Comprehensive  Shareholders'
                                     Shares        Shares      Shares    Paid-in Capital   Earnings       Income        Equity
                                   ----------    ------------  --------  ---------------   ----------- -------------  -------------
Balance at September 30, 1996      $ 298,302     $ 1,231,242   $484,375   $   151,233      $4,321,103     $ (1,043)    $ 6,485,212
Comprehensive income
  Net income                               -               -          -             -         684,094            -         684,094
  Other comprehensive income:
  Foreign currency translation
  adjustments                              -               -          -             -               -       (1,901)         (1,901)
                                                                                                                            -------
Total comprehensive income                                                                                                 682,193

Accrual of cumulative dividends
  on preferred shares                 27,048               -          -             -         (27,048)           -               -

Exercise of stock options                  -               -     13,500        27,000               -            -          40,500

Redemption of preferred shares      (325,350)              -          -             -               -            -        (325,350)
                                   ----------    ------------  --------   -----------      -----------    ---------    ------------
Balance at September 30, 1997              -       1,231,242    497,875       178,233       4,978,149       (2,944)      6,882,555
Comprehensive income
  Net income                               -               -          -             -         412,193            -         412,193
  Other comprehensive income:
  Foreign currency translation
  adjustments                              -               -          -             -               -       (7,624)         (7,624)
                                                                                                                            -------

Total comprehensive income                                                                                                 404,569

Conversion of preferred shares
  at IPO                                   -      (1,231,242)   166,667     1,064,575               -            -               -

Exercise of stock options                  -               -     32,192       165,454               -            -         197,646

Issuance of common stock at IPO            -               -    299,044     9,059,695               -            -       9,358,739
                                   ----------    ------------  --------   -----------      -----------    ---------    ------------
Balance at September 30, 1998              -               -    995,778    10,467,957       5,390,342      (10,568)     16,843,509
Comprehensive income
  Net income                               -               -          -             -         569,577            -         569,577
  Other comprehensive income:
  Foreign currency translation
  adjustments                              -               -          -             -               -      (10,027)        (10,027)
                                                                                                                           --------

Total comprehensive income                                                                                                 559,550

Exercise of stock options                  -               -      4,214        14,021               -            -          18,235
                                   ----------    ------------  --------   -----------      -----------    ---------    ------------
Balance at September 30, 1999      $       -     $         -   $999,992   $10,481,978      $5,959,919     $(20,595)    $17,421,294
                                   ==========    ============  ========   ===========      ===========    =========    ============

See accompanying notes.

Bioanalytical Systems, Inc.

Consolidated Statements of Cash Flows
                                                                        Year ended September 30,
                                                           1999                 1998                   1997
                                                       ------------          ------------          ------------

Operating activities
Net income                                             $   569,577           $   412,193           $   684,094
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                      1,196,353               841,854               524,389
       Amortization                                         81,208                32,118                12,000
       Loss (gain) on sale of property and equipment        11,293                (8,486)               (8,831)
       Deferred income taxes                                31,901               122,973                56,080
       Changes in operating assets and liabilities:
          Accounts receivable                             (637,781)              431,159            (1,361,559)
          Inventories                                       89,947               113,507                20,619
          Prepaid expenses and other assets                 19,530               159,274              (107,656)
          Accounts payable                                  79,374               369,983               611,071
          Income taxes payable                            (153,220)             (212,652)              216,591
          Accrued expenses                                 463,367               (16,990)              112,767
          Customer advances                               (164,899)              124,551                82,115
                                                       ------------          ------------          ------------
Net cash provided by operating activities                1,586,650             2,369,484               841,680

Investing activities
Capital expenditures                                    (4,054,319)           (3,508,342)           (4,095,651)
Proceeds from sale of property and
    equipment                                               42,492                77,359                70,778
Payments for purchase of net assets from
    Vetronics, net of cash acquired                              -              (327,740)                    -
Payments for purchase of net assets from
    Clinical Innovations, net of cash acquired                   -            (1,265,230)                    -
                                                       ------------          ------------          ------------
Net cash used by investing activities                   (4,011,827)           (5,023,953)           (4,024,873)

Financing activities
Borrowings on lines of credit                            2,850,000               860,093               615,377
Payments on lines of credit                             (2,850,000)           (1,375,470)             (100,000)
Payments on capital lease obligations                     (308,447)             (187,894)              (83,321)
Borrowings of long-term debt                             3,500,000                43,365             2,722,995
Payments of long-term debt                                 (58,332)           (5,187,567)             (119,108)
Net proceeds from Initial Public Offering                        -             9,358,739                     -
Net proceeds from the exercise of stock options             18,235               197,646                40,500
Redemption of preferred shares                                   -               -                    (325,350)
                                                       ------------          ------------          ------------
Net cash provided by financing activities                3,151,456             3,708,912             2,751,093
Effect of exchange rate changes                            (10,027)               (7,624)               (1,901)
                                                       ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents       716,252             1,046,819              (434,001)
Cash and cash equivalents at beginning of year           1,208,157               161,338               595,339
                                                       ------------          ------------          ------------
Cash and cash equivalents at end of year               $ 1,924,409           $ 1,208,157           $   161,338
                                                       ============          ============          ============


See accompanying notes.

Bioanalytical Systems, Inc.

Notes to Consolidated Financial Statements

September 30, 1999

1. Significant Accounting Policies

Nature of Business

Bioanalytical Systems, Inc. and its subsidiaries (the "Company") engages in laboratory services, consulting and research related to analytical chemistry and chemical instrumentation. The Company also manufactures scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. The Company sells its equipment and software for use in industrial, governmental and academic laboratories. The Company's customers are located in the United States and throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral on trade accounts receivable.

The Company's cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and their carrying amounts approximate fair value. The Company's bank debt has primarily variable interest rates, thus their carrying amounts approximate fair value.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method.

Goodwill

Goodwill represents the excess of cost of acquisitions over the fair value of net assets acquired and is amortized by the straight-line method over periods ranging from 15-20 years.

Property and Equipment

Property and equipment is recorded at cost, including interest capitalized in connection with the construction of major facilities. Depreciation, including amortization on capital leases, is computed using the straight-line method over the estimated useful lives of 4 through 40 years. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $308,831, $551,848 and $275,850 for 1999, 1998 and 1997, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock Options

In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation," the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

Segment Reporting

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selective information about operating segments in interim financial reports. SFAS No. 131 also establishes standards about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

Comprehensive Income

Effective October 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," which requires entities to report comprehensive income in their financial statements. Comprehensive income refers to the change in an entity's equity during a period resulting from all transactions and events other than capital contributed by and distributions to the entity's owners. For the Company, comprehensive income is equal to net income adjusted for the change in currency translation. The Company has elected to report comprehensive income in the consolidated statements of shareholders' equity. The Company's prior years' financial statements have been reclassified for comparative reporting purposes, however, there was no change in the net income or total shareholders' equity previously reported for the years ended September 30, 1998 and 1997.

2. Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of employee and director options to purchase common shares and convertible preferred shares, which are assumed to be converted. The dilutive effect of employee and director options to purchase common shares was to increase the weighted average number of common shares outstanding by 170,031, 172,382, and 127,884 shares in 1999, 1998 and 1997, respectively. The dilutive effect of convertible preferred shares was to increase the weighted average number of common shares outstanding by 113,285 and 752,399 shares in 1998 and 1997, respectively.

3. Acquisitions

Effective October 31, 1997, the Company acquired all of the capital stock of Vetronics Inc. for cash approximating $200,000 and a $150,000 note payable. The acquired business was involved in the distribution of veterinary equipment and supplies in the United States.

Effective July 1, 1998, the Company acquired all of the capital stock of Clinical Innovations Ltd. for cash approximating $1,500,000. The acquired business was involved in the processing of bioanalytical samples for pharmaceutical firms in the United Kingdom.

Both acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the dates of their acquisition. The purchase price was allocated to the net assets acquired, including $956,000 to goodwill, based upon the fair market value at the date of acquisition.

On an unaudited pro forma basis, revenue, net income and net income per common share (diluted) for the years ended September 30, 1998 and 1997 was $19,413,000, $718,000, $0.16 and $16,840,000, $1,154,000, $0.37, respectively. This pro forma data presents the consolidated results of operations as if the acquisitions had occurred on October 1, 1996, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense and related income tax effects.

The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

Pro forma amounts for the years ended September 30, 1998 and 1997 include the acquired entities' financial data for the years ended December 31 and February 28, respectively, as it was not practicable to determine the September 30 year end results.

4.  Inventories

Inventories at September 30 consisted of the following:

                                     1999                 1998
                                     ----                 ----


Raw materials                   $  1,049,682          $  966,314
Work in progress                     253,329             316,648
Finished goods                       594,549             677,522
                                 -----------         -----------
                                   1,897,560           1,960,484
LIFO reserve                       (106,827)            (79,804)
                               -------------        ------------
                                  $1,790,733          $1,880,680
                                  ==========          ==========

5.  Debt Arrangements

The Company has a working capital line of credit, which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (8.0 % at September 30, 1999) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was no balance outstanding on this line of credit at September 30, 1999.

The Company has an acquisition line of credit agreement, which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest accrues monthly on the outstanding balance at the bank's prime rate (8.25 % at September 30, 1999). There was no balance outstanding on this line of credit at September 30, 1999.

On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.40% at September 30, 1999).

Cash interest payments of $287,058, $260,249 and $345,018 were made in 1999, 1998 and 1997, respectively. Cash interest payments for 1999, 1998 and 1997 included interest of $64,833, $127,077 and $266,200, respectively, which was capitalized. These amounts included interest required to be paid on a portion of the undistributed earnings of a subsidiary which qualifies as a domestic international sales corporation.

6.  Lease Arrangements

The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments, based upon scheduled payments under the lease arrangements, as of September 30, 1999, are as follows:

     2000                                          $  307,494
     2001                                             307,494
     2002                                             307,494
     2003                                             302,215
     2004                                             126,932
                                                   -----------
     Total minimum lease payments                   1,351,629
     Amounts representing interest                   (227,882)
                                                   -----------
     Present value of minimum lease payments        1,123,747
     Less current portion                            (220,432)
                                                   -----------
                                                   $  903,315
                                                   ===========

The total amount of property and equipment capitalized under capital lease obligations as of September 30, 1999 and 1998 was $1,917,625. Accumulated amortization at September 30, 1999 and 1998 was $482,604 and $290,841, respectively.

The Company leases office space under noncancelable operating leases that terminate in 2004. These leases contain renewal options ranging from 1 to 5 years. Total rental expense was $33,849, $27,498 and $26,058 in 1999, 1998, and 1997, respectively. Future minimum lease payments at September 30, 1999 are as follows:

       2000                $24,975
       2001                 19,890
       2002                 19,890
       2003                 19,890
       2004                  3,315
                           =======
                           $87,960
                           =======

7.  Income Taxes

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                        1999            1998
                                                        ----            ----
Deferred tax liabilities:
     Tax over book depreciation                      $1,114,510      $  952,224
     Deferred DISC income                               227,095         283,869
                                                     -----------     -----------
Total deferred liabilities                            1,341,605       1,236,093
Deferred tax assets:
     Inventory pricing                                   64,380          69,559
     Accrued vacation                                   125,199          73,743
     Other-net                                           52,681          25,347
     Foreign net operating loss                         200,698         207,116
                                                     -----------     -----------
Total deferred tax assets                               442,958         375,765
Valuation allowance for deferred tax assets            (200,698)       (207,116)
                                                     -----------     -----------
Net deferred tax assets                                 242,260         168,649
                                                     ----------      -----------
Net deferred tax liabilities                         $1,099,345      $1,067,444
                                                     ----------      -----------


Significant components of the provision for income taxes are as follows:

                             1999                 1998                  1997
                             ----                 ----                  ----
Current:
       Federal             $146,471             $ 80,911              $265,776
       State                 99,129               50,458                91,539
                           --------             --------              --------
Total current               245,600              131,369               357,315
Deferred:
       Federal               25,581               99,504                54,849
       State                  6,320               23,469                 1,231
                           --------             --------              --------
Total deferred               31,901              122,973                56,080
                           --------             --------              --------
                           $277,501             $254,342              $413,395
                           ========             ========              ========

The effective income tax rate varied from the statutory federal income tax rate as follows:
                                                  1999         1998        1997
                                                  ----         ----        ----
Statutory federal income tax rate                34.0%         34.0%       34.0%
Increases (decreases):
Amortization of goodwill and other                2.9           3.3         1.2
    Nondeductible expenses
Benefit of foreign sales corporation, net        (5.7)         (6.2)       (5.8)
State income taxes, net of federal tax            8.2           7.4         5.6
    benefit
Research and development credit                  (7.2)        (13.4)       (5.0)
Nondeductible foreign losses                      1.1          10.3         7.6
Other                                            (0.5)          2.8         0.1

                                                 32.8%         38.2%       37.7%


In fiscal 1999, 1998 and 1997, the Company's foreign operations generated a loss before income taxes of $26,771, $201,294 and $245,800, respectively.

Payments made in 1999, 1998, and 1997 for federal and state income taxes amounted to $212,400, $78,000 and $140,000, respectively.

8.  Shareholders' Equity

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

During fiscal 1989,  the Company  established  an Outside  Director Stock Option
Plan whereby options to purchase shares of the Company's Common Shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminated on January 1, 1999.

The Company has adopted new stock option plans in connection with its initial public offering and accordingly does not plan to grant any more options pursuant to the plans discussed above.

During fiscal 1998, the Company established an Employee Stock Option Plan whereby options to purchase shares of the Company's Common Stock at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

During fiscal year 1998, the Company established an Outside Director Stock Option Plan whereby options to purchase shares of the Company's Common Stock at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

A summary of the Company's stock option activity and related information for the years ended September 30 is as follows:

                                         1999                         1998                          1997
                               -----------------------      ----------------------        -----------------------
                                              Weighted                    Weighted                       Weighted
                                              Average                      Average                       Average
                                             Exercise                     Exercise                       Exercise
                                Options       Price          Options        Price         Options         Price
                               --------      ---------      ---------     --------        --------       --------
Outstanding beginning
  of year                      164,343        $2.70          272,671        $1.27         338,129         $1.16
Exercised                      (19,030)         .96         (145,328)        1.36         (60,944)          .66
Granted                         73,000         4.25           39,000         8.00               -             -
Terminated                     (12,014)        3.73           (2,000)        8.00          (4,514)         1.32
                               --------                     ---------                     --------
Outstanding end of year        206,299        $3.35          164,343        $2.70         272,671         $1.27
                               ========                     =========                     ========

                                          Weighted
                       Number              Average         Weighted        Number           Weighted
                    Outstanding at        Remaining        Average     Exercisable at       Average
    Range of        September 30,        Contractual      Exercise      September 30,       Exercise
Exercise Prices         1999                Life            Price           1999             Price
---------------     --------------     ----------------   ----------   -----------------   ----------
  $0.66 - $1.00         50,050              .27            $0.66          50,050            $0.66
  $1.01 - $1.50          8,292             2.28            $1.33           8,292            $1.33
  $1.51 - $2.10         45,457             3.53            $1.73          45,457            $1.73
  $2.11 - $8.00        102,500             8.84            $5.55               -                -
                       -------                                           -------
                       206,299                                           103,799
                       =======                                           =======

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
   Volatility  factor of the expected market price of
   the Company's common stock                           .43 (.52 in 1998)
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

                                                      1999               1998
                                                      ----               ----
Pro forma net income                               $ 504,268          $ 367,190
Pro forma net income per share (diluted)              $ 0.11               $.08

The weighted average fair value of options granted during the year was $2.29 in 1999 and $4.77 in 1998.

9. Retirement Plan

Effective July 1, 1984, the Company established an Internal Revenue Code Section 401(k) Retirement Plan covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant's total wages to the Plan. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 10% of the participant's annual wages. The Company made no discretionary contributions under the Plan in 1999, 1998, and 1997. Contribution expense was $227,022, $187,896 and $158,924 in 1999, 1998 and 1997,
respectively.

10. Segment Information

The Company operates in two principal segments - analytical services and analytical products. The Company's analytical services unit provides analytical chemistry support on a contract basis directly to pharmaceutical companies. The Company's analytical products unit provides liquid chromatography, electrochemical, and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

Operating Segments:
                                                      Year Ended September 30,
                                            ------------------------------------------------
                                              1999               1998                 1997
                                            --------           --------             --------
                                                            (in thousands)
Revenue
Services                                    $ 9,993            $ 7,609              $ 4,991
Products                                      9,858             10,616                9,932
                                            --------           --------             --------
Total revenue                               $19,851            $18,225              $14,923
                                            ========           ========             ========

Operating Income (Loss)
Services                                    $ 2,075            $ 1,753              $ 1,279
Products                                     (1,114)            (1,062)                (107)
                                            --------           --------             --------
Total operating income                          961                691                1,172
Corporate income (expenses)                    (114)               (24)                 (75)
                                            --------           --------             --------
Income before income taxes                  $   847            $   667              $ 1,097
                                            ========           ========             ========

Identifiable Assets
Services                                    $16,523            $12,819              $ 9,710
Product                                       9,798              9,461                6,221
                                            --------           --------             --------
Total assets                                $26,321            $22,280              $15,931
                                            ========           ========             ========

Depreciation and Amortization
Services                                    $   912            $   560              $   292
Products                                        366                314                  244
                                            --------           --------             --------
Total depreciation and amortization         $ 1,278            $   874              $   536
                                            ========           ========             ========

Capital expenditures
Services                                    $ 3,285            $ 4,571              $ 3,943
Products                                        769                369                  153
                                            --------           --------             --------
Total capital expenditures                  $ 4,054            $ 4,940              $ 4,096
                                            ========           ========             ========

Geographic Information:

                                                 Year Ended September 30
                                           ----------------------------------
                                             1999        1998           1997
                                           -------      -------       -------
                                                     (in thousands)
Sales to external customers by
geographic region
North America                              $13,012      $12,715       $ 9,826
Pacific Rim:
  Japan                                        716        1,053         1,740
  Other                                        695          771         1,215
Europe                                       2,776        1,126         1,105
Other                                        2,652        2,560         1,037
                                           -------      -------       -------
                                           $19,851      $18,225       $14,923
                                           =======      =======       =======

Long-lived assets by geographic
region
North America                              $16,991      $14,632       $10,397
Europe                                       1,609        1,285           191
                                           -------      -------       -------
                                           $18,600      $15,917       $10,588
                                           =======      =======       =======
Major Customers:

During 1999, 1998 and 1997, a major United States-based pharmaceutical company accounted for approximately 22.2%, 19.6% and 20.9%, respectively, of the Company's total revenues and 23.9% and 27.3% of total trade accounts receivable at September 30, 1999 and 1998, respectively.

The Company sells its products through international distributors, one of which represents 6%, 10% and 17% of 1999, 1998 and 1997 product sales, respectively. Accounts receivable from this foreign distributor were $39,522 and $107,034 at September 30, 1999 and 1998, respectively.

11.  Litigation

In April 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,693,832. The Company has filed an answer in which it denied infringement and in which it asserted that the patent on which CMA relies is invalid. The matter is now awaiting a trial date. Although an estimate of the possible loss has not been made, management intends to continue a vigorous defense of CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or its results of operations.




[Remainder of page intentionally left blank.]

Bioanalytical Systems, Inc.

Quarterly Financial Data


Bioanalytical Systems, Inc.

Unaudited (Amounts in thousands, except for per share data)

For the Quarter Ended in Fiscal 1999                 December 31        March 31          June 30       September 30
                                                     -----------        --------          -------       ------------
Total revenue                                            $4,598           $5,057           $4,973            $5,223

Gross profit                                              2,096            2,537            2,277             2,499

Net income (loss) available to common                        (6)             200               67               309
shareholders
Basic net income (loss) per common share(1)                 .00              .04              .01               .07

Diluted net income (loss) per common and
common equivalent share(1)                                  .00              .04              .01               .07

For the Quarter Ended in Fiscal 1998                 December 31        March 31          June 30       September 30
                                                     -----------        --------          -------       ------------
Total revenue                                            $4,330           $4,450           $4,521            $4,924

Gross profit                                              2,483            2,550            2,511             2,172

Net income available to common shareholders                 196              231              130              (145)

Basic net income per common share(1)                        .06              .05              .03              (.03)

Diluted net income per common and common
equivalent share(1)                                         .05              .05              .03              (.03)



(1) The sum of the net income per common share may not equal the annual net income per share due to interim quarter rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.








[Remainder of page intentionally left blank.]

Part III

Item 10.  Directors and Executive Officers of the Registrant.

     The information included under the caption "Directors and Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 1999 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference in response to this item.


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

                  1.       Financial Statements:

                           Included as outlined in Item 8 of Part II of this report.

                           Report of Independent Auditors.

                           Consolidated Balance Sheets as of September 30, 1999 and September 30, 1998.

                           Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

                           Consolidated   Statements  of  Preferred  Shares  and
                           Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

                           Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

                           Notes to Consolidated Financial Statements.


                  2.       Financial Statement Schedules:

                           No schedules are required to be filed as part of this report.

                           Schedules other than those listed above are omitted as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.


          (b)     Reports on Form 8-K.  None.


          (c)     Exhibits.  See Index to Exhibits.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BIOANALYTICAL SYSTEMS, INC.
                            (Registrant)

                            By:/s/  Peter T. Kissinger
                               -------------------------------------------------
                               Peter T. Kissinger
                               President and Chief Executive Officer
                            By:/s/  Douglas P. Wieten
                               -------------------------------------------------
                               Douglas P. Wieten
                               Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)

Date:  December 28, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                            Date
---------                                   --------                            ----
/s/  Peter T. Kissinger                     President, Chief Executive          December 28, 1999
------------------------------------        Officer and Director
Peter T. Kissinger

/s/  Douglas P. Wieten                      Chief Financial Officer,            December 28, 1999
------------------------------------        and Treasurer
Douglas P. Wieten

/s/  William E. Baitinger                   Director                            December 28, 1999
------------------------------------
William E. Baitinger

/s/  Michael K. Campbell                    Director                            December 28, 1999
------------------------------------
Michael K. Campbell

/s/  Candice B. Kissinger                   Director                            December 28, 1999
------------------------------------
Candice B. Kissinger

/s/  Jack A. Kraeutler                      Director                            December 28, 1999
------------------------------------
Jack A. Kraeutler

/s/  Ronald E. Shoup                        Director                            December 28, 1999
------------------------------------
Ronald E. Shoup

/s/  W. Leigh Thompson                      Director                            December 28, 1999
------------------------------------
W. Leigh Thompson

INDEX TO EXHIBITS
                                                                                                      Sequential
       Number                                                                                         Numbering
    Assigned In                                                                                      System Page
   Regulation S-K                                                                                     Number of
      Item 601                                       Description of Exhibits                           Exhibit
   --------------                                    -----------------------                         -----------
        (2)                     No Exhibit

        (3)           3.1       Second Amended and Restated Articles of Incorporation of
                                Bioanalytical Systems, Inc. (Incorporated by reference to
                                Exhibit 3.1 to Form 10-Q for the  quarter  ended
                                December 31, 1997.)
                      3.2       Second Restated Bylaws of Bioanalytical Systems, Inc.
                                (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997.)
        (4)           4.1       Specimen Certificate for Common Shares (Incorporated by
                                reference to Exhibit 4.1 to Registration Statement on Form S-1,
                                Registration No. 333-36429).
                      4.2       See Exhibits 3.1 and 3.2
        (9)                     No Exhibit
        (10)          10.1      Form of Employee Confidentiality Agreement (Incorporated by
                                reference to Exhibit 10.1 to Registration Statement on Form S-1,
                                Registration No. 333-36429).
                      10.2      Bioanalytical Systems, Inc. Outside Director Stock Option Plan
                                (Incorporated by reference to Exhibit 10.2 to Registration
                                Statement on Form S-1, Registration No. 333-36429).
                      10.3      Form of Bioanalytical Systems, Inc. Outside Director Stock
                                Option Agreement (Incorporated by reference to Exhibit 10.3 to
                                Registration Statement on Form S-1, Registration No. 333-6429).
                      10.4      Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option
                                Plan (Incorporated by reference to Exhibit 10.4 to Registration
                                Statement on Form S-1, Registration No. 333-6429).
                      10.5      Form of Bioanalytical Systems, Inc. 1990 Employee Stock Option
                                Agreement (Incorporated by reference to Exhibit 10.5 to
                                Registration Statement on Form S-1, Registration No. 333-6429).
                      10.6      Security Agreement by and between Bioanalytical Systems, Inc.
                                and Bank One, Lafayette, N.A., dated August 22, 1996
                                (Incorporated by reference to Exhibit 10.17 to Registration
                                Statement on Form S-1, Registration No. 333-36429).




                      10.7      Master Lease Agreement by and between Bioanalytical Systems,
                                Inc. and Bank One Leasing Corporation dated November 9, 1994
                                (Incorporated by reference to Exhibit 10.18 to Registration
                                Statement on Form S-1, Registration No. 333-36429).
                      10.8      Financing Lease by and between Bioanalytical Systems, Inc. and
                                Bank One Leasing Corporation, dated November 9, 1994
                                (Incorporated by reference to Exhibit 10.19 to Registration
                                Statement on Form S-1, Registration No. 333-36429).
                      10.9      Credit Agreement by and between Bioanalytical Systems, Inc. and
                                Bank One, Indiana, N.A., dated August 30, 1996 (Incorporated by reference to Exhibit 10.24 to Registration Statement on Form
                                S-1, Registration No. 333-36429).
                      10.10     Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option
                                Plan (Incorporated by reference to Exhibit 10.26 to Registration
                                Statement on Form S-1, Registration No. 333-6429).
                      10.11     Form of Bioanalytical Systems, Inc. 1997 Employee Incentive
                                Stock Option Agreement (Incorporated by reference to Exhibit
                                10.27 to Registration Statement on Form S-1, Registration No.
                                333-36429).
                      10.12     1997 Bioanalytical Systems, Inc. Outside Director Stock Option
                                Plan (Incorporated by reference to Exhibit 10.28 to Registration
                                Statement on Form S-1, Registration No. 333-36429).
                      10.13     Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock
                                Option Agreement (Incorporated by reference to Exhibit 10.29 to
                                Registration Statement on Form S-1, Registration No. 333-6429).
                      10.14     Business Loan Agreement by and between Bioanalytical Systems,
                                Inc., and Bank One, Indiana, N.A. dated March 1, 1998
                                (Incorporated  by reference to Exhibit  10.14 to
                                Form 10-Q for the quarter ended March 31, 1998).
                      10.15     Commercial Security Agreement by and between Bioanalytical
                                Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998
                                (Incorporated  by reference to Exhibit  10.15 to
                                Form 10-Q for the quarter ended March 31, 1998).


                      10.16     Negative Pledge Agreement by and between Bioanalytical Systems,
                                Inc. and Bank One, Indiana, N.A., dated March 1, 1998
                                (Incorporated  by reference to Exhibit  10.16 to
                                Form 10-Q for the quarter ended March 31, 1998).
                      10.17     Promissory Note for $7,500,000 executed by Bioanalytical
                                Systems, Inc. in favor of Bank One, N.A., dated March 1, 1998
                                (Incorporated  by reference to Exhibit  10.17 to
                                Form 10-Q for the quarter ended March 31, 1998).
                      10.18     Business Loan Agreement by and between Bioanalytical Systems,
                                Inc. and Bank One, Indianapolis, NA, dated June 24, 1999
                                related to loan in the amount of $3,500,000 (Incorporated
                                by reference to Exhibit 10.18 to Form 10-Q for the
                                quarter ended June 30, 1999).
        (11)          11.1      Statement Regarding Computation of Per Share Earnings.
        (12)                    No Exhibit
        (13)                    No Exhibit
        (16)                    No Exhibit
        (18)                    No Exhibit
        (21)          21.1      Subsidiaries of the Registrant
        (22)                    No Exhibit
        (23)          23.1      Consent of Independent Auditors
        (24)                    No Exhibit
        (27)          27.1      Financial Data Schedule
        (99)                    No Exhibit