Form 10-Q
period 1999-12-31
BIOANALYTICAL SYSTEMS INC
filed 2000-02-14
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429


BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA                                                      35-1345024
-------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                           47906
------------------                                           -----
(Address of principal executive offices)                     (Zip code)

(765) 463-4527
--------------
(Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          [X]               NO

As of December 31, 1999, 4,528,550 Common Shares of the registrant were outstanding.

                                                                     Page Number
PART I   FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited):

              Consolidated Balance Sheets as of December 31, 1999
              and September 30, 1999                                       3

              Consolidated Statements of Operations for the Three
              Months ended December 31, 1999 and 1998                      4

              Consolidated Statements of Cash Flows for the Three
              Months ended December 31, 1999 and 1998                      5

              Notes to Consolidated Financial Statements                   6

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       10

PART II  OTHER INFORMATION
Item 1 - Legal Proceedings                                                10

Item 4 - Submission of Matter to a Vote of Security Holders               16

Item 2 - Changes in Securities and Use of Proceeds                        10

Item 6 - Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                12

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                                                     BIOANALYTICAL SYSTEMS, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                  (in thousands, except share data)


                                                                                                    December 31,       September 30,
                                                                                                       1999                1999
                                                                                                    ------------       -------------
                                                                                                     (Unaudited)           Note

 ASSETS
  Current Assets:
  Cash and cash equivalents ..........................................................              $    597            $  1,924
  Accounts receivable, net ...........................................................                 2,678               3,683
  Inventories ........................................................................                 1,923               1,791
  Other current assets ...............................................................                    82                  81
  Deferred income taxes ..............................................................                   242                 242
                                                                                                    --------            --------
      Total Current Assets ...........................................................                 5,522               7,721
  Property and equipment:
  Land and improvements ..............................................................                   259                 171
  Buildings and improvements .........................................................                13,635              11,638
  Machinery and equipment ............................................................                10,329               9,144
  Office furniture and fixtures ......................................................                 1,374               1,319
  Construction in process ............................................................                   108                 107
                                                                                                     --------            --------
                                                                                                      25,705              22,379
  Less accumulated depreciation ......................................................                (6,667)             (5,024)
                                                                                                    --------            --------
                                                                                                      19,038              17,355
  Goodwill, less accumulated amortization of $160 and $143 ...........................                 1,036               1,053
  Other assets .......................................................................                   173                 192
                                                                                                    --------            --------
   Total Assets ......................................................................              $ 25,769            $ 26,321
                                                                                                    ========            ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable ..................................................................              $  1,188            $  2,020
   Income taxes payable ..............................................................                    --                   2
   Accrued expenses ..................................................................                   458                 816
   Customer advances .................................................................                   403                 155
   Current portion of capital lease obligation .......................................                   220                 220
   Current portion of long-term debt .................................................                   237                 233
   Lines of credit ...................................................................                 1,101                  --
                                                                                                    --------            --------
      Total current liabilities ......................................................                 3,607               3,446
   Capital lease obligation, less current portion ....................................                   850                 903
   Long-term debt, less current portion ..............................................                 3,150               3,209
   Deferred income taxes .............................................................                 1,114               1,342
   Convertible Preferred Shares:
        1,000,000 shares authorized; no shares issued and outstanding ................                    --                  --
   Shareholders' equity:
     Common Shares:  19,000,000 shares
        authorized; 4,528,550 and 4,514,349 shares issued and outstanding ............                 1,003               1,000
     Additional paid-in capital ......................................................                10,492              10,482
     Retained earnings ...............................................................                 5,588               5,960
  Accumulated other comprehensive income-
     Currency translation adjustment .................................................                   (35)                (21)
                                                                                                    --------            --------
      Total shareholders' equity .....................................................                17,048              17,421
                                                                                                    --------            --------

      Total liabilities and shareholders'  equity ....................................              $ 25,769            $ 26,321
                                                                                                    ========            ========

The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.


                                                    BIOANALYTICAL SYSTEMS, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (in thousands, except per share amounts)
                                                            (Unaudited)


                                                                                            Three Months           Three Months
                                                                                            Ended Dec 31,          Ended Dec 31,
                                                                                                 1999                  1998
                                                                                            -------------          ------------
Services revenue ...........................................................                 $     2,773           $     2,303
Product revenue ............................................................                       1,673                 2,295
                                                                                             ------------          ------------
    Total revenue ..........................................................                       4,446                 4,598

Cost of services revenue ...................................................                       2,418                 1,555
Cost of product revenue ....................................................                         619                   947
                                                                                             ------------          ------------
    Total cost of revenue ..................................................                       3,037                 2,502

Gross profit ...............................................................                       1,409                 2,096

Operating expenses:
    Selling ................................................................                         804                 1,017
    Research and development ...............................................                         448                   481
    General and administrative .............................................                         629                   580
                                                                                             -----------           -----------

        Total Operating  Expenses ..........................................                       1,881                 2,078
                                                                                             ------------          ------------
Operating income (loss).....................................................                        (472)                   18

Interest income ............................................................                          12                     5
Interest expense ...........................................................                        (121)                  (41)
Other income ...............................................................                          17                    10
Loss on sale of property and equipment .....................................                          (8)                   (2)
                                                                                             ------------          ------------

Loss before income taxes ...................................................                        (572)                  (10)
Income taxes ...............................................................                        (200)                   (4)
                                                                                             -----------           -----------
Net Loss ...................................................................                 $      (372)          $        (6)
                                                                                             ============          ============

Basic net loss per common share ............................................                 $      (.08)          $       .00

Diluted net loss per common and common equivalent share ....................                 $      (.08)          $       .00

Basic weighted average common shares outstanding ...........................                   4,515,825             4,496,094
Diluted weighted average common and common equivalent shares outstanding....                   4,674,713             4,629,952



See accompanying notes.


                                                    BIOANALYTICAL SYSTEMS, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                            (Unaudited)


                                                                                                       Three Months    Three Months
                                                                                                       Ended Dec 31,   Ended Dec 31,
                                                                                                            1999           1998
                                                                                                       -------------   -------------
Operating activities:
Net  (loss) ..................................................................................              $  (372)     $    (6)
Adjustments to reconcile net  (loss) to net cash (used) by operating activities:
    Depreciation and amortization ............................................................                  338          277
    Loss on sale of property and equipment ...................................................                    8           --
    Deferred income taxes ....................................................................                 (227)         (51)
    Changes in operating assets and liabilities:
        Accounts receivable ..................................................................                1,218          183
        Inventories ..........................................................................                 (129)         (23)
        Other assets .........................................................................                   49          (13)
        Accounts payable .....................................................................                 (997)        (876)
        Income taxes payable .................................................................                   (2)        (119)
        Accrued expenses and customer advances ...............................................                 (628)          27
                                                                                                            -------      -------
Net cash provided (used) by operating activities .............................................                 (742)        (601)
Investing activities:
Capital expenditures .........................................................................                 (408)      (1,048)
Payments for purchase of net assets of TPS, Inc. net of cash acquired ........................                 (429)          --
                                                                                                            -------      -------
Net cash used by investing activities ........................................................                 (837)      (1,048)

Financing activities:
Payments of long-term debt ...................................................................                 (564)         (73)
Borrowings on lines of credit ................................................................                1,101          950
Payments on lines of credit ..................................................................                 (283)          --
Net proceeds from the exercise of stock options ..............................................                   13            7
                                                                                                            -------      -------
Net cash provided by financing activities ....................................................                  267          884
Effects of exchange rate changes .............................................................                  (15)          (6)
                                                                                                            -------      -------
Net (decrease) in cash and cash equivalents ..................................................               (1,327)        (771)
Cash and cash equivalents at beginning of period .............................................                1,924        1,208
                                                                                                            -------      -------
Cash and cash equivalents at end of period ...................................................              $   597      $   437
                                                                                                            =======      =======

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    DESCRIPTION  OF  THE  BUSINESS

    Bioanalytical Systems, Inc. and its subsidiaries (the "Company") engage in laboratory services, consulting and research related to analytical chemistry and chemical instrumentation. The Company also manufactures scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. The Company sells its equipment and software for use in industrial, governmental and academic laboratories. The Company's customers are located in the United States and throughout the world.

(2)    INTERIM  FINANCIAL  STATEMENTS  PRESENTATION

    The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1999. In the opinion of management, the consolidated financial statements for the three month periods ended December 31, 1998 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 31, 1999 are not necessarily indicative of the results for the year ending September 30, 2000.

(3)    INVENTORIES

    Inventories  consisted  of  (in  thousands):


                                   December 31, 1999  September 30, 1999
                                   -----------------  ------------------

Raw materials                         $   969              $ 1,050
Work in progress                          296                  253
Finished goods                            764                  595
                                      -------              -------
                                        2,030                1,898
LIFO reserve                             (107)                (107)
                                      -------              -------
                                      $ 1,923              $ 1,791
                                      =======              =======

(4)    DEBT

    The Company has a working capital line of credit, which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (8.25% at December 31, 1999) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,100,000 outstanding on this line of credit at December 31, 1999.

    The Company has an acquisition line of credit agreement, which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest accrues monthly on the outstanding balance at the bank's prime rate (8.5 % at December 31, 1999). There was no balance outstanding on this line of credit at December 31, 1999.

    On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.61% at December 31, 1999).

(5)    LITIGATION

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

(6)    ACQUISITION

    Effective October 1, 1999 the Company acquired all of the capital stock of Toxicology Pathology Services, Inc. (TPS), a provider of preclinical services to pharmaceutical companies in the United States. The purchase price was approximately $430,000 and was financed through the Company's line of credit (Note 5). The Company also refinanced approximately $750,000 of TPS debt utilizing the Company's line of credit. The purchase agreement provides for a 5 year incentive to be paid to the former shareholders of TPS, up to a maximum aggregate amount based upon certain performance targets, as defined in the agreement.

    The acquistion was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition.

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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998

    Total revenue for the three months ended December 31, 1999 decreased 3.3% to $4.4 million from $4.6 million for the three months ended December 31, 1998. The net decrease of $ 200,000 was primarily due to decreased revenue from products, which decreased to $1.7 million in the three months ended December 31, 1999 from $2.3 million for the three months ended December 31, 1998 as a result of decreases in microdialysis, electrochemistry and liquid chromatography product sales. During this same period, services revenue increased to $2.8 million for the three months ended December 31, 1999 from $2.3 million for the three months ended December 31, 1998 primarily as a result of the addition of preclinical services.

     Total cost of revenue for the three months ended December 31, 1999 increased 21.4% to $3.0 million from $2.5 million for the three months ended December 31, 1998. This increase of $500,000 was primarily due to the additional cost of revenue related to the services unit acquired to provide preclinical services. Cost of product revenue decreased to 37.0% as a percentage of product revenue for the three months ended December 31, 1999 from 41.3% of product revenue for the three months ended December 31, 1998, primarily due to a change in product mix. Cost of services revenue increased to 87.2% as a percentage of services revenue for the three months ended December 31, 1999 from 67.5% of services revenue for the three months ended December 31, 1998 primarily due to an increase in the level of staffing related to preclinical services.

    Selling expenses for the three months ended December 31, 1999 decreased 20.9% to $804,000 from $1,017,000 for the three months ended December 31, 1998 primarily due to the reduction of distributors commissions. Research and development expenses for the three months ended December 31, 1999 decreased 6.9% to $ 448,000 from $481,000 for the three months ended December 31, 1998 primarily due to the reduction of grant activity. General and administrative expenses for the three months ended December 31, 1999 increased 8.4% to $629,000 from $580,000 for the three months ended December 31, 1998, primarily as a result of the addition of the preclinical services unit.

    Other expense was $100,000 in the three months ended December 31, 1999, as compared to $28,000 in the three months ended December 31, 1998.

    The Company's effective tax rate for the three months ended December 31, 1999 was 34.5% as compared to 40.0% for the three months ended December 31, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

    At December 31, 1999, the Company had cash and cash equivalents of $597,000 compared to cash and cash equivalents of $1,924,000 at September 30, 1999. The decrease in cash resulted primarily from the Company's increase in capital expenditures.

    The Company's net cash (used) by operating activities was $(765,000) for the three months ended December 31, 1999 as compared to $(601,000) for the first three months of fiscal 2000. The negative cash flow from operations during the three months ended December 31, 1999 was partially the result of a net loss of $372,000 offset by non-cash charges of approximately $119,000 plus a net change of $(489,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased $997,000 to $1,188,000 at December 31, 1999.

    Cash used by investing activities decreased to $837,000 for the three months ended December 31, 1999 from $1,048,000 for the three months ended December 31, 1998, primarily as a result of the Company's acquisition of TPS. Cash provided by financing activities for the three months ended December 31, 1999 was approximately $267,000 primarily due to the increase of debt to complete the acquisition and refinancing of TPS.

    Total expenditures by the Company for property and equipment were $408,000 and $1,048,000 for the three months ended December 31, 1999 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates reduced levels of capital expenditures during the remainder of fiscal 2000 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company currently has no firm commitments for capital expenditures . The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

    Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank lines of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

    The Company has a working capital line of credit, which expires April 1, 2000 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (8.25 % at December 31, 1999) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,100,000 outstanding on this line of credit at December 31, 1999.

    The Company has an acquisition line of credit agreement, which expires April 1, 2000 and allows borrowings of up to $4,000,000. Interest accrues monthly on the outstanding balance at the bank's prime rate (8.5 % at December 31, 1999). There was no balance outstanding on this line of credit at December 31, 1999.

    On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.61% at December 31, 1999).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

    In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1999 and for the first quarter of fiscal 2000. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

    In the first quarter of 2000, the Company issued an aggregate of 14,201 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggregate purchase price of $13,172.66. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission.

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

    10.7 Credit Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated August 30, 1996 (Incorporated by reference to Exhibit
10.24 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.8 Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.9 Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.10 1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).

    10.11 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

    10.12 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated March 1, 1998 (Incorporated by reference to
Exhibit  10.14 to  Quarterly  Report  Form 10-Q for the  quarter  ended June 30,
1998).

    10.13 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Quarterly Report Form 10-Q for the quarter ended March 31,
1998).

    10.14 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to
Exhibit  10.16 to  Quarterly  Report  Form 10-Q for the  quarter  ended June 30,
1998).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/  PETER  T.  KISSINGER
-----------------------------
         Peter  T.  Kissinger
         President  and  Chief  Executive  Officer

Date:  February  14,  2000

By  /s/  DOUGLAS  P.  WIETEN
----------------------------
         Douglas  P.  Wieten
         Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:  February  14,  2000

BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS


     Number Assigned in
       Regulation S-K
          Item 601            Exhibit Number  Description of Exhibit
     ------------------       --------------  ----------------------
            (2)                               No Exhibit
            (3)                     3.1       Second   Amended   and   Restated   Articles  of   Incorporation   of
                                              Bioanalytical  Systems,  Inc.  (Incorporated  by  reference to Exhibit
                                              3.1 to Form 10-Q,  File No. 000-23357)
                                    3.2       Second Restated Bylaws of Bioanalytical  Systems, Inc.  (Incorporated
                                              by reference to  Exhibit 3.2 to Form 10-Q, File No. 000-23357).
            (4)                     4.1       Specimen  Certificate for Common Shares (Incorporated by reference to
                                              Exhibit 4.1 to Registration  Statement on Form S-1,  Registration  No.
                                              333-36429)
                                    4.2       See Exhibits 3.1 and 3.2
            (10)                   10.1       Form  of  Employee   Confidentiality   Agreement   (Incorporated   by
                                              reference  to  Exhibit  10.1 to  Registration  Statement  on Form S-1,
                                              Registration No.  333-36429).
                                   10.2       Bioanalytical   Systems,   Inc.  Outside  Director  Stock  Option  Plan
                                              (Incorporated by reference to Exhibit 10.2 to Registration Statement on
                                              Form S-1, Registration No. 333-36429).
                                   10.3       Form of  Bioanalytical  Systems,  Inc.  Outside  Director  Stock Option
                                              Agreement  (Incorporated  by reference to Exhibit 10.3 to  Registration
                                              Statement on Form S-1, Registration No. 333-36429).
                                   10.4       Bioanalytical  Systems,  Inc.  1990 Employee  Incentive  Stock Option
                                              Plan  (Incorporated  by  reference  to  Exhibit  10.4 to  Registration
                                              Statement on Form S-1, Registration No.  333-36429).
                                   10.5       Form of  Bioanalytical  Systems,  Inc. 1990 Employee  Incentive Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.5  to
                                              Registration Statement on Form S-1, Registration No.  333-36429).
                                   10.6       Security  Agreement by and between  Bioanalytical  Systems,  Inc. and
                                              Bank One,  Lafayette,  N.A.,  dated August 22, 1996  (Incorporated  by reference  to Exhibit  10.17 to  Registration  Statement  on Form S-1,
                                              Registration No. 333-36429).
                                   10.7       Credit Agreement by and between Bioanalytical  Systems, Inc. and Bank
                                              One, Indiana,  N.A., dated August 30, 1996  (Incorporated by reference to Exhibit 10.24 to Registration  Statement on Form S-1,  Registration
                                              No. 333-36429).
                                   10.8       Bioanalytical  Systems,  Inc.  1997 Employee  Incentive  Stock Option
                                              Plan  (Incorporated  by  reference  to Exhibit  10.26 to  Registration
                                              Statement on Form S-1, Registration No. 333-36429).
                                   10.9       Form of  Bioanalytical  Systems,  Inc. 1997 Employee  Incentive Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.27 to
                                              Registration Statement on Form S-1, Registration No. 333-36429).


                                  10.10       1997 Bioanalytical  Systems,  Inc. Outside Director Stock Option Plan
                                              (Incorporated by reference to Exhibit 10.28 to Registration  Statement on Form S-1, Registration  No. 333-36429).
                                  10.11       Form of  Bioanalytical  Systems,  Inc.  1997 Outside  Director  Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.29 to
                                              Registration Statement on Form S-1, Registration No. 333-36429).
                                  10.12       Business Loan Agreement by and between Bioanalytical  Systems,  Inc., and Bank One,  Indiana,  N.A.  dated  March 1, 1998  (Incorporated  by reference  to  Exhibit  10.14 to  Quarterly  report  Form 10-Q for the quarter ended June 30, 1998).
                                  10.13       Commercial Security Agreement by and between  Bioanalytical  Systems,
                                              Inc. and Bank One,  Indiana,  N.A., dated March 1, 1998  (Incorporated by  reference to Exhibit  10.15 to Quarterly  report Form 10-Q for the quarter ended June 30, 1998).
                                  10.14       Negative Pledge Agreement by and between Bioanalytical  Systems, Inc.
                                              and Bank One,  Indiana,  N.A.,  dated March 1, 1998  (Incorporated  by reference  to  Exhibit  10.16 to  Quarterly  report  Form 10-Q for the quarter ended June 30, 1998).
                                  10.17       Promissory Note for $7,500,000 executed by Bioanalytical Systems, Inc.
                                              in favor of Bank  One,  N.A.,  dated  March 1, 1998  (Incorporated  by reference  to Exhibit  10.17 to Form 10-Q for the quarter  ended March
                                              31, 1998).
                                  10.18       Business Loan Agreement by and between Bioanalytical Systems, Inc. and
                                              Bank One, Indianapolis, NA, dated June 24, 1999 related to loan in the amount of  $3,500,000  (Incorporated  by reference to Exhibit 10.18 to
                                              Form 10-Q for the quarter ended June 30, 1999).
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
