Form 10-Q
period 2000-03-31
BIOANALYTICAL SYSTEMS INC
filed 2000-05-15
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 333-36429


BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA                                                           35-1345024
-------                                                           -----------
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN                                                47906
--------------------                                              -----------
(Address of principal executive offices)                          (Zip code)

(765) 463-4527
----------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES          [X]               NO

As  of  March  31,  2000,   4,562,645  Common  Shares  of  the  registrant  were
outstanding.

                                                                     PAGE NUMBER

PART I      FINANCIAL INFORMATION
Item 1      Financial Statements (Unaudited):

            Consolidated Balance Sheets as of March 31, 2000 and
            September 30, 1999                                                 4

            Consolidated Statements of Operations for the Three
            Months and Six Months ended March 31, 2000 and 1999                5

            Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2000 and 1999                                      6

            Notes to Consolidated Financial Statements                         7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8

PART II     OTHER INFORMATION                                                 11
Item 1      Legal Proceedings                                                 11

Item 2      Changes in Securities and Use of Proceeds                         11

Item 4      Submission of Matters to a Vote of Security Holders               11

Item 6      Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                    13

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS


                                   BIOANALYTICAL SYSTEMS, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                (in thousands, except share data)


                                                                      March 31,   September 30,
                                                                           2000           1999
                                                                    (Unaudited)         (Note)
                                                                    -----------         ------
 ASSETS
      Current Assets:
      Cash and cash equivalents                                           $ 532         $ 1,924
      Accounts receivable, net                                            2,838           3,683
      Inventories                                                         2,196           1,791
      Other current assets                                                   63              81
      Deferred income taxes                                                 242             242
                                                                        -------         -------
         Total Current Assets                                             5,871           7,721
     Property and equipment:
     Land and improvements                                                  259             171
     Buildings and improvements                                          13,774          11,638
     Machinery and equipment                                             10,351           9,144
     Office furniture and fixtures                                        1,382           1,319
     Construction in process                                                  7             107
                                                                        -------         -------
                                                                         25,773          22,379
         Less accumulated depreciation                                   (6,891)         (5,024)
                                                                        -------         -------
                                                                         18,882          17,355
 Goodwill, less accumulated amortization of $177 and $143                 1,019           1,053
 Other assets                                                               162             192
                                                                        -------         -------

                Total Assets                                            $25,934         $26,321
                                                                        =======         =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                                                    $1,318          $2,020
     Income taxes payable                                                     6               2
     Accrued expenses                                                       526             816
     Customer advances                                                      550             155
     Current portion of capital lease obligation                            220             220
     Current portion of long-term debt                                      237             233
     Lines of credit                                                      1,701             ---
                                                                          -----             ---
         Total current liabilities                                        4,558           3,446
 Capital lease obligation, less current portion                             795             903
 Long-term debt, less current portion                                     3,092           3,209
 Deferred income taxes                                                      858           1,342
 Shareholders equity:
     Preferred Shares:
        1,000,000 shares authorized; no shares issued
        and outstanding                                                      --              --
     Common Shares:  19,000,000 shares
        authorized; 4,562,645 and 4,514,349
        shares issued and outstanding                                     1,011           1,000
   Additional paid-in capital                                            10,496          10,482
   Retained earnings                                                      5,161           5,960
   Accumulated other comprehensive loss
     Currency translation adjustment                                        (37)            (21)
                                                                        -------         -------
          Total shareholders' equity                                     16,631          17,421
                                                                        -------         -------

                Total liabilities and shareholders'  equity             $25,934         $26,321
                                                                        =======         =======

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




                                             BIOANALYTICAL SYSTEMS, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share amounts)
                                                     (Unaudited)

                                                   Three Months      Three Months        Six Months       Six Months
                                                 Ended Mar 31,     Ended Mar 31,     Ended Mar 31,    Ended Mar 31,
                                                              -                 -                 -
                                                           2000              1999              2000             1999
                                                        -------           -------           -------          -------
Services revenue                                        $ 2,610           $ 2,728           $ 5,383          $ 5,031
Product revenue                                           1,480             2,329             3,153            4,624
                                                        -------           -------           -------          -------
    Total revenue                                         4,090             5,057             8,536            9,655

Cost of services revenue                                  2,167             1,644             4,585            3,199
Cost of product revenue                                     525               876             1,144            1,823
                                                        -------           -------           -------          -------
    Total cost of revenue                                 2,692             2,520             5,729            5,022

Gross profit                                              1,398             2,537             2,807            4,633

Operating expenses:
    Selling                                                 726               924             1,530            1,941
    Research and development                                447               554               895            1,035
    General and administrative                              750               719             1,379            1,299
                                                        -------           -------           -------          -------

        Total Operating  Expenses                         1,923             2,197            3,804            4,275
                                                        -------           -------           -------          -------
Operating income (loss)                                    (525)              340              (997)             358

Interest income                                               1                 2                13                7
Interest expense                                           (121)              (24)             (242)             (65)
Other income (expense)                                       (4)               38                13               48
Loss on sale of property and equipment                       (8)               (2)              (16)              (4)
                                                        -------           -------           -------          -------

Income (loss) before income taxes                          (657)              354            (1,229)             344
Income taxes                                               (230)              154              (430)             150
                                                        -------           -------           -------          -------
Net income (loss)                                        $ (427)            $ 200            $ (799)           $ 194
                                                        =======             =====           =======            =====


Basic net income (loss) per common share                $  (.09)            $ .04            $ (.18)           $ .04

Diluted net income (loss) per common and                $  (.09)            $ .04            $ (.18)           $ .04
common equivalent share

Basic weighted average common shares                  4,560,474         4,506,423         4,538,028        4,501,202
Diluted weighted average common and common            4,560,474         4,695,633         4,538,028        4,662,432
equivalent shares outstanding

See accompanying notes.



                                             BIOANALYTICAL SYSTEMS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                     (Unaudited)

                                                                               Six Months Ended     Six Months Ended
                                                                                   Mar 31, 2000         Mar 31, 1999
                                                                                   ------------         ------------
Operating activities:
Net income (loss)                                                                       $  (799)               $ 194
Adjustments to reconcile net income (loss) to net cash (used) by
    Depreciation and amortization                                                           580                  533
    Loss on sale of property and equipment                                                    8                    4
    Deferred income taxes                                                                  (484)                  86
    Changes in operating assets and liabilities:
        Accounts receivable                                                               1,058                 (177)
        Inventories                                                                        (402)                 (47)
        Other assets                                                                         79                  (46)
        Accounts payable                                                                   (867)                (607)
        Income taxes payable                                                                  4                  (81)
        Accrued expenses and customer advances                                             (413)                (142)
                                                                                        -------              -------
Net cash (used) by operating activities                                                  (1,236)                (283)

Investing activities:
Capital expenditures                                                                       (459)              (2,292)
Payments for purchase of net assets of TPS, Inc. net of cash acquired                      (446)                 ---
                                                                                        -------              -------
Net cash used by investing activities                                                      (905)              (2,292)

Financing activities:
Payments of long-term debt                                                                 (677)                (132)
Borrowings on lines of credit                                                             1,700                2,350
Payments on lines of credit                                                                (283)                 ---
Net proceeds from the exercise of stock options                                              25                   14
                                                                                        -------              -------
Net cash provided by financing activities                                                   765                2,232

Effects of exchange rate changes                                                            (16)                 (11)
                                                                                        -------              -------
Net (decrease) in cash and cash equivalents                                              (1,392)                (354)
Cash and cash equivalents at beginning of period                                          1,924                1,208
                                                                                        -------              -------
Cash and cash equivalents at end of period                                                 $532                 $854
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

(2)    INTERIM  FINANCIAL  STATEMENT  PRESENTATION

   The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1999. In the opinion of management, the consolidated financial statements for the three month periods and the six month periods ended March 31, 2000 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the six month period ended March 31, 2000 are not necessarily indicative of the results for the year ending September 30, 2000.

(3)    INVENTORIES

    Inventories  consisted  of  (in  thousands):


                                  March 31, 2000    September 30, 1999

Raw materials                            $ 1,100           $ 1,050
Work in progress                             336               253
Finished goods                               867               595
                                             ---               ---
                                           2,303             1,898
LIFO reserve                               (107)             (107)
                                           -----             -----
                                         $ 2,196           $ 1,791
                                         =======           =======

(4)    DEBT

    The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (8.50% at March 31, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,700,000 outstanding on this line of credit at March 31, 2000.

On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.1325% at March 31, 2000).

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

(6)    ACQUISITION

Effective October 1, 1999 the Company acquired all of the capital stock of Toxicology Pathology Services, Inc. (TPS), a provider of preclinical services to pharmaceutical companies in the United States. The purchase price was approximately $430,000 and was financed through the Company's line of credit (Note 4). The Company also refinanced approximately $750,000 of TPS debt utilizing the Company's line of credit. The purchase agreement provides for a 5 year incentive to be paid to the former shareholders of TPS, up to a maximum aggregate amount based upon certain performance targets, as defined in the agreement.

The acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the date of acquisition.

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

RESULTS  OF  OPERATIONS

THREE  MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

     Total revenue for the three months ended March 31, 2000 decreased 19.1% to $4.1 million from $5.1 million for the three months ended March 31, 1999. The net decrease of $1.0 million was primarily due to decreased revenue from products, which decreased to $1.5 million in the three months ended March 31, 2000 from $2.3 million for the three months ended March 31, 1999 as a result of decreases in microdialysis, electrochemistry and liquid chromatography product sales. During this same period, service revenue decreased to $2.6 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999 primarily as a result of delays and cancellations by certain pharmaceutical customers.

     Total cost of revenue for the three months ended March 31, 2000 increased 6.8% to $2.7 million from $2.5 million for the three months ended March 31, 1999. This increase of $200,000 was primarily due to the additional cost of revenue related to the services unit acquired to provide preclinical services. Cost of services revenue increased to 83.0% as a percentage of services revenue for the three months ended March 31, 2000 from 60.3% of services revenue for the three months ended March 31, 1999 primarily due to an increase in the level of staffing related to preclinical services. Cost of product revenue decreased to 35.5% as a percentage of product revenue for the three months ended March 31, 2000 from 37.6% of product revenue for the three months ended March 31, 1999, primarily due to a change in product mix.

     Selling expenses for the three months ended March 31, 2000 decreased 21.4% to $726,000 from $924,000 for the three months ended March 31, 1999 primarily due to the reduction of distributors commissions. Research and development expenses for the three months ended March 31, 2000 decreased 19.3% to $ 447,000 from $554,000 for the three months ended March 31, 1999 primarily due to the reduction of grant activity. General and administrative expenses for the three months ended March 31, 2000 increased 4.3% to $750,000 from $719,000 for the three months ended March 31, 1999, primarily as a result of the addition of the preclinical services unit.

 Other expense was $132,000 in the three months ended March 31, 2000, as compared to other income of $14,000 in the three months ended March 31, 1999, primarily as a result of increased interest expense due to the increase in debt.

     The Company's effective tax rate for the three months ended March 31, 2000 was 35.0% as compared to 43.5% for the three months ended March 31, 1999. The lower rate for the three months ended March 31, 2000 was due in part to the impact of the state gross receipts tax.

SIX  MONTHS ENDED MARCH 31, 2000 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999

     Total revenue for the six months ended March 31, 2000 decreased 11.6% to $8.5 million from $9.6 million for the six months ended March 31, 1999. The net decrease of $1.1 million was primarily due to decreased revenue from products, which decreased to $3.2 million in the six months ended March 31, 2000 from $4.6 million for the six months ended March 31, 1999 as a result of the ongoing lag in Asia. Service revenue increased to $5.4 million for the six months ended March 31, 2000 from $5.0 million for the six months ended March 31, 1999 primarily as a result of the addition of the preclinical services unit.

     Total cost of revenue for the six months ended March 31, 2000 increased 14.1% to $5.7 million from $5.0 million for the six months ended March 31, 1999. This increase of $700,000 was primarily due to the additional cost of revenue related to the preclinical services unit acquired in Evansville effective October 1, 1999. Cost of services revenue increased to 85.2% as a percentage of services revenue for the six months ended March 31, 2000 from 63.6% of services revenue for the six months ended March 31, 1999 primarily due to the addition of the preclinical services unit acquired in Evansville, Indiana effective October 1, 1999. Cost of product revenue decreased to 36.3% as a percentage of product revenue for the six months ended March 31, 2000 from 39.4% of product revenue for the six months ended March 31, 1999, primarily due to a change in product mix.

     Selling expenses for the six months ended March 31, 2000 decreased 21.2% to $1,530,000 from $1,941,000 for the six months ended March 31, 1999 primarily due to reduced distributor commissions. Research and development expenses for the six months ended March 31, 2000 decreased 13.5% to $895,000 from $1,035,000 for the six months ended March 31, 1999 primarily due to the decrease of grant projects. General and administrative expenses for the six months ended March 31, 2000 increased 6.2% to $1,379,000 from $1,299,000 for the six months ended March 31, 1999, primarily as a result of the addition of the preclinical services unit acquired in Evansville, Indiana effective October 1, 1999.

 Other income (expense), net, was approximately $(232,000) in the six months ended March 31, 2000, as compared to approximately $(14,000) in the six months ended March 31, 1999 as a result of an increase in interest expense due to the increase in debt.

     The Company's effective tax rate for the six months ended March 31, 2000 was 35.0% as compared to 43.6% for the six months ended March 31, 1999. The lower rate for the six months ended March 31, 2000 was due in part to the impact of the state gross receipts tax.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2000, the Company had cash and cash equivalents of $532,000 compared to cash and cash equivalents of $1,924,000 at September 30, 1999. The decrease in cash resulted primarily from the Company's operating activities.

     The Company's net cash (used) by operating activities was $(1,236,000) for the six months ended March 31, 2000 as compared to $(287,000) for the first six months of fiscal 1999. The negative cash flow from operations during the six months ended March 31, 2000 was partially the result of a net loss of $799,000 offset by non-cash charges of $104,000 plus a net change of $(541,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased $867,000 to $1,318,000 at March 31, 2000.

     Cash used by investing activities was $905,000 for the six months ended March 31, 2000 from $2,288,000 for the six months ended March 31, 1999, primarily as a result of the Company's acquistion of the preclinical services unit. Cash provided by financing activities for the six months ended March 31, 2000 was $765,000 primarily due to the increase of debt to complete the acquistion and refinancing of debt of the preclinical services unit.

     Total expenditures by the Company for property and equipment were $459,000 and $2,288,000 for the six months ended March 31, 2000 and 1999, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates reduced levels of capital expenditures during the remainder of fiscal 2000 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company currently has no firm commitments for capital expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank lines of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

 The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (8.50 % at March 31, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,700,000 outstanding on this line of credit at March 31, 2000.

On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.1325% at March 31, 2000).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1999 and for the first six months of fiscal 2000. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

     In the second quarter of 2000, the Company issued an aggregate of 39,095 Common Shares to certain employees and members of the Company's Board of Directors upon the exercise of stock options for an aggregate purchase price of $25,802.70. The issuance of these Common Shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 701 of the Securities and Exchange Commission (the "SEC").

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held February 17, 2000, the following actions were taken:

1. The following directs were elected to serve until the next annual meeting until their successors are duly elected and qualified, as follows:

                                            Votes
                           Votes For        Withheld        Abstention

William E. Baitinger       3,718,860                          24,240
Michael K. Campbell        3,720,260                          22,840
Candice B. Kissinger       3,715,860                          22,240
Peter T. Kissinger         3,712,325                          30,775
E. John A. Kraeutler       3,719,660                          23,440
Ronald E. Shoup            3,719,960                          23,140
W. Leigh Thompson          3,719,660                          23,440

2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2000 was approved by the vote of 3,706,882 shares.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Quarterly report on Form 10-Q for the quarter ended December 31, 1997, File No. 000-23357)

     3.2 Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Quarterly report on Form 10-Q for the quarter ended December 31, 1997, File No. 000-23357).

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

     10.11 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

     10.12 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated March 1, 1998 (Incorporated by reference to
Exhibit  10.14 to Quarterly  Report on Form 10-Q for the quarter  ended June 30,
1998).

     10.13 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.14 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to
Exhibit  10.16 to Quarterly  Report on Form 10-Q for the quarter  ended June 30,
1998).

     10.18 Business Loan Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indianapolis, NA, dated June 24, 1999 related to loan in the amount of $3,500,000 (Incorporated by reference to exhibit 10.18 to Quarterly report on Form 10-Q for the quarter ended June 30, 1999).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/  PETER  T.  KISSINGER
--------------------------------------
         Peter  T.  Kissinger
         President  and  Chief  Executive  Officer

Date:  May  15,  2000
By  /s/  DOUGLAS  P.  WIETEN
-------------------------------------
         Douglas  P.  Wieten
         Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:  May  15,  2000


BIOANALYTICAL SYSTEMS, INC.
FORM 10-Q
INDEX TO EXHIBITS


     Number Assigned in       Exhibit Number  Description of Exhibit
       Regulation S-K
          Item 601
            (2)                               No Exhibit.
            (3)                    3.1        Second   Amended   and   Restated   Articles  of   Incorporation   of
                                              Bioanalytical  Systems,  Inc.  (Incorporated  by  reference to Exhibit
                                              3.1 to Quarterly  report on Form 10-Q for the quarter  ended  December
                                              31, 1997,  File No. 000-23357)
                                   3.2        Second Restated Bylaws of Bioanalytical  Systems, Inc.  (Incorporated
                                              by reference  to Exhibit 3.2 to Quarterly  report on Form 10-Q for the quarter ended December 31, 1997, File No. 000-23357).
            (4)                    4.1        Specimen  Certificate for Common Shares (Incorporated by reference to
                                              Exhibit 4.1 to Registration  Statement on Form S-1,  Registration  No.
                                              333-36429)
                                   4.2        See Exhibits 3.1 and 3.2
            (10)                   10.1       Form  of  Employee   Confidentiality   Agreement   (Incorporated   by
                                              reference  to  Exhibit  10.1 to  Registration  Statement  on Form S-1,
                                              Registration No.  333-36429).
                                   10.2       Bioanalytical  Systems,  Inc.  Outside  Director  Stock  Option  Plan
                                              (Incorporated  by reference to Exhibit 10.2 to Registration  Statement on Form S-1, Registration No.  333-36429).
                                   10.3       Form of  Bioanalytical  Systems,  Inc.  Outside Director Stock Option
                                              Agreement  (Incorporated  by reference to Exhibit 10.3 to Registration
                                              Statement on Form S-1, Registration No.  333-36429).
                                   10.4       Bioanalytical  Systems,  Inc.  1990 Employee  Incentive  Stock Option
                                              Plan  (Incorporated  by  reference  to  Exhibit  10.4 to  Registration
                                              Statement on Form S-1, Registration No.  333-36429).
                                   10.5       Form of  Bioanalytical  Systems,  Inc. 1990 Employee  Incentive Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.5  to
                                              Registration Statement on Form S-1, Registration No.  333-36429).
                                   10.6       Security  Agreement by and between  Bioanalytical  Systems,  Inc. and
                                              Bank One,  Lafayette,  N.A.,  dated August 22, 1996  (Incorporated  by reference  to Exhibit  10.17 to  Registration  Statement  on Form S-1,
                                              Registration No. 333-36429).
                                   10.7       Credit Agreement by and between Bioanalytical  Systems, Inc. and Bank
                                              One, Indiana,  N.A., dated August 30, 1996  (Incorporated by reference to Exhibit 10.24 to Registration  Statement on Form S-1,  Registration
                                              No. 333-36429).
                                   10.8       Bioanalytical  Systems,  Inc.  1997 Employee  Incentive  Stock Option
                                              Plan  (Incorporated  by  reference  to Exhibit  10.26 to  Registration
                                              Statement on Form S-1, Registration No. 333-36429).
                                   10.9       Form of  Bioanalytical  Systems,  Inc. 1997 Employee  Incentive Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.27 to
                                              Registration Statement on Form S-1, Registration No. 333-36429).


                                  10.10       1997 Bioanalytical  Systems,  Inc. Outside Director Stock Option Plan
                                              (Incorporated by reference to Exhibit 10.28 to Registration  Statement on Form S-1, Registration  No. 333-36429).
                                  10.11       Form of  Bioanalytical  Systems,  Inc.  1997 Outside  Director  Stock
                                              Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.29 to
                                              Registration Statement on Form S-1, Registration No. 333-36429).
                                  10.12       Business Loan Agreement by and between Bioanalytical  Systems,  Inc., and Bank One,  Indiana,  N.A.  dated  March 1, 1998  (Incorporated  by reference to Exhibit  10.14 to  Quarterly  report on Form 10-Q for the quarter ended June 30, 1998).
                                  10.13       Commercial Security Agreement by and between  Bioanalytical  Systems,
                                              Inc. and Bank One,  Indiana,  N.A., dated March 1, 1998  (Incorporated by  reference to Exhibit  10.15 to  Quarterly  report on Form 10-Q for the quarter ended June 30, 1998).
                                  10.14       Negative Pledge Agreement by and between Bioanalytical  Systems, Inc.
                                              and Bank One,  Indiana,  N.A.,  dated March 1, 1998  (Incorporated  by reference to Exhibit  10.16 to  Quarterly  report on Form 10-Q for the quarter ended June 30, 1998).
                                  10.18       Business Loan Agreement by and between  Bioanalytical  Systems,  Inc.
                                              and Bank One,  Indianapolis,  NA,  dated June 24, 1999 related to loan in the amount of  $3,500,000  (Incorporated  by  reference  to Exhibit
                                              10.18 to  Quarterly  report on Form 10-Q for the  quarter  ended  June
                                              30,1999).
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