Form 10-Q
period 2000-06-30
BIOANALYTICAL SYSTEMS INC
filed 2000-08-07
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


                        Commission File Number 333-36429

                           BIOANALYTICAL SYSTEMS, INC.
                           ---------------------------
           (Exact name of the registrant as specified in its charter)

         INDIANA                                               35-1345024
         --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


     2701 KENT AVENUE
    WEST LAFAYETTE, IN                                           47906
   --------------------                                          -----
   (Address of principal                                      (Zip code)
     executive offices)

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

        YES  [X]          NO

As of June 30, 2000, 4,562,645 Common Shares of the registrant were outstanding.

                                                                     PAGE NUMBER

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):

           Consolidated Balance Sheets as of June 30, 2000 and
           September 30, 1999                                              4

           Consolidated Statements of Operations for the Three             5
           Months and Nine Months ended June 30, 2000 and 1999

           Consolidated Statements of Cash Flows for the Nine Months       6
           Ended June 30, 2000 and 1999

           Notes to Consolidated Financial Statements                      6

Item 2   Management's Discussion and Analysis of Financial                 7
         Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures About Market Risk        9


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                 9

Item 6   Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                11

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                                 BIOANALYTICAL SYSTEMS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                               in thousands, except share data)



                                                         June 30, 2000    September 30, 1999
                                                          (Unaudited)            (Note)
                                                         -------------    ------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                 $    676           $  1,924
  Accounts receivable, net                                     2,861              3,683
  Inventories                                                  2,077              1,791
  Other current assets                                            84                 81
  Deferred income taxes                                          242                242
                                                            --------           --------
      Total Current Assets                                     5,940              7,721
  Property and equipment:
  Land and improvements                                          260                171
  Buildings and improvements                                  13,774             11,638
  Machinery and equipment                                     10,631              9,144
  Office furniture and fixtures                                1,386              1,319
  Construction in process                                          7                107
                                                            --------           --------
      Total Property and Equipment                            26,058             22,379
      Less accumulated depreciation                           (7,191)            (5,024)
                                                            --------           --------
                                                              18,867             17,355
 Goodwill, less accumulated amortization of $191 and $143      1,005              1,053
 Other assets                                                    157                192
                                                            --------           --------

      Total Assets                                          $ 25,969           $ 26,321
                                                            ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,438           $  2,020
  Income taxes payable                                           (36)                 2
  Accrued expenses                                               505                816
  Customer advances                                              825                155
  Current portion of capital lease obligation                    220                220
  Current portion of long-term debt                              235                233
  Lines of credit                                              1,751                 --
                                                            --------           --------
      Total current liabilities                                4,938              3,446
Capital lease obligation, less current portion                   740                903
Long-term debt, less current portion                           3,033              3,209
Deferred income taxes                                            761              1,342

Shareholders equity:
  Preferred Shares:  1,000,000 shares authorized;
    no shares issued and outstanding                              --                 --
  Common Shares:  19,000,000 shares
    authorized; 4,562,645 and 4,514,349
    shares issued and outstanding                              1,011              1,000
  Additional paid-in capital                                  10,496             10,482
  Retained earnings                                            5,022              5,960
  Accumulated other comprehensive loss
      Currency translation adjustment                            (32)               (21)
                                                            --------           --------
      Total shareholders' equity                              16,497             17,421
                                                            --------           --------

      Total liabilities and shareholders' equity            $ 25,969           $ 26,321
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


                                              BIOANALYTICAL SYSTEMS, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share amounts)
                                                      (Unaudited)




                                                    Three Months      Three Months      Nine Months     Nine Months
                                                    Ended Jun 30,     Ended Jun 30,    Ended Jun 30,   Ended Jun 30,
                                                         2000              1999            2000            1999
                                                    -------------     -------------    -------------   -------------

Services revenue                                     $     2,528      $     2,561      $     7,910      $     7,592
Product revenue                                            2,924            2,412            6,077            7,036
                                                     -----------      -----------      -----------      -----------
    Total revenue                                          5,452            4,973           13,987           14,628

Cost of services revenue                                   2,278            1,795            6,862            4,994
Cost of product revenue                                    1,013              901            2,157            2,724
                                                     -----------      -----------      -----------      -----------
    Total cost of revenue                                  3,291            2,696            9,019            7,718

Gross profit                                               2,161            2,277            4,968            6,910

Operating expenses:
    Selling                                                1,009            1,011            2,539            2,952
    Research and development                                 471              463            1,367            1,498
    General and administrative                               769              675            2,147            1,974
                                                     -----------      -----------      -----------      -----------

    Total Operating  Expenses                              2,249            2,149            6,053            6,424
                                                     -----------      -----------      -----------      -----------
Operating income (loss)                                      (88)             128           (1,085)             486

Interest income                                                8                4               21               11
Interest expense                                            (135)             (47)            (377)            (112)
Other income (expense)                                         2               15               15               63
Loss on sale of property and equipment                        (1)              (8)             (17)             (12)
                                                     -----------      -----------      -----------      -----------

Income (loss) before income taxes                           (214)              92           (1,443)             436
Income taxes                                                 (75)              25             (505)             175
                                                     -----------      -----------      -----------      -----------
Net income (loss)                                    $      (139)     $        67      $      (938)     $       261
                                                     ===========      ===========      ===========      ===========


Basic net income (loss) per common share             $      (.03)     $       .01      $      (.21)   $         .06

Diluted net income (loss) per common and             $      (.03)     $       .01      $      (.21)   $         .06
common equivalent share

Basic weighted average common shares                   4,562,645        4,507,893        4,546,203        4,503,432
outstanding

Diluted weighted average common and common             4,562,645        4,693,878        4,546,203        4,672,914
equivalent shares outstanding

See accompanying notes



                                              BIOANALYTICAL SYSTEMS, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)
                                                      (Unaudited)



                                                                              Nine Months Ended    Nine Months Ended
                                                                                June 30, 2000        June 30, 1999
                                                                              -----------------    -----------------

Operating activities:
Net income (loss)                                                                 $  (938)              $   261
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities:
    Depreciation and amortization                                                     893                   843
    Loss on sale of property and equipment                                             17                    12
    Deferred income taxes                                                            (581)                   37
    Changes in operating assets and liabilities:
      Accounts receivable                                                           1,036                   232
      Inventories                                                                    (283)                 (129)
      Other assets                                                                     63                    (5)
      Accounts payable                                                               (748)                 (618)
      Income taxes payable                                                            (38)                 (151)
      Accrued expenses and customer advances                                         (159)                 (268)
                                                                                  -------               -------
Net cash provided (used) by operating activities                                     (738)                  214

Investing activities:
Capital expenditures                                                                 (753)               (2,874)
Payments for purchase of net assets of TPS, Inc. net of cash acquired                (446)                   --
                                                                                  -------               -------
Net cash used by investing activities                                              (1,199)               (2,874)

Financing activities:
Borrowings of long-term debt                                                           --                 3,500
Payments of long-term debt                                                           (792)                 (216)
Borrowings on lines of credit                                                       2,201                 2,850
Payments on lines of credit                                                          (733)               (2,850)
Net proceeds from the exercise of stock options                                        25                    14
                                                                                  -------               -------
Net cash provided by financing activities                                             701                 3,298

Effects of exchange rate changes                                                      (12)                   14
                                                                                  -------               -------
Net (decrease) in cash and cash equivalents                                        (1,248)                  652
Cash and cash equivalents at beginning of period                                    1,924                 1,208
                                                                                  -------               -------
Cash and cash equivalents at end of period                                        $   676               $ 1,860
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

(2)  INTERIM  FINANCIAL  STATEMENT  PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 1999. In the opinion of management, the consolidated financial statements for the three month periods and the nine month periods ended June 30, 2000 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the nine month period ended June 30, 2000 are not necessarily indicative of the results for the year ending September 30, 2000.

(3)  INVENTORIES

     Inventories consisted of (in thousands):


                                   June 30, 2000       September 30, 1999
                                   -------------       ------------------

        Raw materials                 $ 1,043               $ 1,050
        Work in progress                  319                   253
        Finished goods                    822                   595
                                      -------               -------
                                        2,184                 1,898
        LIFO reserve                     (107)                 (107)
                                      -------               -------
                                      $ 2,077               $ 1,791
                                      =======               =======

(4)  DEBT

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (9.00% at June 30, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,751,000 outstanding on this line of credit at June 30, 2000.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.68% at June 30, 2000).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

     Total revenue for the three months ended June 30, 2000 increased 9.6% to $5.5 million from $5.0 million for the three months ended June 30, 1999. The net increase of $500,000 was primarily due to increased revenue from products, which increased to $2.9 million in the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999 as a result of increases in microdialysis and electrochemistry product sales.

     Total cost of revenue for the three months ended June 30, 2000 increased 22.1% to $3.3 million from $2.7 million for the three months ended June 30, 1999. This increase of $600,000 was primarily due to the additional cost of revenue related to the unit acquired to provide preclinical services. Cost of services revenue increased to 90.1% of services revenue for the three months ended June 30, 2000 from 70.1% of services revenue for the three months ended June 30, 1999 primarily due to an increase in the level of staffing related to preclinical services. Cost of product revenue decreased to 34.6% of product revenue for the three months ended June 30, 2000 from 37.4% of product revenue for the three months ended June 30, 1999, primarily due to a change in product mix.

     Selling expenses for the three months ended June 30, 2000 of $1,009,000 were approximately the same as three months ended June 30, 1999. Research and development expenses for the three months ended June 30, 2000 increased 1.7% to $ 471,000 from $463,000 for the three months ended June 30, 1999. General and administrative expenses for the three months ended June 30, 2000 increased 13.9% to $769,000 from $675,000 for the three months ended June 30, 1999, primarily as a result of the addition of the preclinical services unit.

     Other expense was $126,000 in the three months ended June 30, 2000, as compared to other expense of $36,000 in the three months ended June 30, 1999, primarily as a result of increased interest expense due to the increase in debt.

     The Company's effective tax rate for the three months ended June 30, 2000 was 35.0% as compared to 27.2% for the three months ended June 30, 1999. The higher rate for the three months ended June 30, 2000 was due in part to the impact of foreign income in 1999.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999

     Total revenue for the nine months ended June 30, 2000 decreased 4.4% to $14.0 million from $14.6 million for the nine months ended June 30, 1999. The net decrease of $600,000 was primarily due to decreased revenue from products, which decreased to $6.0 million in the nine months ended June 30, 2000 from $7.0 million for the nine months ended June 30, 1999 as a result of the ongoing lag in demand from Asia. Service revenue increased to $7.9 million for the nine months ended June 30, 2000 from $7.6 million for the nine months ended June 30, 1999 primarily as a result of the addition of the preclinical services unit acquired in Evansville, Indiana effective October 1, 1999.

     Total cost of revenue for the nine months ended June 30, 2000 increased 16.9% to $9.0 million from $7.7 million for the nine months ended June 30, 1999. This increase of $1.3 million was primarily due to the additional cost of revenue related to the preclinical services unit acquired in Evansville effective October 1, 1999. Cost of services revenue increased to 86.8% of services revenue for the nine months ended June 30, 2000 from 65.8% of services revenue for the nine months ended June 30, 1999 primarily due to the addition of the preclinical services unit acquired in Evansville, Indiana effective October 1, 1999. Cost of product revenue decreased to 35.5% of product revenue for the nine months ended June 30, 2000 from 38.7% of product revenue for the nine months ended June 30, 1999, primarily due to a change in product mix.

     Selling expenses for the nine months ended June 30, 2000 decreased 14.0% to $2,539,000 from $2,952,000 for the nine months ended June 30, 1999 primarily due to reduced distributor commissions. Research and development expenses for the nine months ended June 30, 2000 decreased 8.8% to $1,366,000 from $1,498,000 for the nine months ended June 30, 1999 primarily due to the decrease of grant projects. General and administrative expenses for the nine months ended June 30, 2000 increased 8.8% to $2,148,000 from $1,974,000 for the nine months ended June 30, 1999, primarily as a result of the addition of the preclinical services unit acquired in Evansville, Indiana effective October 1, 1999.

     Other income (expense), net, was approximately $(358,000) in the nine months ended June 30, 2000, as compared to approximately $(50,000) in the nine months ended June 30, 1999 as a result of an increase in interest expense due to the increase in debt.

     The Company's effective tax rate for the nine months ended June 30, 2000 was 35.0% as compared to 40.1% for the nine months ended June 30, 1999. The lower rate for the nine months ended June 30, 2000 was due in part to the impact of the Indiana gross receipts tax.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had cash and cash equivalents of $676,000 compared to cash and cash equivalents of $1,924,000 at September 30, 1999. The decrease in cash resulted primarily from the Company's investing activities.

     The Company's net cash provided (used) by operating activities was $(738,000) for the nine months ended June 30, 2000 as compared to $ 214,000 for the first nine months of fiscal 1999. The negative cash flow from operations during the nine months ended June 30, 2000 was partially the result of a net loss of $938,000 offset by non-cash charges of $329,000 plus a net change of $(129,000) in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased $748,000 to $1,438,000 at June 30, 2000.

     Cash provided (used) by investing activities was $(1,199,000) for the nine months ended June 30, 2000 as compared to $(2,874,000) for the nine months ended June 30, 1999. Cash provided by financing activities for the nine months ended June 30, 2000 was $701,000 primarily due to the increase of debt to complete the acquistion and refinancing of the preclinical services unit.

     Total expenditures by the Company for property and equipment were $753,000 and $2,874,000 for the nine months ended June 30, 2000 and 1999, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company anticipates reduced levels of capital expenditures during the remainder of fiscal 2000 in connection with the renovation and construction of additional facilities and the purchase of additional laboratory equipment. The Company currently has no firm commitments for capital expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank lines of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (9.0 % at June 30, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $1,751,000 outstanding on this line of credit at June 30, 2000.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.68% at June 30, 2000).


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New

Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. The Company has filed an answer in which it denied infringement and asserted that the patent on which CMA relies is invalid. Sales of the product in question accounted for less than one percent of the Company's revenues in fiscal 1999 and for the first nine months of fiscal 2000. The matter is now awaiting a trial date. Management intends to continue a vigorous defense against CMA's claims, and believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations. However, legal expenses associated with the defense of this suit have had and will continue to have an adverse effect on earnings.

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

     10.6 Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).

     10.7 Form of  Bioanalytical  Systems,  Inc. 1997 Employee  Incentive  Stock
Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

     10.8 1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).

     10.9 Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429)

     10.10 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2000.

     10.11 Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

     10.12 Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to
Exhibit  10.16 to Quarterly  Report on Form 10-Q for the quarter  ended June 30,
1998).

     10.13 Promissory Note by and between Bioanalytical Systems, Inc. and Bank One, Indianapolis, NA, dated June 24, 1999 related to loan in the amount of $3,500,000 (Incorporated by reference to exhibit 10.18 to Quarterly report on Form 10-Q for the quarter ended June 30, 1999).

     10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A. dated April 1, 2000.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.

By  /s/ PETER  T.  KISSINGER
--------------------------------
         Peter  T.  Kissinger
         President and Chief Executive Officer


Date:  August  15,  2000



By  /s/ DOUGLAS P. WIETEN
--------------------------------
         Douglas  P.  Wieten
         Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:  August  15,  2000


                           BIOANALYTICAL SYSTEMS, INC.
                                    FORM 10-Q
                                INDEX TO EXHIBITS



     Number Assigned in
       Regulation S-K
          Item 601          Number              Description of Exhibit
     ------------------     ------              ----------------------

            (2)                       No Exhibit.
            (3)              3.1      Second  Amended and  Restated  Articles of
                                      Incorporation  of  Bioanalytical  Systems,
                                      Inc. (Incorporated by reference to Exhibit
                                      3.1 to  Quarterly  report on Form 10-Q for
                                      the quarter ended December 31, 1997,  File
                                      No. 000-23357)
                             3.2      Second  Restated  Bylaws of  Bioanalytical
                                      Systems,  Inc.  (Incorporated by reference
                                      to Exhibit 3.2 to Quarterly report on Form
                                      10-Q for the quarter  ended  December  31,
                                      1997, File No. 000-23357).
            (4)              4.1      Specimen  Certificate  for  Common  Shares
                                      (Incorporated  by reference to Exhibit 4.1
                                      to  Registration  Statement  on Form  S-1,
                                      Registration No. 333-36429)
                             4.2      See Exhibits 3.1 and 3.2
            (10)            10.1      Form of Employee Confidentiality Agreement
                                      (Incorporated by reference to Exhibit 10.1
                                      to  Registration  Statement  on Form  S-1,
                                      Registration No. 333-36429).
                            10.2      Bioanalytical    Systems,   Inc.   Outside
                                      Director  Stock Option Plan  (Incorporated
                                      by    reference   to   Exhibit   10.2   to
                                      Registration   Statement   on  Form   S-1,
                                      Registration No. 333-36429).
                            10.3      Form  of   Bioanalytical   Systems,   Inc.
                                      Outside  Director  Stock Option  Agreement
                                      (Incorporated by reference to Exhibit 10.3
                                      to  Registration  Statement  on Form  S-1,
                                      Registration No. 333-36429).
                            10.4      Bioanalytical  Systems, Inc. 1990 Employee
                                      Incentive Stock Option Plan  (Incorporated
                                      by    reference   to   Exhibit   10.4   to
                                      Registration   Statement   on  Form   S-1,
                                      Registration No. 333-36429).
                            10.5      Form of Bioanalytical  Systems,  Inc. 1990
                                      Employee  Incentive Stock Option Agreement
                                      (Incorporated by reference to Exhibit 10.5
                                      to  Registration  Statement  on Form  S-1,
                                      Registration No. 333-36429).
                            10.6      Bioanalytical  Systems, Inc. 1997 Employee
                                      Incentive Stock Option Plan  (Incorporated
                                      by   reference   to   Exhibit   10.26   to
                                      Registration   Statement   on  Form   S-1,
                                      Registration No. 333-36429).
                            10.7      Form of Bioanalytical  Systems,  Inc. 1997
                                      Employee  Incentive Stock Option Agreement
                                      (Incorporated   by  reference  to  Exhibit
                                      10.27 to  Registration  Statement  on Form
                                      S-1, Registration No. 333-36429).
                            10.8      1997 Bioanalytical  Systems,  Inc. Outside
                                      Director  Stock Option Plan  (Incorporated
                                      by   reference   to   Exhibit   10.28   to
                                      Registration   Statement   on  Form   S-1,
                                      Registration No. 333-36429).
                            10.9      Form of Bioanalytical  Systems,  Inc. 1997
                                      Outside  Director  Stock Option  Agreement
                                      (Incorporated   by  reference  to  Exhibit
                                      10.29 to  Registration  Statement  on Form
                                      S-1, Registration No. 333-36429).




                            10.10     Business  Loan  Agreement  by and  between
                                      Bioanalytical Systems, Inc., and Bank One,
                                      Indiana, N.A. dated April 1, 2000.
                            10.11     Commercial   Security   Agreement  by  and
                                      between  Bioanalytical  Systems,  Inc. and
                                      Bank One,  Indiana,  N.A.,  dated March 1,
                                      1998 (Incorporated by reference to Exhibit
                                      10.15 to Quarterly report on Form 10-Q for
                                      the quarter ended June 30, 1998).
                            10.12     Negative  Pledge  Agreement by and between
                                      Bioanalytical  Systems, Inc. and Bank One,
                                      Indiana,   N.A.,   dated   March  1,  1998
                                      (Incorporated   by  reference  to  Exhibit
                                      10.16 to Quarterly report on Form 10-Q for
                                      the quarter ended June 30, 1998).
                            10.13     Promissory    Note    by    and    between
                                      Bioanalytical  Systems, Inc. and Bank One,
                                      Indiana,  NA,  dated June 24, 1999 related
                                      to  loan  in  the  amount  of   $3,500,000
                                      (Incorporated   by  reference  to  Exhibit
                                      10.18 to Quarterly report on Form 10-Q for
                                      the quarter ended June 30,1999).
                            10.14     Promissory Note for $3,500,000 executed by
                                      Bioanalytical  Systems,  Inc.  in favor of
                                      Bank One,  Indiana,  N.A.  dated  April 1,
                                      2000.
            (11)            11.1      Statement  Regarding  Computation  of  Per
                                      Share Earnings.
            (15)                      No Exhibit
            (18)                      No Exhibit
            (19)                      No Exhibit
            (22)                      No Exhibit
            (23)                      No Exhibit
            (24)                      No Exhibit
            (27)                      Financial Data Schedule
            (99)                      No Exhibit


                                       13