Form 10-K
period 2000-09-30
BIOANALYTICAL SYSTEMS INC
filed 2000-12-29
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000.

OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 for the  transition  period from ___________  to
          _________________.


                        Commission File Number 333-36429

                           BIOANALYTICAL SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)


                 INDIANA                                        35-1345024
     -------------------------------                       -------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                        Identification No.)

            2701 KENT AVENUE
           WEST LAFAYETTE, IN                                     47906
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip code)


                                 (765) 463-4527
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Based on the closing price on the NASDAQ exchange, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $4,924,744. As of November 30, 2000, 4,563,397 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of November 30, 2000.

Documents Incorporated by Reference: Certain portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with its 2001 Annual Meeting of Shareholders is incorporated by reference to those items listed in Part III of this Form 10-K.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

Item 1.   Business ........................................................    3
Item 2.   Properties ......................................................   11
Item 3.   Legal Proceedings ...............................................   11
Item 4.   Submission of Matters to a Vote of Security Holders .............   11


Part II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters .................................   12
Item 6.   Selected Consolidated Financial Data ............................   13
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ...................   14
Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk ...............................................   17
Item 8.   Financial Statements and Supplementary Data .....................   18
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ..........................   36


Part III

Item 10.  Directors and Executive Officers of the Registrant ..............   37
Item 11.  Executive Compensation ..........................................   38
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management ..................................................   39
Item 13.  Certain Relationships and Related Transactions ..................   39


Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K .............................................   40

                                     Part I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 1.  Business

General

     The Company is a contract research organization (CRO) providing research and development resources to many of the leading pharmaceutical, medical device and biotechnology companies in the world. The Company prides itself on its contributions to basic understanding of the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since 1974. The Company has played a significant role in the development of technologies and drugs with current revenues in excess of $15 billion for its clients.

     The Company offers an efficient, variable-cost alternative to its clients' internal product development, compliance and quality control programs. The Company first focused on providing new products and procedures that facilitated research at client sites. Increasing pressures to bring products to market faster and more cost effectively prompted many clients to ask the Company to carry out proprietary projects in the Company's research facilities. Many of these clients had a prior relationship with the Company. To reduce overhead and speed drug approvals through the Food and Drug Administration (FDA), pharmaceutical companies are contracting increasing amounts of their development work to outside firms such as the Company. As a result, the Company now derives its revenues from both the sale of its research services and drug development tools. The Company provides a range of value-added services and products focused on chemical analysis and preclinical metabolism, allowing its clients to perform their research and development either in house or at the Company.

     The Company's services and products combine basic research with diagnostic and therapeutic experience. One consequence of the restructuring of the healthcare industry is the greater reliance on outsourced research services. The Company is capable of supporting the clinical development (formulations and clinical trials) and preclinical needs of researchers and clinicians, for small molecule drugs and hormones through large biomolecules such as proteins. The Company believes their scientists have the skills necessary in instrumentation, chemical reagents, computer software, physiology, and pathology, as well as the global presence to make the services and products it provides increasingly valuable to the worldwide pharmaceutical, medical device and biotechnological industries.

     Over the past five years, the Company has regularly provided its services and/or products to the top 25 pharmaceutical companies in the world, as ranked by 1999 research and development spending. In fiscal 2000, the Company estimates that more than one-half of its total revenue was derived from these companies. As a result of its (i) client focus, (ii) reputation for high-quality services and products, (iii) capital investment in cutting-edge instrumentation, facilities and new service offerings, (iv) skilled and experienced professional staff and (v) expertise in performing critical development and support services, the Company believes that it is a value-added partner in solving its clients' complex product development problems.

     The Company's development and preclinical services support screening and pharmacological testing, preclinical/safety testing, formulation development, regulatory and compliance consulting and quality control testing. The Pharmaceutical Research and Manufacturing Association (PhRMA) estimates that in 1999, pharmaceutical and biotechnology companies spent approximately $26 billion worldwide on research and development, of which approximately 25%, or $6.6 billion, was outsourced to independent contract service providers. The Company believes that this outsourcing trend will continue as a result of pressure toward accelerated drug development, managed care cost containment, better disease management, shorter product exclusivity, generic competition, strategic alliances, mergers and acquisitions, virtual drug company and biotechnology industry growth, the need for technical and data management expertise and the globalization of pharmaceutical development.

     The Company designs, manufactures and markets a broad range of products and related scientific methods that detect and quantify chemicals and monitor their effect on biological systems. The Company also competes in subsets of the $17 billion per year analytical instrument industry. The Company's focus, however, is not on marketing hardware and software. Rather, it develops solutions to challenging problems, which permit the Company to use its talented personnel in providing a total solution not generally offered by hardware-focused competitors. The Company develops and manufactures state-of-the-art liquid chromatography, electrochemistry, physiology and in vivo sampling systems. These instruments are sold primarily to pharmaceutical research organizations. Principal clients of the Company include scientists engaged in drug metabolism studies, pharmacokinetics and basic neuroscience research.

     Changing Nature of the Pharmaceutical Industry

     The Company provides services and products globally to pharmaceutical, medical device and biotechnology companies, academic institutions and governments to facilitate research and development. The Company's services are generally marketed to pharmaceutical and other biotech companies engaged in later stages of developmental pharmaceutical testing, while the Company's products are generally marketed to both public and private research organizations engaged in the early stages of drug development. The research services industry is highly fragmented, consisting of several hundred vendors operating in niches and a small number of larger companies focused on an ever-growing portfolio of cradle-to-grave pharmaceutical development services.

     The Company's products business competes against several large equipment manufacturers. While the markets for the Company's services and products have distinct customers (often separate divisions in a single large pharmaceutical company) and requirements, the Company believes that both markets are facing increased pressure to outsource certain facets of their research and development activities. The Company believes that the factors identified below will contribute to a continuing increase in outsourcing activities by its customers.

     Accelerated Drug Development

     Consumers, physicians, health care providers and pharmaceutical company shareholders continue to demand faster, more efficient drug development. Pharmaceutical companies are accelerating the drug development process. New combinatorial synthetic techniques, high throughput screening, novel genomic targeting and other technologies are generating an unprecedented number of new drug candidates. Pharmaceutical developers are relying on external service providers for testing and analysis in all phases of development. Clients demand fast, quality service and immediate informed decisions to quickly exclude poor candidates and speed development of successful ones.

     Cost Containment

     Pharmaceutical companies are facing increasing pressure to develop more efficient operating strategies due to factors listed here, plus increased purchasing power of large buyer groups and governmental initiatives designed to reduce drug prices. The Company believes that the pharmaceutical and medical device industries are limiting the growth of internal research programs and favoring outsourcing. The need for additional development capacity to speed new product development, maximize market exclusivity and increase profitability drives the need for outsourced services.

     Patent Expiration

     Patents on all pharmaceuticals age and expire. Since 1984, prescriptions for generic drugs have risen from 18.6% to 47% of all prescriptions written. Generic market penetration can cut an estimated 2 to 5 years from effective patent protection for brand name drugs. Drug companies are developing new products or modifying existing products to maintain market share against generic product competition. The Company believes that the pressure to develop new products and to modify or reformulate existing products, combined with internal capacity constraints, will lead clients to outsource development.

     Shorter Exclusivity

     The Competition and Patent Term Restoration Act of 1984 shortened the approval time of generic copies of approved drugs. PhRMA notes that newer drugs experience generic competition much sooner after patent expiration than older drugs. In 1992, 72% of drugs coming off patent saw generic competition in 18 months.

     New breakthrough drugs, those first in their therapeutic class, are experiencing abbreviated exclusivity as new chemical entities penetrate this new, proven, profitable end use. Where Tagamet(R) saw no competitive pressure for ten years, Celebrex(R) began to lose share to Vioxx(R) in three months.

     Strategic Alliances

     Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. There were 121 reported alliances in 1986, which increased to 712 in 1998. The Company believes that alliances will lead to a greater number of potential drugs in testing, many under study by new companies lacking broad technical resources.

     Mergers and Acquisitions

     Consolidation in the pharmaceutical industry is becoming commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, optimizing staffing and leading to more outsourcing. This may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective pipelines.

     Biotechnology Industry and Virtual Drug Company Growth

     The biotechnology industry has grown rapidly over the last 10 years and has introduced many new developmental drugs. Biotechnology companies do not have the in-house resources to conduct development and testing. Also, there are several new pharmaceutical and medical device companies whose business strategy is to develop a product sufficiently to attract a strategic partner who will manufacture and market the drug. Many of these virtual drug development companies with little or no internal resources must outsource drug development and testing.

     Need for Unique Technical Expertise

     The increasing complexity of new drugs requires highly specialized quality and innovative, solution-driven contract research not available in the clients' labs. The Company believes that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

     Need for Data Management Expertise

     Regulatory agencies are requiring more regulatory data and greater access to that data prior to filing. The FDA is encouraging the use of computer-assisted filings in an effort to expedite the approval process. Drug companies are outsourcing to firms with automated data management capabilities. In response to clients' demands for access to data as it is acquired in the laboratory, the Company is able to provide clients with remote access to Company computer systems while at the same time protecting client data from unauthorized access. The Company has also developed proprietary validated online data entry software enabling direct publication of data in unique client formats.

     Globalization of the Marketplace

     A growing number of foreign pharmaceutical companies are seeking US approval for their products. Foreign firms are relying on independent development companies with experience in the United States to provide integrated services through all phases of product development and to assist in preparing complex and daunting regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. The Company believes that domestic service providers with global reach, established regulatory expertise and a broad range of integrated development services will benefit from this trend. The Company has a significant European presence and domestic skills in foreign operations.

The Company's Role in the Drug Development Process

     Process Overview

     The Company has 26 years of experience in developing analytical methods to support drug discovery. Under the United States regulatory system, the development process for new pharmaceutical products can be divided into three distinct phases.

1) The preclinical phase includes discovery, characterization, formulation and safety testing to prepare an Investigational New Drug (IND) exemption for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans.

2) The second, clinical phase follows a successful IND submission and further explores the safety, tolerability, efficacy and dosage of the substance in humans. Early manufacturing demonstrates production of the substance in accordance with the FDA's cGMP guidelines. Data from these activities are compiled in a New Drug Application (NDA), or for biotechnology products a Product License Application (PLA), for submission to the FDA requesting approval to market the drug.

3) The third phase follows FDA approval of the NDA or PLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also involves the development and regulatory approval of product modifications and line extensions, including improved dosage forms.

     The Company's Role

     The Preclinical Phase. A new pharmaceutical begins with the synthesis of new molecules, which may influence a specific target in the disease under study. These molecules are screened for pharmacological activity using various models. Once the pharmacologically active molecule is fully characterized, it is analyzed to confirm its integrity. Development of the initial dosage form for clinical trials is completed, with analytical chemistry protocols to determine its stability. Upon successful completion of preclinical safety and efficacy studies in in vitro and in vivo, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

     The Company provides its preclinical and bioanalytical services in this phase. Clients work with the Company's Preclinical Services division to establish pharmacokinetic and safety testing protocols. These studies range from acute safety monitoring on drugs and medical devices to chronic, two-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company's bioanalytical services group provide kinetic, metabolism and dose ranging data.

     Many of the Company's products are designed for use in preclinical development. For example:

1) The Company's newest product, the Culex(TM) ABS, a robotic automated blood sampler, enables researchers to develop pharmacokinetic profiles of drugs in early screening in rodents quickly and cost effectively. Several variations on this technology are in development.

2) Company scientists have been recognized by their peers for their contributions to technology of drugs for central nervous system (CNS) disorders such as depression, Parkinson's disease, schizophrenia and Alzheimer's disease. The Company's chromatography products were used to study serotonin re-uptake inhibitors in the CNS programs at universities and several major pharmaceutical companies.

3) Company technology is the basis for most of the glucose sensors currently sold to diabetics, and the majority of firms in this market are Company clients.

4) The Company's bioanalytical services group used the Company's chromatography products to develop a single, quick, proprietary method to screen up to ten therapeutic HIV drugs in the same blood sample with the cooperation of several major therapeutic drug developers. The method enables researchers to quantify each component in a drug cocktail or to monitor HIV treatments.

     The Company's ability to solve client problems combining its knowledge base, services, and products has been a factor in the Company's selection by major pharmaceutical companies to assist in several preclinical and Phase I, II and III clinical trials.

     The Clinical Phase. After successful submission of an IND application, the sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. This work requires bioanalytical assays to determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is essential for this phase, particularly for new chemical entities. In Phase II clinical trials the drug is administered to individuals who suffer from the target disease to determine the drug's effectiveness and ideal dose. When further safety, tolerability and dosing regimens have been established, Phase III clinical trials with large numbers of patients are conducted to verify efficacy and safety. After the successful completion of Phase III clinical trials, the sponsor of the new drug submits an NDA or PLA to the FDA requesting that the product be approved for marketing.

     The Company's bioanalytical work per patient grows rapidly from Phase I through III. As the number of patients grows the number of samples per patient declines. Phase II and III studies take several years, practicing well proven analytical protocols. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

     Many patients are receiving multiple drug therapy. The influence of each drug on the effectiveness of the other drugs must be monitored. These drug interaction studies often extend clinical trials. A CRO such as the Company can provide services to several different manufacturers of complementary drugs simultaneously in cases of potential synergy (e.g. the "cocktail" approach to HIV therapy). Multi-client studies frequently lead to cost sharing and contacts with new clients.

     The Post-approval Phase. Following approval, the drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production in order to continue to validate production processes and confirm product shelf life. The drug manufacturer's raw materials must be analyzed prior to use in production, and samples from each manufactured batch must be tested prior to release of the batch for distribution to the public. The Company also provides its bioanalytical services in all areas during the post-approval phase, concentrating on bio-equivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

Company Services and Products

     Overview

     The Company provides bioanalytical services, preclinical services and methods development for the $17 billion per year analytical instrument industry. The Company has, for 26 years, developed expertise in a number of core technologies which evolved into state-of-the-art procedures designed to quantify trace chemicals in complex materials. These technologies include: liquid chromatography, electrochemistry, solid phase extraction, mass spectrometry, enzymology and fluorescence detection. The Company also uses its expertise in analytical chemistry to provide a wide range of bioanalytical services to pharmaceutical companies, academic institutions and others involved in pharmaceutical research and development. Preclinical services provide basic safety and dosage information to researchers and are a source of samples for bioanalytical analyses.

     Services

     The Company's customers continue to draw on the Company's knowledge in bioanalytical chemistry and preclinical services to solve complex problems. The Company is poised to use its expertise to provide a greater volume and broader array of services:

     o Method Development and Validation. Analytical methods are developed to demonstrate potency, purity, stability or physical attributes. These methods are validated to ensure that the data generated are accurate, precise, reproducible and reliable and are used throughout the drug development process and in product support testing.

     o Product Characterization. Characterization analysis identifies the chemical composition, structure and physical properties of a compound. Characterization data is a significant portion of a regulatory application. The Company uses several techniques to characterize the compound, including chromatography, spectroscopy, electrochemistry and other physical chemistry techniques.

     o Stability Testing. The Company provides required stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP facilities.

     o Bioanalytical Testing. The Company's bioanalytical testing group analyzes plasma samples to measure drug concentration and monitor the rate of absorption and elimination. This is sometimes difficult due to product metabolism into multiple active and inactive forms.

     o Preclinical and Pathology Services. The Company acquired T.P.S., Inc. in Evansville, Indiana effective October 1, 1999. Renamed BAS Evansville, this site is the core for the Company's preclinical services group which provides pharmacokinetic and safety testing protocols in studies ranging from acute safety monitoring on drugs and medical devices to chronic, two-year oncogenicity studies.

     o Diagnostic Testing. The Company produces fully automated, networkable, state-of-the-art liquid chromatographs and electrochemical analyzers based on Windows(R) software. The Company has recently developed and now produces a line of diagnostic kits designed to fit its instrumentation. These kits help measure neurotransmitters and their metabolites and homocysteine, an experimental cardiovascular disease indicator in plasma and urine.

     o In Vivo Sampling. The Company pioneered and has commercialized miniaturized in vivo sampling products and services for the continuous monitoring of chemical changes in life. The Company is aggressively adding new components to this. Target markets include veterinary research centers, pharmaceutical companies and medical research centers. The Company has received two significant Phase II SBIR (Small Business Innovation Research) grants that involve subcontracts with Purdue University and the University of Kansas for the purpose of exploring this emerging technology.

     Products

     The Company designs, manufactures and markets a range of products and related scientific procedures that detect and quantify the presence of chemicals in certain substances. The Company's products utilize state-of-the-art scientific technology including liquid chromatography, electrochemistry and in vivo sampling instrumentation. Presently, the Company's products and procedures include:

     o The Culex(TM)ABS robotic automatic rodent blood sampling system was launched in 2000. Pharmaceutical company researchers use the Culex to monitor drug concentrations as a function of time (pharmacokinetics). The Culex provides exceptional cost savings, significant reduction in stress and shorter screening times to drug researchers. Preliminary sales are exceptional. Culex is promising to be one of the fastest-growing, most significant products for the Company in a decade.

     o    Bioanalytical  separation  instrumentation (liquid chromatography) and
          Windows(R)   software  detect  and  quantify  low   concentrations  of
          substances in biological fluids and tissues.

     o    A wide-range of chemical analyzers that use  electrochemistry,  liquid
          chromatography   and  enzymology   analyze  trace  levels  of  organic
          chemicals such as neurotransmitters in biological samples.

     o Diagnostic kits and procedures, designed to add value to the Company's instrumentation, that enable clinical laboratories and pharmaceutical researchers to determine the presence of multiple drugs in blood plasma and to measure neurotransmitters and their metabolites in plasma and urine. These kits and procedures assist researchers in developing new drugs for diseases such as AIDS and cardiovascular disease.

     o A line of miniaturized in vivo sampling devices, marketed to veterinary research centers, pharmaceutical companies and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Parkinson's disease, diabetes and osteoporosis.

Clients

     Over the past five years, the Company regularly has provided services and products to the top 25 pharmaceutical companies in the world, as ranked by 1999 research and development spending. In fiscal 2000, the Company estimates that more than one-half of its total revenue was derived from these companies. In fiscal 1999, the Company provided services and products to approximately 300 institutions, including some of the largest United States, European and Japanese drug companies. Approximately 28% of the Company's revenues are generated from customers outside the United States.

     The Company believes that a concentration of business among certain large clients is not uncommon in the CRO industry. The Company recognizes, much as other CROs have recently reported, that concentration of sales among a few large companies coupled with failure rates of developmental drugs can be a risk for service providers. The Company redirected its sales team in the middle of FY 2000, to also target pharmaceutical companies with annual revenues less than $1 billion, with the belief that risk could be reduced if distributed over a broader account base. The company also believes that companies of this size are less likely to have resources comparable to the Company's and will consequently be more inclined to establish a consistent, long-term relationship.

Sales and Marketing

     Although early client relationships grew primarily through direct, internal recommendations among major pharmaceutical manufacturers, the current sales and marketing plan focuses on key account development among the top 200 global pharmaceutical companies. The Company recognizes that its growth and continued customer satisfaction depend upon its ability to continually improve its sales and marketing functions. Team training, merging services and product sales efforts, and changes to the sales team compensation plan implemented in 2000 are designed to deliver growth among these target accounts.

     In North America, the Company's products are sold directly to the end user. The Company has 20 personnel selling a range of services and products and an equal number providing technical and development support. These members are technically trained and function in both capacities. The Company also has established a highly professional collection of catalogs, training and technical support literature, video tapes, CD-Rom presentations, web sites, workshops and academic publications.

     Sales, marketing and technical support are based in the Company's main office located in West Lafayette, Indiana. The Company also maintains offices in New Jersey, and Warwickshire and Congleton, UK, each with a sales and technical staff, enabling the Company to demonstrate its products and present technical workshops in close proximity to its largest concentration of key customers. The Company also maintains sales and technical support capabilities in Connecticut, Massachusetts, New York, Ohio, Texas, Pennsylvania and Kansas.

     The Company's primary marketing and sales strategy is to be more aggressive, to focus on customer needs and to further strengthen communications with its markets. In doing so, the Company will build on its long history of innovation and technical excellence.

     BAS  Evansville,  a  wholly-owned  subsidiary  of  the  Company,   provides
preclinical contract research in Mount Vernon, Indiana.

     BAS Analytics, Ltd., a wholly-owned subsidiary of the Company, provides direct liaison with research service clients in the United Kingdom and maintains a laboratory to provide such services. BAS Instruments, Ltd., also a wholly-owned subsidiary of the Company, manages most product sales in Europe. In addition, the Company has a network of more than 20 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company's distributor relationships are managed from the Company's headquarters in West Lafayette, Indiana. International growth is planned through acquisitions, stronger local promotion and significant expansion of the Company's distributor network.

Contractual Arrangements

     The Company's service contracts typically establish an estimated fee for identified services. In most cases, some percentage of the contract costs are paid in advance. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company in light of interim project results, at which time the fee is adjusted accordingly. Generally, the Company's fee-for-service contracts are terminable by the client upon written notice of 30 days or less. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements and unexpected or undesired results of product testing. The loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability.

Backlog

     Considering that the arrangements, pursuant to which the Company provides its services, are terminable upon written notice of 30 days or less, the Company does not calculate backlog for the services it provides and does not believe that determining such amount would provide a meaningful indicator of the future performance of its services unit. Backlog for the Company's products consists of booked purchase orders for products which have not been shipped. The Company rarely has a backlog for its products of more than one month of sales. Many products are shipped within 24 hours of receipt of order.

Competition

     With respect to its services, the Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as with university research laboratories and teaching hospitals. In addition, there are numerous full-service CRO's that compete in this industry. The largest CRO competitors offering similar research services include Covance, Inc., Pharmaceutical Product Development, Inc., Applied Analytical Industries, Inc. and MDS Health Group Ltd. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, medical database management capabilities, ability to provide statistical and regulatory services, ability to recruit investigators, ability to integrate information technology with systems to improve the efficiency of contract research, existence of an international presence with strategically located facilities, financial viability and price.

     With respect to its products, the Company competes with several large equipment manufacturers, including Agilant, Waters Corporation and Perkin Elmer Corporation. Competitive factors include product quality, reliability and price. The Company believes it competes favorably in its target markets because of its ability to combine quality products with technical assistance and service to meet customer needs.

     Many of the Company's competitors are much larger and have greater financial resources than the Company. Those resources, much broader product lines and large, well compensated sales teams make it difficult for the Company to capture market share from clients other than those who need the Company's unique capabilities.

Government Regulation

     The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical and diagnostic products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as associated GLP and GMP regulations which are administered by the FDA in accordance with current industry standards. The regulatory requirements apply to all phases of manufacturing, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance by the Company with GLP and GMP regulations could result in disqualification of data collected by the Company in a particular project. Material violation of GLP or GMP requirements could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations. Such discontinuance would have a material adverse effect on the Company's business, financial condition and results of operations.

     To help assure compliance with applicable regulations, the Company has established quality assurance controls at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GMP compliance parameters. In addition, FDA regulations and guidelines serve as a basis for the Company's standard operating procedures where applicable. Some of the Company's development and testing activities are subject to the Controlled Substances Act administered by the Drug Enforcement Agency
(DEA), which strictly regulates all narcotic and habit-forming substances. The Company maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition to FDA regulations, the Company is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

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

Product Liability and Insurance

     The Company maintains product liability and professional errors and omissions liability insurance, providing approximately $6.0 million in coverage on a claims-made basis. Additionally, in certain circumstances the Company seeks to manage its liability risk through contractual provisions with clients requiring the Company to be indemnified by the client or covered by clients' product liability insurance policies. Also, in certain types of engagements the Company seeks to limit its contractual liability to clients to the amount of fees received by the Company. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification, liability limitation and insurance coverage vary based upon client and project. Although most of the Company's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or that liability would exceed the amount of applicable insurance. Furthermore, the Company could be held liable for errors and omissions in connection with the services it performs. There can be no assurance that the Company's insurance coverage will be adequate, or that insurance coverage will continue to be available on terms acceptable to the Company, or that the Company can obtain indemnification arrangements or otherwise be able to limit its liability risk. Employees

     At September 30, 2000, the Company had 230 full-time employees, 144 of which hold college degrees, including 32 at the doctoral level. All employees enter into confidentiality agreements intended to protect the Company's proprietary information. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. While the Company has not experienced any unusual problems in attracting or retaining qualified personnel, there can be no assurance that the Company will be able to avoid these problems in the future.

Item 2.  Properties

     The Company's principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana, 47906, and constitute approximately 100,000 square feet of operational and administrative space. The Company acquired T.P.S., Inc. in Evansville, Indiana on October 1, 1999. This facility consists of seven buildings with 50,000 square feet under roof on 50 acres. The Company also maintains offices which provide sales and technical support services in New Jersey, Pennsylvania and the United Kingdom, and employs sales and technical support service representatives in North Carolina, Texas, Connecticut, Maryland and New Jersey. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

Item 3.  Legal Proceedings

     In April, 1997, CMA Microdialysis Holding A.B. (CMA) filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. Subsequent to September 30, 2000, the Company is working on a settlement for this infringement case. The Company does not believe the financial terms of settlement will have a material adverse effect on the Company's financial condition or its results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

                        [Remainder of page intentionally left blank.]

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The following table sets forth by calendar quarter the high and low sales prices of the common shares as on the Nasdaq National Market Systems. The approximate number of recordholders of common shares is 1700.


          Fiscal        1st Qtr.    2nd Qtr    3rd Qtr.    4th Qtr.
          ------        --------    -------    --------    --------
          2000
          High           3.875       5.250      3.844       3.500
          Low            2.250       2.563      2.500       2.375

          1999
          High           5.750       4.250      4.250       4.000
          Low            3.625       3.000      3.500       2.875

                  [Remainder of page intentionally left blank.]

Item 6. Selected Financial Data

                            SELECTED CONSOLIDATED FINANCIAL DATA
                                       (In thousands)

The following is selected  audited  consolidated  financial data of the Company for the five years ended  September 30, 2000. The data should be read in conjunction  with  "Management's
Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations"  and  the
consolidated  financial statements of Bionalytical Systems, Inc. and notes thereto contained elsewhere in this Form 10-K.

                                                       Year Ended September 30,
                                      -----------------------------------------------------
                                      2000         1999        1998        1997        1996
                                      ----         ----        ----        ----        ----
                                               (in thousands, except per share data)
Statement of Operations Data:
Service revenue ...............    $10,999       $9,993     $ 7,609     $ 4,991     $ 3,681
Product revenue ...............      8,224        9,858      10,616       9,932       9,113
                                     -----        -----      ------       -----       -----
    Total revenue .............     19,223       19,851      18,225      14,923      12,794
Cost of service revenue .......      9,245        6,499       4,598       2,986       2,141
Cost of product revenue .......      2,974        3,943       3,911       3,334       3,227
                                     -----        -----       -----       -----       -----
    Total cost of revenue .....     12,219       10,442       8,509       6,320       5,368
                                    ------       ------       -----       -----       -----
Gross profit ..................      7,004        9,409       9,716       8,603       7,426
                                     -----        -----       -----       -----       -----

Operating expenses:
Selling .......................      3,400        3,943       4,524       4,225       3,937
Research and development ......      1,806        1,955       2,165       1,568       1,424
General and administrative ....      2,990        2,550       2,336       1,638       1,364
                                     -----        -----       -----       -----       -----
    Total operating expenses ..      8,196        8,448       9,025       7,431       6,725
                                     -----        -----       -----       -----       -----
Operating income (loss) .......     (1,192)         961         691       1,172         701
Other income (expense), net ...       (621)        (114)        (25)        (75)        (18)
                                      ----         ----         ---         ---         ---
Income (loss) before
  income taxes ................     (1,813)         847         666       1,097         683
Income taxes (benefit) ........       (431)         277         254         413         283
                                      ----          ---         ---         ---         ---
Net income (loss) .............    $(1,382)     $   570     $   412     $   684     $   400
                                   =======      =======     =======     =======     =======
Net income (loss) available
  to common shareholders ......    $(1,382)     $   570     $   412     $   657     $   347


Net income (loss) per Common Share
    Basic .....................    $  (.30)     $   .13     $   .10     $   .30     $   .16
    Diluted ...................    $  (.30)     $   .12     $   .09     $   .21     $   .11

Weighted average Common Shares
  outstanding
    Basic .....................      4,550        4,506       4,117       2,221       2,185
    Diluted ...................      4,550        4,676       4,403       3,101       3,089

                                                          September 30,
                                      -----------------------------------------------------
                                      2000         1999        1998        1997        1996
                                      ----         ----        ----        ----        ----
                                                         (in thousands)
Balance Sheet Data:
Working capital................    $   931      $ 4,275     $ 3,286     $ 2,493     $ 3,059
Property and equipment, net....     18,913       17,355      14,551      10,035       6,526
Total assets...................     26,662       26,321      22,280      15,931      11,374
Long-term debt, less current
  portion                            3,638        4,112       1,124       5,045       2,512
Convertible Preferred Shares...        ---          ---         ---       1,231       1,530
Shareholders' Equity...........     16,062       17,421      16,844       5,651       4,956

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

Overview

     The Company provides a broad range of value-added services and products focused on chemical analysis to the worldwide pharmaceutical, medical device and biotechnology industries. The Company's customer-focused approach and its high quality services and products enable it to serve as a value-added partner in solving complex scientific problems by providing cost-effective results to its customers on an accelerated basis. Founded in 1974 in Lansing, Michigan and relocated to West Lafayette, Indiana in 1975, the Company has experienced growth primarily through internal expansion, supplemented by strategic acquisitions. As part of its internal growth strategy, the Company has developed technical specialties in such areas as chromatography, electrochemistry, in vivo sampling and mass spectrometry. The Company's growth has strategically positioned it to take advantage of globalization in the marketplace and to provide new services and areas of technical expertise to its customers.

     Throughout its history, the Company has taken steps to position itself as a global leader in the analytical chemistry field. Development of the Company's infrastructure began in 1975 when it established relationships with several
customers  and  multiple  international  distributors.   In  1981,  the  Company
increased its sphere of influence to include Japan with the creation of BAS Japan, an independent distributor. In 1988, the Company enhanced its computer software expertise by acquiring Interactive Microware, Inc. in State College, Pennsylvania. In 1990, the Company began offering contract services to customers that lacked the time or expertise to perform certain analyses using the Company's analytical products. In 1995, the Company acquired a distributor, BAS Instruments Ltd., to further solidify its presence in the United Kingdom. In 1998, the Company acquired a manufacturer of veterinary monitoring and diagnostic equipment, BAS Vetronics, to provide additional preclinical support. In 1998, the Company acquired a contract services firm, BAS Analytics Ltd., to offer local service in the United Kingdom. In 2000, the Company also acquired a contract services firm, BAS Evansville, to offer preclinical services.

     Revenues are derived principally from (i) analytical services provided to customers and (ii) the sale of the Company's analytical instruments and other products. Both methods of generating revenue utilize the Company's ability to identify, isolate and resolve client problems relating to the separation and quantification of individual substances in complex mixtures. The Company supports the pharmaceutical industry by focusing on analytical chemistry for biomedical research, diagnostics, electrochemistry and separations science. The Company's analytical products are sold primarily to pharmaceutical firms and research organizations. Principal customers include scientists engaged in drug metabolism studies, as well as those engaged in basic neuroscience research. The Company was the first to commercialize the liquid chromatography and electrochemistry technology which is now the worldwide standard for the determination of neurotransmitter substances. Research products include in vivo sampling devices, reagent chemicals, electrochemical apparatus and sensors.

     The Company's pharmaceutical service contracts generally have terms ranging from several weeks to several years. A portion of the contract fee is generally payable upon acceptance of the agreement with the balance payable in installments over the life of the contract. The contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established. Revenue and related direct costs are recognized as specific contract terms are fulfilled under the percentage of completion method utilizing units of delivery. The termination of a contract results in no material adjustments to revenue or direct costs previously recognized. The Company is entitled to payment for all work performed through the date of notice of termination and all costs associated with termination of a contract. Revenue from the sale of the Company's products and the related costs are recognized upon shipment of the products to customers.

     The Company's management believes that fluctuations in the Company's quarterly results are caused by a number of factors, including the Company's success in attracting new business, the size and duration of service contracts, the timing of its clients' decisions to enter into new contracts, the cancellation or delays of on-going contracts, the timing of acquisitions and other factors, many of which are beyond the Company's control. In fiscal 2000, 28% of the Company's total revenue was derived from customers located outside the United States. These markets tend to be much more volatile than the United States market. Significant governmental, regulatory, political, economic and cultural issues or changes could adversely affect the growth or profitability of the Company's business activities in any such market.
Results of Operations

     The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of total revenue.


                                                     Percentage of Revenue
                                                    Year Ended September 30,
                                                    ------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
Service revenue.............................     57.2%       50.3%       41.8%
Product revenue.............................     42.8        49.7        58.2
                                                 ----        ----        ----
    Total revenue...........................     100.0       100.0       100.0
Cost of service revenue.....................     48.1        32.7        25.2
Cost of product revenue.....................     15.5        19.9        21.5
                                                 ----        ----        ----
    Total cost of revenue...................     63.6        52.6        46.7
                                                 ----        ----        ----
Gross profit................................     36.4        47.4        53.3
Operating expenses:.........................
Selling.....................................     17.7        19.9        24.8
Research and development....................      9.4         9.8        11.9
General and administrative..................     15.6        12.8        12.8
                                                 ----        ----        ----
    Total operating expenses................     42.7        42.5        49.5
Operating income (loss).....................     (6.3)        4.9         3.8
Other income (expense), net.................     (3.2)       (0.6)       (0.1)
                                                 ----        ----        ----
Income (loss) before income taxes...........     (9.5)        4.3         3.7
Income taxes (benefit)......................     (2.2)        1.4         1.4
                                                 ----         ---         ---
Net income (loss)...........................     (7.3)%       2.9%        2.3%
                                                 ====         ===         ===


Year ended September 30, 2000 compared with Year ended September 30, 1999

     Total revenue for the year ended September 30, 2000 decreased 3.2% to $19.2 million from $19.9 million for the year ended September 30, 1999. Service revenue increased to $11.0 million for the year ended September 30, 2000 from $10.0 million for the year ended September 30, 1999, primarily as a result of the addition of preclinical services through the acquisition of T.P.S., Inc. This increase was more than offset with the decrease in products. Product revenue decreased to $8.2 million for the year ended September 30, 2000 from $9.9 million for the year ended September 30, 1999 primarily due to the decrease in the sales to the Pacific Rim and Europe.

     Costs of revenue increased 17.0% to $12.2 million for the year ended September 30, 2000 from $10.4 million for the year ended September 30, 1999. This increase of $1.8 million was largely due to costs of services from the acquisition of Toxicology Pathology Systems. Costs of revenue for the Company's services increased to 84.1% as a percentage of services revenue for the year ended September 30, 2000 from 65.0% of services revenue for the year ended September 30, 1999 due to the addition of costs of services from the acquisition of T.P.S., Inc. Costs of revenue for the Company's products decreased to 36.2% as a percentage of product revenue for the year ended September 30, 2000 from 40.0% of product revenue for the year ended September 30, 1999, due primarily to a change in product mix.

    Selling expenses for the year ended September 30, 2000 decreased 13.8% to $3.4 million from $3.9 million during the year ended September 30, 1999 due to decreased foreign commission expense. Research and development expenses for the year ended September 30, 2000 decreased 7.6% to $1.8 million from $2.0 million for the year ended September 30, 1999 due to the decrease in research grant activity. General and administrative expenses for the year ended September 30, 2000 increased 17.3% to $3.0 million from $2.6 million for the year ended September 30, 1999, primarily as a result of the addition of expenses from the acquisition of T.P.S., Inc.

     Other income (expense), net, was $(621,000) in the year ended September 30, 2000 as compared to $(114,000) in the year ended September 30, 1999 as a result of the increase in interest expense due to increased use of the line of credit.

     The Company's effective tax rate for 2000 was 23.8% compared to 32.8% for fiscal 1999. This decrease was primarily due to nondeductible foreign losses incurred in fiscal 2000.

     Year ended September 30, 1999 compared with Year ended September 30, 1998

     Total revenue for the year ended September 30, 1999 increased 8.9% to $19.9 million from $18.2 million for the year ended September 30, 1998. The net increase of $1.7 million related primarily to increased revenue from services, which increased to $10.0 million for the year ended September 30, 1999 from $7.6 million for the year ended September 30, 1998 as a result of the expansion of types and volume of services provided by the Company. During this same period, product revenue decreased to $9.9 million for the year ended September 30, 1999 from $10.6 million for the year ended September 30, 1998 primarily as a result of decreased sales in the Asian electrochemistry markets.

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

     Selling expenses for the year ended September 30, 1999 decreased 12.8% to $3.9 million from $4.5 million for the year ended September 30, 1998 due to decreased foreign commission expense. Research and development expenses for the year ended September 30, 1999 decreased 9.7% to $2.0 million from $2.2 million for the year ended September 30, 1998 due to the decrease in research grant activity. General and administrative expenses for the year ended September 30, 1999 increased 9.2% to $2.6 million from $2.3 million for the year ended September 30, 1998, primarily as a result of an increase in administrative staff expense and an increase in health care costs.

     Other income (expense), net, was $(114,000) in the year ended September 30, 1999 compared to $(25,000) in the year ended September 30, 1998 as a result of the increase in interest expense due to an increase in long term debt.

     The Company's effective tax rate for 1999 was 32.8% compared to 38.2% for fiscal 1998. This decrease was primarily due to a decrease in nondeductible foreign losses incurred in fiscal 1999.

Liquidity and Capital Resources

     Since its inception, the Company's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2000, the Company had cash and cash equivalents of $478,000, compared to cash and cash equivalents of $1.9 million at September 30, 1999. The decrease in cash resulted primarily from capital expenditures made to expand the Company's facilities and operations, including the acquisition of T.P.S., Inc.

     The Company's net cash used by operating activities was $539,000 for the year ended September 30, 2000. Cash used by operations during the year ended September 30, 2000 consisted of net loss of $1,382,000, less non-cash charges of $1,448,000, plus a net increase of $605,000 in operating assets and liabilities. The most significant decrease in operating liabilities related to accounts payable, which decreased $787,000 at September 30, 2000.

     Cash used by investing activities decreased to $2.0 million for the year ended September 30, 2000 from $4.0 million for the year ended September 30, 1999, primarily as a result of the reduction of Company purchases of laboratory equipment. Cash provided by financing activities for the year ended September 30, 2000 was $1.1 million due to the increased use of the line of credit offset by payments on long-term debt.

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

     Cash used by investing activities decreased to $4.0 million for the year ended September 30, 1999 from $5.0 million for the year ended September 30, 1998, primarily as a result of the Company's completion of construction of additional facilities. Cash provided by financing activities for the year ended September 30, 1999 was $3.2 million due to the increase in debt.

     Total expenditures by the Company for property and equipment were $1.6 million, $4.1 million and $4.9 million in fiscal 2000, 1999 and 1998, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The capital investments relate to the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by the Company. The Company expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures. However, the Company currently has no firm commitments for capital expenditures.

     Based on its current business activities, the Company believes that cash generated from its operations, amounts available under its existing bank line of credit and credit facility will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (9.0 % at September 30, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The balance outstanding on this line of credit at September 30, 2000 was $2.3 million.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.62% at September 30, 2000).

Inflation

     The Company believes that inflation has not had a material adverse effect on its business operations or financial condition.

New Accounting Pronouncements

     Please refer to the notes to consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8. Financial Statements and Supplementary Data


                         Report of Independent Auditors


Board of Directors and Shareholders
Bioanalytical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

                                                Ernst & Young LLP

Indianapolis, Indiana
November 3, 2000

                           Bioanalytical Systems, Inc.
                           Consolidated balance sheets
                                                                       September 30,
                                                               ----------------------------
                                                               2000                    1999
                                                               ----                    ----
Assets
Current assets:
    Cash and cash equivalents                           $   477,635             $ 1,924,409
    Accounts receivable
      Trade                                               3,012,003               3,564,795
      Grants                                                 37,224                  46,752
      Other                                                  78,980                  71,715
    Inventories                                           2,234,644               1,790,733
    Deferred income taxes                                   410,796                 242,260
    Refundable income taxes                                 313,043                     ---
    Prepaid expenses                                         55,998                  80,600
                                                             ------                  ------
Total current assets                                      6,620,323               7,721,264

Property and equipment:
    Land and improvements                                   495,390                 171,014
    Buildings and improvements                           13,339,603              11,638,468
    Machinery and equipment                               9,536,275               9,144,104
    Office furniture and fixtures                         1,072,362               1,318,662
    Construction in process                                   7,039                 106,798
                                                              -----                 -------
                                                         24,450,669              22,379,046
    Less accumulated depreciation and amortization       (5,537,957)             (5,023,942)
                                                         ----------              ----------
                                                         18,912,712              17,355,104
                                                         ----------              ----------
Goodwill, less accumulated
  amortization of $213,169 in 2000
  and, $143,328 in 1999                                     990,123               1,053,057
Other assets                                                139,208                 191,429
                                                            -------                 -------
Total assets                                            $26,662,366             $26,320,854
                                                        ===========             ===========
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                    $ 1,398,326             $ 2,019,989
    Income taxes payable                                      1,956                   2,260
    Accrued expenses                                        618,998                 815,770
    Customer advances                                       928,912                 154,521
    Revolving line of credit                              2,267,281                     ---
    Current portion of capital lease obligation             239,916                 220,432
    Current portion of long-term debt                       234,097                 233,328
                                                            -------                 -------
Total current liabilities                                 5,689,486               3,446,300

Capital lease obligation, less current portion              663,399                 903,315
Long-term debt, less current portion                      2,975,012               3,208,340
Deferred income taxes                                     1,272,811               1,341,605

Shareholders' equity:
    Preferred shares:
      Authorized shares - 1,000,000
      Issued and outstanding shares: none                       ---                     ---
    Common shares, no par value:
      Authorized shares - 19,000,000 Issued
      and outstanding shares - 4,562,645 in
      2000, and 4,514,349 in 1999                         1,010,690                 999,992
    Additional paid-in capital                           10,496,505              10,481,978
    Retained earnings                                     4,577,909               5,959,919
    Accumulated other comprehensive income (loss)           (23,446)                (20,595)
                                                            -------                 -------
                                                         16,061,658              17,421,294
                                                         ----------              ----------
Total liabilities and shareholders' equity              $26,662,366             $26,320,854
                                                        ===========             ===========
See accompanying notes.


                                      Bioanalytical Systems, Inc.
                                 Consolidated Statements of Operations


                                                            Year ended September 30,
                                              ----------------------------------------------------
                                              2000                    1999                    1998
                                              ----                    ----                    ----
Service revenue                            $10,999,609             $ 9,992,670             $ 7,608,792
Product revenue                              8,223,692               9,858,271              10,616,363
                                             ---------               ---------              ----------
     Total revenue                          19,223,301              19,850,941              18,225,155

Cost of service revenue                      9,245,380               6,498,817               4,598,266
Cost of product revenue                      2,973,787               3,943,437               3,910,740
                                             ---------               ---------               ---------
     Total cost of revenue                  12,219,167              10,442,254               8,509,006
                                            ----------              ----------               ---------
Gross profit                                 7,004,134               9,408,687               9,716,149

Operating expenses:
    Selling                                  3,400,273               3,942,681               4,524,664
    Research and development                 1,805,933               1,955,673               2,164,951
    General and administrative               2,990,234               2,549,806               2,335,564
                                             ---------               ---------               ---------
     Total operating expenses                8,196,440               8,448,160               9,025,179
                                             ---------               ---------               ---------
Operating income (loss)                     (1,192,306)                960,527                 690,970

Interest income                                 15,483                  30,842                  86,521
Interest expense                              (553,715)               (226,518)                (92,855)
Other income (expense)                         (34,067)                 93,520                 (26,587)
Gain (loss) on sale of property
  and equipment                                (48,708)                (11,293)                  8,486
                                               -------                 -------                   -----
Income (loss) before income taxes            1,813,313)                847,078                 666,535
                                             ---------                 -------                 -------
Income taxes (benefit)                        (431,303)                277,501                 254,342
                                              --------                 -------                 -------
Net income (loss)                          $(1,382,010)            $   569,577             $   412,193
                                           ============            ===========             ===========

Net income (loss) per share:
    Basic                                  $    (0.30)             $     0.13              $     0.10
    Diluted                                $    (0.30)             $     0.12              $     0.09

Weighted average common shares outstanding:
     Basic                                   4,550,336               4,505,819               4,117,088
     Diluted                                 4,550,336               4,675,850               4,402,755

See accompanying notes.


                                                     Bioanalytical Systems, Inc.

                                           Consolidated Statements of Shareholders' Equity


                                                                                                    Accumulated
                                        Convertible                                                    Other               Total
                                         Preferred      Common        Additional      Retained      Comprehensive      Shareholders'
                                           Shares       Shares     Paid-in Capital    Earnings         Income              Equity
                                        -----------     --------   ---------------    ---------     -------------      -------------
Balance at September 30, 1997          $ 1,231,242    $  497,875     $  178,233    $ 4,978,149       $ (2,944)          $ 6,882,555
Comprehensive income
    Net income                                 ---           ---            ---        412,193            ---               412,193
     Other comprehensive income:
         Foreign currency translation
         adjustments                           ---           ---            ---            ---         (7,624)               (7,624)
                                                                                                                          ----------
     Total comprehensive income                                                                                             404,569

Conversion of preferred
     Shares at IPO                      (1,231,242)      166,667      1,064,575            ---            ---                   ---

Exercise of stock options                      ---        32,192        165,454            ---            ---               197,646

Issuance of common stock at IPO                ---       299,044      9,059,695            ---            ---             9,358,739
                                       ------------   ----------     -----------     ----------       --------           -----------
Balance at September 30, 1998                  ---       995,778     10,467,957      5,390,342        (10,568)           16,843,509
Comprehensive income
     Net income                                ---           ---            ---        569,577            ---               569,577
     Other comprehensive income:
         Foreign currency translation
         adjustments                           ---           ---            ---            ---        (10,027)              (10,027)
                                                                                                                         -----------
       Total comprehensive income                                                                                           559,550

Exercise of stock options                      ---         4,214         14,021            ---            ---                18,235
                                       ------------   ----------     -----------     ----------       --------           -----------
Balance at September 30, 1999                  ---       999,992     10,481,978      5,959,919        (20,595)           17,421,294
Comprehensive income
     Net income (loss)                         ---           ---            ---     (1,382,010)           ---            (1,382,010)
     Other comprehensive income (loss):
         Foreign currency translation
         adjustments                           ---           ---            ---            ---         (2,851)               (2,851)
                                                                                                                         -----------
        Total comprehensive income (loss)                                                                                (1,384,861)

Exercise of stock options                      ---        10,698          14,527           ---            ---                25,225
                                       ------------   ----------     -----------     ----------       --------           -----------
Balance at September 30, 2000          $       ---    $1,010,690     $10,496,505   $  4,577,909      $(23,446)          $16,061,658
                                       ============   ==========     ===========     ==========      =========          ============
See accompanying notes.

                                       Bioanalytical Systems, Inc.

                                  Consolidated Statements of Cash Flows

                                                                Year ended September 30,
                                              ----------------------------------------------------
                                              2000                    1999                    1998
                                              ----                    ----                    ----

Operating activities
Net income (loss)                          $(1,382,010)            $   569,577             $   412,193
Adjustments to reconcile net income
(loss) to net cash provided (used) by
  operating activities:
       Depreciation                          1,516,728               1,196,353                 841,854
       Amortization                            119,685                  81,208                  32,118
       Loss (gain) on sale of property
         and equipment                          48,708                  11,293                  (8,486)
       Deferred income taxes                  (237,330)                 31,901                 122,973
       Changes in operating  assets and
         liabilities:
          Accounts receivable                  768,400                (637,781)                431,159
          Inventories                         (440,878)                 89,947                 113,507
          Prepaid expenses and other assets    108,828                  19,530                 159,274
          Accounts payable                    (787,123)                 79,374                 369,983
          Income taxes payable                (313,347)               (153,220)               (212,652)
          Accrued expenses                    (337,834)                463,367                 (16,990)
          Customer advances                    397,013                (164,899)                124,551
                                            -----------            ------------             -----------
Net cash  provided (used) by operating
  activities                                  (539,160)              1,586,650               2,369,484

Investing activities
Capital expenditures                        (1,572,627)             (4,054,319)             (3,508,342)
Proceeds from sale of property and
  equipment                                     13,972                  42,492                  77,359
Payments  for  purchase  of net  assets
  from T.P.S., Inc., net of cash acquired     (446,469)                    ---                     ---
Payments  for  purchase  of net  assets
  from Vetronics, net of cash acquired             ---                     ---                (327,740)
Payments  for  purchase  of net  assets
  from Clinical  Innovations,  net of cash
  acquired                                         ---                     ---              (1,265,230)
                                            -----------            ------------             -----------
Net cash used by investing activities       (2,005,124)             (4,011,827)             (5,023,953)

Financing activities
Borrowings on line of credit                 2,784,572               2,850,000                 860,093
Payments on line of credit                    (781,199)             (2,850,000)             (1,375,470)
Payments on capital lease obligations         (220,432)               (308,447)               (187,894)
Borrowings of long-term debt                     -                   3,500,000                  43,365
Payments of long-term debt                    (707,841)                (58,332)             (5,187,567)
Net proceeds from initial public offering          ---                     ---               9,358,739
Net  proceeds   from  the  exercise  of
  stock options                                 25,225                  18,235                 197,646
                                            -----------            ------------             -----------
Net cash provided by financing activities    1,100,325               3,151,456               3,708,912
Effect of exchange rate changes                 (2,815)                (10,027)                 (7,624)
                                            -----------            ------------             -----------

Net increase (decrease) in cash and
  cash equivalents                          (1,446,774)                716,252               1,046,819
Cash and cash  equivalents at beginning
  of year                                    1,924,409               1,208,157                 161,338
                                            -----------            ------------             -----------
Cash and cash equivalents at end of year   $   477,635             $ 1,924,409              $ 1,208,157
                                           ===========             ===========              ===========
See accompanying notes.

                           Bioanalytical Systems, Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 2000


1.  Significant Accounting Policies

Nature of Business

Bioanalytical Systems, Inc. and its subsidiaries (the Company) engages in laboratory services, consulting and research related to analytical chemistry and chemical instrumentation. The Company also manufactures scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. The Company also sells its equipment and software for use in industrial, governmental and academic laboratories. The Company's customers are located in the United States and throughout the world.

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

Goodwill

Goodwill represents the excess of cost of acquisitions over the fair value of net assets acquired and is amortized by the straight-line method over periods ranging from 15 to 20 years.

Property and Equipment

Property and equipment is recorded at cost, including interest capitalized in connection with the construction of major facilities. Depreciation, including amortization on capital leases, is computed using the straight-line method over the estimated useful lives of 3 through 40 years. Expenditures for maintenance and repairs are charged to expense as incurred.

Revenue Recognition

The Company's pharmaceutical service contracts generally have terms ranging from several weeks to several years. The typical contract is six months to one year in duration. A portion of the contract fee is generally payable upon acceptance of the agreement with the balance payable in installments over the life of the contract. A majority of the Company's contracts are broken down into discrete units of deliverable services for which a fixed fee for each unit is established and revenue and related direct costs are recognized as units of deliverable services are fulfilled. For all other service contracts, the Company allocates a ratable portion of the total contract fee to the units of deliverable services and recognizes revenue and the related direct costs as the units of deliverable services are fulfilled. Revenue from the sale of the Company's products and the related costs are recognized upon shipment of the products to customers.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $306,737, $308,831 and $551,848 for 2000, 1999 and 1998, respectively.

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

2.  Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of employee and director options to purchase common shares and convertible preferred shares, which are assumed to be converted. There was no dilutive effect of employee and director options to purchase common shares for fiscal year 2000. The dilutive effect of employee and director options to purchase common shares was to increase the weighted average number of common shares outstanding by 170,031 and 172,382 shares in 1999 and 1998, respectively. The dilutive effect of convertible preferred shares was to increase the weighted average number of common shares outstanding by 113,285 shares in 1998.

3.  Acquisitions

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

Effective October 1, 1999, the Company acquired all of the capital stock of T.P.S., Inc. for cash approximating $400,000 and $740,000 in assumption of debt. The acquired business was involved in providing preclinical services to the pharmaceutical industry.

All acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the consolidated financial statements since the effective dates of acquisition. The purchase prices were allocated to the net assets acquired, including $956,000 to goodwill, based upon the fair market value at the date of acquisitions.

On an unaudited pro forma basis, revenue, net income and net income per common share (diluted) for the years ended September 30, 1999 and 1998 were $21,790,000, $194,000, $0.04 and $22,284,000, $782,000, $0.18, respectively.
This pro forma data presents the consolidated results of operations as if the acquisitions had occurred on October 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense and related income tax effects.

The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future.

Pro forma amounts for the years ended September 30, 1998 include, for certain of the acquired entities, financial data for the years ended February 28 and December 31, respectively, as it was not practicable to determine the September 30 year end results.

4.  Inventories

Inventories at September 30 consisted of:

                                               2000                     1999
                                               ----                     ----
Raw materials                              $ 1,288,121             $ 1,049,682
Work in progress                               374,950                 253,329
Finished goods                                 671,361                 594,549
                                           -----------              ----------
                                             2,334,432               1,897,560
LIFO reserve                                   (99,788)               (106,827)
                                               -------                --------
                                           $ 2,234,644             $ 1,790,733
                                           ===========             ===========

5.  Debt Arrangements

The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 50 basis points (9.0 % at September 30, 2000) or at the London Interbank Offered Rate (LIBOR) plus 2% as elected by the Company. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The balance outstanding on this line of credit at September 30, 2000 was $2,267,281.

On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.62% at September 30, 2000).

Cash interest payments of $498,513, $287,058 and $260,249 were made in 2000, 1999 and 1998, respectively. Cash interest payments for 1999 and 1998 included interest of $64,833 and $127,077, respectively, which was capitalized. These amounts included interest required to be paid on a portion of the undistributed earnings of a subsidiary which qualifies as a domestic international sales corporation.

6.  Lease Arrangements

The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments, based upon scheduled payments under the lease arrangements, as of September 30, 2000, are as follows:


          2001                                           $  307,494
          2002                                              307,494
          2003                                              302,215
          2004                                              126,932
          ----                                            ---------
          Total minimum lease payments                    1,044,135
          Amount representing interest                      140,820)
                                                          ---------
          Present value of minimum lease payments           903,315
          Less current portion                             (239,916)
                                                          ---------
                                                          $ 663,399
                                                          =========

The total amount of property and equipment capitalized under lease obligations as of both September 30, 2000 and 1999 was $1,917,625. Accumulated amortization on capital leases at September 30, 2000 and 1999 was $668,852 and $482,604, respectively.

The Company leases office space under noncancelable operating leases that terminate in 2004. These leases contain renewal options ranging from 1 to 5 years. Total rental expense was $32,499, $33,849 and $27,498 in 2000, 1999, and 1998, respectively.

Future minimum lease payments at September 30, 2000 are as follows:

               2001         $  19,890
               2002            19,890
               2003            19,890
               2004             3,315
               ----             -----
                            $  62,985
                            =========

7.  Income Taxes

Significant components of the Company's deferred tax liabilities and assets as of September 30 are as follows:

                                                                                2000            1999
                                                                                ----            ----
           Deferred tax liabilities:

                Tax over book depreciation                                 $  1,226,170    $  1,114,510
                Deferred DISC income                                            170,321         227,095
                                                                           ------------    ------------
           Total deferred liabilities                                         1,396,491       1,341,605
           Deferred tax assets:
                Inventory pricing                                               117,636          64,380
                Accrued vacation                                                154,982         125,199
                Tax credit carryforward                                         205,000           -
                Other-net                                                        56,858          52,681
                Foreign net operating loss                                      396,697         200,698
                                                                           ------------    ------------
           Total deferred tax assets                                            931,173         442,958

           Valuation allowance for deferred tax assets                         (396,697)       (200,698)
                                                                           ------------    ------------
           Net deferred tax assets                                              534,476         242,260
                                                                           ------------    ------------
           Net deferred tax liabilities                                    $    862,015    $  1,099,345
                                                                           ============    ============


Significant components of the provision for income taxes are as follows:

                                                     2000                1999                 1998
                                                     ----                ----                 ----
Current:

       Federal                                  $ (245,378)         $    146,471          $     80,911
       State                                        51,405                99,129                50,458
                                                -----------         ------------          ------------
Total current                                     (193,973)              245,600               131,369

Deferred:

       Federal                                    (230,925)               25,581                99,504
       State                                        (6,405)                6,320                23,469
                                                -----------         ------------          ------------
Total deferred                                    (237,330)               31,901               122,973
                                                -----------         ------------          ------------

                                              $   (431,303)         $    277,501          $    254,342
                                              =============         ============          ============

The effective income tax rate varied from the statutory federal income tax rate as follows:

                                                     2000        1999      1998
                                                     ----        ----      ----
Statutory federal income tax rate                   34.0%        34.0%     34.0%
  Increases (decreases):
  Amortization of goodwill and other
    nondeductible expenses                          (0.6)         2.9       3.3
  Benefit of foreign sales corporation, net          1.5         (5.7)     (6.2)
  State income taxes, net of federal tax
         benefit                                    (1.6)         8.2       7.4
Research and development credit                        -         (7.2)    (13.4)
  Nondeductible foreign losses                     (11.5)         1.1      10.3
  Other                                              2.0         (0.5)      2.8
                                                    ----         ------    ----

                                                    23.8%        32.8%     38.2%
                                                    =====        =====     =====



For fiscal year 2000, the Company is allowed to carryback the loss to receive refunds from prior taxes paid of $313,043.

In fiscal 2000, 1999 and 1998, the Company's foreign operations generated a loss before income taxes of $612,496, $26,771 and $201,294, respectively.

Payments made in 2000, 1999, and 1998 for income taxes amounted to $67,000, $212,400 and $78,000, respectively.

8.  Shareholders' Equity

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

Stock Option Plans

During 1990, the Company established an Employee Incentive Stock Option Plan whereby options to purchase shares of the Company's common shares at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of the grant. The plan terminated in the year 2000.

During fiscal 1989,  the Company  established  an Outside  Director Stock Option
Plan whereby options to purchase shares of the Company's common shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminated on January 1, 1999.

The Company adopted new stock option plans, discussed below, in connection with its initial public offering and accordingly does not plan to grant any more options pursuant to the plans discussed above.

During fiscal 1998, the Company established an Employee Stock Option Plan whereby options to purchase shares of the Company's common shares at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

During fiscal 1998,  the Company  established  an Outside  Director Stock Option
Plan whereby options to purchase shares of the Company's common shares at fair market value can be granted to outside directors of the Company. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

A summary of the Company's stock option activity and related information for the years ended September 30 follows:



                                         2000                         1999                          1998
                              ------------------------     ------------------------    ------------------------
                                            Weighted                     Weighted                      Weighted
                                             Average                      Average                       Average
                                            Exercise                     Exercise                      Exercise
                               Options        Price         Options        Price           Options       Price
                               -------        -----         -------        -----           -------       -----
Outstanding beginning
  of year                       206,299      $  3.35          164,343       $ 2.70         272,671       $1.27

Exercised                       (48,296)        0.52          (19,030)        0.96        (145,328)       1.36

Granted                           5,000         2.88           73,000         4.25          39,000        8.00

Terminated                      (28,768)        3.75          (12,014)        3.73          (2,000)       8.00
                                --------                   ----------                  -----------

Outstanding end of year         134,235      $  4.27          206,299       $ 3.35         164,343       $2.70
                              =========                    ==========                  ===========


                                             Weighted
                           Number            Average        Weighted         Number           Weighted
                      Outstanding at        Remaining        Average     Exercisable at        Average
      Range of         September 30,       Contractual      Exercise      September 30,       Exercise
  Exercise Prices         2000                 Life           Price          2000               Price
  ---------------     --------------       -----------     ----------   ---------------      ----------
     $1.01 - $1.50         8,292             1.28            $1.33           8,292            $1.33

      1.51 -  2.10        36,943             2.47             1.70          36,943             1.70

      2.11 -  8.00        89,000             7.86             5.61          13,500             6.10
                          ------                                            ------

                         134,235                                            58,735
                         =======                                            ======


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


     Risk-free interest rate                       5.50%
     Dividend yield                                0.00%
     Volatility factor of the expected market
       price of the Company's common stock          .53 (.43 in 1999:
                                                         .52 in 1998)
     Expected life of the options (years)          7.0

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

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. Because compensation expense is recognized over the vesting period, the initial impact on pro forma net income may not be representative of compensation expense in future years, when the effect of amortization of multiple awards would be reflected in the consolidated statements of operations. The Company's pro forma information giving effect to the estimated compensation expense related to stock options is as follows:

                                              2000          1999       1998
                                              ----          ----       ----
Pro forma net income (loss)                $(1,415,284)   $504,268   $367,190
Pro forma net income (loss) per share      $     (0.31)   $   0.11   $   0.08



The weighted average fair value of options granted during the year was $1.64, $2.29 and $4.77 in 2000, 1999 and 1998, respectively.

9.  Retirement Plan

Effective July 1, 1984, the Company established an Internal Revenue Code Section 401(k) Retirement Plan (the Plan) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant's total wages to the Plan. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 18% of the participant's annual wages. The Company made no discretionary contributions under the Plan in 2000, 1999, and 1998. Contribution expense was, $256,107, $227,022 and $187,896 in 2000, 1999 and
1998, respectively.

10. Segment Information

The Company operates in two principal segments: analytical services and products. The Company's analytical services unit provides analytical chemistry support on a contract basis directly to pharmaceutical companies. The Company's products unit provides liquid chromatography, electrochemical, and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

Operating Segments:

                                                              Year Ended September 30,
                                                              -----------------------
                                                          2000             1999                1998
                                                    -----------       ------------          -------

                                                                  (in thousands)
Revenue
Services                                            $   10,999          $   9,993           $    7,609
Products                                                 8,224              9,858               10,616
                                                    ----------          ---------           ----------
Total revenue                                       $   19,223          $  19,851           $   18,225
                                                    ==========          =========           ==========


Operating Income (Loss)
Services                                            $     (409)         $   2,075           $    1,753
Products                                                  (783)            (1,114)              (1,062)
                                                    ----------          ---------           ----------
Total operating income (loss)                           (1,192)               961                  691
Corporate income (expenses)                               (621)              (114)                 (24)
                                                    ----------          ---------           ----------
Income (loss) before income taxes                   $   (1,813)         $     847           $      667
                                                    ==========          =========           ==========
Identifiable Assets
Services                                            $   17,537          $  16,523           $   12,819
Product                                                  9,125              9,798                9,461
                                                    ----------          ---------           ----------
Total assets                                        $   26,662          $  26,321           $   22,280
                                                    ==========          =========           ==========

Depreciation and Amortization
Services                                            $    1,218          $     912           $      560
Products                                                   418                366                  314
                                                    ----------          ---------           ----------
Total depreciation and amortization                 $    1,636          $   1,278           $      874
                                                    ==========          =========           ==========
Capital Expenditures
Services                                            $    1,269          $   3,285           $    4,571
Products                                                   304                769                  369
                                                    ----------          ---------           ----------
Total capital expenditures                          $    1,573          $   4,054           $    4,940
                                                    ==========          =========           ==========


Geographic Information:

                                             Year Ended September 30
                                ------------------------------------------------
                                     2000            1999             1998
                                ------------------------------------------------
                                                   (in thousands)
Sales to external customers

North America                   $  13,891       $  13,012        $  12,715
Pacific Rim:
               Japan                  580             716            1,053
               Other                  232             695              771
Europe                              2,317           2,776            1,126
Other                               2,203           2,652            2,560
                                ----------       --------        ---------
                                $  19,223       $  19,851        $  18,225
                                ==========       ========        =========
Long-lived assets
North America                   $  18,467       $  16,991        $  14,632
Europe                              1,575           1,609            1,285

                                ----------       --------        ---------
                                $  20,042       $  18,600        $  15,917
                                =========       =========        =========


Major Customers:

During 2000, 1999 and 1998, a major United States-based pharmaceutical company accounted for approximately 21.0%, 22.2% and 19.6%, respectively, of the Company's total revenues and 16.4% and 23.9% of total trade accounts receivable at September 30, 2000 and 1999, respectively.

During 2000, a major United States-based pharmaceutical company accounted for approximately 12.2% of the Company's total revenues and 13.8% of total trade accounts receivable at September 30, 2000.

The Company sells its products through international distributors, one of which represented 1.4%, 6% and 10% of 2000, 1999 and 1998 product revenues, respectively. Accounts receivable from this foreign distributor was $21,962 and $39,522 at September 30, 2000 and 1999, respectively.

11. Litigation

In April 1997, CMA Microdialysis Holding A.B. (CMA) filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,693,832. Subsequent to September 30, 2000, the Company is working on a settlement for this infringement case. The Company does not believe that the financial terms of settlement will have a material adverse effect on the Company's financial condition or its results of operations.

                                           Bioanalytical Systems, Inc.

                                             Quarterly Financial Data


Bioanalytical Systems, Inc.

Unaudited (Amounts in thousands, except for per share data)



For the Quarter Ended in Fiscal 2000                   December 31       March 31       June 30     September 30
------------------------------------                   -----------       --------       -------     ------------

Total revenue                                            $4,446           $4,090        $5,452         $5,235

Gross profit                                              1,409            1,398         2,161          2,036

Net income (loss)                                          (372)           (427)          (139)          (444)

Basic net income (loss) per common share(1)                (.08)           (.09)          (.03)          (.10)

Diluted net income (loss) per common and
common equivalent share(1)                                 (.08)           (.09)          (.03)          (.10)
------------------------------------------------   -------------    ------------    -----------   ------------
For the Quarter Ended in Fiscal 1999                 December 31        March 31        June 30   September 30
------------------------------------------------   -------------    ------------    -----------   ------------
Total revenue                                            $4,598          $5,057         $4,973         $5,223

Gross profit                                              2,096           2,537          2,277          2,499


Net income (loss)                                            (6)            200             67            309

Basic net income per common share(1)                        .00             .04            .01            .07

Diluted net income per common and common
equivalent share(1)                                         .00             .04            .01            .07


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

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.


Name                             Age                 Position
----------------------------------------------------------------
Peter T. Kissinger, Ph.D......... 56..........Chairman of the Board;
                                              President; Chief Executive Officer
Ronald E. Shoup, Ph.D.............49..........President, BAS Analytics; Director
Douglas P. Wieten.................39..........Vice President, Finance; Chief Financial
                                                Officer; Treasurer
Candice B. Kissinger..............49..........Senior Vice President, Marketing;
                                              Secretary and Director
Craig S. Bruntlett, Ph.D..........51..........Senior Vice President, International Sales
Donnie A. Evans...................54..........Vice President, Engineering
Stephen Geary, Ph.D...............59..........Vice President, United States Sales & Marketing
Lina L. Reeves-Kerner.............50..........Vice President, Human Resources
Michael P. Silvon.................53..........Vice President, Business Development
Michelle L. Troyer................29..........Corporate Controller
James B. Spence...................57..........Managing Director, BAS Analytics Ltd. and
                                                BAS Instruments Ltd.
William E. Baitinger..............67..........Director
Michael K. Campbell...............49..........Director
John A. Kraeutler.................52..........Director
W. Leigh Thompson.................62..........Director


     Peter T. Kissinger, Ph.D. founded the Company in 1974 and has served as its Chairman, President and Chief Executive Officer since 1974. He is also a part-time Professor of Chemistry at Purdue University, where he has been teaching since 1975. Dr. Kissinger has a Bachelor of Science degree in Analytical Chemistry from Union College and a Doctorate in Analytical Chemistry from the University of North Carolina.

     Ronald E. Shoup, Ph.D. has been President of the Company's services unit, BAS Analytics, since 1990. He has been instrumental in developing many of the Company's chromatographic applications. Dr. Shoup has a Bachelor of Science degree in Chemistry and Mathematics and a Ph.D in Analytical Chemistry from Purdue University.

     Douglas P. Wieten has been Vice President, Finance since February 1999, Chief Financial Officer since September 1997 and Treasurer since march 1997. He served as Corporate Controller from 1992 to February 1999. Prior to that time, Mr. Wieten worked at Ernst & Whinney (now Ernst & Young LLP), where he had been employed since 1984. Mr. Wieten is a certified public accountant and has a Bachelor of Science degree in Accounting from Butler University.

     Candice B. Kissinger has been Senior Vice President, Marketing since January 2000. She served as Vice President, International Sales and Marketing since July 1981. From 1978 to 1981, Mrs. Kissinger served as an accounts receivable clerk. Mrs. Kissinger has a Bachelor of Science degree in Microbiology from Ohio Wesleyan University and a Master of Science degree in Food Science from the University of Massachusetts. Mrs. Kissinger is the wife of Dr. Peter Kissinger.

     Craig S. Bruntlett, Ph.D. has been Senior Vice President of International Sales since January 2000. From 1992 to 1999 he was Vice President, Electrochemical Products. From 1980 to 1990, Dr. Bruntlett was Director of New Products Development for the Company. Dr. Bruntlett has a Bachelor of Arts degree in Chemistry and Mathematics from St. Cloud State University in Minnesota and a Ph.D. in Chemistry from Purdue University.

     Donnie A. Evans was the Company's first full-time employee, beginning as an electronics engineer in 1978. Since January of 1988, he has been Vice President, Engineering Services.

     Stephen Geary, Ph.D has been Vice President, United States Sales since January 1992. Dr. Geary is also responsible for the sales efforts of the Company's clinical products. Dr. Geary has a Bachelor of Science degree in Biology and Chemistry from Tufts University, a Master of Science degree in Biology from the University of New Hampshire and a Ph.D in Biochemistry from Syracuse University.

     Lina L. Reeves-Kerner has been Vice President, Human Resources since 1995 and is responsible for the administrative support functions of the Company, including shareholder relations, human resources and community relations. From 1980 to 1990, Ms. Reeves-Kerner served as an Administrative Assistant with the Company. Ms. Reeves-Kerner has a Bachelor of Science degree in Business Administration from Indiana Wesleyan University.

     Michael P. Silvon, Ph.D. has been Vice President, Business Development since March 1997. Dr. Silvon has been general manager, BAS Evansville and Vetronics since January 2000. Prior to January 1997, Dr. Silvon was Manager, Technical Services for Great Lakes Chemical and Vice President Sales & Marketing at Hi-Port, Inc. in Houston, Texas. Before October 1993, Dr. Silvon was Regional Business Manager-Americas for Zeneca Fine Chemicals following roles in Commercial Development and Technology Planning. He has a Bachelor of Science in Chemistry from Loyola University of Chicago, a Master of Business Administration from Sacred Heart University and a Doctorate in Chemistry from the University of Vermont.

     Michelle L. Troyer has been the Corporate Controller since February 1999. Ms. Troyer joined the Company in 1994 as a Staff Accountant and became Assistant Controller in October 1996. Ms. Troyer has a Bachelor of Science degree in Accounting from Purdue University and is a certified public accountant.

     James B. Spence has been Managing Director, BAS Analytics Ltd. since July 1998. Since 1990 he had been Managing Director of Clinical Innovations, which was acquired by the Company in July 1998. Mr. Spence was made a Fellow of the Institute of Medical Laboratory Sciences in 1966.

     William E. Baitinger has served as a director of the Company since 1979. Mr. Baitinger has been Director of Technology Transfer at Purdue University since 1988, responsible for all aspects of the program. Mr. Baitinger has a Bachelor of Science degree in Chemistry and Physics from Marietta College and a Master of Science degree in Chemistry from Purdue University.

     Michael K. Campbell has served as a Company director since 1991. Mr. Campbell has been the President and Chief Executive Officer of Powerway, Inc., a software company, since 1993. From January 1992 until January 1993, he was Chief Financial Officer of Hurco Companies, Inc. and president of Hurco manufacturing, its largest division. He has a Bachelor of Science degree in Accounting from the University of Southern Indiana.

     John A. Kraeutler has served as a director of the Company since january 1997. Mr. Kraeutler has been President and Chief Operating Officer of Meridian Diagnostics, Inc. since August 1992 and is also a director. Prior to that time, Mr. Kraeutler was Executive Vice President and Chief Operating Officer of Meridian Diagnostics, Inc. Mr. Kraeutler has a Bachelor of Science degree in biology from Fairleigh Dickinson University as well as a master of Science degree in Biology and a Master of Business Administration from Seton Hall University.

     W. Leigh Thompson, Ph.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson held various positions at Lilly Research Laboratories. Dr. Thompson has a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science and a Doctorate in Pharmacology from the Medical University of South Carolina and a Medical Doctor degree from The Johns Hopkins University. Dr. Thompson is also a director of Chrysalis International Corporation, Corvas International, Inc. GeneMedicine, Inc., La Jolla Pharmaceutical company, Medarex, Inc., Ophidian Pharmaceuticals, Inc. and Orphan Medical, Inc.

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

               Report of Independent Auditors.

               Consolidated   Balance  Sheets  as  of  September  30,  2000  and
               September 30, 1999.

               Consolidated   Statements  of  Operations  for  the  Years  Ended
               September 30, 2000, 1999 and 1998.

               Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

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

                  BIOANALYTICAL SYSTEMS, INC.

                  (Registrant)



                  By:  /s/  Peter T. Kissinger
                       ---------------------------------------------------------
                       Peter T. Kissinger
                       President and Chief Executive Officer



                  By:  /s/ Douglas P. Wieten
                       ---------------------------------------------------------
                       Douglas P. Wieten
                       Chief Financial Officer, Treasurer, VP Finance
                       (Principal Financial and Accounting Officer)

Date:  December 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                             Capacity                       Date
---------                             --------                       ----


/s/ Peter T. Kissinger         President, Chief Executive      December 28, 2000
-----------------------------    Officer and Director
Peter T. Kissinger


/s/ Douglas P. Wieten          Chief Financial Officer,        December 28, 2000
-----------------------------    and Treasurer
Douglas P. Wieten


/s/ William E. Baitinger       Director                        December 28, 2000
-----------------------------
William E. Baitinger


/s/ Michael K. Campbell        Director                        December 28, 2000
-----------------------------
Michael K. Campbell


/s/  Candice B. Kissinger      Director                        December 28, 2000
-----------------------------
Candice B. Kissinger


/s/  John A. Kraeutler         Director                        December 28, 2000
-----------------------------
John A. Kraeutler


/s/  Ronald E. Shoup           Director                        December 28, 2000
-----------------------------
Ronald E. Shoup


/s/  W. Leigh Thompson         Director                        December 28, 2000
-----------------------------
W. Leigh Thompson


                                            INDEX TO EXHIBITS

                                                                                            Sequential
     Number                                                                                  Numbering
  Assigned In                                                                               System Page
 Regulation S-K                                                                              Number of
    Item 601                            Description of Exhibits                               Exhibit
    --------                            -----------------------                             -----------

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

            10.10    Business  Loan  Agreement by and between  Bioanalytical  Systems,
                     Inc.,  and  Bank  One,   Indiana,   N.A.   dated  April  1,  2000
                     (Incorporated by reference to Exhibit  10.10 to Form 10-Q for the quarter ended June 30, 2000).

            10.11    Commercial  Security  Agreement  by  and  between   Bioanalytical
                     Systems,  Inc. and Bank One,  Indiana,  N.A., dated March 1, 1998
                     (Incorporated  by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1998).

            10.12    Negative Pledge Agreement by and between  Bioanalytical  Systems,
                     Inc.  and  Bank  One,   Indiana,   N.A.,   dated  March  1,  1998
                     (Incorporated  by reference to Exhibit 10.16 to Form 10-Q for the quarter ended June 30, 1998).

            10.13    Promissory Note by and between  Bioanalytical  Systems,  Inc. and
                     Bank One,  Indiana  N.A.,  dated June 24, 1999 related to loan in the amount of $3,500,000  (Incorporated by reference to Exhitibit
                     10.18 to Form 10-Q for the quarter ended June 30, 1999).

            10.14    Promissory Note for $3,500,000 executed by Bioanalytical Systems,
                     Inc.  in favor of Bank One,  Indiana  N.A.,  dated  April 1, 2000
                     (Incorporated  by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 1999).




      (12)           No Exhibit

      (13)           No Exhibit

      (16)           No Exhibit

      (18)  21.1     No Exhibit

      (21)  21.1     Subsidiaries of the Registrant

      (23)  23.1    Consent of Independent Auditors

      (24)           No Exhibit

      (27)  27.1     Financial Data Schedule

      (99)           No Exhibit


                                     - 45 -