Form 10-Q
period 2000-12-31
BIOANALYTICAL SYSTEMS INC
filed 2001-02-09
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

OR

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


                        Commission File Number 333-36429


                          BIOANALYTICAL SYSTEMS, INC.
                          ---------------------------
           (Exact name of the registrant as specified in its charter)


          INDIANA                                     35-1345024
          -------                                     ----------
 (State or other jurisdiction                      (I.R.S. Employer
of corporation or organization)                   Identification No.)


           2701 KENT AVENUE
          WEST LAFAYETTE, IN                           47906
          ------------------                           -----
(Address of principal executive offices             (Zip code)

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

YES     [X]     NO

As of December 31, 2000, 4,563,397 Common Shares of the registrant were outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited):

            Consolidated Balance Sheets as of December 31, 2000 and
            September 30, 2000 ...............................................3

            Consolidated Statements of Operations for the Three
            Months ended December 31, 2000 and 1999 ..........................5

            Consolidated Statements of Cash Flows for the Three
            Months Ended December 31, 2000 and 1999 ..........................7

            Notes to Consolidated Financial Statements .......................8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................9

Item 3      Quantitative and Qualitative Disclosures About Market Risk ......11


PART II     OTHER INFORMATION

Item 1      Legal Proceedings ...............................................11

Item 6      Exhibits and Reports on Form 8-K ................................12

SIGNATURES ..................................................................13

PART I -- FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                                    BIOANALYTICAL SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)


                                                          December 31, 2000     September 30, 2000
                                                              (Unaudited)             (Note)
                                                              -----------             ------
ASSETS
    Current Assets:
      Cash and cash equivalents                                  $   391             $   477
      Accounts receivable, net                                     3,495               3,128
      Inventories                                                  2,337               2,235
      Other current assets                                           141                  56
      Refundable income taxes                                        313                 313
      Deferred income taxes                                          411                 411
                                                                 -------             -------
        Total Current Assets                                       7,088               6,620

    Property and equipment:
      Land and improvements                                      $   496                 496
      Buildings and improvements                                  13,379              13,340
      Machinery and equipment                                      9,622               9,536
      Office furniture and fixtures                                1,076               1,072
      Construction in process                                          7                   7
                                                                 -------             -------
        Total Property and Equipment                              24,580             $24,451
        Less accumulated depreciation                             (5,960)             (5,538)
                                                                 -------             -------
                                                                  18,620              18,913
      Goodwill, less accumulated amortization
        of $231 and $213                                             972                 990
      Other assets                                                   135                 139
                                                                 -------             -------

        Total Assets                                             $26,815             $26,662
                                                                 =======             =======
LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                                           $ 1,318             $ 1,398
      Income taxes payable                                           ---                   2
      Accrued expenses                                               500                 619
      Customer advances                                              846                 929
      Revolving line of credit                                     2,496               2,267
      Current portion of capital lease obligation                    240                 240
      Current portion of long-term debt                              233                 234
        Total current liabilities                                  5,633               5,689
      Capital lease obligation, less current portion                 605                 663
      Long-term debt, less current portion                         2,917               2,975
      Deferred income taxes                                        1,408               1,273
    Shareholders equity:
      Preferred Shares:
        1,000,000 shares authorized;
          no shares issued and outstanding                           ---                 ---
      Common Shares:  19,000,000 shares
         authorized; 4,563,397 and 4,562,645
         shares issued and outstanding                             1,011               1,011
    Additional paid-in capital                                    10,497              10,496
    Retained earnings                                              4,773               4,578
    Accumulated other comprehensive loss
                                                                     (29)                (23)
                                                                 -------             -------
        Total shareholders' equity                                16,252              16,062
                                                                 -------             -------

        Total liabilities and shareholders' equity               $26,815             $26,662
                                                                 =======             =======

Note:  The  balance  sheet at  September  30,  2000 has been  derived  from the  audited  financial statements  at that date but does not  include all of the  information  and  footnotes  required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                               BIOANALYTICAL SYSTEMS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except share and per share amounts)
                                       (Unaudited)


                                                 Three Months            Three Months
                                              Ended Dec 31, 2000      Ended Dec 31, 1999
                                              ------------------      ------------------

Services revenue                                $    3,096             $    2,773
Product revenue                                      2,330                  1,673
                                                ----------             ----------
    Total revenue                                    5,426                  4,446

Cost of services revenue                             2,241                  2,418
Cost of product revenue                                763                    619
                                                ----------             ----------
    Total cost of revenue                            3,004                  3,037

Gross profit                                         2,422                  1,409

Operating expenses:
    Selling                                            776                    804
    Research and development                           394                    448
    General and administrative                         761                    629
                                                ----------             ----------

     Total operating  expenses                       1,931                  1,881
                                                ----------             ----------
Operating income (loss)                                491                   (472)

Interest income                                        ---                     12
Interest expense                                      (136)                  (121)
Other income (expense)                                   1                     17
Loss on sale of property and equipment                 ---                     (8)
                                                ----------             ----------

Income (loss) before income taxes                      356                   (572)
Income taxes (benefit)                                 161                   (200)
                                                ----------             ----------
Net income (loss)                               $      195             $     (372)
                                                ==========             ==========


Basic net income (loss) per common share        $      .04             $     (.08)

Diluted net income (loss) per common and        $      .04             $     (.08)
common equivalent share

Basic weighted average common shares            $4,563,242             $4,515,825
outstanding
Diluted weighted average common and common      $4,577,365             $4,515,825
equivalent shares outstanding

See accompanying notes.


                                  BIOANALYTICAL SYSTEMS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (in thousands)
                                          (Unaudited)


                                                 Three Months Ended        Three Months Ended
                                                  December 31, 2000         December 31, 1999
                                                 ------------------        ------------------

Operating activities:
  Net income (loss)                                    $  195                   $ (372)
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
    Depreciation and amortization                         440                      338
    Loss on sale of property and equipment                ---                        8
    Deferred income taxes                                 135                     (227)
    Changes in operating assets and liabilities:
      Accounts receivable                                (367)                   1,218
      Inventories                                        (102)                    (129)
      Other assets                                        (81)                      49
      Accounts payable                                    (80)                    (997)
      Income taxes payable                                 (2)                      (2)
      Accrued expenses and customer advances             (202)                    (628)
                                                       ------                   ------
  Net cash used by operating activities                   (64)                    (742)

  Investing activities:
    Capital expenditures                                 (129)                    (408)
    Payments for purchase of net assets of
     TPS, Inc. net of cash acquired                       ---                     (429)
                                                       ------                   ------
  Net cash used by investing activities                  (129)                    (837)

  Financing activities:
    Payments of long-term debt                           (117)                    (564)
    Borrowings on lines of credit                         481                    1,101
    Payments on lines of credit                          (252)                    (283)

  Net proceeds from the exercise of stock options           1                       13
                                                       ------                   ------
  Net cash provided by financing activities               113                      267

  Effects of exchange rate changes                         (6)                     (15)
                                                       ------                   ------
  Net decrease in cash and cash equivalents               (86)                  (1,327)
  Cash and cash equivalents at beginning of period        477                    1,924
                                                          ---                   ------
  Cash and cash equivalents at end of period           $  391                   $  597
                                                       ======                   ======

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

(2)  INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2000. In the opinion of management, the consolidated financial statements for the three month periods ended December 31, 2000 and 1999 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results for the year ending September 30, 2001.

(3)  INVENTORIES

     Inventories consisted of (in thousands):


                               December 31, 2000          September 30, 2000
                               -----------------          ------------------

Raw materials                        $ 1,163                  $  1,288
Work in progress                         356                       375
Finished goods                           918                       672
                                     -------                  --------
                                       2,437                     2,335
LIFO reserve                            (100)                     (100)
                                     -------                  --------
                                     $ 2,337                  $  2,235
                                     =======                  ========

(4)  DEBT

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate plus 75 basis points (10.25% at December 31, 2000). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $2,495,934 outstanding on this line of credit at December 31, 2000.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.56% at December 31, 2000).

(5)  LITIGATION

     In April 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. During the quarter ended December 31, 2000, the Company settled this case for an immaterial amount.

(6)  SEGMENT INFORMATION

     The Company operated in two principal segments - analytical services and products. The Company's analytical services unit provides chemistry support on a contract basis directly to pharmaceutical companies. The Company's products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments.

Operating Income (Loss)            Three Months Ended         Three Months Ended
    (In thousands)                  December 31, 2000          December 30, 1999
                                    -----------------          -----------------

Services                                  $ 282                     $ (70)
Products                                    209                      (402)
                                          -----                     -----
Total operating income (loss)               491                      (472)
Corporate income (expenses)                (135)                      100
                                          -----                     -----
Income (loss) before income taxes         $ 356                     $(572)
                                          =====                     =====

(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (October 1, 2000 for the Company). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Currently, the Company does not use derivatives.


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

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

     Total revenue for the three months ended December 31, 2000 increased 22.0% to $5.4 million from $4.4 million for the three months ended December 31, 1999. The net increase of $1.0 million was primarily due to increased revenue from the sale of the Culex automated blood sampling devices and related products, which increased product sales to $2.3 million for the three months ended December 31, 2000 from $1.7 million for the three months ended December 31, 1999.

     Total cost of revenue for the three months ended December 31, 2000 decreased 1.1% to $3.00 million from $3.04 million for the three months ended December 31, 1999. Cost of services revenue decreased to 72.4% of services revenue for the three months ended December 31, 2000 from 87.2% of services revenue for the three months ended December 31, 1999 primarily due to an increase in preclinical and bioanalytical service revenue. Cost of product revenue decreased to 32.7% of product revenue for the three months ended
December 31, 2000 from 37.0% of product revenue for the three months ended December 31, 1999, primarily due to a change in product mix.

     Selling expenses for the three months ended December 31, 2000 decreased 3.5% to $776,000 from $804,000 for the three months ended December 31, 1999. Research and development expenses for the three months ended December 31, 2000 decreased 12.1% to $394,000 from $448,000 for the three months ended December 31, 1999, primarily as a result of an increase in grant reimbursements. General and administrative expenses for the three months ended December 31, 2000 increased 21.0% to $761,000 from $629,000 for the three months ended December 31, 1999, primarily as a result of the increase in staff at the preclinical services unit.

     Other expense was $135,000 for the three months ended December 31, 2000, as compared to other expense of $100,000 for the three months ended December 31, 1999, primarily as a result of increased interest expense due to the increase in debt.

     The Company's effective tax rate for the three months ended December 31, 2000 was 45.1% as compared to 34.5% for the three months ended December 31, 1999, primarily due to nondeductible foreign losses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had cash and cash equivalents of $391,000 compared to cash and cash equivalents of $477,000 at September 30, 2000. The decrease in cash resulted primarily from the Company's investing activities.

     The Company's net cash used by operating activities was $64,000 for the three months ended December 31, 2000 as compared to $742,000 for the first three months of fiscal 1999 primarily due to the reduction in accounts payable in the quarter ended December 31, 1999 and the effect of the consolidation of financial results with the acquisition of T.P.S., Inc. on October 1, 1999. The negative cash flow from operations during the three months ended December 31, 2000 was partially the result of a net income of $195,000 plus non-cash charges of $575,000 offset by a net change of $(834,000) in operating assets and liabilities. The most significant increase in operating assets related to accounts receivable, which increased $367,000 to $3,495,000 at December 31, 2000 primarily due to the increase in revenue.

     Cash used by investing activities was $129,000 for the three months ended December 31, 2000 as compared to $837,000 for the three months ended December 31, 1999 primarily due to the acquisition of T.P.S., Inc. in the quarter ended December 31, 1999. Cash provided by financing activities for the three months ended December 31, 2000 was $113,000, primarily due to the increase of debt.

     Total expenditures by the Company for property and equipment were $129,000 and $408,000 for the three months ended December 31, 2000 and 1999, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment accounted for the largest portions of these expenditures. The Company currently has no firm commitments for capital expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank line of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate plus 75 basis points (10.25 % at December 31, 2000). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $2,495,934 outstanding on this line of credit at December 31, 2000.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (8.56% at December 31, 2000).


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. During the quarter ended December 31, 2000, the Company settled this case for an immaterial amount.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

     3.2 Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).

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

     10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A. dated April 1, 2000. (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2000).

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


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    BIOANALYTICAL SYSTEMS, INC.



                                    By  /s/  PETER  T.  KISSINGER
                                    --------------------------------------------
                                    Peter  T.  Kissinger
                                    President  and  Chief  Executive  Officer

Date:  February 9, 2001

                                    By  /s/  DOUGLAS  P.  WIETEN
                                    --------------------------------------------
                                    Douglas  P.  Wieten
                                    Vice President-Finance, Chief  Financial
                                      Officer, and Treasurer
                                    (Principal Financial and Accounting Officer)

Date: February 9, 2001


                                         BIOANALYTICAL SYSTEMS, INC.
                                                  FORM 10-Q
                                              INDEX TO EXHIBITS

Number Assigned in
  Regulation S-K         Exhibit
     Item 601             Number                              Description of Exhibit
     --------             ------                              ----------------------

        (2)                            No Exhibit.
        (3)                 3.1        Second   Amended   and   Restated   Articles  of   Incorporation   of
                                       Bioanalytical  Systems,  Inc.  (Incorporated  by  reference to Exhibit
                                       3.1 to Form 10-Q for the quarter ended December 31, 1997).
                            3.2        Second Restated Bylaws of Bioanalytical  Systems, Inc.  (Incorporated
                                       by  reference  to  Exhibit  3.2 to Form  10-Q  for the  quarter  ended
                                       December 31, 1997).
        (4)                 4.1        Specimen  Certificate for Common Shares (Incorporated by reference to
                                       Exhibit 4.1 to Registration  Statement on Form S-1,  Registration  No.
                                       333-36429).
                           10.2        Bioanalytical  Systems,  Inc.  Outside  Director  Stock  Option  Plan
                                       (Incorporated  by reference to Exhibit 10.2 to Registration  Statement on Form S-1, Registration No.  333-36429).
                           10.3        Form of  Bioanalytical  Systems,  Inc.  Outside Director Stock Option
                                       Agreement  (Incorporated  by reference to Exhibit 10.3 to Registration
                                       Statement on Form S-1, Registration No.  333-36429).
                           10.4        Bioanalytical  Systems,  Inc.  1990 Employee  Incentive  Stock Option
                                       Plan  (Incorporated  by  reference  to  Exhibit  10.4 to  Registration
                                       Statement on Form S-1, Registration No.  333-36429).
                           10.5        Form of  Bioanalytical  Systems,  Inc.  1990  Employee  Stock  Option
                                       Agreement  (Incorporated  by reference to Exhibit 10.5 to Registration
                                       Statement on Form S-1, Registration No.  333-36429).
                           10.6        Bioanalytical  Systems,  Inc.  1997 Employee  Incentive  Stock Option
                                       Plan  (Incorporated  by  reference  to Exhibit  10.26 to  Registration
                                       Statement on Form S-1, Registration No. 333-36429).
                           10.7        Form of  Bioanalytical  Systems,  Inc. 1997 Employee  Incentive Stock
                                       Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.27 to
                                       Registration Statement on Form S-1, Registration No. 333-36429).
                           10.8        1997 Bioanalytical  Systems,  Inc. Outside Director Stock Option Plan
                                       (Incorporated by reference to Exhibit 10.28 to Registration  Statement on Form S-1, Registration No. 333-36429).
                           10.9        Form of  Bioanalytical  Systems,  Inc.  1997 Outside  Director  Stock
                                       Option  Agreement  (Incorporated  by  reference  to  Exhibit  10.29 to
                                       Registration Statement on Form S-1, Registration No. 333-36429).
                           10.10       Business Loan Agreement by and between Bioanalytical  Systems,  Inc., and Bank One,  Indiana,  N.A.  dated  April 1, 2000  (Incorporated  by reference  to Exhibit  10.10 to Form 10-Q for the  quarter  ended June
                                       30, 2000).
                           10.11       Commercial Security Agreement by and between  Bioanalytical  Systems,
                                       Inc. and Bank One,  Indiana,  N.A., dated March 1, 1998  (Incorporated by  reference  to  Exhibit  10.15 to Form 10-Q for the  quarter  ended
                                       March 31, 1998).



                           10.12       Negative Pledge Agreement by and between Bioanalytical  Systems,  Inc.
                                       and Bank One, Indiana,  N.A., dated  March 1, 1998  (Incorporated   by
                                       reference to Exhibit  10.16 to Form 10-Q for the  quarter  ended March
                                       31, 1998).
                           10.13       Promissory Note by and  between  Bioanalytical  Systems, Inc. and Bank
                                       One, Indiana, NA,  dated June  24, 1999 related to loan in  the amount of $3,500,000  (Incorporated  by reference  to  Exhibit 10.18 to  Form
                                       10-Q for the  quarter  ended  June 30,  1999).
                           10.14       Promissory  Note for  $3,500,000  executed  by Bioanalytical  Systems,
                                       Inc. in   favor   of Bank One,  Indiana,  N.A.   dated   April 1, 2000
                                       (Incorporated  by  reference to Exhibit  10.19  to Form 10-Q  for  the quarter ended June 30,  2000).
    (11)                   11.1        Statement Regarding Computation  of Per Share  Earnings.
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