Form 10-Q
period 2001-03-31
BIOANALYTICAL SYSTEMS INC
filed 2001-05-15
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM 10-Q

(Mark One)

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

   OR

  [   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________


                         Commission File Number 0-23357


                           BIOANALYTICAL SYSTEMS, INC.
                           ---------------------------
           (Exact name of the registrant as specified in its charter)

          INDIANA                                     35-1345024
          -------                                     ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

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

            YES  [X]    NO

As  of  March  31,  2001,   4,563,397  Common  Shares  of  the  registrant  were
outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I FINANCIAL INFORMATION Item 1 Financial Statements (Unaudited):

          Consolidated Balance Sheets as of March 31, 2001 and
          September 30, 2000                                                 3

          Consolidated Statements of Operations for the Three                4
          Months and Six Months ended March 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the Six Months           5
          Ended March 31, 2001 and 2000

          Notes to Consolidated Financial Statements                         6

Item 2    Management's Discussion and Analysis of Financial                  8
          Condition and Results of Operations

Item 3    Quantitative and Qualitative Disclosures About Market Risk        10


PART II   OTHER INFORMATION
Item 1    Legal Proceedings                                                 10
Item 4    Submission of Matters to a Vote of Security Holders               10
Item 6    Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  13

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             BIOANALYTICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share data)

                                                           March 31,     September 30,
                                                             2001            2000
                                                          (Unaudited)       (Note)
                                                          -----------       ------
ASSETS
    Current Assets:
     Cash and cash equivalents                              $   325        $   477
     Accounts receivable, net                                 4,810          3,128
     Inventories                                              2,294          2,235
     Other current assets                                       112             56
     Refundable income taxes                                    289            313
     Deferred income taxes                                      411            411
                                                            -------        -------
       Total current assets                                   8,241          6,620
    Property and equipment:
     Land and improvements                                      496            496
     Buildings and improvements                              13,517         13,340
     Machinery and equipment                                  9,960          9,536
     Office furniture and fixtures                            1,077          1,072
     Construction in process                                     19              7
                                                            -------        -------
         Total property and equipment                        25,069         24,451
     Less accumulated depreciation                           (6,306)        (5,538)
                                                            -------        -------
  Net property & equipment                                   18,763         18,913
 Goodwill, less accumulated amortization
   of $243 and $213                                             960            990
 Other assets                                                   231            139
                                                            -------        -------

               Total Assets                                 $28,195        $26,662
                                                            =======        =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                                       $ 1,771        $ 1,398
     Income taxes payable                                       ---              2
     Accrued expenses                                           580            619
     Customer advances                                        1,315            929
     Revolving line of credit                                 2,010          2,267
     Current portion of capital lease obligation                240            240
     Current portion of long-term debt                          233            234
                                                            -------        -------
      Total current liabilities                               6,149          5,689
 Capital lease obligation, less current portion                 546            663
 Long-term debt, less current portion                         2,858          2.975
 Deferred income taxes                                        1,782          1,273
Shareholders equity:
     Preferred Shares:
     1,000,000 shares authorized;
     no shares issued
     and outstanding                                            ---            ---
     Common Shares:  19,000,000 shares
        authorized; 4,563,397 and 4,562,645
        shares issued and outstanding                         1,011          1,011
   Additional paid-in capital                                10,497         10,496
   Retained earnings                                          5,355          4,578
   Accumulated other comprehensive loss
                                                                 (3)           (23)
                                                            -------        -------
      Total shareholders' equity                             16,860         16,062
                                                            -------        -------

      Total liabilities and shareholders'  equity           $28,195        $26,662
                                                            =======        =======


The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the  information  and footnotes required by  accounting  principles  generally  accepted  in the United  States for complete financial statements.

See accompanying notes.


                                               BIOANALYTICAL SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except per share amounts)
                                                       (Unaudited)


                                                     Three Months      Three Months        Six Months       Six Months
                                                     Ended Mar 31,     Ended Mar 31,     Ended Mar 31,     Ended Mar 31,
                                                          2001              2000              2001             2000
                                                     -------------     -------------     ------------     --------------

Service revenue                                      $    4,267        $    2,610        $    7,363       $    5,383
Product revenue                                           2,575             1,480             4,905            3,153
                                                     ----------        ----------        ----------       ----------
    Total revenue                                         6,842             4,090            12,268            8,536

Cost of service revenue                                   2,512             2,167             4,753            4,585
Cost of product revenue                                     858               525             1,621            1,144
                                                     ----------        ----------        ----------       ----------
    Total cost of revenue                                 3,370             2,692             6,374            5,729

Gross profit                                              3,472             1,398             5,894            2,807

Operating expenses:
    Selling                                                 912               726             1,688            1,530
    Research and development                                417               447               811              895
    General and administrative                            1,024               750             1,785            1,379
                                                     ----------        ----------        ----------       ----------

        Total Operating  Expenses                         2,353             1,923             4,284            3,804
                                                     ----------        ----------        ----------       ----------
Operating income (loss)                                   1,119              (525)            1,610             (997)

Interest income                                               3                 1                 3               13
Interest expense                                           (136)             (121)             (272)            (242)
Other income (expense)                                        4                (4)                5               13
Loss on sale of property and equipment                      ---                (8)              ---              (16)
                                                     ----------        ----------        ----------       ----------

Income (loss) before income taxes                           990              (657)            1,346           (1,229)
Income taxes (benefits)                                     408              (230)              569             (430)
                                                     ----------        ----------        ----------       ----------
Net income (loss)                                    $      582        $     (427)       $      777       $     (799)
                                                     ==========        ==========        ==========       ==========


Basic net income (loss) per common share             $      .13        $     (.09)       $      .17       $     (.18)

Diluted net income (loss) per common and             $      .13        $     (.09)       $      .17       $     (.18)
common equivalent share

Basic weighted average common shares                  4,563,397         4,560,474         4,563,319        4,538,028
outstanding

Diluted weighted average common and common            4,589,009         4,560,474         4,583,123        4,538,028
equivalent shares outstanding

See accompanying notes.



                                     BIOANALYTICAL SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (Unaudited)


                                                              Six Months Ended     Six Months Ended
                                                                Mar 31, 2001         Mar 31, 2000
                                                                ------------         ------------

Operating activities:
Net income (loss)                                               $    777              $  (799)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                                    798                  580
    Loss on sale of property and equipment                           ---                    8
    Deferred income taxes                                            509                 (484)
    Changes in operating assets and liabilities:
        Accounts receivable                                       (1,682)               1,058
        Inventories                                                  (59)                (402)
         Refundable income taxes                                      24                  ---
        Other assets                                                (148)                  79
        Accounts payable                                             373                 (867)
        Income taxes payable                                          (2)                   4
        Accrued expenses and customer advances                       347                 (413)
                                                                --------              -------
Net cash provided (used) by operating activities                     937               (1,236)

Investing activities:
Capital expenditures                                                (618)                (459)
Payments for purchase of net assets of TPS, Inc.
  net of cash acquired                                               ---                 (446)
                                                                --------              -------
Net cash used by investing activities                               (618)                (905)

Financing activities:
Payments of long-term debt                                          (235)                (677)
Borrowings on lines of credit                                        697                1,700
Payments on lines of credit                                         (954)                (283)
Net proceeds from the exercise of stock options                        1                   25
                                                                --------              -------
Net cash provided (used) by financing activities                    (491)                 765

Effects of exchange rate changes                                      20                  (16)
                                                                --------              -------
Net decrease in cash and cash equivalents                           (152)              (1,392)
Cash and cash equivalents at beginning of period                     477                1,924
                                                                --------              -------
Cash and cash equivalents at end of period                      $    325              $   532
                                                                ========              =======

See accompanying notes.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited)

(1)  DESCRIPTION OF THE BUSINESS

     Bioanalytical Systems, Inc. and its subsidiaries (the "Company") engage in supporting drug development with products and research services supplied globally to pharmaceutical and biotechnology firms and research institutes. The Company provides productivity tools, software and services required to obtain numerical data supporting new drug and medical device applications. Company personnel have special expertise for research on central nervous system diseases, diabetes, in vivo sampling devices, veterinary instrumentation and biosensors. Antidepressants, anti psychotics, chemotherapeutics, antihypertensives, antibiotics and antivirals are among the drug programs in which the Company has participated.

(2)  INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2000. In the opinion of management, the consolidated financial statements for the three month periods and the six month periods ended March 31, 2001 and 2000 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the six month period ended March 31, 2001 are not necessarily indicative of the results for the year ending September 30, 2001.

(3)  INVENTORIES

     Inventories consisted of (in thousands):

                                    March 31, 2001        September 30, 2000
                                    --------------        ------------------

          Raw materials                 $ 1,142                  $ 1,288
          Work in progress                  350                      375
          Finished goods                    902                      672
                                          2,394                    2,335
          LIFO reserve                     (100)                    (100)
                                        -------                  -------
                                        $ 2,294                  $ 2,235
                                        =======                  =======

(4)  DEBT

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate plus 75 basis points (8.75% at March 31, 2001). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $2,009,662 outstanding on this line of credit at March 31, 2001. The Company has renewed the working capital line of credit, which now expires April 1, 2002. The interest will accrue monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points depending upon certain financial ratios.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.0838% at March 31, 2001).

(5)  LITIGATION

     In April 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. During the quarter ended December 31, 2000, the Company settled this case for an immaterial amount.


(6)  SEGMENT INFORMATION

     The Company operates in two principal segments - analytical services and products. The Company's analytical services unit provides chemistry support on a contract basis directly to pharmaceutical companies. The Company's products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments.

       Operating Income (Loss)           Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
            (In thousands)                 March 31, 2001       March 31, 2000      March 31, 2001     March 31, 2000
            --------------                 --------------       --------------      --------------     --------------

Services                                      $  999              $  (53)              $ 1,281            $   (123)
Products                                         120                (472)                  329                (874)
Total operating income (loss)                  1,119                (525)                1,610                (997)
Corporate income (expenses)                     (129)               (132)                 (264)               (232)
Income (loss) before income taxes             $  990              $ (657)              $ 1,346            $ (1,229)


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


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2001  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2000

     Total revenue for the three months ended March 31, 2001 increased 67.3% to $6.8 million from $4.1 million for the three months ended March 31, 2000. The net increase of $2.7 million was primarily due to service revenue which increased to $4.3 million for the three months ended March 31, 2001 from $2.6 million for the three months ended March 31, 2000. This was primarily due to additional bioanalytical and preclinical contracts. During this same period revenue from products increased to $2.6 million in the three months ended March 31, 2001 from $1.5 million for the three months ended March 31, 2000. This was primarily due to the increased revenue from the sale of the Culex automated blood sampling devices and related products.

     Total cost of revenue for the three months ended March 31, 2001 increased 25.2% to $3.4 million from $2.7 million for the three months ended March 31, 2000. This increase of $700,000 was primarily due to the cost of revenue related to the additional service contracts sold. Cost of service revenue decreased to 58.9% as a percentage of services revenue for the three months ended March 31, 2001 from 83.0% of service revenue for the three months ended March 31, 2000 primarily due to an increase in bioanalytical and preclinical service revenue. Cost of product revenue decreased to 33.3% as a percentage of product revenue for the three months ended March 31, 2001 from 35.5% of product revenue for the three months ended March 31, 2000, primarily due to a change in product mix.

     Selling expenses for the three months ended March 31, 2001 increased 25.6% to $912,000 from $726,000 for the three months ended March 31, 2000 primarily due to the increase in product sales. Research and development expenses for the three months ended March 31, 2001 decreased 6.7% to $ 417,000 from $447,000 for the three months ended March 31, 2000 primarily as a result of an increase in grant reimbursements. General and administrative expenses for the three months ended March 31, 2001 increased 36.5% to $1,024,000 from $750,000 for the three months ended March 31, 2000, primarily from increased staffing in the preclinical services unit.

     Other expense was $129,000 in the three months ended March 31, 2001, as compared to other expense of $132,000 in the three months ended March 31, 2000.

     The Company's effective tax rate for the three months ended March 31, 2001 was 41.3% as compared to 35.0% for the three months ended March 31, 2000, primarily due to nondeductible foreign losses.


SIX MONTHS ENDED MARCH 31, 2001 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2000

     Total revenue for the six months ended March 31, 2001 increased 43.7% to $12.3 million from $8.5 million for the six months ended March 31, 2000. The net increase of $3.8 million was primarily due to revenue from services, which increased to $7.4 million for the six months ended March 31, 2001 from $5.4 million for the six months ended March 31, 2000. This was primarily due to additional contracts in bioanalytical and preclinical services. Product revenue increased to $4.9 million in the six months ended March 31, 2001 from $3.2 million for the six months ended March 31, 2000. This was primarily due to increased revenue from the sale of Culex automated blood sampling devices and related products and the sale of animal monitoring related products.

     Total cost of revenue for the six months ended March 31, 2001 increased 11.3% to $6.4 million from $5.7 million for the six months ended March 31, 2000. This increase of $700,000 was primarily due to the increase in product revenue. Cost of service revenue decreased to 64.6% as a percentage of service revenue for the six months ended March 31, 2001 from 85.2% of service revenue for the six months ended March 31, 2000 primarily due to the increase in bioanalytical and preclinical revenue. Cost of product revenue decreased to 33.3% as a percentage of product revenue for the six months ended March 31, 2001 from 36.3% of product revenue for the six months ended March 31, 2000, primarily due to the change in product mix.

     Selling expenses for the six months ended March 31, 2001 increased 10.3% to $1,688,000 from $1,530,000 for the six months ended March 31, 2000 primarily due to increased product sales. Research and development expenses for the six months ended March 31, 2001 decreased 9.4% to $811,000 from $895,000 for the six months ended March 31, 2000 primarily due to the increase in grant reimbursements. General and administrative expenses for the six months ended March 31, 2001 increased 29.4% to $1,785,000 from $1,379,000 for the six months ended March 31, 2000, primarily from increased staffing in the preclinical services unit.

     Other income (expense), net, was approximately $(264,000) in the six months ended March 31, 2001, as compared to approximately $(232,000) in the six months ended March 31, 2000 as a result of an increase in interest expense due to the increase in the interest rate of the Company's line of credit.

     The Company's effective tax rate for the six months ended March 31, 2001 was 42.3% as compared to 35.0% for the six months ended March 31, 2000, primarily due to nondeductible foreign losses.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and cash equivalents of $325,000 compared to cash and cash equivalents of $477,000 at September 30, 2000. The decrease in cash resulted primarily from the Company's capital expenditures.

     The Company's net cash provided (used) by operating activities was $937,000 for the six months ended March 31, 2001 as compared to $(1,236,000) for the first six months of fiscal 2000. The increased cash flow from operations during the six months ended March 31, 2001 was primarily the result of net income of $777,000. The most significant increase in operating assets related to accounts receivable, which increased $1,682,000 to $4,810,000 at March 31, 2001.

     Cash used by investing activities was $618,000 for the six months ended March 31, 2001 as compared to $905,000 for the six months ended March 31, 2000, primarily due to the acquisition of T.P.S., Inc. in the six months ended March 31, 2000. Cash used by financing activities for the six months ended March 31, 2001 was $491,000 primarily due to the pay down of debt.

     Total expenditures by the Company for property and equipment were $618,000 and $459,000 for the six months ended March 31, 2001 and 2000, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the material portions of these expenditures. The Company currently has no firm commitments for capital expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank line of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a working capital line of credit, which expires April 1, 2001 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate plus 75 basis points (8.75 % at March 31, 2001). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $2,009,662 outstanding on this line of credit at March 31, 2001. The Company has renewed the working capital line of credit, which now expires April 1, 2002. The interest will accrue monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points depending upon certain financial ratios.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (7.0838% at March 31, 2001).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held February 15, 2001, the following actions were taken:

1. The following directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified:

                                                     Votes
                                      Votes For     Withheld
           William E. Baitinger       4,295,730      15,125
           Michael K. Campbell        4,300,430      10,425
           Candice B. Kissinger       4,300,430      10,425
           Peter T. Kissinger         4,299,420      11,435
           E. John A. Kraeutler       4,299,160      11,695
           Ronald E. Shoup            4,300,390      10,465
           W. Leigh Thompson          4,300,430      10,425

2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2001 was approved by the vote of 4,302,105 shares for approval, 4,800 shares against approval, and 3,950 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      3.1 Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit
               3.1 to Quarterly report on Form 10-Q for the quarter ended December 31, 1997).

      3.2      Second   Restated   Bylaws   of   Bioanalytical   Systems,   Inc.
               (Incorporated by reference to Exhibit 3.2 to Quarterly report on Form 10-Q for the quarter ended December 31, 1997).

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

     10.13 Promissory Note by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated June 24, 1999 related to loan in the amount of $3,500,000 (Incorporated by reference to exhibit
               10.18 to Form 10-Q for the quarter ended June 30, 1999).

     10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A., dated April 1, 2000 (Incorporated by reference to exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2000).

     11.1     Statement  Regarding  Computation  of  Per  Share  Earnings.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


BIOANALYTICAL  SYSTEMS,  INC.


By  /s/ PETER  T.  KISSINGER
   -------------------------
        Peter  T.  Kissinger
        President  and  Chief  Executive  Officer

Date:   May  15,  2001


By  /s/ DOUGLAS  P.  WIETEN
   -------------------------
        Douglas  P.  Wieten
        Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:   May  15,  2001

EXHIBIT 11.1 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

(Unaudited)
(in thousands except per share data)

                                       Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                                         March 31, 2001         March 31, 2000        March 31, 2001       March 31, 2000
                                         --------------         --------------        --------------       --------------

Basic
  Average Common Shares
  outstanding                                   4,563                4,560                 4,563                4,538
Net income (loss)                            $    582            $    (427)              $   777             $   (799)
Per share amount                             $    .13            $    (.09)              $   .17             $   (.18)
Diluted
  Average Common Shares
  outstanding                                   4,563                4,560                 4,563                4,538
  Net effect of dilutive stock options
  based on the Treasury stock method
  using the average market price
                                                   26                  ---                    20                  ---


Total                                           4,589                4,560                 4,583                4,538
Net income (loss)                            $    582            $    (427)              $   777             $   (799)
Per share amount                             $    .13            $    (.09)              $   .17             $   (.18)