Form 10-Q
period 2001-06-30
BIOANALYTICAL SYSTEMS INC
filed 2001-08-09
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

Commission File Number 0-23357


                          BIOANALYTICAL SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)


            INDIANA                                       35-1345024
            -------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

As of June 30, 2001, 4,564,277 Common Shares of the registrant were outstanding.

                                                                           PAGE
                                                                          NUMBER

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements (Unaudited):

         Consolidated Balance Sheets as of June 30, 2001 and
         September 30, 2000                                                  2

         Consolidated Statements of Operations for the Three
         Months and Nine Months ended June 30, 2001 and 2000                 4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended June 30, 2001 and 2000                                        5

         Notes to Consolidated Financial Statements                          6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

Item 3   Quantitative and Qualitative Disclosures About Market Risk         10


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                  10

Item 6   Exhibits and Reports on Form 8-K                                   10

         SIGNATURES                                                         12

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    BIOANALYTICAL SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)

                                                                       June 30,     September 30,
                                                                           2001              2000
                                                                    (Unaudited)            (Note)
                                                                    -----------            ------

ASSETS
     Current Assets:
       Cash and cash equivalents                                       $    400          $    477
       Accounts receivable, net                                           3,466             3,128
       Inventories                                                        2,428             2,235
       Other current assets                                                 108                56
       Refundable income taxes                                               48               313
       Deferred income taxes                                                411               411
                                                                       --------          --------
         Total current assets                                             6,861             6,620
     Property and equipment:
       Land and improvements                                                496               496
       Buildings and improvements                                        13,525            13,340
       Machinery and equipment                                           10,220             9,536
       Office furniture and fixtures                                      1,079             1,072
       Construction in process                                               20                 7
                                                                       --------          --------
         Total property and equipment                                    25,340            24,451
         Less accumulated depreciation                                   (6,721)           (5,538)
                                                                       --------          --------
       Net property & equipment                                          18,619            18,913
       Goodwill, less accumulated amortization of $260
       and $213                                                             943               990
       Other assets                                                         236               139
                                                                       --------          --------

         Total Assets                                                  $ 26,659          $ 26,662
                                                                       ========          ========
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                                $  1,747          $  1,398
       Income taxes payable                                                 ---                 2
       Accrued expenses                                                     557               619
       Customer advances                                                    996               929
       Revolving line of credit                                             615             2,267
       Current portion of capital lease obligation                          240               240
       Current portion of long-term debt                                    233               234
                                                                       --------          --------
         Total current liabilities                                        4,388             5,689
Capital lease obligation, less current portion                              485               663
Long-term debt, less current portion                                      2,800             2,975
Deferred income taxes                                                     1,608             1,273
Shareholders equity:
       Preferred Shares:
       1,000,000 shares authorized;
       no shares issued and outstanding                                     ---               ---
       Common Shares:  19,000,000 shares
         authorized; 4,564,277 and 4,562,645
         shares issued and outstanding                                    1,011             1,011
       Additional paid-in capital                                        10,499            10,496
       Retained earnings                                                  5,870             4,578
       Accumulated other comprehensive loss                                  (2)              (23)
                                                                       --------          --------

         Total shareholders' equity                                      17,378            16,062
                                                                       --------          --------

         Total liabilities and shareholders'  equity                   $ 26,659          $ 26,662
                                                                       ========          ========


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


                                               BIOANALYTICAL SYSTEMS, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (in thousands, except per share amounts)
                                                       (Unaudited)


                                                   Three Months      Three Months       Nine Months         Nine Months
                                                 Ended June 30,    Ended June 30,    Ended June 30,      Ended June 30,
                                                           2001              2000              2001                2000
                                                           ----              ----              ----                ----

Services revenue                                     $    3,693        $    2,528         $  11,056           $   7,910
Product revenue                                           2,707             2,924             7,612               6,077
                                                     ----------        ----------         ---------           ---------
    Total revenue                                         6,400             5,452            18,668              13,987

Cost of services revenue                                  2,414             2,278             7,167               6,862
Cost of product revenue                                     886             1,013             2,507               2,157
                                                     ----------        ----------         ---------           ---------
    Total cost of revenue                                 3,300             3,291             9,674               9,019

Gross profit                                              3,100             2,161             8,994               4,968

Operating expenses:
    Selling                                                 817             1,009             2,505               2,539
    Research and development                                390               471             1,201               1,367
    General and administrative                              925               769             2,710               2,147
                                                     ----------        ----------         ---------           ---------
        Total operating  expenses                         2,132             2,249             6,416               6,053

Operating income (loss)                                     968               (88)            2,578              (1,085)

Interest income                                               2                 8                 5                  21
Interest expense                                            (89)             (135)             (361)               (377)
Other income                                                 10                 2                15                  15
Gain (loss) on sale of property and equipment                 5                (1)                5                 (17)
                                                     ----------        ----------         ---------           ---------

Income (loss) before income taxes                           896              (214)            2,242              (1,443)
Income taxes (benefit)                                      381               (75)              950                (505)
                                                     ----------        ----------         ---------           ---------
Net income (loss)                                    $      515        $     (139)        $   1,292           $    (938)
                                                     ==========        ==========         =========           =========

Basic net income (loss) per common share             $      .11        $     (.03)        $     .28           $    (.21)

Diluted net income (loss) per common and
common equivalent share                              $      .11        $     (.03)        $     .28           $    (.21)

Basic weighted average common shares
  outstanding                                         4,563,547         4,562,645         4,563,395            4,546,203
Diluted weighted average common and common
  equivalent shares outstanding                       4,601,040         4,562,645         4,589,095            4,546,203

See accompanying notes.


                                             BIOANALYTICAL SYSTEMS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                     (Unaudited)


                                                                              Nine Months Ended    Nine Months Ended
                                                                                June 30, 2001        June 30, 2000
                                                                                -------------        -------------
Operating activities:
Net income (loss)                                                                $ 1,292              $  (938)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
    Depreciation and amortization                                                  1,230                  893
    Loss (gain) on sale of property and equipment                                     (5)                  17
    Deferred income taxes                                                            335                 (581)
    Changes in operating assets and liabilities:
        Accounts receivable                                                         (338)               1,036
        Inventories                                                                 (193)                (283)
        Refundable income taxes                                                      265              -------
        Other assets                                                                (149)                  63
        Accounts payable                                                             349                 (748)
        Income taxes payable                                                          (2)                 (38)
        Accrued expenses and customer advances                                         5                 (159)
                                                                                 -------              -------
Net cash provided (used) by operating activities                                   2,789                 (738)

Investing activities:
Capital expenditures                                                                (884)                (753)
Payments for purchase of net assets of TPS, Inc. net of cash acquired                ---                 (446)
                                                                                 -------              -------
Net cash used by investing activities                                               (884)              (1,199)

Financing activities:
Payments of long-term debt                                                          (354)                (792)
Borrowings on line of credit                                                       1,213                2,201
Payments on line of credit                                                        (2,865)                (733)
Net proceeds from the exercise of stock options                                        3                   25
                                                                                 -------              -------
Net cash provided  (used) by financing activities                                 (2,003)                 701

Effects of exchange rate changes                                                      21                  (12)
                                                                                 -------              -------
Net decrease in cash and cash equivalents                                            (77)              (1,248)
Cash and cash equivalents at beginning of period                                     477                1,924
                                                                                 -------
Cash and cash equivalents at end of period                                       $   400              $   676
                                                                                 =======              =======

See accompanying notes.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
(Unaudited)

(1)  DESCRIPTION OF THE BUSINESS

     Bioanalytical Systems, Inc. and its subsidiaries (the "Company") engage in supporting drug development with products and research services supplied globally to pharmaceutical and biotechnology firms and research institutes. The Company provides productivity tools, software and services required to obtain numerical data supporting new drug and medical device applications. Company personnel have special expertise for research on central nervous system diseases, diabetes, in vivo sampling devices, veterinary instrumentation and
biosensors.      Antidepressants,       antipsychotics,       chemotherapeutics,
antihypertensives, antibiotics and antivirals are among the drug programs in which the Company has participated.

(2)  INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2000. In the opinion of management, the consolidated financial statements for the three month periods and the nine month periods ended June 30, 2001 and 2000 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the nine month period ended June 30, 2001 are not necessarily indicative of the results for the year ending September 30, 2001.

(3)  INVENTORIES

     Inventories consisted of (in thousands):

                                   June 30, 2001          September 30, 2000
                                   -------------          ------------------
Raw materials                        $ 1,207                   $ 1,288
Work in progress                         369                       375
Finished goods                           952                       672
                                     -------                   -------
                                       2,528                     2,335
LIFO reserve                            (100)                     (100)
                                     -------                   -------
                                     $ 2,428                   $ 2,235
                                     =======                   =======

(4)  DEBT

     The Company has a working capital line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (6.50% at June 30, 2001). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $614,638 outstanding on this line of credit at June 30, 2001. The interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points depending upon certain financial ratios.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points 5.75% at June 30, 2001).

(5)  LITIGATION

     In April 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringed U.S. Patent No. 4,694,832. During the quarter ended December 31, 2000, the Company settled this case for an immaterial amount.

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

                                               Three Months        Three Months          Nine Months         Nine Months
Operating Income (Loss)                           Ended                Ended                Ended               Ended
         (In thousands)                       June 30, 2001        June 30, 2000        June 30, 2001       June 30, 2000
                                              -------------        -------------        -------------       -------------

Services                                         $   547              $ (321)              $ 1,828           $   (444)
Products                                             421                 409                   750               (641)
                                                 -------              ------               -------           --------
Total operating income (loss)                        968                 (88)                2,578             (1,085)
Corporate income (expenses)                          (72)                126)                 (336)              (358)
                                                 -------              ------               -------           --------
Income (loss) before income taxes                $   896              $ (214)              $ 2,242           $ (1,443)
                                                 =======                ======               =======           ========

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

     In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003 (with early adoption permitted in fiscal year 2002). Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $77,000 ($.02 per share) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1 of the year of adoption of the Statements and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

     Total revenue for the three months ended June 30, 2001 increased 17.4% to $6.4 million from $5.5 million for the three months ended June 30, 2000. The net increase of $900,000 was primarily due to increased revenue from services, which increased to $3.7 million in the three months ended June 30, 2001 from $2.5 million for the three months ended June 30, 2000. This was primarily due to additional bioanalytical, preclinical and pharmaceutical contracts.

     Total cost of revenue for the three months ended June 30, 2001 was unchanged at $3.3 million when compared to the three months ended June 30, 2000. Cost of services revenue decreased to 65.4% of services revenue for the three months ended June 30, 2001 from 90.1% of services revenue for the three months ended June 30, 2000 primarily due to an increase in bioanalytical, preclinical and pharmaceutical revenue. Cost of product revenue decreased to 32.7% of product revenue for the three months ended June 30, 2001 from 34.6% of product revenue for the three months ended June 30, 2000, primarily due to a change in product mix.

     Selling expenses for the three months ended June 30, 2001 decreased 19.0% to $817,000 from $1,009,000 for the three months ended June 30, 2000 primarily due to decreased distributors commissions. Research and development expenses for the three months ended June 30, 2001 decreased 17.2% to $390,000 from $471,000 for the three months ended June 30, 2000 primarily due to increased grant reimbursements. General and administrative expenses for the three months ended June 30, 2001 increased 20.3% to $925,000 from $769,000 for the three months ended June 30, 2000, primarily from increased administrative staffing in the preclinical services unit.

     Other expense, net, decreased 42.9% to $72,000 in the three months ended June 30, 2001, as compared to other expense of $126,000 in the three months ended June 30, 2000, primarily as a result of decreased interest expense due to the decrease in the outstanding balance under the revolving line of credit.

     The Company's effective tax rate for the three months ended June 30, 2001 was 42.5% as compared to 35.0% for the three months ended June 30, 2000 primarily due to nondeductible foreign losses.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

     Total revenue for the nine months ended June 30, 2001 increased 33.5% to $18.7 million from $14.0 million for the nine months ended June 30, 2000. The net increase of $4.7 million was primarily due to increased revenue from services, which increased to $11.0 million in the nine months ended June 30, 2001 from $8.0 million for the nine months ended June 30, 2000 as a result of the increase in bioanalytical, preclinical and pharmaceutical contracts. Product revenue increased to $7.6 million for the nine months ended June 30, 2001 from $6.1 million for the nine months ended June 30, 2000, primarily due to increased revenue from the sale of Culex automated blood sampling devices and related products, animal monitoring related products and the epsilon family of products.

     Total cost of revenue for the nine months ended June 30, 2001 increased 7.3% to $9.7 million from $9.0 million for the nine months ended June 30, 2000. This increase of $700,000 was primarily due to the additional cost of product revenue due to the increase in product revenue. Cost of services revenue decreased to 64.8% of services revenue for the nine months ended June 30, 2001 from 86.8% of services revenue for the nine months ended June 30, 2000 primarily due to an increase in bioanalytical, preclinical and pharmaceutical contracts. Cost of product revenue decreased to 32.9% of product revenue for the nine months ended June 30, 2001 from 35.5% of product revenue for the nine months ended June 30, 2000, primarily due to a change in product mix.

     Selling expenses for the nine months ended June 30, 2001 decreased 1.3% to $2,505,000 from $2,539,000 for the nine months ended June 30, 2000 primarily due to decreased distributors commissions. Research and development expenses for the nine months ended June 30, 2001 decreased 12.1% to $1,201,000 from $1,367,000 for the nine months ended June 30, 2000 primarily due to the increase in grant reimbursements. General and administrative expenses for the nine months ended June 30, 2001 increased 26.2% to $2,710,000 from $2,147,000 for the nine months ended June 30, 2000, primarily from increased administrative staffing in the preclinical services unit.

Other expense, net, was $336,000 in the nine months ended June 30, 2001, as compared to $358,000 in the nine months ended June 30, 2000 as a result of a decrease in interest expense due to the decrease in the outstanding balance under the revolving line of credit.

The Company's effective tax rate for the nine months ended June 30, 2001 was 42.4% as compared to 35.0% for the nine months ended June 30, 2000, primarily due to nondeductible foreign losses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had cash and cash equivalents of $400,000 compared to cash and cash equivalents of $477,000 at September 30, 2000. The decrease in cash resulted primarily from the Company's financing activities.

     The Company's net cash provided (used) by operating activities was $2,789,000 for the nine months ended June 30, 2001 as compared to $ (738,000) for the first nine months of fiscal 2000. The positive cash flow from operations during the nine months ended June 30, 2001 was partially the result of a net income of $1,292,000. The most significant increase in operating liabilities related to accounts payable, which increased $349,000 to $1,747,000 at June 30, 2001.

     Cash used by investing activities was $884,000 for the nine months ended June 30, 2001 as compared to $1,199,000 for the nine months ended June 30, 2000, primarily due to the acquisition of T.P.S., Inc. in the nine months ended June 30, 2000. Cash used by financing activities for the nine months ended June 30, 2001 was $2,003,000 primarily due to the decrease of the revolving line of credit balance.

     Total expenditures by the Company for property and equipment were $884,000 and $753,000 for the nine months ended June 30, 2001 and 2000, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment account for the largest portions of these expenditures. The Company currently has no firm commitments for capital expenditures. The Company expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank line of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

The Company has a working capital line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 basis points (6.50 % at June 30, 2001). The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. There was $614,638 outstanding on this line of credit at June 30, 2001. The interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points depending on certain financial ratios.

On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (5.75% at June 30, 2001).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In April, 1997, CMA Microdialysis Holding A.B. ("CMA") filed an action against the Company in the United States District Court for the District of New Jersey in which CMA alleged that the Company's microdialysis probes infringe U.S. Patent No. 4,694,832. As reported in the Company's 10-Q for the quarter ended December 30, 2000, the Company settled this case during that quarter for an immaterial amount.

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

     10.10 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2001.

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

     10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A. dated April 1, 2001.

     11.1 Statement Regarding Computation of Per Share Earnings.

(b)  Reports on Form 8-K

     No report on Form 8-K was filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.


By /s/ PETER T. KISSINGER
----------------------------------------
   Peter T. Kissinger
   President and Chief Executive Officer

Date:  August 9, 2001


By /s/ DOUGLAS P. WIETEN
----------------------------------------
   Douglas  P.  Wieten
   Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:  August 9, 2001