Form 10-K
period 2001-09-30
BIOANALYTICAL SYSTEMS INC
filed 2001-12-27
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2001.

   OR

  [   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 for the  transition  period from  ___________  to
          _____________.

                        Commission File Number 0-23357

                           BIOANALYTICAL SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)

                      INDIANA                         35-1345024
          -------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)          Identification No.)


                      2701 KENT AVENUE
                     WEST LAFAYETTE, IN                     47906
          ----------------------------------------       ----------
          (Address of principal executive offices)       (Zip code)

                                 (765) 463-4527
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing price on the NASDAQ exchange, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $18,686,833. As of November 30, 2001, 4,569,416 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of November 30, 2001.

Portions of the following documents have been incorporated by reference into this report:

   Registrant's Document                    Parts Into Which Incorporated
---------------------------                 -----------------------------
Bioanalytical Systems, Inc.
    2001 Annual Report                             Parts II and IV

Proxy Statement                                    Part III

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Part I

Item 1.   Business                                                            3

Item 2.   Properties                                                         10

Item 3.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                10


Part II

Item 5.   Market for Registrant's Common Equity and
`         Related Stockholder Matters                                         11


Item 6.   Selected Consolidated Financial Data                                12

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          12

Item 8.   Financial Statements and Supplementary Data                         12

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            12


Part III

Item 10.  Directors and Executive Officers of the Registrant                  13

Item 11.  Executive Compensation                                              14

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                      14

Item 13.  Certain Relationships and Related Transactions                      15


Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                         16

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

Item 1. Business

General

     The Company provides contract development services and research equipment to many of the leading, global pharmaceutical, medical device and biotechnology companies. The Company concentrates on services and tools to improve the speed and efficiency of preclinical development. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases. Our clients have realized more than $15 billion in revenue from technologies and services provided by the Company.

     The Company offers an efficient, variable-cost alternative to its clients' internal product development, compliance and quality control programs. To reduce overhead and speed drug approvals through the Food and Drug Administration
(FDA), pharmaceutical companies are contracting increasing amounts of their development work to outside firms such as the Company. As a result, the Company now derives its revenues from both the sale of its research services and drug development tools. The Company provides a range of value-added services and products focused on chemical analysis and preclinical metabolism, allowing its clients to perform their research and development either in house or at the Company

     The Company's services and products combine basic research with diagnostic and therapeutic experience. The Company is capable of supporting the clinical development (formulations and clinical trials) and preclinical needs of researchers and clinicians, for small molecule drugs and hormones through large biomolecules. The Company believes their scientists have the skills necessary in instrumentation, chemistry, computer software, physiology, pathology and the global presence to make the services and products it provides increasingly valuable to the worldwide pharmaceutical, medical device and biotechnological industries.

     Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2000 research and development spending. In fiscal 2001, the Company estimates that more than 40% of its total revenue was derived from these companies. A growing pool of clients among smaller drug developers is viewed as favorable. The Company has stated that it intends to become a strategic partner to that tier of clients rather than simply a tactical services provider to the largest companies.

     The Company's services groups provide screening and pharmacological testing, preclinical/safety testing, formulation development, regulatory compliance and quality control testing. The Pharmaceutical Research and
Manufacturing Association (PhRMA) estimates that pharmaceutical and biotechnology companies spent approximately $30.5 billion worldwide on research and development in 2001. Analysts estimate that outsourced services will grow from 20% of research and development expenditures in 2000 to more than 40% by 2004. The Company believes that this outsourcing trend will continue. Several factors are driving pharmaceutical companies toward improving shareholder value. The Company agrees that the trend toward outsourcing will grow.

     The Company designs, manufactures and markets a range of products that collect, separate, detect and quantify chemicals in biological samples. These tools and the Vetronics line of veterinary physiological monitors are used to track complex chemical, physiological and behavioral effects in laboratory animal models. The Company is focusing its products business on expediting preclinical screening of developmental drugs.

     The Company competes in niches of the $20 billion (2001) analytical instrument industry. The Company leverages its talented personnel in these instruments businesses to provide solutions to highly challenging problems, adding significant value. The Company develops and manufactures state-of-the-art robotic blood sampling, in vivo microdialysis collection systems and physiology monitoring tools. Complementing these, the Company's liquid chromatography and electrochemistry instrument platform, epsilon, is used to separate and quantify drugs, xenobiotics, metabolites and other chemicals in blood, cerebrospinal fluid and other biological media.

     Scientists engaged in drug metabolism studies, pharmacokinetics and basic neuroscience research at pharmaceutical research organizations are the Company's principal clients.

     Changing Nature of the Pharmaceutical Industry

     The Company provides services and products globally to pharmaceutical, medical device and biotechnology companies, academic institutions and governments to facilitate research and development. The Company's services are generally marketed to pharmaceutical and biotech companies engaged in early stages of drug development. The Company's products are generally marketed to both public and private research organizations. The research services industry is highly fragmented among hundreds of niche vendors and a small number of larger companies focused on an ever-growing portfolio of cradle-to-grave pharmaceutical development services.

     While the markets for the Company's services and products have distinct customers (often separate divisions in a single large pharmaceutical company) and requirements, the Company believes that both are facing increased pressure to outsource facets of their research and development activities. The Company believes that the following factors will increase outsourcing by its customers.

     Accelerated Drug Development

     End users continue to demand faster, more efficient drug development. Pharmaceutical developers are relying on external service providers for testing and analysis in all phases of development. Clients demand fast, quality service in order to make immediate informed decisions to quickly exclude poor candidates and speed development of successful ones.

     Cost Containment

     Pharmaceutical companies are developing more efficient operating strategies due to the increased purchasing power of large buyer groups and government initiatives designed to reduce drug prices. The need for additional development capacity to speed new product development, maximize market exclusivity and increase profitability drives the need for outsourced services.

     Patent Expiration

     Patents on all pharmaceuticals age and expire. Drug companies are developing new products or modifying existing products to maintain market share against generic competition. The Company believes that the pressure to develop new products and to modify or reformulate existing products, combined with internal capacity constraints, will lead clients to outsource development.

     Strategic Alliances

     Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. The Company believes that alliances will lead to a greater number of potential drugs in testing, many under study by new companies lacking broad technical resources.

     Mergers and Acquisitions

     Consolidation in the pharmaceutical industry is becoming commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, optimizing staffing which will lead to more outsourcing. This may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective pipelines.

     Biotechnology Industry and Virtual Drug Company Growth

     The biotechnology industry has grown rapidly over the last 10 years and has introduced many new developmental drugs. Biotechnology companies do not have the in-house resources to conduct development and testing. Also, several new companies have pronounced a business strategy to develop a product sufficiently to attract a strategic partner who will manufacture and market the drug. Many of these virtual drug development companies with little or no internal resources must outsource drug development and testing.

     Need for Unique Technical Expertise

     The increasing complexity of new drugs requires highly specialized quality and innovative, solution-driven research not available in the clients' labs. The Company believes that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

     Need for Data Management Expertise

     The FDA is requiring more regulatory data and greater access to that data and is encouraging the use of computer-assisted filings in an effort to expedite approval. The Company is able to provide clients with remote access to Company computer systems while at the same time protecting client data from unauthorized access. The Company has also developed proprietary validated online data entry software enabling direct publication of data in unique client formats.

     Globalization of the Marketplace

     Foreign firms are relying on independent development companies with experience in the United States to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. The Company believes that domestic service providers with global reach, established regulatory expertise and a broad range of integrated development services will benefit from this trend. The Company has a significant European presence and domestic skills in foreign operations.


The Company's Role in the Drug Development Process

     Process Overview

     The Company has 27 years of experience in developing analytical methods to support drug discovery. Under the United States regulatory system, the development process for new pharmaceutical products can be divided into three distinct phases.

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

     The Company's Role

     The Preclinical Phase. New molecules are screened for pharmacological activity using various models. Once the pharmacologically active molecule is fully characterized, it is analyzed to confirm its integrity. Development of the initial dosage form for clinical trials is completed, with analytical chemistry protocols to determine its stability. Upon successful completion of preclinical safety and efficacy studies in in vitro and in vivo, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

     Clients work with the Company's Preclinical Services division to establish pharmacokinetic and safety testing protocols. These studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company's bioanalytical services group provide kinetic, metabolism and dose ranging data.

     Many of the Company's products are designed for use in preclinical development. For example:

1) The Culex(R) ABS, a robotic automated blood sampler, enables researchers to develop pharmacokinetic profiles of drugs in early screening in rodents quickly and cost effectively. Several variations on this technology are in development.

2) Company scientists have been recognized by their peers for their contributions to technology of drugs for central nervous system (CNS) disorders such as depression, Parkinson's disease, schizophrenia and Alzheimer's disease.

3) Company technology is the basis for most of the glucose sensors currently sold to diabetics and the majority of firms in this market are Company clients.

4) The Company's bioanalytical services group used the Company's chromatography products to develop a single, quick, proprietary method to screen up to ten therapeutic HIV drugs in the same blood sample with the cooperation of several major therapeutic drug developers. The method enables researchers to quantify each component in a drug cocktail or to monitor HIV treatments.

     The Company's ability to solve client problems combining its knowledge base, services and products has been a factor in the Company's selection by major pharmaceutical companies to assist in several preclinical and Phase I, II and III clinical trials.

     The Clinical Phase. After successful submission of an IND application, the sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. This work requires bioanalytical assays to determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is essential for this phase, particularly for new chemical entities. When further safety, tolerability and dosing regimens have been established in Phase II, Phase III clinical trials are conducted to verify efficacy and safety. After the successful completion of Phase III clinical trials, the sponsor of the new drug submits an NDA or PLA to the FDA requesting that the product be approved for marketing.

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

     The Post-approval Phase. Following approval, the drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production in order to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public. The Company also provides services in all areas during the post-approval phase, concentrating on bio-equivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

Company Services and Products

     Overview

     The Company provides bioanalytical services, preclinical services and methods development. The Company has, for 27 years, developed expertise in a number of core technologies, which evolved into state-of-the-art equipment and procedures designed to quantify trace chemicals in complex materials. The Company also uses its expertise in analytical chemistry to provide a wide range of bioanalytical services to drug developers. Preclinical services provide basic safety and dosage information to researchers and are a source of samples for bioanalytical analyses.

     Services

     The Company's  customers draw on the Company's  knowledge in  bioanalytical
chemistry  and  preclinical   services  to  solve  complex  problems:

     o Method Development and Validation. Analytical methods are developed to demonstrate potency, purity, stability or physical attributes. These methods are validated to ensure that the data generated are accurate, precise, reproducible and reliable and are used throughout the drug development process and in product support testing

     o Product Characterization. Characterization analysis identifies the chemical composition, structure and physical properties of a compound. Characterization data is a significant portion of a regulatory application. The Company uses several techniques to characterize the compound.

     o Stability Testing. The Company provides required stability testing and secure storage facilities necessary to establish and confirm product purity, potency and shelflife. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP systems.

     o Bioanalytical Testing. The Company's bioanalytical testing group analyzes biological samples to measure drug concentration and monitor the rate of absorption and elimination.

     o Preclinical and Pathology Services. BAS Evansville is the core for the Company's preclinical services group which provides pharmacokinetic and safety testing protocols in studies ranging from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies.

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

     Products

     The Company designs, manufactures and markets a range of products and related scientific procedures that detect and quantify the presence of chemicals in certain substances. The Company's products utilize state-of-the-art scientific technology including liquid chromatography, electrochemistry and in vivo sampling instrumentation. Presently, the Company's products and procedures include:

     o The Culex(R) ABS robotic automatic rodent blood sampling system is used by pharmaceutical researchers to monitor drug concentrations as a function of time (pharmacokinetics). The Culex provides exceptional cost savings, significant reduction in stress and shorter screening times to drug researchers. Culex is one of the fastest-growing, most significant products for the Company in a decade.

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

     o Diagnostic kits and procedures are designed to add value to the Company's instrumentation and enable clinical laboratories and pharmaceutical researchers to determine the presence of multiple drugs in blood plasma and to measure neurotransmitters and their metabolites in plasma and urine.

     o A line of miniaturized in vivo sampling devices, marketed to veterinary research centers, pharmaceutical companies and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Parkinson's disease, diabetes and osteoporosis.

Clients

     Over the past five years, the Company regularly has provided services and products to most of the top 25 pharmaceutical companies in the world, as ranked by 2000 research and development spending. In fiscal 2001, the Company estimates that more than 40% of its total revenue was derived from these companies. Approximately 20% of the Company's revenues are generated from customers outside the United States.

     The Company redirected its sales team in the middle of fiscal 2000, to target pharmaceutical companies with annual revenues less than $1 billion, with the belief that risk of client concentration could be reduced if distributed over a broader account base. The company also believes that companies of this size are less likely to have resources comparable to the Company's and will consequently be more inclined to establish a consistent, long-term relationship.

Sales and Marketing

     Although early client relationships grew primarily through direct, internal recommendations among major pharmaceutical manufacturers, the current sales and marketing plan focuses on key account development among the top 200 global pharmaceutical companies. The Company recognizes that its growth and continued customer satisfaction depend upon its ability to continually improve its sales and marketing functions. The key account development program is succeeding.

     In North America, the Company's products are sold directly to the end user. The Company has 20 sales personnel and an equal number providing technical and development support. The Company also has created a collection of catalogs, training and technical support literature, video tapes, CD-Rom presentations, web sites, workshops and academic publications.

     Sales, marketing and technical support are based in the Company's main office located in West Lafayette, Indiana. The Company also maintains offices in Evansville, Indiana, New Jersey, and Warwickshire and Congleton, UK, each with a sales and technical staff, enabling the Company to present the Company in close proximity to its largest concentration of key customers. The Company also maintains sales and technical support capabilities in North Carolina, Massachusetts, New York, Ohio, Texas, Pennsylvania, New Jersey and Kansas.

     The Company's primary marketing and sales strategy is to be more client focused and to further strengthen communications with its markets. The Company will build on its long history of innovation and technical excellence.

     BAS Analytics, Ltd., a wholly-owned subsidiary of the Company, provides direct liaison with research service clients in the United Kingdom and maintains a laboratory to provide those services. BAS Instruments, Ltd., also a wholly-owned subsidiary of the Company, manages most product sales in Europe. In addition, the Company has a network of more than 20 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company's distributor relationships are managed from the Company's headquarters in West Lafayette, Indiana. International growth is planned through acquisitions, stronger local promotion and significant expansion of the Company's distributor network.

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

Competition

     With respect to its services, the Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service CRO's that compete in this industry. The largest CRO competitors offering similar research services include Covance, Inc., Pharmaceutical Product Development, Inc., AAIpharma, Inc. and MDS Health Group Ltd. CROs generally compete on the basis of previous experience and medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, medical database management capabilities, ability to provide statistical and regulatory services, ability to recruit investigators, ability to integrate information technology with systems to improve the efficiency of contract research, existence of an international presence with strategically located facilities, financial viability and price.

     With respect to its products, the Company competes with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include product quality, reliability and price. The Company believes it competes favorably in its niche target markets because of its ability to combine quality products with technical assistance and service to meet customer needs.

     Many of the Company's competitors are much larger and have greater resources than the Company, which makes it difficult for the Company to capture share from clients other than those who need the Company's unique capabilities.

Government Regulation

     The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical and diagnostic products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as associated GLP and GMP regulations which are administered by the FDA in accordance with current industry standards. Noncompliance by the Company with GLP and GMP regulations could result in disqualification of data collected by the Company in a particular project. Material violation of GLP or GMP requirements could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations. Such discontinuance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

     At September 30, 2001, the Company had 260 full-time employees, 152 of which hold college degrees, including 35 at the doctoral level. All employees enter into confidentiality agreements intended to protect the Company's proprietary information. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union. The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. While the Company has not experienced any unusual problems in attracting or retaining qualified personnel, there can be no assurance that the Company will be able to avoid these problems in the future.


Item 2.  Properties

     The Company's principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana, 47906, and constitute approximately 100,000 square feet of operational and administrative space. The BAS Evansville facility consists of seven buildings with 50,000 square feet of operational and administrative space on 52 acres. The Company also maintains offices which provide sales and technical support services in New Jersey and the United Kingdom, and employs sales and technical support service representatives in North Carolina, Texas, Massachusetts, Pennsylvania and New Jersey. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

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

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Market for Registrant's Common Equity and Related Stockholder Matters on the last page of our 2001 Annual Report is incorporated by reference.

                  [Remainder of page intentionally left blank.]

Item 6. Selected Financial Data

     You can find Selected Financial Data for each of our five most recent fiscal years on the first page of our 2001 Annual Report under "Selected Consolidated Financial Data". That information is incorporated in this Report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You can find Management's Discussion and Analysis of Results of Financial Condition and Operations on pages 10-13 of our 2001 Annual Report. This information is incorporated in this Report by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.


Item 8. Financial Statements and Supplementary Data

     You can find the consolidated financial statements of the Company and its subsidiaries in our 2001 Annual Report at pages 14-17 (Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows) and pages 18-27 (Notes to Consolidated Financial Statements). You can find the Report of Independent Auditors at page 28 of our 2001 Annual Report. All of the above information is incorporated in this Report by reference.

     Also incorporated by reference is information on quarterly results of operations, which can be found in our 2001 Annual Report under "Quarterly Financial Data (unaudited)" at page 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                  [Remainder of page intentionally left blank.]

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

Name                           Age                    Position
----                           ---                    --------

Peter T. Kissinger, Ph.D.......57..........Chairman of the Board;
                                           President; Chief Executive Officer
Ronald E. Shoup, Ph.D..........50..........President, BAS Analytics; Director
Douglas P. Wieten..............40..........Vice President, Finance; Chief
                                           Financial Officer; Treasurer
Candice B. Kissinger...........50..........Senior Vice President, Marketing;
                                           Secretary and Director
Craig S. Bruntlett, Ph.D.......52..........Senior Vice President,
                                           International Sales
Donnie A. Evans................55..........Vice President, Engineering
Stephen Geary, Ph.D............60..........Vice President, United States Sales
Lina L. Reeves-Kerner..........51..........Vice President, Human Resources
Michael P. Silvon..............54..........Vice President, Business
                                           Development
Michelle L. Troyer.............30..........Corporate Controller
William E. Baitinger...........68..........Director
Michael K. Campbell............50..........Director
John A. Kraeutler..............56..........Director
W. Leigh Thompson..............63..........Director

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

     RONALD E. SHOUP, PH.D. serves as President of the Company's BAS Analytics contract services and is Managing Director of BAS Analytics, Ltd. in the UK. He joined BAS in 1980 as an applications chemist, became Research Director in 1983 and initiated the laboratory services group within BAS in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D in Analytical Chemistry. He serves on the Company's board of directors and is a member of the external advisory board to the Purdue University Department of Chemistry.

     DOUGLAS P. WIETEN has been Vice President, Finance since February 1999, Chief Financial Officer since September 1997 and Treasurer since March 1997. He served as Corporate Controller from 1992 to February 1999. Prior to that time, Mr. Wieten worked at Ernst & Young LLP, where he had been employed since 1984. Mr. Wieten is a certified public accountant and has a Bachelor of Science degree in Accounting from Butler University.

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

     DONNIE A. EVANS he has been Vice President, Engineering Services since January of 1988. Mr. Evans was the Company's first full-time employee, beginning as an electronics engineer in 1978.

     STEPHEN GEARY, PH.D has been Vice President, United States Sales since January 1992. Dr. Geary is also responsible for the sales efforts of the Company's clinical products. Dr. Geary has a Bachelor of Science degree in Biology and Chemistry from Tufts University, a Master of Science degree in Biology from the University of New Hampshire and a Ph.D. in Biochemistry from Syracuse University.

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

     MICHAEL P. SILVON, PH.D. has been Vice President, Business Development since March 1997. Dr. Silvon has been general manager, BAS Evansville and Vetronics since January 2000. Prior to January 1997, Dr. Silvon was principal in his own consulting firm and Vice President Sales & Marketing at Hi-Port, Inc. in Houston, Texas. Before October 1993, Dr. Silvon was Regional Business Manager-Americas for Zeneca Fine Chemical. He has a Bachelor of Science in Chemistry from Loyola University of Chicago, a Master of Business Administration from Sacred Heart University and a Doctorate in Chemistry from the University of Vermont.

     MICHELLE L. TROYER has been the Corporate Controller since February 1999. Ms. Troyer joined the Company in 1994 as a Staff Accountant and became Assistant Controller in October 1996. Ms. Troyer has a Bachelor of Science degree in Accounting from Purdue University and is a certified public accountant.

     WILLIAM E. BAITINGER has served as a director of the Company since 1979. Mr. Baitinger was Director of Technology Transfer for the Purdue Research Foundation from 1988 until 2000. In this capacity he was responsible for all licensing and commercialization activities from Purdue University. He currently serves as Special Assistant to the Vice President for Research at Purdue University. Mr. Baitinger has a Bachelor of Science degree in Chemistry and Physics from Marietta College and a Master of Science degree in Chemistry from Purdue University.

     MICHAEL K. CAMPBELL has served as a director of the Company since 1991. Mr. Campbell has been the Chairman and Chief Executive Officer of Powerway, Inc., a software company, since May 1993. From November 1989 until January 1993, he was Chief Financial Officer of Hurco Companies, Inc. and president of Hurco Manufacturing, its largest division. He has a Bachelor of Science degree in Accounting from the University of Southern Indiana.

     JOHN A. KRAEUTLER has served as a director of the Company since January 1997. Mr. Kraeutler has been President and Chief Operating Officer of Meridian Bioscience, Inc. since August 1992 and is also a director. Prior to joining Meridian Bioscience, Inc., Mr. Kraeutler held a progression of technical, marketing and general management positions with a number of healthcare companies, including Carter-Wallace, Becton Dickinson and Organon (Akzo Nobel). Mr. Kraeutler has Bachelor and Master of Science degrees in biology from Fairleigh Dickinson University and a Master of Business Administration in marketing from Seton Hall University.

     W. LEIGH THOMPSON, PH.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson held various positions at Lilly Research Laboratories, retiring as Chief Scientific Director. Dr. Thompson has a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science, a Doctorate in Pharmacology and a Doctorate in Science from the Medical University of South Carolina and a Medical Doctor degree from The Johns Hopkins University. Dr. Thompson is also a director of Chrysalis International Corporation, Corvas International, Inc. GeneMedicine, Inc., La Jolla Pharmaceutical company, Medarex, Inc., Ophidian Pharmaceuticals, Inc. and Orphan Medical, Inc.


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

               Report of Independent Auditors.

               Consolidated   Balance  Sheets  as  of  September  30,  2001  and
               September 30, 2000.

               Consolidated   Statements  of  Operations  for  the  Years  Ended
               September 30, 2001, 2000 and 1999.

               Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

               Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

               Notes to Consolidated Financial Statements.


          2.   Financial Statement Schedules:

               Schedules  are  not  required,   are  not   applicable,   or  the
               information is shown in the Notes to the Consolidated Financial Statements.

     (b) Reports on Form 8-K. None.

     (c) Exhibits. See Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BIOANALYTICAL SYSTEMS, INC.
                            ---------------------------
                                     (Registrant)


                            By:  /s/ Peter T. Kissinger
                                 -----------------------------------------------
                                 Peter T. Kissinger
                                 President, Chairman and Chief Executive Officer


                            By:  /s/ Douglas P. Wieten
                                 -----------------------------------------------
                                 Douglas P. Wieten
                                 Chief Financial Officer, Treasurer, VP Finance (Principal Financial and Accounting Officer)

Date:  December 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Capacity                        Date
---------                      --------                        ----


/s/ Peter T. Kissinger         President, Chairman Chief       December 27, 2001
----------------------------   Executive Officer and
Peter T. Kissinger             Director


/s/ Douglas P. Wieten          Chief Financial Officer,        December 27, 2001
----------------------------   and Treasurer
Douglas P. Wieten


/s/ William E. Baitinger       Director                        December 27, 2001
----------------------------
William E. Baitinger


/s/ Michael K. Campbell        Director                        December 27, 2001
----------------------------
Michael K. Campbell


/s/ Candice B. Kissinger       Director                        December 27, 2001
----------------------------
Candice B. Kissinger


/s/ John A. Kraeutler          Director                        December 27, 2001
----------------------------
John A. Kraeutler


/s/ Ronald E. Shoup            Director                        December 27, 2001
----------------------------
Ronald E. Shoup


/s/ W. Leigh Thompson          Director                        December 27, 2001
----------------------------
W. Leigh Thompson

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

           10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana N.A., dated April 1, 2001 (Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30,
                    2000).

    (12)            No Exhibit

    (13)   13.1     2001 Annual Report

    (16)            No Exhibit

    (18)            No Exhibit

    (21)   21.1     Subsidiaries of the Registrant

    (23)   23.1     Consent of Independent Auditors

    (24)            No Exhibit

    (27)            No Exhibit

    (99)   99.1     Risk Factors