Form 10-K/A
period 2001-09-30
BIOANALYTICAL SYSTEMS INC
filed 2001-12-31
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          AMENDMENT NO. 1 TO FORM 10-K


(Mark One)

  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2001.

   OR

  [   ]   TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 for the  transition  period from  ___________  to
          _____________.

                         Commission File Number 0-23357

                           BIOANALYTICAL SYSTEMS, INC.
           (Exact name of the registrant as specified in its charter)


                 INDIANA                                   35-1345024
       -------------------------------                 ------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)


             2701 KENT AVENUE
            WEST LAFAYETTE, IN                               47906
   ---------------------------------------                 ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.045 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing price on the NASDAQ exchange, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $18,686,833. As of November 30, 2000, 4,569,416 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of November 30, 2000.

     The purpose of this amendment is to correct a typographical error in footnote 10 to the audited financial statements included in the edgarised version of the 2001 Annual Report included as exhibit 13.1 to the Annual Report on Form 10-K. The columns of a table reporting segment information were mislabeled.


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


     (b) Reports on Form 8-K. None


     (c) Exhibits. See Index to Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BIOANALYTICAL SYSTEMS, INC.
                                   (Registrant)


                            By: /s/ Peter T. Kissinger
                                ------------------------------------------------
                                Peter T. Kissinger
                                President, Chairman and Chief Executive Officer


                            By: /s/ Douglas P. Wieten
                                ------------------------------------------------
                                Douglas P. Wieten
                                Chief Financial Officer, Treasurer, VP Finance (Principal Financial and Accounting Officer)


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

    (16)            No Exhibit

    (18)            No Exhibit

    (21)   21.1     Subsidiaries of  the Registrant (Incorporated
                    by reference to Exhibit 21.1 to Form 10-K for the year ended September 30, 2001).

    (23)   23.1     Consent of Independent Auditors (Incorporated
                    by reference to Exhibit 23.1 to Form 10-K for the year ended September 30, 2001)

    (24)            No Exhibit

    (27)            No Exhibit

    (99)   99.1     Risk   Factors  Auditors  ( Incorporated   by
                    reference Exhibit 99.1 to Form 10-K for the year ended September 30, 2001)