Form 10-Q
period 2001-12-31
BIOANALYTICAL SYSTEMS INC
filed 2002-02-06
CIK 720154

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

        YES   [X]     NO

As of December 31, 2001, 4,575,509 Common Shares of the registrant were outstanding.

                                                                           PAGE
PART I       FINANCIAL INFORMATION                                        NUMBER

Item 1       Financial Statements (Unaudited):

             Consolidated Balance Sheets as of December 31, 2001 and
             September 30, 2001                                               3

             Consolidated Statements of Income for the Three Months           4
             ended December 31, 2001 and 2000

             Consolidated Statements of Cash Flows for the Three              5
             Months Ended December 31, 2001 and 2000

             Notes to Consolidated Financial Statements                       6

Item 2       Management's Discussion and Analysis of Financial                8
             Condition and Results of Operations

Item 3       Quantitative and Qualitative Disclosures About Market Risk      10


PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                   11

ITEM 1. FINANCIAL STATEMENTS

                                    BIOANALYTICAL SYSTEMS, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share data)


                                                                  December 31,      September 30,
                                                                      2001              2001
                                                                  (Unaudited)          (Note)
                                                                  -----------          ------
ASSETS
  Current Assets:
  Cash and cash equivalents                                        $    636           $    374
  Accounts receivable, net                                            3,380              4,266
  Inventories                                                         2,960              2,391
  Other current assets                                                  193                 71
  Refundable income taxes                                               326                325
  Deferred income taxes                                                 443                443
                                                                   --------           --------
   Total Current Assets                                               7,938              7,870
  Property and equipment:
  Land and improvements                                                 496                496
  Buildings and improvements                                         13,507             13,508
  Machinery and equipment                                            11,148             10,795
  Office furniture and fixtures                                       1,091              1,092
  Construction in process                                               306                113
                                                                   --------           --------
    Total Property and Equipment                                     26,548             26,004
    Less accumulated depreciation                                    (7,443)            (7,082)
                                                                   --------           --------
                                                                     19,105             18,922
Goodwill, less accumulated amortization of $296 and $281                947                963
Other assets                                                            209                222
                                                                   --------           --------
      Total Assets                                                 $ 28,199           $ 27,977
                                                                   ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $  1,992           $  2,619
  Income taxes payable                                                  210                176
  Accrued expenses                                                      570                747
  Customer advances                                                   1,135              1,063
  Revolving line of credit                                              883                236
  Current portion of capital lease obligation                           261                261
  Current portion of long-term debt                                     233                233
                                                                   --------           --------
      Total current liabilities                                       5,284              5,335
  Capital lease obligation, less current portion                        338                403
  Long-term debt, less current portion                                2,684              2,742
  Deferred income taxes                                               1,798              1,667
Shareholders equity:
  Preferred Shares:
  1,000,000 shares authorized;
  no shares issued
  and outstanding                                                       ---                ---
  Common Shares:  19,000,000 shares
    authorized; 4,575,509 and 4,569,416
    shares issued and outstanding                                     1,014              1,012
  Additional paid-in capital                                         10,515             10,506
  Retained earnings                                                   6,592              6,345
  Accumulated other comprehensive loss                                  (26)               (33)
                                                                   --------           --------
      Total shareholders' equity                                     18,095             17,830
                                                                   --------           --------

      Total liabilities and shareholders'  equity                  $ 28,199           $ 27,977
                                                                   ========           ========

Note:  The balance  sheet at  September  30,  2001 has been  derived  from the  audited  financial statements  at that date but does not include all of the  information  and  footnotes  required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                                    BIOANALYTICAL SYSTEMS, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME
                        (in thousands, except share and per share amounts)
                                            (Unaudited)


                                                                Three Months       Three Months
                                                                Ended Dec 31,      Ended Dec 31,
                                                                    2001               2000
                                                                -------------      -------------

Service revenue                                                  $    3,569         $    3,096
Product revenue                                                       2,454              2,330
                                                                 ----------         ----------
    Total revenue                                                     6,023              5,426

Cost of service revenue                                               2,620              2,241
Cost of product revenue                                                 847                763
                                                                 ----------         ----------
    Total cost of revenue                                             3,467              3,004

Gross profit                                                          2,556              2,422

Operating expenses:
  Selling                                                               778                776
  Research and development                                              323                394
  General and administrative                                          1,018                761
                                                                 ----------         ----------

    Total operating  expenses                                         2,119              1,931
                                                                 ----------         ----------
Operating income                                                        437                491

Interest income                                                           6                ---
Interest expense                                                        (59)              (136)
Other income                                                             36                  1
Loss on sale of property and equipment                                   (8)               ---
                                                                 ----------         ----------

Income before income taxes                                              412                356
Income taxes                                                            165                161
                                                                 ----------         ----------
Net income                                                       $      247         $      195
                                                                 ==========         ==========

Basic net income per common share                                $      .05         $      .04
Diluted net income per common and common                         $      .05         $      .04
equivalent share
Basic weighted average common shares                              4,569,772          4,563,242
outstanding
Diluted weighted average common and common                        4,623,357          4,577,365
equivalent shares outstanding

See accompanying notes.

                                    BIOANALYTICAL SYSTEMS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)
                                            (Unaudited)


                                                                Three Months       Three Months
                                                                Ended Dec 31,      Ended Dec 31,
                                                                    2001               2000
                                                                -------------      -------------

Operating activities:
Net income                                                       $      247         $      195
Adjustments to reconcile net income to net
cash used by operating activities:
    Depreciation and amortization                                       479                440
    Loss on sale of property and equipment                                8                ---
    Deferred income taxes                                               131                135
    Changes in operating assets and liabilities:
        Accounts receivable                                             886               (367)
        Inventories                                                    (569)              (102)
        Other assets                                                   (133)               (81)
        Accounts payable                                               (963)               (80)
        Income taxes payable                                             33                 (2)
        Accrued expenses and customer advances                         (105)              (202)
                                                                 ----------         ----------
Net cash provided (used) by operating activities                         14                (64)

Investing activities:
Capital expenditures                                                   (294)              (129)
                                                                 ----------         ----------
Net cash used by investing activities                                  (294)              (129)

Financing activities:
Payments of long-term debt                                             (123)              (117)
Borrowings on line of credit                                            870                481
Payments on line of credit                                             (223)              (252)
Net proceeds from the exercise of stock options                          11                  1
                                                                 ----------         ----------
Net cash provided by financing activities                               535                113

Effects of exchange rate changes                                          7                 (6)
                                                                 ----------         ----------
Net increase (decrease) in cash and cash equivalents                    262                (86)
Cash and cash equivalents at beginning of period                        374                477
                                                                 ----------         ----------
Cash and cash equivalents at end of period                       $      636         $      391
                                                                 ==========         ==========

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


(2)  INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2001. In the opinion of management, the consolidated financial statements for the three month periods ended December 31, 2001 and 2000 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results for the year ending September 30, 2002.

(3)  INVENTORIES

     Inventories consisted of (in thousands):

                                   December 31, 2001     September 30, 2001
                                   -----------------     ------------------

          Raw materials                  $ 1,539               $ 1,322
          Work in progress                   441                   303
          Finished goods                   1,090                   877
                                         -------               -------
                                           3,070                 2,502
          LIFO reserve                      (110)                 (111)
                                         -------               -------
                                         $ 2,960               $ 2,391

(4)  DEBT

     The Company has a revolving line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points (4.50% at December 31, 2001) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 12.5 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of December 31, 2001 and September 30, 2001, interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The balance outstanding on this line of credit at December 31, 2001 was $883,487.

     On June 24, 1999, the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest, followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (4.08% at December 31, 2001).

(5)  LITIGATION

     The Company is currently not involved in any material litigation.

(6)  SEGMENT INFORMATION

     The Company operated in two principal segments - analytical services and analytical products. The Company's analytical services unit provides chemistry support on a contract basis directly to pharmaceutical companies. The Company's products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments.

       Operating Income               Three Months Ended      Three Months Ended
        (In thousands)                 December 31, 2001       December 31, 2000
                                      ------------------      ------------------

Services                                    $ 157                   $ 282
Products                                      280                     209
                                            -----                   -----
Total operating income                        437                     491
Corporate income (expenses)                   (25)                   (135)
                                            -----                   -----
Income before income taxes                  $ 412                   $ 356


(7)  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will be required to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2003. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $77,000 (approximately $.02 per share) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supercedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. Among its many provisions, SFAS No. 144 retains the fundamental requirements of both previous standards, however, it resolves significant implementation issues related to FASB Statement No. 121 and broadens the separate presentation of discontinued operations in the income statement required by APB Opinion No. 30 to include a component of an entity (rather than a segment of a business). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The Company does not believe, based on current circumstances, the effect of adoption of SFAS No. 144 will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding the Company's intent, belief or current expectations with respect to (i) the Company's strategic plans; (ii) the Company's future profitability; (iii) the Company's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) the Company's growth strategy. Investors in the Company's Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to the Company's annual report on Form 10-K for the year ended September 30, 2001. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

     Total revenue for the three months ended December 31, 2001 increased 11.0% to $6.0 million from $5.4 million for the three months ended December 31, 2000. The net increase of $597,000 was primarily due to the addition of contracts in the service group, which increased service revenue to $3.6 million for the three months ended December 31, 2001 from $3.1 million for the three months ended December 31, 2000.

     Total cost of revenue for the three months ended December 31, 2001 increased 15.4% to $3.5 million from $3.0 million for the three months ended December 31, 2000. Cost of services revenue increased to 73.4% of services revenue for the three months ended December 31, 2001 from 72.4% for the three months ended December 31, 2000. Cost of product revenue increased to 34.5% of product revenue for the three months ended December 31, 2001 from 32.7% of product revenue for the three months ended December 31, 2000, primarily due to a change in product mix.

     Selling expenses for the three months ended December 31, 2001 increased to $778,000 from $776,000 for the three months ended December 31, 2000. Research and development expenses for the three months ended December 31, 2001 decreased 18.0% to $323,000 from $394,000 for the three months ended December 31, 2000, primarily as a result of an increase in grant reimbursements. General and administrative expenses for the three months ended December 31, 2001 increased 33.8% to $1.0 million from $761,000 for the three months ended December 31, 2000, primarily from the organizational restructuring of our preclinical operation.

     Other expense was $25,000 for the three months ended December 31, 2001, as compared to other expense of $135,000 for the three months ended December 31, 2000, primarily as a result of decreased interest expense due to the decrease in debt.

     The Company's effective tax rate for the three months ended December 31, 2001 was 40.0% as compared to 45.1% for the three months ended December 31, 2000, primarily due to the utilization of the tax benefit of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents of $636,000 compared to cash and cash equivalents of $374,000 at September 30, 2001. The increase in cash resulted primarily from the Company's financing activities.

     The Company's net cash provided by operating activities was $14,000 for the three months ended December 31, 2001 as compared to net cash used of $64,000 for the first three months of fiscal 2000, primarily due to the decrease in accounts receivable in the quarter ended December 31, 2001. The positive cash flow from operations during the three months ended December 31, 2001, was the result of a net income of $247,000 plus non-cash charges of $618,000 offset by a net change of $(851,000) in operating assets and liabilities.

     Cash used by investing activities was $294,000 for the three months ended December 31, 2001 as compared to $129,000 for the three months ended December 31, 2000. This increase was primarily due to the increase of construction in progress at the preclinical site in Evansville, Indiana in the quarter ended December 31, 2001. Cash provided by financing activities for the three months ended December 31, 2001 was $535,000, primarily due to the increased utilization of the revolving line of credit.

     Total expenditures by the Company for property and equipment were $294,000 and $129,000 for the three months ended December 31, 2001 and 2000, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment accounted for the largest portions of these expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures. During 2001, the Company signed a letter of intent to expand facilities at its preclinical site in Evansville, Indiana. The commitment is for approximately $2.5 million. Construction on the facilities expansion is expected to be completed in December, 2002. The Company plans to obtain a mortgage with a commercial lender to finance this construction.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank line of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a revolving line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points (4.50% at December 31, 2001) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 12.5 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of December 31, 2001 and September 30, 2001, interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The borrowing base on this line of credit is limited to 80% of accounts receivable and 50% of inventory. The balance outstanding on this line of credit at December 31, 2001 was $883,487.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (4.08% at December 31, 2001).

     The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments for the capital leases are $736,641 with $73,242 representing interest. The capital lease obligations will be paid in full by fiscal year 2004.

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

        10.10 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2001. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2001).

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

        10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A. dated April 1, 2001. (Incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2001).

        11.1    Statement Regarding Computation of Per Share Earnings.

        99.1 Risk factors (Incorporated by reference Exhibit 99.1 to Form 10-K for the year ended September 30, 2001).

     (b) Reports on Form 8-K

     No report on Form 8-K was filed during the quarter for which this report is filed.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL  SYSTEMS,  INC.


By  /s/ PETER  T.  KISSINGER
    ---------------------------
    Peter  T.  Kissinger
    President  and  Chief  Executive  Officer

Date:  February 6, 2002


By  /s/ DOUGLAS  P.  WIETEN
    ---------------------------
    Douglas  P.  Wieten
    Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date: February 6, 2002