Form 10-Q
period 2002-03-31
BIOANALYTICAL SYSTEMS INC
filed 2002-05-15
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 [  X  ]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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

                                   YES [ X ]    NO [   ]

As  of  March  31,  2002,   4,577,766  Common  Shares  of  the  registrant  were
outstanding.

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I        FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited):

              Consolidated Balance Sheets as of March 31, 2002 and
              September 30, 2001                                              3

              Consolidated Statements of Income for the Three Months
              and Six Months ended March 31, 2002 and 2001                    4

              Consolidated Statements of Cash Flows for the Six Months
              Ended March 31, 2002 and 2001                                   5

              Notes to Consolidated Financial Statements                      6

Item 2        Management's Discussion and Analysis of Financial               8
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

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 BIOANALYTICAL SYSTEMS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)


                                                                March 31,     September 30,
                                                                   2002           2001
                                                               (Unaudited)       (Note)
                                                               -----------       ------

ASSETS
   Current Assets:
     Cash and cash equivalents                                   $   381         $   374
     Accounts receivable, net                                      5,318           4,266
     Inventories                                                   2,707           2,391
     Other current assets                                            451              71
     Refundable income taxes                                         335             325
     Deferred income taxes                                           443             443
                                                                 -------         -------
       Total current assets                                        9,635           7,870
   Property and equipment:
   Land and improvements                                             496             496
   Buildings and improvements                                     13,550          13,508
   Machinery and equipment                                        11,684          10,795
   Office furniture and fixtures                                   1,098           1,092
   Construction in process                                           519             113
     Total property and equipment                                 27,347          26,004
     Less accumulated depreciation                                (7,871)         (7,082)
                                                                 -------         -------
Net property & equipment                                          19,476          18,922
Goodwill, less accumulated amortization of $311 and $281             933             963
Other assets                                                         206             222
                                                                 -------         -------

     Total Assets                                                $30,250         $27,977
                                                                 =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                              $ 1,876         $ 2,619
   Income taxes payable                                              102             176
   Accrued expenses                                                  693             747
   Customer advances                                                 902           1,063
   Revolving line of credit                                        2,649             236
   Current portion of capital lease obligation                       261             261
   Current portion of long-term debt                                 233             233
                                                                 -------         -------
     Total current liabilities                                     6,716           5,335
Capital lease obligation, less current portion                       273             403
Long-term debt, less current portion                               2,625           2.742
Deferred income taxes                                              2,003           1,667
Shareholders equity:
   Preferred Shares:  1,000,000 shares authorized;
     no shares issued and outstanding                                ---             ---
   Common Shares:  19,000,000 shares
     authorized; 4,577,766 and 4,569,416
     shares issued and outstanding                                 1,014           1,012
   Additional paid-in capital                                     10,518          10,506
   Retained earnings                                               7,111           6,345
   Accumulated other comprehensive loss                              (10)            (33)
     Total shareholders' equity                                   18,633          17,830
                                                                 -------         -------

     Total liabilities and shareholders'  equity                 $30,250         $27,977
                                                                 =======         =======

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


                                                BIOANALYTICAL SYSTEMS, INC.
                                             CONSOLIDATED STATEMENTS OF INCOME
                                          (in thousands, except per share amounts)
                                                        (Unaudited)


                                                       Three Months      Three Months        Six Months       Six Months
                                                       Ended Mar 31,     Ended Mar 31,      Ended Mar 31,    Ended Mar 31,
                                                           2002              2001               2002             2001
                                                       -------------     -------------      -------------    -------------

Service revenue                                         $    4,247        $    4,267         $    7,816       $    7,363
Product revenue                                              3,138             2,575              5,592            4,905
                                                        ----------        ----------         ----------       ----------
     Total revenue                                           7,385             6,842             13,408           12,268

Cost of service revenue                                      2,793             2,512              5,413            4,753
Cost of product revenue                                      1,445               858              2,292            1,621
                                                        ----------        ----------         ----------       ----------
     Total cost of revenue                                   4,238             3,370              7,705            6,374

Gross profit                                                 3,147             3,472              5,703            5,894

Operating expenses:
   Selling                                                     876               912              1,654            1,688
   Research and development                                    389               417                712              811
   General and administrative                                1,087             1,024              2,105            1,785
                                                        ----------        ----------         ----------       ----------
     Total Operating  Expenses                               2,352             2,353              4,471            4,284
                                                        ----------        ----------         ----------       ----------
Operating income                                               795             1,119              1,232            1,610

Interest income                                                 (4)                3                  2                3
Interest expense                                               (56)             (136)              (115)            (272)
Other income                                                    16                 4                 52                5
Loss on sale of property and equipment                          (5)              ---                (13)             ---
                                                        ----------        ----------         ----------       ----------

Income before income taxes                                     746               990              1,158            1,346
Income taxes                                                   227               408                392              569
                                                        ----------        ----------         ----------       ----------
Net income                                              $      519        $      582         $      766       $      777
                                                        ==========        ==========         ==========       ==========

Basic net income per common share                       $      .11        $      .13         $      .17       $      .17

Diluted net income per common and common
  equivalent share                                      $      .11        $      .13         $      .17       $      .17

Basic weighted average common shares outstanding         4,577,490         4,563,397          4,564,620        4,563,319

Diluted weighted average common and common
  equivalent shares outstanding                          4,622,462         4,589,009          4,622,914        4,583,123

See accompanying notes.


                                     BIOANALYTICAL SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (Unaudited)


                                                               Six Months Ended     Six Months Ended
                                                                 Mar 31, 2002         Mar 31, 2001
                                                               ----------------     ----------------

Operating activities:
Net income                                                        $    766             $    777
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Depreciation and amortization                                      966                  798
    Loss on sale of property and equipment                              13                  ---
    Deferred income taxes                                              336                  509
    Changes in operating assets and liabilities:
      Accounts receivable                                           (1,052)              (1,682)
      Inventories                                                     (316)                 (59)
      Other assets                                                    (170)                (148)
      Accounts payable                                                (972)                 373
      Income taxes payable                                             (83)                  22
      Accrued expenses and customer advances                          (215)                 347
                                                                  --------             --------
Net cash provided (used) by operating activities                      (717)                 937

Investing activities:
Deposit on purchase of building                                        250                  ---
Capital expenditures                                                (1,227)                (618)
                                                                  --------             --------
Net cash used by investing activities                               (1,477)                (618)

Financing activities:
Payments of long-term debt                                            (246)                (235)
Borrowings on line of credit                                         2,483                  697
Payments on line of credit                                             (70)                (954)
Net proceeds from the exercise of stock options                         14                    1
                                                                  --------             --------
Net cash provided (used) by financing activities                     2,181                 (491)

Effects of exchange rate changes                                        23                   20
                                                                  --------             --------
Net increase (decrease) in cash and cash equivalents                    10                 (152)
Cash and cash equivalents at beginning of period                       371                  477
                                                                  --------             --------
Cash and cash equivalents at end of period                        $    381             $    325
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

(2) INTERIM FINANCIAL STATEMENT PRESENTATION

     The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2001. In the opinion of management, the consolidated financial statements for the three month periods and the six month periods ended March 31, 2002 and 2001 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the six month period ended March 31, 2002 are not necessarily indicative of the results for the year ending September 30, 2002.

(3) INVENTORIES

     Inventories consisted of (in thousands):


                                  March 31, 2002      September 30, 2001
                                  --------------      ------------------

        Raw materials                $ 1,412               $ 1,322
        Work in progress                 405                   303
        Finished goods                 1,000                   877
                                     -------               -------
                                       2,817                 2,502
        LIFO reserve                    (110)                 (111)
                                     -------               -------
                                     $ 2,707               $ 2,391
                                     =======               =======

(4) DEBT

     The Company has a revolving line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points (4.50% at March 31, 2002) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 0.125 to 0.5 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of March 31, 2002 and September 30, 2001 interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The balance outstanding on this line of credit at March 31, 2002 was $2,648,475. The Company has renewed the revolving line of credit, which now expires April 1, 2004. The new interest rate will be at the bank's prime rate minus 25 basis points.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest, followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.85% at March 31, 2002).

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

Operating Income (Loss)             Three Months Ended     Three Months Ended     Six Months Ended    Six Months Ended
     (In thousands)                   March 31, 2002         March 31, 2001        March 31, 2002      March 31, 2001
                                    ------------------     ------------------     ----------------    ----------------

Services                                 $ 605                 $  999                 $   762             $ 1,281
Products                                   190                    120                     470                 329
                                         -----                 ------                 -------             -------
Total operating income                     795                  1,119                   1,232               1,610
Corporate expenses                         (49)                  (129)                    (74)               (264)
                                         -----                 ------                 -------             -------
Income before income taxes               $ 746                 $  990                 $ 1,158             $ 1,346
                                         =====                 ======                 =======             =======

(7) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and indefinite lived intangible assets are no longer be amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning October 1, 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $77,000 (approximately $.02 per share) per year. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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


RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2002  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2001

     Total revenue for the three months ended March 31, 2002 increased 7.9% to $7.4 million from $6.8 million for the three months ended March 31, 2001. The net increase of $600,000 was primarily due to product revenue which increased to $3.1 million for the three months ended March 31, 2002 from $2.6 million for the three months ended March 31, 2001. This was primarily due to increased revenue from the sale of the Culex automated blood sampling devices and related products.

     Total cost of revenue for the three months ended March 31, 2002 increased 25.8% to $4.2 million from $3.4 million for the three months ended March 31, 2001. This increase of $800,000 was primarily due to the cost of revenue related to the additional Culex and related product sold. Cost of service revenue increased to 65.8% as a percentage of services revenue for the three months ended March 31, 2002 from 58.9% of service revenue for the three months ended March 31, 2001 primarily due to an increase in staffing and increases in wages. Cost of product revenue increased to 46.0% as a percentage of product revenue for the three months ended March 31, 2002 from 33.3% of product revenue for the three months ended March 31, 2001, primarily due to a change in product mix.

     Selling expenses for the three months ended March 31, 2002 decreased 4.0% to $876,000 from $912,000 for the three months ended March 31, 2001 primarily due to the decrease in foreign jobbers commission. Research and development expenses for the three months ended March 31, 2002 decreased 6.7% to $ 389,000 from $417,000 for the three months ended March 31, 2001 primarily as a result of an increase in grant reimbursements. General and administrative expenses for the three months ended March 31, 2002 increased 6.2% to $1,087,000 from $1,024,000 for the three months ended March 31, 2001, primarily from the organizational restructuring of our preclinical operation.

     Other expense was $49,000 in the three months ended March 31, 2002, as compared to other expense of $129,000 in the three months ended March 31, 2001, primarily as a result of decreased interest expense due to the decrease in the interest rates.

     The Company's effective tax rate for the three months ended March 31, 2002 was 30.4% as compared to 41.3% for the three months ended March 31, 2001, primarily due to the utilization of the tax benefit of foreign net operating losses.


SIX MONTHS ENDED MARCH 31, 2002 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2001

     Total revenue for the six months ended March 31, 2002 increased 9.3% to $13.4 million from $12.3 million for the six months ended March 31, 2001. The net increase of $900,000 was primarily due to revenue from products, which increased to $5.6 million for the six months ended March 31, 2002 from $4.9 million for the six months ended March 31, 2001. This was primarily due to increase revenue from the sale of the Culex automated blood sampling devices and related products. Service revenue increased to $7.8 million in the six months ended March 31, 2002 from $7.4 million for the six months ended March 31, 2001. This was primarily due to additional contracts in pharmaceutical and preclinical services.

     Total cost of revenue for the six months ended March 31, 2002 increased 20.9% to $7.7 million from $6.4 million for the six months ended March 31, 2001. This increase of $1.3 million was primarily due to the increase in product revenue. Cost of service revenue increased to 69.3% as a percentage of service revenue for the six months ended March 31, 2002 from 64.6% of service revenue for the six months ended March 31, 2001 primarily due to an increase in staffing costs. Cost of product revenue increased to 41.0% as a percentage of product revenue for the six months ended March 31, 2002 from 33.0% of product revenue for the six months ended March 31, 2001, primarily due to the change in product mix.

     Selling expenses for the six months ended March 31, 2002 decreased 2.0% to $1,654,000 from $1,688,000 for the six months ended March 31, 2001 primarily due to the decrease in foreign jobbers commission. Research and development expenses for the six months ended March 31, 2002 decreased 12.2% to $712,000 from $811,000 for the six months ended March 31, 2001 primarily due to the increase in grant reimbursements. General and administrative expenses for the six months ended March 31, 2002 increased 17.9% to $2,105,000 from $1,785,000 for the six months ended March 31, 2001, primarily from the organizational restructuring of our preclinical operation.

     Other expense was $74,000 in the six months ended March 31, 2002, as compared to $264,000 in the six months ended March 31, 2001 as a result of an decrease in interest expense due to the decrease in the interest rate of the Company's line of credit.

     The Company's effective tax rate for the six months ended March 31, 2002 was 33.8% as compared to 42.3% for the six months ended March 31, 2001, primarily due to the utilization of the tax benefit of foreign net operating losses.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, the Company had cash and cash equivalents of $381,000 compared to cash and cash equivalents of $374,000 at September 30, 2001.

     The Company's net cash provided (used) by operating activities was $(717,000) for the six months ended March 31, 2002 as compared to $937,000 for the first six months of fiscal 2001. The decreased cash flow from operations during the six months ended March 31, 2002 was primarily related to accounts receivable, which increased $1,052,000 to $5,318,000 and the decrease in accounts payable, which decreased $972,000.

     Cash used by investing activities was $1,477,000 for the six months ended March 31, 2002 as compared to $618,000 for the six months ended March 31, 2001, primarily due to the construction at our preclinical site and the purchase of additional lab equipment. Cash provided by financing activities for the six months ended March 31, 2002 was $2,181,000 as compared to $491,000 for the six months ended March 31, 2001, primarily due to the increased utilization of the revolving line of credit.

     Total expenditures by the Company for property and equipment were $1,227,000 and $618,000 for the six months ended March 31, 2002 and 2001, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment accounted for the largest portions of these expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures. During 2001, the Company signed a letter of intent to expand facilities at its preclinical site in Evansville, Indiana. The commitment is for approximately $2.5 million. Construction on the facilities expansion is expected to be completed in December 2002. The Company plans to obtain a mortgage with a commercial lender to finance this construction. During the quarter ended March 31, 2002, the Company signed a letter of intent to purchase a building near its headquarters in West Lafayette, Indiana. The Company made a $250,000 deposit on the purchase of this building. The Company plans to obtain a mortgage with a commercial lender to finance this purchase.

     Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing bank line of credit will be sufficient to fund its anticipated working capital and capital expenditure requirements.

     The Company has a revolving line of credit, which expires April 1, 2002 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points (4.50% at March 31, 2002) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 0.125 to 0.5 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of March 31, 2002 and September 30, 2001 interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The balance outstanding on this line of credit at March 31, 2002 was $2,648,475. The Company has renewed the revolving line of credit, which now expires April 1, 2004. The new interest rate will be at the bank's prime rate minus 25 basis points.

     On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest, followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.85% at March 31, 2002).

The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments for the capital leases are $582,894 with $47,292 representing interest. The capital lease obligations will be paid in full by fiscal year 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders of the Company held February 21, 2002, the following actions were taken:

     1. The following directors were elected to serve until the next annual meeting and until their successors are duly elected and qualified:

                                                      Votes
                                       Votes For     Against     Abstention
                                       ---------     -------     ----------
            William E. Baitinger       4,077,080        0           4,794
            Michael K. Campbell        4,077,080        0           4,794
            Candice B. Kissinger       4,071,924        0           9,950
            Peter T. Kissinger         3,972,830        0         109,044
            John A. Kraeutler          3,980,480        0         101,394
            Ronald E. Shoup            3,978,330        0         103,544
            W. Leigh Thompson          4,076,874        0           5,000

     2. A proposal to approve the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2002 was approved by the vote of 4,053,392 shares.

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

          10.10 Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2001 (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2001).

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

          10.14 Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A., dated April 1, 2001 (Incorporated by reference to exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2001).

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




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


BIOANALYTICAL  SYSTEMS,  INC.


By  /s/ PETER T. KISSINGER
    --------------------------------------
        Peter  T.  Kissinger
        President  and  Chief  Executive  Officer

Date:   May  15,  2002


By  /s/ DOUGLAS P. WIETEN
-------------------------------------
        Douglas  P.  Wieten
        Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:   May  15,  2002