Form 10-Q/A
period 2002-03-31
BIOANALYTICAL SYSTEMS INC
filed 2002-05-24
CIK 720154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             AMENDMENT TO FORM 10-Q

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

The purpose of this amendment is to correct certain errors in the Consolidated Statements of Cash Flow for the Six Months ended March 31, 2002.


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


                                     BIOANALYTICAL SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (Unaudited)


                                                               Six Months Ended     Six Months Ended
                                                                 Mar 31, 2002         Mar 31, 2001
                                                               ----------------     ----------------

Operating activities:
Net income                                                        $    766             $    777
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
    Depreciation and amortization                                      966                  798
    Loss on sale of property and equipment                              12                  ---
    Deferred income taxes                                              336                  509
    Changes in operating assets and liabilities:
      Accounts receivable                                           (1,052)              (1,682)
      Inventories                                                     (316)                 (59)
      Other assets                                                    (160)                (148)
      Accounts payable                                                (972)                 373
      Income taxes payable                                             (83)                  22
      Accrued expenses and customer advances                          (216)                 347
                                                                  --------             --------
Net cash provided (used) by operating activities                      (719)                 937

Investing activities:
Deposit on purchase of building                                       (250)                 ---
Capital expenditures                                                (1,227)                (618)
                                                                  --------             --------
Net cash used by investing activities                               (1,477)                (618)

Financing activities:
Payments of long-term debt                                            (246)                (235)
Borrowings on line of credit                                         2,483                  697
Payments on line of credit                                             (70)                (954)
Net proceeds from the exercise of stock options                         13                    1
                                                                  --------             --------
Net cash provided (used) by financing activities                     2,180                 (491)

Effects of exchange rate changes                                        23                   20
                                                                  --------             --------
Net increase (decrease) in cash and cash equivalents                     7                 (152)
Cash and cash equivalents at beginning of period                       374                  477
                                                                  --------             --------
Cash and cash equivalents at end of period                        $    381             $    325
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

     The Company's net cash provided (used) by operating activities was $(719,000) for the six months ended March 31, 2002 as compared to $937,000 for the first six months of fiscal 2001. The decreased cash flow from operations during the six months ended March 31, 2002 was primarily related to accounts receivable, which increased $1,052,000 to $5,318,000 and the decrease in accounts payable, which decreased $972,000.

     Cash used by investing activities was $1,477,000 for the six months ended March 31, 2002 as compared to $618,000 for the six months ended March 31, 2001, primarily due to the construction at our preclinical site and the purchase of additional lab equipment. Cash provided by financing activities for the six months ended March 31, 2002 was $2,180,000 as compared to $491,000 for the six months ended March 31, 2001, primarily due to the increased utilization of the revolving line of credit.

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




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


BIOANALYTICAL  SYSTEMS,  INC.


By  /s/ PETER T. KISSINGER
    --------------------------------------
        Peter  T.  Kissinger
        President  and  Chief  Executive  Officer

Date:   May  22,  2002


By  /s/ DOUGLAS P. WIETEN
-------------------------------------
        Douglas  P.  Wieten
        Vice President-Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

Date:   May  22,  2002