Form 10-Q
period 2002-06-30
BIOANALYTICAL SYSTEMS INC
filed 2002-08-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2002.

or

       [   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the transition period from                                     to                                    .

Commission File Number:  0-23357

BIOANALYTICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

INDIANA		35-1345024
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

2701 Kent Avenue West Lafayette, IN		47906
(Address of principal executive offices)		(Zip Code)

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

         As of June 30, 2002, 4,578,516 Common Shares of the registrant were outstanding.

–  1  –

INDEX

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of
	September 30, 2001	3

	Consolidated Statements of Income for the
	Three Months and Nine Months ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 6.	Exhibits and Reports on Form 8-K	12

	Signatures	13

–  2  –

PART I — INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                               June 30,      September 30,
                                                                 2002            2001
                                                             (Unaudited)        (Note)
                                                             -----------        ------

 ASSETS
    Current assets:
     Cash and cash equivalents                                   $   209         $   374
     Accounts receivable, net                                      4,523           4,266
     Inventories                                                   2,712           2,391
     Other current assets                                            193              71
     Refundable income taxes                                         422             325
     Deferred income taxes                                           443             443
                                                                 -------         -------
       Total current assets                                        8,502           7,870
    Property and equipment:
     Land and improvements                                           496             496
     Buildings and improvements                                   14,408          13,508
     Machinery and equipment                                      12,826          10,795
     Office furniture and fixtures                                 1,109           1,092
     Construction in process                                       1,342             113
                                                                 -------         -------
         Total property and equipment                             30,181          26,004
         Less accumulated depreciation                            (8,453)         (7,082)
                                                                 -------         -------
  Net property & equipment                                        21,728          18,922
 Goodwill, less accumulated amortization
   of $337 and $281                                                  907             963
 Other assets                                                        207             222
                                                                 -------         -------
                Total assets                                     $31,344         $27,977
                                                                 =======         =======
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
     Accounts payable                                            $ 2,324         $ 2,619
     Income taxes payable                                              0             176
     Accrued expenses                                                689             747
     Customer advances                                               221           1,063
     Revolving line of credit                                      3,303             236
     Current portion of capital lease obligation                     261             261
     Current portion of long-term debt                               279             233
                                                                 -------         -------
      Total current liabilities                                    7,077           5,335

–  3  –

 Capital lease obligation, less current portion                      228             403
 Long-term debt, less current portion                              3,193           2.742
 Deferred income taxes                                             1,960           1,667
Shareholders equity:
     Preferred Shares:
     1,000,000 shares authorized;
     no shares issued
     and outstanding                                                 ---             ---
     Common Shares:  19,000,000 shares
        authorized; 4,578,516 and 4,569,416
        shares issued and outstanding                              1,014           1,012
   Additional paid-in capital                                     10,521          10,506
   Retained earnings                                               7,392           6,345
   Accumulated other comprehensive loss
                                                                     (41)            (33)
                                                                 -------         -------
      Total shareholders' equity                                  18,886          17,830
                                                                 -------         -------

      Total liabilities and shareholders'  equity                $31,344         $27,977
                                                                 =======         =======

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

–  4  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

                                                     Three Months      Three Months      Nine Months      Nine Months
                                                    Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                                                         2002              2001              2002             2001
                                                         ----              ----              ----             ----

Service revenue                                         $ 4,086           $ 3,693          $ 11,902         $ 11,056
Product revenue                                           2,490             2,707             8,082            7,612
                                                        -------           -------          --------         --------
    Total revenue                                         6,576             6,400            19,984           18,668

Cost of service revenue                                   3,050             2,414             8,463            7,167
Cost of product revenue                                   1,034               886             3,326            2,507
                                                        -------           -------          --------         --------
    Total cost of revenue                                 4,084             3,300            11,789            9,674

Gross profit                                              2,492             3,100             8,195            8,994

Operating expenses:
    Selling                                                 621               817             2,275            2,505
    Research and development                                393               390             1,105            1,201
    General and administrative                            1,170               925             3,275            2,710
                                                        -------           -------          --------         --------
        Total operating  expenses                         2,184             2,132            6,655             6,416
                                                        -------           -------          --------         --------
Operating income                                            308               968             1,540            2,578

Interest income                                               0                 2                 2                5
Interest expense                                           (62)              (89)             (177)            (361)
Other income                                                 13                10                65               15
Gain (loss) on sale of property and
equipment                                                     0                 5              (13)                5
                                                              -                 -              ----                -

Income before income taxes                                  259               896             1,417            2,242
Income taxes (benefit)                                     (22)               381               370              950
                                                           ----               ---               ---              ---
Net income                                              $   281           $   515          $  1,047         $  1,292
                                                        =======           =======          ========         ========

Basic net income per common share                       $   .06             $ .11             $ .23            $ .28
Diluted net income per common and common
equivalent share                                        $   .06             $ .11             $ .23            $ .28

Basic weighted average common shares
  outstanding                                         4,578,261         4,563,547         4,575,146        4,563,395

Diluted weighted average common and common
  equivalent shares outstanding                       4,614,622         4,601,040         4,620,150        4,589,095

                                          See accompanying notes.

–  5  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                        Nine Months Ended    Nine Months Ended
                                                                           Jun 30, 2002         Jun 30, 2001
                                                                           ------------         ------------
Operating activities:
Net income                                                                    $ 1,047              $ 1,292
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                               1,478                1,230
    Loss on sale of property and equipment                                         13                   (5)
    Deferred income taxes                                                         293                  335
    Changes in operating assets and liabilities:
        Accounts receivable                                                      (257)                (338)
        Inventories                                                              (321)                (193)
        Other assets                                                             (165)                (149)
        Accounts payable                                                         (295)                 349
        Income taxes payable                                                     (273)                 263
        Accrued expenses and customer advances                                 (1,297)                   5
                                                                              -------              -------
Net cash provided by operating activities                                         223                2,789

Investing activities:
   Capital expenditures                                                        (3,786)                (884)
                                                                              -------              -------
   Net cash used by investing activities                                       (3,786)                (884)

Financing activities:
   Borrowings of long-term debt                                                   680                  ---
   Payments of long-term debt                                                    (358)                (354)
   Borrowings on line of credit                                                 3,774                1,213
   Payments on line of credit                                                    (707)              (2,865)
   Net proceeds from the exercise of stock options                                 17                    3
                                                                              -------              -------
   Net cash provided (used) by financing activities                             3,406               (2,003)

Effects of exchange rate changes                                                   (8)                  21
                                                                              -------              -------
Net decrease in cash and cash equivalents                                        (165)                 (77)
Cash and cash equivalents at beginning of period                                  374                  477
                                                                              -------              -------
Cash and cash equivalents at end of period                                    $   209              $   400
                                                                              =======              =======

                                          See accompanying notes.

–  6  –

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

(2)        INTERIM FINANCIAL STATEMENT PRESENTATION

         The accompanying interim financial statements are unaudited and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2001. In the opinion of management, the consolidated financial statements for the three month periods and the nine month periods ended June 30, 2002 and 2001 include all normal and recurring adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three month period and the nine month period ended June 30, 2002 are not necessarily indicative of the results for the year ending September 30, 2002.

(3)        INVENTORIES

         Inventories consisted of (in thousands):

                                    June  30, 2002       September 30, 2001
                                    --------------       ------------------

    Raw materials                      $ 1,415                  $ 1,322
    Work in progress                       406                      303
    Finished goods                       1,002                      877
                                       -------                  -------
                                         2,823                    2,502
    LIFO reserve                         (111)                    (111)
                                       -------                  -------
                                       $ 2,712                  $ 2,391
                                       =======                  =======

(4)        DEBT

         The Company has a revolving line of credit, which expires April 1, 2004 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank’s prime rate minus 25 to plus 75 basis points (4.50% at June 30, 2002) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 0.125 to 0.5 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of June 30, 2002 and September 30, 2001 interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The balance outstanding on this line of credit at June 30, 2002 was $3,302,641.

–  7  –

         On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest, followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.84% at June 30, 2002).

         On April 30 , 2002 the Company obtained a $680,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $3,800 plus interest, followed by a final payment for the unpaid principal amount of 455,800 due April 30, 2007. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.84% at June 30, 2002).

(5)        SEGMENT INFORMATION

         The Company operated in two principal segments - analytical services and analytical products. The Company’s analytical services unit provides chemistry support on a contract basis directly to pharmaceutical companies. The Company’s products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments.

         The following table presents required segment information:

                                           Three Months Ended     Three Months Ended    Nine Months Ended   Nine Months Ended
              (In thousands)                  June 30, 2002          June 30, 2001        June 30, 2002       June 30, 2001
                                              -------------          -------------        -------------       -------------

Services                                         $ 123                  $ 547                $ 885             $ 1,828
Products                                           185                    421                  655                 750
                                                 -----                  -----              -------             -------
Total operating income                             308                    968                1,540               2,578
Corporate expenses                                 (49)                   (72)                (123)               (336)
                                                 -----                  -----              -------             -------
Income before income taxes                       $ 259                  $ 896              $ 1,417             $ 2,242
                                                 =====                  =====              =======             =======

(6)        NEW ACCOUNTING PRONOUNCEMENTS

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

–  1  –

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

         Total revenue for the three months ended June 30, 2002 increased 2.8% to $6.6 million from $6.4 million for the three months ended June 30, 2001. The net increase of $200,000 was primarily due to service revenue which increased to $4.1 million for the three months ended June 30, 2002 from $3.7 million for the three months ended June 30, 2001. This was primarily due to increased revenue from the bioanalytical services group. The increase in services revenue was partially offset by a reduction in product revenue.

         Total cost of revenue for the three months ended June 30, 2002 increased 23.8% to $4.1 million from $3.3 million for the three months ended June 30, 2001. This increase of $800,000 was primarily due to the cost of revenue related to the additional bioanalytical services provided. Cost of service revenue increased to 74.6% as a percentage of services revenue for the three months ended June 30, 2002 from 65.4% of service revenue for the three months ended June 30, 2001 primarily due to an increase in staffing and corresponding costs. Cost of product revenue increased to 41.5% as a percentage of product revenue for the three months ended June 30, 2002 from 32.7% of product revenue for the three months ended June 30, 2001, primarily due to a change in product mix.

         Selling expenses for the three months ended June 30, 2002 decreased 24.0% to $621,000 from $817,000 for the three months ended June 30, 2001 primarily due to the decrease in foreign jobbers commission. Research and development expenses for the three months ended June 30, 2002 increased .8% to $ 393,000 from $390,000 for the three months ended June 30, 2001. General and administrative expenses for the three months ended June 30, 2002 increased 26.5% to $1,170,000 from $925,000 for the three months ended June 30, 2001, primarily from the reorganization of management functions at the preclinical operation.

         Other expense was $49,000 in the three months ended June 30, 2002, as compared to other expense of $72,000 in the three months ended June 30, 2001, primarily as a result of decreased interest expense due to the decrease in the interest rates.

         The Company's effective tax rate for the three months ended June 30, 2002 was (8.5%) as compared to 42.5% for the three months ended June 30, 2001, primarily due to an adjustment to the provision to properly reflect the utilization of the tax benefit of foreign net operating losses.

NINE MONTHS ENDED JUNE 30, 2002 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2001

         Total revenue for the nine months ended June 30, 2002 increased 7.1% to $20.0 million from $18.7 million for the nine months ended June 30, 2001. The net increase of $1.3 million was primarily due to revenue from services, which increased to $11.9 million for the nine months ended June 30, 2002 from $11.0 million for the nine months ended June 30, 2001. This was primarily due to increased revenue from pharmaceutical services group. Product revenue increased to $8.1 million in the nine months ended June 30, 2002 from $7.6 million for the nine months ended June 30, 2001. This was primarily due to increased sales of physiology products.

         Total cost of revenue for the nine months ended June 30, 2002 increased 21.9% to $11.8 million from $9.7 million for the nine months ended June 30, 2001. This increase of $2.1 million was primarily due to the increase in service revenue. Cost of service revenue increased to 71.1% as a percentage of service revenue for the nine months ended June 30, 2002 from 64.8% of service revenue for the nine months ended June 30, 2001 primarily due to an increase in staffing and corresponding costs. Cost of product revenue increased to 41.1% as a percentage of product revenue for the nine months ended June 30, 2002 from 32.9% of product revenue for the nine months ended June 30, 2001, primarily due to the change in product mix.

         Selling expenses for the nine months ended June 30, 2002 decreased 9.2% to $2,275,000 from $2,505,000 for the nine months ended June 30, 2001 primarily due to the decrease in foreign jobbers commission. Research and development expenses for the nine months ended June 30, 2002 decreased 8.1% to $1,104,000 from $1,201,000 for the nine months ended June 30, 2001 primarily due to the increase in grant reimbursements. General and administrative expenses for the nine months ended June 30, 2002 increased 20.9% to $3,275,000 from $2,710,000 for the nine months ended June 30, 2001, primarily from the reorganization of management functions at the preclinical operation.

         Other expense was $123,000 in the nine months ended June 30, 2002, as compared to $336,000 in the nine months ended June 30, 2001 as a result of an decrease in interest expense due to the decrease in the interest rate of the Company's line of credit.

         The Company's effective tax rate for the nine months ended June 30, 2002 was 26.1% as compared to 42.4% for the nine months ended June 30, 2001, primarily due to an adjustment to the provision to properly reflect the utilization of the tax benefit of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, the Company had cash and cash equivalents of $209,000 compared to cash and cash equivalents of $374,000 at September 30, 2001.

         The Company's net cash provided by operating activities was $223,000 for the nine months ended June 30, 2002 as compared to $2,789,000 for the first nine months of fiscal 2001. The decreased cash flow from operations during the nine months ended June 30, 2002 was primarily related to customer advances, which decreased $842,000 to $221,000, inventories which increased $321,000 to $2,712,000, accounts payable which decreased $295,000 to $2,324,000.

         Cash used by investing activities was $3,786,000 for the nine months ended June 30, 2002 as compared to $884,000 for the nine months ended June 30, 2001, primarily due to the construction at the preclinical site, the purchase of additional facilities for the services group and the purchase of additional lab equipment. Cash provided (used) by financing activities for the nine months ended June 30, 2002 was $3,406,000 as compared to ($2,003,000) for the nine months ended June 30, 2001, primarily due to the increased utilization of the revolving line of credit.

         On June 20, 2002 the Company and PharmaKinetics Laboratories, Inc., a Maryland corporation ("PKLB") entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides for, subject to the terms and conditions set forth therein, the merger of PKLB and the Company (the "Merger").

         As a result of the merger, PKLB will become a wholly-owned subsidiary of BAS. Each holder of PKLB common shares will be entitled to receive one-twelfth (1/12) of one BAS common share for each of their PKLB common shares. Each holder of PKLB Class B Preferred shares will be entitled to receive one-twelfth (1/12) of one BAS common share for each PKLB common share into which their Class B Preferred shares are convertible. Each Class B Preferred share is currently convertible into 1.00621 PKLB common shares. In addition, the warrant held by the holders of PKLB Class B Preferred shares to purchase 100,000 PKLB common shares at a price of $6.00 per share will be exchanged for a warrant to purchase 8,333 BAS common shares at a price of $72.00 per share. Each holder of PKLB Class A Preferred shares will be entitled to receive a 6% Subordinated Convertible Note due 2008 issued by BAS with a principal amount equal to $6.00 per Class A Preferred share. Assuming the conversion of all of the notes on the first anniversary of their issuance, BAS will issue approximately 312,488 of its common shares to PKLB shareholders in connection with the merger. The transaction is subject to customary closing conditions, including registration of the BAS securities to be issued in the merger and the approval of PKLB's shareholders. The merger is currently expected to close in the first quarter of BAS' next fiscal year. Holders of more than 85% of PKLB's Class A convertible preferred stock have agreed to vote those shares in favor of the merger.

         On June 13, 2002 the Company loaned PKLB $100,000. The six month unsecured note requires payment of principal and interest on December 13, 2002. Interest is charged at the rate of 8.0%.

         On June 26, 2002 the Company loaned PKLB $100,000. The six month unsecured note requires payment of principal and interest on December 26, 2002. Interest is charged at the rate of 8.0%.

         On July 25, 2002 the Company loaned PKLB $100,000. The six month unsecured note requires payment of principal and interest on January 25, 2003. Interest is charged at the rate of 8.0%.

         On June 20, 2002 the Company announced that it had reached an agreement in principle to acquire LC Resources, Inc., a privately-held company based in Walnut Creek, California. The agreement outlines the purchase by the Company of all of the outstanding shares of LC Resources, Inc. (LCR) for $2.5 million, subject to adjustment for certain changes in net tangible assets of LCR prior to closing. BAS would pay cash of $250,000 at closing, and the remainder of the purchase price would be in the form of promissory notes maturing on October 1, 2007 and bearing interest at a rate of 10% per annum. The holders of the notes will have the option to require BAS to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. The agreement in principle also contemplates that certain assets comprising separate lines of business of LCR will be sold to an unrelated third party contemporaneously with the closing of the purchase by BAS, and the proceeds of that sale would be distributed to the LCR shareholders. The LCR transaction is subject to BAS' ability to obtain financing for the transaction, the subsequent operation of LCR's business on terms acceptable to it and the receipt of certain required consents and approvals. The parties currently anticipate that closing of the LCR transaction will occur near the end of BAS' current fiscal year.

         Total expenditures by the Company for property and equipment were $4,183,000 and $884,000 for the nine months ended June 30, 2002 and 2001, respectively. Expenditures made in connection with the expansion of the Company's operating facilities and purchases of laboratory equipment accounted for the largest portions of these expenditures. The Company also expects to make other investments to expand its operations through internal growth and, as attractive opportunities arise, through strategic acquisitions, alliances and joint ventures. The Company is currently expanding facilities at its preclinical site in Evansville, Indiana. The commitment is for approximately $3.5 million. Construction on the facilities expansion is expected to be completed in December 2002. In August 2002, the Company obtained financing for the expansion with a commercial lender (discussed below). The Company is currently expanding facilities at its site in West Lafayette, Indiana. The commitment is for approximately $4.0 million. Construction on the facilities expansion is expected to be completed during the summer of 2003. The Company plans to obtain funding with a commercial lender to finance this construction. During the quarter ended June 30, 2002, the Company purchased a building near its headquarters in West Lafayette, Indiana. The Company obtained a mortgage with a commercial lender to finance this purchase (discussed below).

         Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing credit arrangements will be sufficient to fund its anticipated working capital and capital expenditure requirements.

         The Company has a revolving line of credit, which expires April 1, 2004 and allows borrowings of up to $3,500,000. Interest accrues monthly on the outstanding balance at the bank's prime rate minus 25 to plus 75 basis points (4.50 % at June 30, 2002) or at the London Interbank Offered Rate (LIBOR) plus 200 to 300 basis points, as elected by the Company, depending upon certain financial ratios. The line is collateralized by inventories and accounts receivable and requires the Company to maintain certain financial ratios. The Company pays a fee equal to 0.125 to 0.5 basis points, depending on certain financial ratios, on the unused portion of the line of credit. As of June 30, 2002 and September 30, 2001 interest on the entire outstanding balance was based on the prime rate minus 25 basis points. The balance outstanding on this line of credit at June 30, 2002 was $3,302,641.

         On June 24, 1999 the Company obtained a $3,500,000 commercial mortgage with a bank. The mortgage note requires 59 monthly principal payments of $19,444 plus interest, followed by a final payment for the unpaid principal amount of $2,352,804 due June 24, 2004. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.84% at June 30, 2002).

         On April 30, 2002 the Company obtained a $680,000 commercial mortgage with a bank to finance the purchased building near its headquarters in West Lafayette, Indiana. The mortgage note requires 59 monthly principal payments of $3,800 plus interest, followed by a final payment for the unpaid principal amount of 455,800 due April 30, 2007. Interest is charged at the one-month LIBOR rate plus 200 basis points (3.84% at June 30, 2002).

         On August 5, 2002 the Company obtained a $2,340,000 construction loan with a bank to finance the expansion of the preclinical site in Evansville, Indiana. The note requires 59 monthly principal payments of $13,000 plus interest commencing September 5, 2003, followed by a final payment for the unpaid principal amount of $1,573,000 due August 5, 2008. Interest is charged at the one-month LIBOR rate plus 200 basis points.

         The Company has capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments for the capital leases are $489,394 with $38,787 representing interest. The capital lease obligations will be paid in full by fiscal year 2004.

         On July 3, 2002 the Company obtained a $1,500,000 lease line with a bank. The payment schedule is determined at certain intervals as the line is utilized. The Company utilized $659,000 of the line in July 2002. Interest is charged at the prime rate minus 25 basis points.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II — OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).
4.1	Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
10.2	Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, Registration No. 333-36429).
10.3	Form of Bioanalytical Systems, Inc. Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-36429).
10.4	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).
10.5	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).
10.6	Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).
10.7	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).
10.8	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).
10.9	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).
10.10	Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2001 (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2001).
10.11	Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1998).
10.12	Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 1998).
10.13	Promissory Note by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated June 24, 1999 related to loan in the amount of $3,500,000 (Incorporated by reference to exhibit 10.18 to Form 10-Q for the quarter ended June 30, 1999).
10.14	Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A., dated April 1, 2001 (Incorporated by reference to exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2001).
10.15	Agreements and Plans of Merger between Bioanalytical Systems, Inc. and Pharmakinetics Laboratories Inc. (Incorporated by reference to exhibit 2.1 to Form 8-K filed July 3, 2002).
11.1	Statement Regarding Computation of Per Share Earnings.
99.1	Risk factors (Incorporated by reference Exhibit 99.1 to Form 10-K for the year ended September 30, 2001).
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

         (b)         Reports on Form 8-K

         No report on Form 8-K was filed during the quarter for which this report is filed.

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
Date: August 15, 2002	/s/ PETER T. KISSINGER Peter T. Kissinger President and Chief Executive Officer
Date: August 15, 2002	/s/ DOUGLAS P. WIETEN Douglas P. Wieten Vice President–Finance, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)