Form 10-Q/A
period 2002-06-30
BIOANALYTICAL SYSTEMS INC
filed 2002-08-15
CIK 720154

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

The purpose of this amendment is to correct certain typographical errors and to provide additional information in response to Item 2 of this Form 10-Q.

INDEX

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of
	June 30, 2002 and September 30, 2001	3

	Consolidated Statements of Income for the
	Three Months and Nine Months ended June 30, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2002 and 2001	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	15

–  2  –

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

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

                                                     Three Months      Three Months      Nine Months      Nine Months
                                                    Ended June 30,    Ended June 30,    Ended June 30,   Ended June 30,
                                                         2002              2001              2002             2001
                                                         ----              ----              ----             ----

Service revenue                                         $ 4,086           $ 3,693          $ 11,902         $ 11,056
Product revenue                                           2,490             2,707             8,082            7,612
                                                        -------           -------          --------         --------
    Total revenue                                         6,576             6,400            19,984           18,668

Cost of service revenue                                   3,050             2,414             8,463            7,167
Cost of product revenue                                   1,034               886             3,326            2,507
                                                        -------           -------          --------         --------
    Total cost of revenue                                 4,084             3,300            11,789            9,674

Gross profit                                              2,492             3,100             8,195            8,994

Operating expenses:
    Selling                                                 621               817             2,275            2,505
    Research and development                                393               390             1,105            1,201
    General and administrative                            1,170               925             3,275            2,710
                                                        -------           -------          --------         --------
        Total operating expenses                          2,184             2,132             6,655            6,416
                                                        -------           -------          --------         --------
Operating income                                            308               968             1,540            2,578

Interest income                                               0                 2                 2                5
Interest expense                                            (62)              (89)             (177)            (361)
Other income                                                 13                10                65               15
Gain (loss) on sale of property and
equipment                                                     0                 5               (13)               5
                                                        -------           -------          --------         --------

Income before income taxes                                  259               896             1,417            2,242
Income taxes (benefit)                                      (22)              381               370              950
                                                        -------           -------          --------         --------
Net income                                              $   281           $   515          $  1,047         $  1,292
                                                        =======           =======          ========         ========

Basic net income per common share                       $   .06             $ .11             $ .23            $ .28
Diluted net income per common and common
equivalent share                                        $   .06             $ .11             $ .23            $ .28

Basic weighted average common shares
  outstanding                                         4,578,261         4,563,547         4,575,146        4,563,395

Diluted weighted average common and common
  equivalent shares outstanding                       4,614,622         4,601,040         4,620,150        4,589,095

                                          See accompanying notes.

–  5  –

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

–  8  –

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

–  9  –

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

         The Company's effective tax rate for the nine months ended June 30, 2002 was 26.1% as compared to 42.4% for the nine months ended June 30, 2001. In the third quarter, the Company changed its estimated annual effective tax rate from 34% to 26.1% due to the impact of its foreign net operating loss carryforwards. The effect of this change resulted in a decrease in income tax expense of $112,000 ($0.02 per share) for the nine months ended June 30, 2002.

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

–  10  –

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

–  11  –

         Based on its current business activities, the Company believes that cash generated from its operations and amounts available under its existing credit arrangements will be sufficient to fund its anticipated working capital and capital expenditure requirements. However, acquisitions currently contemplated by the Company may require additional financing. The Company is currently reevaluating its debt capacity.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

–  12  –

PART II — OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits

3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (Incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).
4.1	Specimen Certificate for Common Shares (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
10.2	Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-1, Registration No. 333-36429).
10.3	Form of Bioanalytical Systems, Inc. Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-1, Registration No. 333-36429).
10.4	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).
10.5	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).
10.6	Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).
10.7	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).
10.8	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).
10.9	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (Incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).
10.10	Business Loan Agreement by and between Bioanalytical Systems, Inc., and Bank One, Indiana, N.A. dated April 1, 2001 (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended June 30, 2001).
10.11	Commercial Security Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended March 31, 1998).
10.12	Negative Pledge Agreement by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated March 1, 1998 (Incorporated by reference to Exhibit 10.16 to Form 10-Q for the quarter ended March 31, 1998).

–  13  –

10.13	Promissory Note by and between Bioanalytical Systems, Inc. and Bank One, Indiana, N.A., dated June 24, 1999 related to loan in the amount of $3,500,000 (Incorporated by reference to exhibit 10.18 to Form 10-Q for the quarter ended June 30, 1999).
10.14	Promissory Note for $3,500,000 executed by Bioanalytical Systems, Inc. in favor of Bank One, Indiana, N.A., dated April 1, 2001 (Incorporated by reference to exhibit 10.14 to Form 10-Q for the quarter ended June 30, 2001).
10.15	Agreements and Plans of Merger between Bioanalytical Systems, Inc. and Pharmakinetics Laboratories Inc. (Incorporated by reference to exhibit 2.1 to Form 8-K filed July 3, 2002).
11.1	Statement Regarding Computation of Per Share Earnings.
99.1	Risk factors (Incorporated by reference Exhibit 99.1 to Form 10-K for the year ended September 30, 2001).
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

         (b)         Reports on Form 8-K

         No report on Form 8-K was filed during the quarter for which this report is filed.

–  14  –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:   /s/   PETER T. KISSINGER
          Peter T. Kissinger
          President and Chief Executive Officer

Date: August 14, 2002

By:   /s/   DOUGLAS P. WIETEN
          Douglas P. Wieten
          Vice President-Finance, Chief Financial Officer, and Treasurer
          (Principal Financial and Accounting Officer)

Date: August 14, 2002

–  15  –