Form 10-K
period 2002-09-30
BIOANALYTICAL SYSTEMS INC
filed 2003-01-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the fiscal year ended September 30, 2002.

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the transition period from                                              to                                            .

Commission File Number 000-23357
BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principle executive offices)	(Zip Code)
(765) 463-4527
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to section 12(g) of the Act:   Common Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES      X         NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).    YES              NO     X

Based on the closing price on the NASDAQ stock market on December 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $12,530,823. As of December 31, 2002, 4,590,045 shares of registrant’s common shares were outstanding. No shares of registrant’s Preferred Stock were outstanding as of December 31, 2002.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated
Annual Report to security holders for the fiscal year ended September 30, 2002	Parts I, II and IV
Proxy Statement	Part III

Part I

This Report contains certain statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although Bioanalytical Systems, Inc. (the “Company”) believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company’s objectives will be achieved.

Item 1.   Business

General

The Company provides contract development services and research equipment to many of the leading global pharmaceutical, medical device and biotechnology companies. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its start in 1974, when it was formed as a corporation in Indiana.

The Company offers an efficient, variable cost alternative to its clients’ internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration (“FDA”) is a growing trend among pharmaceutical developers. As a result, the Company now derives its revenues from sales of its research services and drug development tools, both focused on determining the safety and efficacy of drugs developed by its clients.

The Company supports the preclinical (pharmacokinetics, toxicology, pathology) and clinical development (formulations, bioanalysis for clinical trials) needs of researchers and clinicians for small molecules through large biomolecules. The Company believes its scientists have the skills necessary in analytical instrumentation development, chemistry, computer software development, physiology and toxicology, and the global presence, to make the services and products it provides increasingly valuable to the worldwide pharmaceutical, medical device and biotechnology industries.

Scientists engaged in drug metabolism studies, pharmacokinetics and basic neuroscience research at drug development organizations, many of the largest global pharmaceutical companies, are the Company’s principal clients.

Acquisitions

                 PharmaKinetics Laboratories, Inc.

On June 20, 2002, the Company, PI Acquisition Corp., a Maryland corporation and a wholly owned subsidiary of the Company (“Acquisition”), and PharmaKinetics Laboratories, Inc., a Maryland corporation (“PKLB”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) which provides for, subject to the terms and conditions set forth therein, the Merger of PKLB and Acquisition (the “Merger”).

On July 24, 2002, the Company, Acquisition and PKLB executed an amendment to the Merger Agreement. The amendment revised the exchange terms for the Class A Preferred shares of PKLB to a set amount of $6.00 per share for clarity, provided for the conversion of an outstanding warrant to a warrant for the purchase of common shares of the Company which had not been addressed, and added as a condition to the Merger that shareholders holding 10% or more of the outstanding PKLB common shares not exercise dissenters’ appraisal rights.

Between June and August 2002, the Company loaned PKLB a total of $350,000 for working capital purposes. On November 14, 2002, PKLB executed a Secured Convertible Revolving Note in the principal amount of up to $925,000 payable to the Company to replace the existing notes payable to the Company and to allow PKLB to borrow additional amounts to cover short-term operating requirements (the “Note”). The Note issued to the Company carries an annual interest rate of 8%, and all principal and accrued interest is due and payable on May 1, 2003. The outstanding principal amount of the Note is convertible by the Company at any time into PKLB common stock at a price of $0.1585 per common share, which price represents the average of the closing prices for PKLB’s common shares as reported by Nasdaq for the twenty (20) trading days ended November 8, 2002. The Note to the Company is secured by a security interest in favor of the Company in all of the assets of PKLB pursuant to a Security Agreement between PKLB, as debtor, and the Company as secured party. PKLB Limited Partnership, a subsidiary of PKLB, guaranteed the repayment of the Note to the Company, pursuant to the terms of an Unconditional Guaranty dated as of November 15, 2002, and pledged the real property located at 302 West Fayette Street, Baltimore, Maryland to the Company as security for its guaranty pursuant to the terms of an Indemnity Deed of Trust.

On November 21, 2002, the Company, Acquisition and PKLB executed a second amendment to the Merger Agreement. The second amendment revised the Merger Agreement to provide that all PKLB common shares held by the Company will be canceled automatically as of the effective time of the Merger. The second amendment further amended the Merger Agreement to provide that the Company will have the right to terminate the Merger Agreement in the event that any holder of PKLB’s Class A Preferred shares exercises its conversion rights prior to the effective time of the Merger. The second amendment also extended the date upon which the parties will have the right to terminate the Merger Agreement if the Merger has not been consummated from December 31, 2002 to March 31, 2003. Finally, the second amendment modified the merger consideration payable to the holders of Class A Preferred shares by reducing the principal amount of the 6% Subordinated Convertible Note due 2008 from $6.00 per Class A Preferred share to $4.80 per share and modified the form of the 6% Subordinated Convertible Note due 2008 to insert certain subordination provisions required by the Company’s lender.

The board of directors of PKLB has unanimously approved the Merger Agreement. Each holder of PKLB common shares (other than the Company) will be entitled to receive one-twelfth (1/12) of one common share of the Company for each of their PKLB common shares. Each holder of PKLB Class A Preferred shares will be entitled to receive a 6% Subordinated Convertible Note due 2009 issued by the Company with a principal amount equal to $4.80 per Class A Preferred share. The notes are convertible into common shares of the Company at any time after one year after the date of issuance at a price of $16.00 per share. The sole holder of PKLB Class B Preferred shares will be entitled to receive one-twelfth (1/12) of one common share of the Company for each PKLB common share into which its Class B Preferred shares are convertible. Each Class B Preferred share is convertible into 1.00062 PKLB common shares. In addition, the warrant held by the holder of the Class B Preferred shares to purchase 100,000 PKLB common shares at a price of $6.00 per share will be exchanged for a warrant to purchase 8,333 BAS common shares at a price of $72.00 per share. As of the effective time of the Merger, all PKLB common shares held by the Company will be cancelled. The transaction is subject to approval by the Company’s board and customary closing conditions, including registration of the Company’s securities to be issued in the Merger and the approval of PKLB’s shareholders. The Merger is currently expected to close prior to March 31, 2003.

Holders of more than 85% of the Class A Preferred shares have agreed to vote those shares in favor of the approval of the Merger and the Merger Agreement. The sole holder of the Class B Preferred shares has advised the Company that it intends to vote its shares in favor of the approval of the Merger and the Merger Agreement. Prior to the record date of the special meeting of the shareholders of PKLB, the Company intends to convert the outstanding balance under the Note into common shares of PKLB. Assuming that the entire balance of $925,000 is outstanding as of the record date (without accounting for any interest that may also be outstanding), BAS will own 5,836,962 common shares of PKLB. The Company intends to vote all of these shares in favor of approval of the Merger and the Merger Agreement. The votes described in this paragraph are sufficient to approve the Merger and the Merger Agreement under Maryland law.

                 LC Resources, Inc.

On December 13, 2002, the Company acquired LC Resources, Inc. (“LCR”) through the purchase by the Company of all of the outstanding shares of LCR for $2.5 million, subject to adjustment as described below. The Company paid cash of $125,000 at closing. In addition, the Company also delivered $2,250,000 of the purchase price at the closing in the form of promissory notes maturing on October 1, 2007 and bearing interest at a rate of 10% per annum. The holders of the notes will have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. The amount of the purchase price may be adjusted as a result of certain changes in the net tangible assets of LCR as of the closing date. The Company has 90 days from the closing date to determine the amount of the adjustment. Finally, the Company will pay an additional $125,000 either in cash or by increasing the principal amount of the promissory notes, to be determined by the mutual agreement of the parties when the net tangible assets of LCR are determined.

Certain assets comprising separate lines of business of LCR were sold to an unrelated third party prior to the closing of the purchase by the Company of the outstanding shares of LCR, and the proceeds of that sale were distributed to the LCR shareholders.

Changing Nature of the Pharmaceutical Industry

The Company provides research services and products globally. The Company’s services and products are marketed to pharmaceutical, medical device and biotech companies engaged in drug development. The research services industry is highly fragmented among hundreds of niche vendors and a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. The Company’s products are also marketed to academic and government institutions. The Company’s services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. It believes that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

                 Accelerated Drug Development
End users continue to demand faster, more efficient, more selective development of a larger pool of drug candidates. Clients demand fast, high quality service in order to make immediate, well informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

                  Cost Containment
Pharmaceutical companies continue to push for more efficient operations to optimize profitability as development costs escalate, generic competition challenges previously secure profit generators, and political and social pressures mount to reduce health care costs.

                 Patent Expiration
As exclusivity ends with patent expiry, drug companies defend their proprietary positions against generic competition with various patent extension strategies (reformulation, drug combinations, chiral forms). Both the parent creating these line extensions and the generic competitors will outsource development.

                 Alliances
Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. The Company believes that alliances will lead to a greater number of potential drugs in testing, many under study by small companies lacking broad technical resources. Those small companies add shareholder value by further developing new products through outsourcing, reducing risk for potential allies.

                 Mergers and Acquisitions
Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, minimizing staffing which will lead to more outsourcing. This may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective pipelines.

                 Biotechnology Industry and Virtual Drug Company Growth
The biotech industry continues to grow and has introduced many new developmental drugs. Developers do not have in-house resources to conduct development. Strategically, many new companies choose only to develop a product sufficiently to attract a partner who will manufacture and market the drug. Many of these virtual development companies will outsource drug development.

                 Unique Technical Expertise
The increasing complexity of new drugs requires highly specialized quality and innovative, solution-driven research not available in all client labs. The Company believes that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

                 Data Management Expertise
The FDA is requiring more regulatory data and greater access to that data and is encouraging use of computer-assisted filings in an effort to expedite approval. The Company is able to provide clients with remote access to Company computer systems while at the same time protecting client data from unauthorized access. The Company has also developed proprietary validated online data entry software enabling direct publication of data in unique client formats.

                 Globalization of the Marketplace
Foreign firms are relying on independent development companies with experience in the United States to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. The Company believes that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services will benefit from this trend. The Company has a significant European presence and domestic skills in foreign operations.

The Company’s Role in the Drug Development Process

After a new drug candidate is created and carried through preliminary screening, the development process for new drugs has three distinct phases.

1)   The preclinical phase includes safety testing to prepare an Investigational New Drug (“IND”) exemption for submission to the FDA (Food and Drug Administration). The IND must be accepted by the FDA before the drug can be tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its integrity, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability of the formulation is also determined.

Clients work with the Company’s preclinical services group to establish pharmacokinetics and safety testing of the new drug. These safety studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company’s bioanalytical services group provide kinetic, metabolism and dose ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of the Company’s products are designed for use in preclinical development. The Culex® ABS, a robotic automated blood sampler, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Several variations of this technology are in development. Clients and the Company’s bioanalytical services group used the Company’s electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples.

2)   The second clinical phase further explores the safety and efficacy of the substance in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is essential, particularly for new chemical entities.

More exhaustive safety, tolerability and dosing regimens have been established in sick humans in Phase II trials. Phase III clinical trials are conducted to verify efficacy and safety. After successful completion of Phase III clinical trials, the sponsor of the new drug submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with the FDA’s cGMP guidelines. Data from these activities are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The Company’s bioanalytical work per patient grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, practicing well-proven analytical protocols. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

3)   Post-approval, the third phase, follows FDA approval of the NDA or PLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also involves the development and regulatory approval of product modifications and line extensions, including improved dosage forms. Following approval, the drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production in order to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public. The Company also provides services in all areas during the post-approval phase, concentrating on bio-equivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

The Company’s ability to solve client problems combining its knowledge base, services and products has been a factor in the Company’s selection by major pharmaceutical companies to assist in several preclinical and Phase I, II and III clinical trials, as well as in the post-approval phase.

Company Services and Products

                 Overview
The Company operates in two principal segments – analytical services and analytical products, both of which are aimed at addressing the bioanalytical and preclinical research needs of drug developers. Both segments arose out of the Company’s expertise in a number of core technologies, out of which state-of-the-art equipment and procedures designed to quantify trace chemicals in complex materials were developed. The Company evaluates performance and allocates resources based on these segments.

The Pharmaceutical Research and Manufacturing Association (“PhRMA”) states that pharmaceutical and biotechnology companies spent $30.3 billion worldwide on research and development in 2001. Analysts estimate that outsourced research and development services will grow from $5 billion in 2000 to more than $9 billion by 2004. The Company believes this growing trend toward outsourcing will continue.

                 Services
The Company’s analytical services unit provides screening and pharmacological testing, preclinical/safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the Company’s services unit were $16,140,000 for fiscal year 2002. For additional financial information regarding the services unit, please see Note 10 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report which is incorporated herein by reference. The following is a description of the services provided by the Company’s analytical services unit:

•
Method Development and Validation:   The Company develops analytical methods to demonstrate potency, purity, stability or physical attributes. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•	Product Characterization: The Company identifies the chemical composition, structure and physical properties of a compound. Characterization data is a significant portion of a regulatory application.
•
Stability Testing:   The Company tests stability and maintains secure storage facilities necessary to establish and confirm product purity, potency and shelf life. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP (Good Manufacturing Practices) systems.

•	Bioanalytical Testing: The Company analyzes biological samples to measure drug and metabolite concentrations in complex biological matrixes.
•
Preclinical and Pathology Services:   The Company provides pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

•	In Vivo Sampling: The Company develops and sells miniaturized in vivo sampling products and services for the continuous monitoring of chemical changes in life.

                 Products
The Company also competes in niches of the $20 billion (2001) analytical instrument industry. It leverages its talented personnel in these instrument businesses to provide solutions to highly challenging problems. The Company designs, develops, manufactures and markets state-of-the-art robotic blood sampling and in vivo microdialysis collection systems and physiology monitoring tools. Complementing these, the Company’s liquid chromatography and electrochemistry instrument platform, epsilon™, is used to separate and quantify drugs, xenobiotics, metabolites and other chemicals in blood, cerebrospinal fluid and other biological media. These tools are used to track complex chemical, physiological and behavioral effects in humans and laboratory animal models. The Company is focusing its products business on expediting preclinical screening of developmental drugs. Revenues for the Company’s products unit were $10,373,000 for fiscal year 2002. For additional financial information regarding the products unit, please see note 10 in the Notes to Consolidated Financial Statements included in the Company’s Annual Report which is incorporated herein by reference. The following is a description of the products offered by the Company:

•
The Culex® ABS robotic automated rodent blood sampling system is used by pharmaceutical researchers to monitor drug concentrations as a function of time (pharmacokinetics). Compared to current manual methods, the Culex offers greater than 80% reduction in test model use and comparable reduction in labor, coupled with computer-controlled blood sampling protocol, providing exceptional cost savings, significant reduction in model stress and more expeditious data delivery.

•	Bioanalytical separation instrumentation (liquid chromatography) used in connection with Windows® software, detect and quantify low concentrations of substances in biological fluids and tissues.
•
A wide range of chemical analyzers monitor trace levels of organic chemicals such as neurotransmitters in biological samples using core electrochemistry, liquid chromatography and enzymology technologies.

•
Diagnostic kits and methods are designed to add value to the Company’s instrumentation and enable clinical laboratories and pharmaceutical researchers to determine the presence of multiple drugs in blood plasma and to measure neurotransmitters and their metabolites in plasma and urine.

•
A line of miniaturized in vivo sampling devices sold to drug developers and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

Clients

Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2001 research and development spending. The Company has been recognized as a preferred vendor, or a tactical partner, to four of these firms. Since 2000, the Company has been concentrating its business development effort on the next tier of smaller drug development companies. The Company believes that companies of this size are less likely to have resources comparable to the Company’s and will consequently be more inclined to establish a consistent, long-term, strategic relationship with the Company. The Company also recognizes that increasing its dependence on a larger pool of smaller companies demands a broader, more active and more fragmented business development effort, and the Company has adapted accordingly.

Approximately 24% of the Company’s products and services revenues are generated from customers outside the United States. During 2002, 2001 and 2000, Pfizer accounted for approximately 19.0%, 18.9% and 21.0%, respectively, of the Company’s total revenue and 15.7% and 23.6% of total trade accounts receivable at September 30, 2002 and 2001, respectively. During 2002, 2001 and 2000, Pharmacia accounted for approximately 9.3%, 11.7% and 12.2%, respectively, of the Company’s total revenues, and 6.3% and 10.7% of total trade accounts receivable at September 30, 2002 and 2001, respectively. During 2002, Pfizer and Pharmacia announced their intention to merge, but to date, this merger has not affected the Company’s relationship with these former customers who now are a single customer. There can be no assurance that the Company’s business will not continue to be dependent on continued relationships with the combined Pfizer/Pharmacia or other clients or, that annual results will not be dependent on the performance of a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of the Company’s total revenue. Furthermore, since the Company does not have long term contracts with its clients, the importance of a single client may vary dramatically from year to year.

Sales and Marketing

Capitalizing on its long history of innovation and technical excellence, the current sales and marketing plan of the Company focuses on key account development among the top 200 global pharmaceutical companies. The Company recognizes that its growth and customer satisfaction depend upon its ability to continually improve client relationships.

In North America, the Company’s products are sold directly to the end user. The Company has nine employees on its business development staff and an equal number providing technical and development support to those end users. The Company also has created a collection of catalogs, training and technical support literature, media presentations, web sites, workshops and academic publications.

Sales, marketing and technical support are based in the Company’s corporate headquarters located in West Lafayette, Indiana. The Company also maintains offices in Evansville, Indiana; New Jersey; Oregon; and Warwickshire and Congleton, UK. These locations enable the Company to present the Company close to its largest concentration of key customers. For additional financial information relating to geographic segments, please see Note 10 in the Notes to Consolidated Financial Statements in the Company’s Annual Report which is incorporated herein by reference.

BAS Analytics, Ltd., a wholly owned subsidiary, provides a direct liaison with research service clients in the United Kingdom and maintains a laboratory to provide those services. BAS Instruments, Ltd., also a wholly owned subsidiary, manages most product sales in Europe. In addition, the Company has a network of more than 20 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company’s distributor relationships are managed from the Company’s headquarters in West Lafayette, Indiana. International growth is planned through acquisitions, stronger local promotion and expansion of the Company’s distributor network.

Although the Company’s revenues tend to be lower in its first fiscal quarter, the Company does not believe that this reflects any seasonal changes in the Company’s business.

Contractual Arrangements

The Company’s service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company based on interim project results. Fees are adjusted accordingly. Generally, the Company’s fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing.

Backlog

Considering that the arrangements pursuant to which the Company provides its services are terminable upon written notice of 30 days or less, the Company does not disclose backlog for the services it provides. The Company does maintain projections based on bids and contracts to optimize asset utilization.

Competition

With respect to its services, the Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations (“CROs”) that compete in this industry. The largest CRO competitors offering similar research services include Covance, Inc., Pharmaceutical Product Development, Inc., AAIpharma, Inc. and MDS Health Group Ltd. CROs generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of contract research, ability to organize and manage large-scale trials on a global basis, medical database management capabilities, ability to provide statistical and regulatory services, ability to recruit investigators, ability to integrate information technology with systems to improve the efficiency of contract research, existence of an international presence with strategically located facilities, financial viability and price.

With respect to its products, the Company competes with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include market presence, product quality, reliability and price. The Company believes it competes well in its niche markets because of its reputation and the quality of its products, together with the technical assistance and service it offers.

Many of the Company’s competitors are much larger and have greater resources than the Company, which makes it difficult for the Company to capture business from clients other than those who need the Company’s unique capabilities.

Government Regulation

The Company is subject to various regulatory requirements designed to ensure the quality and integrity of its data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice (“GLP”) and Good Manufacturing Practice (“GMP”) guidelines administered by the FDA. The standards of GLP and GMP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP or GMP guidelines could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations.

Laboratories such as ours that provide information that is included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of the Company’s contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

•	Resources - organization, personnel, facilities and equipment
•	Rules - protocols and written procedures
•	Characterization - test items and test systems
•	Documentation - raw data, final report and archives
•	Quality assurance unit - formalized internal audit function

The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collection during the clinical trial.

The Company’s animal research facilities are also subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations promulgated thereunder by the United States Department of Agriculture (“USDA”). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. The Company’s animal research facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as a research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and has registered assurance with the United States National Institutes of Health Office of Laboratory Animal Welfare.

To help assure compliance with applicable regulations, the Company has established quality assurance programs at its facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for the Company’s standard operating procedures where applicable.

Some of the Company’s development and testing activities are subject to the Controlled Substances Act administered by the Drug Enforcement Agency (“DEA”), which strictly regulates all narcotic and habit-forming substances. The Company maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition, the Company is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

The Company’s activities also involve the controlled use of hazardous materials and chemicals. The Company is subject to foreign, federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products, as well as the safety and health of laboratory employees.

Our United States laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that the Company is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

In addition to its comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant employees of the Company receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. The Company’s laboratories also comply with the International Air Transport Association regulations which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that will govern the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001, and all companies subject to the Privacy Rule must comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believe that we are in compliance with the current EU (European Union) and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and will take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

Product Liability and Insurance

The Company maintains product liability and professional errors and omissions liability insurance, providing approximately $6.0 million in coverage on a claims-made basis. Additionally, in certain circumstances the Company seeks to manage its liability risk through contractual provisions with clients requiring the Company to be indemnified by the client or covered by clients’ product liability insurance policies. Also, in certain types of engagements the Company seeks to limit its contractual liability to clients to the amount of fees received by the Company. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by client and project.

Research and Development

In fiscal year 2002, the Company spent $1,521,000 on research and development. Separate from the Company’s contract research services business, the Company maintains applications research and development to enhance its products business. Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs/reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products. Hardware and software engineering and prototype development in 2002 generated multiple Culex®-related products (Bambino System, Raturn upgrade, Vertical Sensor, Metabolic Cage for Mice, Empis Automated Infusion System) and new techniques which can be offered as contract services (lung microdialysis, rodent electrocardiography). Laboratory demonstrations are published in peer-reviewed journals, scientific seminars or at scientific association meetings as promotional tools for existing and new products. Culex®-related products and demonstrations consumed roughly 80% of all research and development dollars in 2002. The Company also makes small expenditures in novel research and development, some under partial grants, such as its membership in the National Institutes of Health (“NIH”) supported Botanicals Center with Purdue University, Indiana University, and the University of Alabama. The Center is focused on applying strict FDA safety and efficacy guidelines to plant-derived chemicals that are claimed to have therapeutic properties. Seven NIH SBIR research grant applications were filed in 2002 to support development of other products under consideration.

Intellectual Property

The Company believes that its patents, trademarks, copyrights and other proprietary rights are important to its business and, accordingly, it actively seeks protection for those rights both in the United States and abroad. Where the Company deems it to be an appropriate course of action, it will vigorously prosecute patent infringements. The Company does not believe, however, that the loss of any one of its patents, trademarks, copyrights or other proprietary rights would be material to its consolidated revenues or earnings.

The Company currently holds seven registered trademarks and one pending trademark, as well as one copyright. The Company also maintains a small pool of issued and pending patents. Most of these patents are related to the Company’s Culex® or in vivo product line. Of these patents, most are either issued or pending in the United States, although there are also patents pending in the European Union, Japan and with the World Intellectual Property Organization. Although the Company believes that at least two of these patents are important to the Culex® product line, the success of the Culex® business is not dependent on the Company’s intellectual property rights because the Company also generates client value through continuing client support, hardware and software upgrades, system reliability and accuracy.

In addition, the Company relies on trade secrets, unpatented know-how and continuing applications research which it seeks to protect through means of reasonable business procedures, such as confidentiality agreements. The Company believes that the greatest value that it generates for its clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to the Company’s business.

Employees

At September 30, 2002, the Company had 267 full-time employees, 163 of which hold college degrees, including 41 at the doctoral level. All employees enter into confidentiality agreements intended to protect the Company’s proprietary information. The Company believes that its relations with its employees are good. None of the Company’s employees are represented by a labor union. The Company’s performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Item 2.   Properties

The Company’s principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitute approximately 100,000 square feet of operational and administrative space. Both the services unit and the products unit conduct operations at the West Lafayette facility. The BAS Evansville facility consists of 10 buildings with roughly 80,000 square feet of operational and administrative space on 52 acres. The Company also maintains offices which provide sales and technical support services in the United Kingdom and leases 8,560 square feet of laboratory and administrative space in McMinnville, Oregon. The Company believes that its facilities are adequate for the Company’s operations and that suitable additional space will be available when needed.

Item 3.   Legal Proceedings

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

[Remainder of page intentionally left blank.]

Part II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters

“Market for Registrant’s Common Equity and Related Stockholder Matters” on the last page of our 2002 Annual Report is incorporated herein by reference.

Please see Item 12 of this report for a description of the Company’s equity compensation plans.

Pursuant to its purchase of all of the outstanding shares of LC Resources, Inc. (“LCR”) (as more fully described in Item 1), on December 13, 2002 the Company issued subordinated promissory notes to four (4) former shareholders of LCR in a private placement. The issuance of these notes was a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each former LCR shareholder represented that he was acquiring the notes for his own account and for investment and not with a view to distribution or resale thereof, and each acknowledged and agreed that the notes would not be resold without registration under applicable federal and state securities laws unless an exemption from such registration is available.

Item 6.   Selected Financial Data

You can find Selected Financial Data for each of our five most recent fiscal years on the first page of our 2002 Annual Report under “Selected Consolidated Financial Data”. That information is incorporated herein by reference.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

You can find Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 10-15 of our 2002 Annual Report. That information is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure with regard to financial instruments is the changes in interest rates. The Credit Agreement between the Company and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at LIBOR plus 200 to 350 basis points, depending in each case upon the ratio of the Company’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at the Company’s option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of the Company by a material amount.

The Company operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2002 and 2001. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

Item 8.   Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2002 Annual Report at pages 16-19 (Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows) and pages 20-30 (Notes to Consolidated Financial Statements). You can find the Report of Independent Auditors at page 31 of our 2002 Annual Report. All of the above information is incorporated herein by reference.

Also incorporated by reference herein is information on quarterly results of operations, which can be found in our 2002 Annual Report under “Quarterly Financial Data (unaudited)” at page 9.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.   Directors and Executive Officers of the Registrant.

The following information concerns the persons who served as the directors and executive officers of the Company as of September 30, 2002. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Peter T. Kissinger, Ph.D	58	Chairman of the Board; President; Chief Executive Officer
Ronald E. Shoup, Ph.D	51	Chief Operating Officer, BAS Contract Research Services; Director
Douglas P. Wieten	41	Vice President, Finance; Chief Financial Officer; Treasurer
Candice B. Kissinger	51	Senior Vice President, Marketing; Secretary and Director
Craig S. Bruntlett, Ph.D	53	Senior Vice President, International Sales
Donnie A. Evans	56	Vice President, Engineering
Stephen Geary, Ph.D	61	Vice President, United States Sales
Lina L. Reeves-Kerner	52	Vice President, Human Resources
Michael P. Silvon	55	Vice President, Planning and Development
Michelle L. Troyer	31	Corporate Controller
William E. Baitinger	69	Director
John A. Kraeutler	54	Director
W. Leigh Thompson	64	Director

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

Ronald E. Shoup, Ph.D. serves as Chief Operating Officer of the Company’s BAS Contract Research Services and is Managing Director of BAS Analytics, Ltd. in the UK. He joined BAS in 1980 as an applications chemist, became Research Director in 1983 and initiated the laboratory services group within BAS in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D in Analytical Chemistry. He has served on the Company’s board of directors since 1991 and is a member of the external advisory board to the Purdue University Department of Chemistry.

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

Candice B. Kissinger is currently serving as the Interim Director of Research. She has been Senior Vice President, Marketing since January 2000. She served as Vice President, International Sales and Marketing since July 1981. From 1978 to 1981, Mrs. Kissinger served as an accounts receivable clerk. Mrs. Kissinger has a Bachelor of Science degree in Microbiology from Ohio Wesleyan University and a Master of Science degree in Food Science from the University of Massachusetts. Mrs. Kissinger is the wife of Dr. Peter Kissinger. She has served as a director of the Company since 1978.

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

Michael P. Silvon, Ph.D. has been Vice President since March 1997. Dr. Silvon has been general manager, BAS Evansville and Vetronics since January 2000. Prior to January 1997, Dr. Silvon was principal in his own consulting firm and Vice President Sales and Marketing at Hi-Port, Inc. in Houston, Texas. Before October 1993, Dr. Silvon was Regional Business Manager-Americas for Zeneca Fine Chemicals. He has a Bachelor of Science in Chemistry from Loyola University of Chicago, a Master of Business Administration from Sacred Heart University and a Doctorate in Chemistry from the University of Vermont.

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

John A. Kraeutler has served as a director of the Company since January 1997. Mr. Kraeutler has been President and Chief Operating Officer of Meridian Bioscience, Inc. since August 1992 and is also a director. Prior to joining Meridian Bioscience, Inc., Mr. Kraeutler held a progression of technical, marketing and general management positions with a number of healthcare companies, including Carter-Wallace, Becton Dickinson and Organon (Akzo Nobel). Mr. Kraeutler has Bachelor of Science degree in Biology from Fairleigh Dickinson University and a Master of Business Administration in Marketing and a Master of Science degree in Biology from Seton Hall University.

W. Leigh Thompson, Ph.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson was Professor of Medicine at Case Western Reserve and Indiana Universities, President of the society of Critical Care Medicine and Chief Scientific Officer at Eli Lilly and Company. He earned a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science and a Doctorate in Pharmacology from the Medical University of South Carolina, a Medical Doctor degree from The Johns Hopkins University and was awarded a Doctorate of Science from the Medical University of South Carolina. Dr. Thompson is also a director of La Jolla Pharmaceutical Company, Diabetogen, Medarex, Inc., Guilford Pharmaceuticals, Inspire, Sontra and DepoMed.

Item 11.   Executive Compensation.

The information included under the captions “Election of Directors - Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information contained under the captions “Share Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this item.

Disclosure with Respect to the Corporation's Equity Compensation Plans

The Company maintains a stock option plan that allows for the granting of options to certain key employees and directors of the Company. The following table gives information about equity awards under the Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (excluding Securities) Reflected in First Column
Equity compensation plans approved by security holders	109,114	$4.46	10,250
Equity compensation plans not approved by security holders	4,000	$8.00	1,000
Total	113,114	$4.59	11,250

For additional information regarding the Company’s stock option plans, please see Note 8 in the Notes to Consolidated Financial Statements in the Company’s Annual Report, which is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

Not applicable.

[Remainder of page intentionally left blank.]

Part IV

Item 14.   Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings. There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents filed as part of this Report.
1.
Financial Statements:

Included as outlined in Item 8 of Part II of this report, which are included in the Company’s Annual Report and the relevant portions of which are filed herewith as follows:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 2002 and 2001.

Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000.

Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.
(b)	Reports on Form 8-K. Form 8-K dated July 3, 2002 relating to other events under Item 5.
(c)	Exhibits. See Index to Exhibits.

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

By:  /s/ Douglas P. Wieten
Douglas P. Wieten
Chief Financial Officer, Treasurer, VP Finance
(Principal Financial and Accounting Officer)

Date: January 13, 2003

CERTIFICATIONS

I, Peter T. Kissinger, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Bioanalytical Systems, Inc;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

/s/ Peter T. Kissinger Peter T. Kissinger Chief Executive Officer

I, Douglas P. Wieten, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Bioanalytical Systems, Inc;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

/s/ Douglas P. Wieten Douglas P. Wieten Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman Chief Executive Officer and Director	January 13, 2003
/s/ Douglas P. Wieten Douglas P. Wieten	Chief Financial Officer, and Treasurer	January 13, 2003
/s/ William E. Baitinger William E. Baitinger	Director	January 13, 2003
/s/ Candice B. Kissinger Candice B. Kissinger	Director	January 13, 2003
/s/ John A. Kraeutler John A. Kraeutler	Director	January 13, 2003
/s/ Ronald E. Shoup Ronald E. Shoup	Director	January 13, 2003
/s/ W. Leigh Thompson W. Leigh Thompson	Director	January 13, 2003

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

(2)	No Exhibit
(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.
(9)	No Exhibit.
(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).
10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).
10.3	Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).
10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).
10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).
10.7
Agreement and Plan of Merger, dated June 20, 2002, among Bioanalytical Systems, Inc., PI Acquisition Corp. and PharmaKinetics Laboratories, Inc., amended and restated to give effect to Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2002 (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, Registration No. 333-99593).

10.8
Second Amendment, dated November 21, 2002, to the Agreement and Plan of Merger by and among PharmaKinetics Laboratories, Inc., Bioanalytical Systems, Inc. and PI Acquisition Corp., dated as of June 20, 2002, as amended by a First Amendment, dated as of July 24, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2002).

10.9	Master Equipment Lease Agreement by and between Bioanalytical Systems, Inc. and Keycorp Leasing, dated December 5, 1997.
10.10	Credit Agreement by and between Bioanalytical Systems, Inc., and The Provident Bank, dated October 29, 2002.
10.11	General Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002.
10.12	Trademark Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2002.
10.13	Patent Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2002.
10.14	Promissory Note by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 related to loan in the amount of $6,000,000.

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

10.15	Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002.
10.16	Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002.
10.17	Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002.
10.18	Term Loan Promissory Note made by Bionanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002.
10.19	Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002.
10.20
Secured Convertible Revolving Note, dated November 14, 2002, payable by PharmaKinetics Laboratories, Inc. to Bioanalytical Systems, Inc. in the original principal amount of up to $925,000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 21, 2002).

(12)	No Exhibit
(13)
2002 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed “filed” as part of this Form 10-K.

(16)	No Exhibit
(18)	No Exhibit
(21)	21.1	Subsidiaries of the Registrant
(23)	23.1	Consent of Independent Auditors

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

(24)	No Exhibit
(27)	No Exhibit
(99)	99.1	Risk Factors
99.2	Certification of Chief Executive Officer
99.3	Certification of Chief Financial Officer