Form 10-K/A
period 2002-09-30
BIOANALYTICAL SYSTEMS INC
filed 2003-01-28
CIK 720154

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

The purpose of this amendment is to include Exhibit 10.21 and to correct certain typographical errors and minor inaccuracies in Items 1, 2, 7, 8, and 10 and Exhibit 13, and those Items and Exhibit 13 are replaced in their entirety with the following:

Item 1.   Business

General

The Company provides contract development services and research equipment to many of the leading global pharmaceutical, medical device and biotechnology companies. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its start in 1975, when it was formed as a corporation in Indiana.

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

Holders of more than 85% of the Class A Preferred shares have agreed to vote those shares in favor of the approval of the Merger and the Merger Agreement. The sole holder of the Class B Preferred shares has advised the Company that it intends to vote its shares in favor of the approval of the Merger and the Merger Agreement. Prior to the record date of the special meeting of the shareholders of PKLB, the Company intends to convert the outstanding balance under the Note into common shares of PKLB. Assuming that the entire balance of $925,000 is outstanding as of the record date (without accounting for any interest that may also be outstanding), BAS will own 5,835,962 common shares of PKLB. The Company intends to vote all of these shares in favor of approval of the Merger and the Merger Agreement. The votes described in this paragraph are sufficient to approve the Merger and the Merger Agreement under Maryland law.

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

More exhaustive safety, tolerability and dosing regimens have been established in sick humans in Phase II trials. Phase III clinical trials are conducted to verify efficacy and safety. After successful completion of Phase III clinical trials, the sponsor of the new drug submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with the FDA’s Good Manufacturing Practices guidelines. Data from these activities are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The Company’s bioanalytical work per patient grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, practicing well-proven analytical protocols. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

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
•
Stability Testing:   The Company tests stability and maintains secure storage facilities necessary to establish and confirm product purity, potency and shelf life. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate Good Manufacturing Practices systems.

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

Approximately 24% of the Company’s products and services revenues are generated from customers outside the United States. During 2002, 2001 and 2000, Pfizer accounted for approximately 19.0%, 18.9% and 21.0%, respectively, of the Company’s total revenue and 15.7% and 23.6% of total trade accounts receivable at September 30, 2002 and 2001, respectively. During 2002, 2001 and 2000, Pharmacia accounted for approximately 9.3%, 11.7% and 12.2%, respectively, of the Company’s total revenues, and 6.3% and 10.7% of total trade accounts receivable at September 30, 2002 and 2001, respectively. During 2002, Pfizer and Pharmacia announced their intention to merge, but to date, this proposed merger has not affected the Company’s relationship with these customers. There can be no assurance that the Company’s business will not continue to be dependent on continued relationships with the proposed combined Pfizer/Pharmacia or other clients or, that annual results will not be dependent on the performance of a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of the Company’s total revenue. Furthermore, since the Company does not have long term contracts with its clients, the importance of a single client may vary dramatically from year to year.

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

Item 2.   Properties

The Company’s principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitute approximately 100,000 square feet of operational and administrative space. Both the services unit and the products unit conduct operations at the West Lafayette facility. The BAS Evansville facility consists of 10 buildings with roughly 80,000 square feet of operational and administrative space on 52 acres. The Company also maintains offices which provide sales and technical support services in the United Kingdom. As of December 13, 2002, the Company leases 8,560 square feet of laboratory and administrative space in McMinnville, Oregon. The Company believes that its facilities are adequate for the Company’s operations and that suitable additional space will be available when needed.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

You can find Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 7-13 of our 2002 Annual Report. That information is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

You can find the consolidated financial statements of the Company and its subsidiaries in our 2002 Annual Report at pages 14-17 (Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows) and pages 18-27 (Notes to Consolidated Financial Statements). You can find the Report of Independent Auditors at page 28 of our 2002 Annual Report. All of the above information is incorporated herein by reference.

Also incorporated by reference herein is information on quarterly results of operations, which can be found in our 2002 Annual Report under “Quarterly Financial Data (unaudited)” at page 6.

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

Ronald E. Shoup, Ph.D. serves as Chief Operating Officer of the Company’s BAS Contract Research Services and is Managing Director of BAS Analytics, Ltd. in the UK. He joined BAS in 1980 as an applications chemist, became Research Director in 1983 and initiated the laboratory services group within BAS in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D. in Analytical Chemistry. He has served on the Company’s board of directors since 1991 and is a member of the external advisory board to the Purdue University Department of Chemistry.

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

John A. Kraeutler has served as a director of the Company since January 1997. Mr. Kraeutler has been President and Chief Operating Officer of Meridian Bioscience, Inc., a life sciences manufacturer, since August 1992 and is also a director. Prior to joining Meridian Bioscience, Inc., Mr. Kraeutler held a progression of technical, marketing and general management positions with a number of healthcare companies, including Carter-Wallace, Becton Dickinson and Organon (Akzo Nobel). Mr. Kraeutler has Bachelor of Science degree in Biology from Fairleigh Dickinson University and a Master of Business Administration in Marketing and a Master of Science degree in Biology from Seton Hall University.

W. Leigh Thompson, Ph.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson was Professor of Medicine at Case Western Reserve and Indiana Universities, President of the society of Critical Care Medicine and Chief Scientific Officer at Eli Lilly and Company. He earned a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science and a Doctorate in Pharmacology from the Medical University of South Carolina, a Medical Doctor degree from The Johns Hopkins University and was awarded a Doctorate of Science from the Medical University of South Carolina. Dr. Thompson is also a director of La Jolla Pharmaceutical Company, Diabetogen Biosciences, Inc., Medarex, Inc., Guilford Pharmaceuticals, Inc., Inspire Pharmaceuticals, Inc., Sontra Medical Corp., and DepoMed, Inc.

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

Date: January 28, 2003

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

Date:  January 28, 2003

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

Date:  January 28, 2003

/s/ Douglas P. Wieten Douglas P. Wieten Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman Chief Executive Officer and Director	January 28, 2003
/s/ Douglas P. Wieten Douglas P. Wieten	Chief Financial Officer, and Treasurer	January 28, 2003
/s/ William E. Baitinger William E. Baitinger	Director	January 28, 2003
/s/ Candice B. Kissinger Candice B. Kissinger	Director	January 28, 2003
/s/ John A. Kraeutler John A. Kraeutler	Director	January 28, 2003
/s/ Ronald E. Shoup Ronald E. Shoup	Director	January 28, 2003
W. Leigh Thompson	Director	January 28, 2003

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

(2)	No Exhibit
(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.
(9)	No Exhibit.
(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).
10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).
10.3	Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).
10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).
10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).
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

10.21+	Master Equipment Lease by and between Fifth Third Bank, Indiana (Central) and Bioanalytical Systems, Inc., dated November 15, 2002.
(12)	No Exhibit
(13)+
2002 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed “filed” as part of this Form 10-K.

(16)	No Exhibit
(18)	No Exhibit
(21)	21.1	Subsidiaries of the Registrant
(23)	23.1+	Consent of Independent Auditors

+  Filed with this Amendment No. 1 to Form 10-K.

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibits

(24)	No Exhibit
(27)	No Exhibit
(99)	99.1	Risk Factors
99.2+	Certification of Chief Executive Officer
99.3+	Certification of Chief Financial Officer

+  Filed with this Amendment No. 1 to Form 10-K.