Form 10-Q
period 2002-12-31
BIOANALYTICAL SYSTEMS INC
filed 2003-02-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended December 31, 2002.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

         As of January 31, 2003, 4,602,603 Common Shares of the registrant were outstanding.

–  1  –

Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of
	December 31, 2002 and September 30, 2002	3

	Consolidated Statements of Income for the
	Three Months and Nine Months ended December 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	16

–  2  –

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                    December 31, 2002      September 30, 2002*
                                                                    -----------------      ------------------
                                                                      (Unaudited)
ASSETS
   Current assets:
    Cash and cash equivalents                                          $  1,612              $    826
    Accounts receivable
       Trade                                                              4,549                 3,699
       Grants                                                                35                   116
       Unbilled revenues and other                                          981                   739
    Inventories                                                           2,581                 2,624
    Deferred income taxes                                                   455                   455
    Refundable income taxes                                                  69                    52
    Prepaid expenses                                                        887                   283
                                                                       --------              --------
      Total current assets                                               11,169                 8,794
   Property and equipment:
    Land and improvements                                                   496                   496
    Buildings and improvements                                           16,209                14,476
    Machinery and equipment                                              13,241                13,363
    Office furniture and fixtures                                         1,126                 1,114
    Construction in process                                               2,822                 2,359
                                                                       --------              --------
        Total property and equipment                                     33,894                31,808
        Less accumulated depreciation                                    (9,509)               (8,984)
                                                                       --------              --------
  Net property and equipment                                             24,385                22,824
Goodwill, less accumulated amortization of $360                           2,235                   884
Other assets                                                              1,338                   961
                                                                       --------              --------
               Total assets                                            $ 39,127               $33,463
                                                                       ========               =======
LIABILITIES AND SHAREHOLDERS’ EQUITY
    Current liabilities:
    Accounts payable                                                   $  2,212                $2,459
    Income taxes payable                                                     14                    42
    Accrued expenses                                                        596                   753
    Customer advances                                                     1,200                 1,285
    Revolving line of credit                                              3,941                 3,750
    Current portion of capital lease obligation                             265                 1,138
    Current portion of long-term debt                                       396                   278
                                                                       --------              --------
     Total current liabilities                                            8,624                 9,705
Capital lease obligation, less current portion                               69                   124
Construction line of credit                                               2,655                   ---
Long-term debt, less current portion                                      5,095                 3,124
Subordinated debt, long-term                                              1,819                   ---
Deferred income taxes                                                     1,674                 1,612
Shareholders equity:
    Preferred Shares:
      Authorized shares - 1,000,000
      Issued and outstanding shares - none                                  ---                   ---
    Common Shares:
      Authorized shares - 19,000,000
      Issued and outstanding shares - 4,590,045 and 4,578,516             1,017                 1,014
  Additional paid-in capital                                             10,537                10,521
  Retained earnings                                                       7,686                 7,411
  Accumulated other comprehensive loss                                      (49)                  (48)
                                                                       --------              --------
     Total shareholders' equity                                          19,191                18,898
                                                                       --------              --------
     Total liabilities and shareholders’  equity                       $ 39,127              $ 33,463
                                                                       ========              ========

See accompanying notes to consolidated financial statements.

*  The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

–  3  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(Unaudited)

                                                                                 Three Months      Three Months
                                                                                Ended December    Ended December
                                                                                   31, 2002          31, 2001
                                                                                --------------     ------------
Service revenue                                                                  $     4,532       $     3,569
Product revenue                                                                        2,442             2,454
                                                                                 -----------       -----------
    Total revenue                                                                      6,974             6,023

Cost of service revenue                                                                3,255             2,620
Cost of product revenue                                                                1,034               847
                                                                                 -----------       -----------
    Total cost of revenue                                                              4,289             3,467

Gross profit                                                                           2,685             2,556

Operating expenses:
    Selling                                                                              758               778
    Research and development                                                             368               323
    General and administrative                                                         1,090             1,018
                                                                                 -----------       -----------
        Total operating  expenses                                                      2,216             2,119
                                                                                 -----------       -----------
Operating income                                                                         469               437

Interest income                                                                            1                 6
Interest expense                                                                        (110)              (59)
Other income                                                                              29                36
Gain (loss) on sale of property and equipment                                             37                (8)
                                                                                 -----------       -----------

Income before income taxes                                                               426               412
Income taxes                                                                             151               165
Net income                                                                       $       275       $       247
                                                                                 ===========       ===========
Basic net income per common share                                                $       .06       $       .05
Diluted net income per common and common equivalent share                        $       .06       $       .05

Basic weighted average common shares outstanding                                   4,579,034         4,569,772
Diluted weighted average common and common equivalent shares outstanding           4,636,591         4,623,357

See accompanying notes to consolidated financial statements.

–  4  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                             Three Months Ended     Three Months Ended
                                                                              December 31, 2002      December 31, 2001
                                                                              -----------------      -----------------

Operating activities:
Net income                                                                       $     275                  $  247
Adjustments to reconcile net income to net cash
  (used) provided by operating activities:
    Depreciation and amortization                                                      569                     479
    Loss (gain) on sale of property and equipment                                      (37)                      8
    Deferred income taxes                                                               51                     131
    Changes in operating assets and liabilities:
        Accounts receivable                                                           (551)                    886
        Inventories                                                                     43                    (569)
        Prepaid expenses and other assets                                             (119)                   (133)
        Accounts payable                                                              (418)                   (963)
        Income taxes payable                                                           (45)                     33
        Accrued expenses                                                              (161)                   (177)
        Customer advances                                                              (85)                     72
                                                                                 ---------                  ------
Net cash provided (used) by operating activities                                      (478)                     14

Investing activities:
   Capital expenditures                                                             (2,571)                   (294)
    Proceeds from sale of property and equipment                                       859                     ---
    Payments for purchase of net assets from LC Resources, Inc.
      net of cash acquired                                                            (163)                    ---
    Loans to PharmaKinectics Laboratories, Inc.                                       (375)                    ---
    Deferred acquisition costs for PharmaKinectics Laboratories, Inc.                  (85)                    ---
                                                                                 ---------                  ------
   Net cash used by investing activities                                            (2,335)                   (294)

Financing activities:
   Borrowings on line of credit                                                      3,826                     870
   Payments on line of credit                                                       (3,635)                   (223)
   Borrowings on construction line of credit                                         2,654                     ---
   Payments on capital lease obligations                                              (928)                    (65)
   Borrowings of long-term debt, net of issuance costs                               5,110                     ---
   Payments of long-term debt                                                       (3,448)                    (58)
   Net proceeds from the exercise of stock options                                      19                      11
                                                                                 ---------                  ------
   Net cash provided by financing activities                                         3,598                     535

Effects of exchange rate changes                                                         1                       7
                                                                                 ---------                  ------
Net increase in cash and cash equivalents                                              786                     262
Cash and cash equivalents at beginning of period                                       826                     374
                                                                                 ---------                  ------
Cash and cash equivalents at end of period                                       $   1,612                  $  636
                                                                                 =========                  ======

See accompanying notes to consolidated financial statements.

–  5  –

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    DESCRIPTION OF THE BUSINESS

Bioanalytical Systems, Inc. and its subsidiaries (“BASi”) engage in laboratory services, consulting and research related to analytical chemistry and chemical instrumentation. BASi also manufactures and markets scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. BASi also sells its equipment and software for use in industrial, government and academic laboratories. BASi customers are located throughout the world.

(2)    INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying interim financial statements are unaudited and have been prepared by BASi pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2002. In the opinion of management, the consolidated financial statements for the three months ended December 31, 2002 and 2001 include all adjustments, consisting only of normal and recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results for the year ending September 30, 2003.

(3)    ACQUISITION

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,500,000, subject to adjustment for certain changes in net tangible assets of LCR. Based on BASi’s preliminary review of LCR’s net tangible assets, the purchase price has been adjusted to approximately $2,100,000. BASi paid cash of $176,000, including acquisition costs, at closing with the remainder of the purchase price to be paid through promissory notes (subordinate to BASi’s senior bank debt), bearing interest at 10% per annum, and maturing on October 1, 2007. The holders of the notes will have the option to require BASi to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003.

The acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” The preliminary purchase price has been allocated to the estimated fair values of net assets acquired based on management’s estimate. The purchase price is subject to change pending final agreement between the parties; the estimated fair values are subject to change pending the completion of management’s analysis. The excess preliminary purchase price has been allocated to goodwill in the amount of $1,351,000 and the results of operations of LCR have been included with those of BASi since the date of the acquisition. BASi has not prepared pro forma results as if the acquisition had occurred at the beginning of each period presented, because such historical accounting information is not available.

–  6  –

(4)    INVENTORIES

Inventories consisted of (in thousands):

                                              December 31, 2002    September 30, 2002
                                              -----------------    ------------------

                        Raw materials              $ 1,362               $ 1,347
                        Work in progress               382                   339
                        Finished goods                 990                 1,091
                                                   -------               -------
                                                     2,734                 2,777
                        LIFO reserve                  (153)                 (153)
                                                   -------               -------
                                                   $ 2,581               $ 2,624
                                                   =======               =======

(5)    DEBT

BASi has a revolving line of credit which expires September 30, 2005. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon certain financial ratios (4.25% at December 31, 2002). BASi pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit.

BASi has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542, plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate (4.25% at December 31, 2002).

BASi has a $2,250,000 construction loan with a bank which expires November 1, 2012. Proceeds from this loan will be used to fund the expansion of BASi’s facilities in West Lafayette, Indiana. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate (4.25% at December 31, 2002).

BASi has a $2,340,000 construction loan with a bank which expires May 1, 2008. Proceeds from this loan will be used to fund the expansion of BASi’s facilities in Evansville, Indiana. The loan requires interest payments only until completion of the project in Evansville, Indiana. Interest is charged at the prime rate (4.25% at December 31, 2002).

BASi has subordinated notes payable issued in connection with the acquisition of LCR (see Note 3).

–  7  –

(6)    SEGMENT INFORMATION

BASi operates in two principal segments – analytical services and analytical products. BASi’s analytical services unit provides chemistry support on a contract basis directly to pharmaceutical companies. BASi’s products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. BASi evaluates performance and allocates resources based on these segments.

The following table presents required segment information:

                                                           Three Months Ended     Three Months Ended
                          (in thousands)                    December 31, 2002      December 31, 2001
                                                            -----------------      -----------------
                  Operating income:
                  ----------------
                  Services                                          $382                  $157
                  Products                                            87                   280
                                                                    ----                  ----
                  Total operating income                             469                   437
                  Corporate expenses                                 (43)                  (25)
                                                                    ----                  ----
                  Income before income taxes                        $426                  $412
                                                                    ====                  ====

(7)    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, "Goodwill and Other Intangible Assets" (“FAS 142”), effective for fiscal years beginning after December 15, 2001. The BASi goodwill represents the excess of cost over the fair value of net assets acquired in several business acquisitions. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment reviews. BASi adopted FAS 142 as of October 1, 2002, and therefore has not recorded any goodwill amortization in the first quarter of 2003. Prior to 2002, BASi amortized goodwill on a straight-line basis over 17 years. BASi recorded goodwill amortization expense of $15,000 in the first quarter of 2002.

As required upon adoption of FAS 142, BASi is currently performing transitional impairment reviews of its goodwill. BASi has not completed these initial impairment tests, therefore management has yet to determine the effect of adoption. As required by FAS 142, BASi will complete the transitional goodwill impairment test by March 31, 2003.

BASi adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective October 1, 2002. SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supercedes the accounting and reporting provisions of Accounting Principals Board (“APB”) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. Adoption of SFAS No. 144 had no impact on BASi.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". SFAS No. 4 required that all gains and losses from the extinguishment of debt be aggregated and, if material, be classified as an extraordinary item, net of the related income tax effect. Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB No. 30. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 and SFAS No. 64 shall be applied for fiscal years beginning after May 15, 2002. BASi does not believe, based on current circumstances, the effect of adoption of SFAS No. 145 will be material.

–  8  –

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. BASi has not commenced such activities as of December 31, 2002.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 148's amendment of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. SFAS No. 148's amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing consolidated financial statements for interim periods beginning after December 15, 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2002. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared With Three Months Ended December 31, 2001
Total revenue for the three months ended December 31, 2002 increased 15.8% to $6,974,000 from $6,023,000 for the three months ended December 31, 2001. The net increase of $951,000 was primarily due to service revenue which increased to $4,532,000 for the three months ended December 31, 2002 from $3,569,000 for the three months ended December 31, 2001, primarily as a result of increased contract activity in the bioanalytical services group.

Total cost of revenue for the three months ended December 31, 2002 increased 23.7% to $4,289,000 from $3,467,000 for the three months ended December 31, 2001. This increase of $822,000 was primarily due to increased costs of service revenue related to the additional contract services provided by the bioanalytical services group. Costs of service revenue decreased to 71.8% as a percentage of services revenue for the three months ended December 31, 2002 from 73.4% of service revenue for the three months ended December 31, 2001, primarily due to increased revenue from bioanalytical services. Cost of product revenue increased to 42.3% as a percentage of product revenue for the three months ended December 31, 2002 from 34.5% of product revenue for the three months ended December 31, 2001, primarily due to a change in product mix.

–  9  –

Selling expenses for the three months ended December 31, 2002 decreased 2.6% to $758,000 from $778,000 for the three months ended December 31, 2001 primarily due to a decrease in foreign jobbers commission. Research and development expenses, which are net of grant reimbursements, for the three months ended December 31, 2002 increased 13.9% to $368,000, up from $323,000 for the three months ended December 31, 2001. The increase of $45,000 is primarily due to a decrease in grant reimbursements, which were $32,000 and $103,000 for the three months ended December 31, 2002 and 2001, respectively. General and administrative expenses for the three months ended December 31, 2002 increased 7.1% to $1,090,000, up from $1,018,000 for the three months ended December 31, 2001, primarily as a result of an increase in both staffing costs and the number of employees on staff. As a result of the foregoing, total operating expenses increased $97,000 or 5.0% to $2,216,000 for the three months ended December 31, 2002, up from $2,119,000 for the three months ended December 31, 2001.

Other expense, net, was $43,000 in the three months ended December 31, 2002, as compared to $25,000 in the three months ended December 31, 2001, primarily as a result of increased interest expense due to the increase in debt.

BASi’s effective tax rate for the three months ended December 31, 2002 was 35.4% compared to 40.0% for the three months ended December 31, 2001. This decrease was primarily due to the utilization of foreign net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis
Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2002, BASi had cash and cash equivalents of $1,612,000, compared to cash and cash equivalents of $826,000 at September 30, 2002. The increase in cash resulted primarily from increased borrowings.

BASi’s net cash used by operating activities was $478,000 for the three months ended December 31, 2002. Cash used by operations during the three months ended December 31, 2002 consisted of net income of $275,000, non-cash charges of $583,000 and a net decrease of $1,336,000 in operating assets and liabilities. The most significant items affecting the changes in operating assets and liabilities were an increase in accounts receivable of $551,000 and a decrease in accounts payable of $418,000.

Cash used by investing activities increased to $2,335,000 for the three months ended December 31, 2002 from $294,000 for the three months ended December 31, 2001, primarily due to capital expenditures for construction projects in Evansville and West Lafayette, Indiana, the acquisition of LC Resources, Inc., and loans to PharmaKinetics Laboratories, Inc. Cash provided by financing activities for the three months ended December 31, 2002 was $3,598,000, due to additional borrowings on the line of credit and increased long-term debt.

Capital Resources
Total expenditures by BASi for property and equipment were $2,571,000 and $294,000 for the three months ended December 31, 2002 and 2001, respectively. Expenditures made in connection with the expansion of BASi’s operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom and purchases of laboratory equipment account for the largest portions of these expenditures in each period, with the increase due to increased expenditures for facility expansion. The capital investments relate to the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures.

–  10  –

During 2001, BASi commenced construction to expand its preclinical facilities in Evansville, Indiana. Construction of these preclinical facilities is expected to be completed by the end of February, 2003, at a total cost of $3,500,000. During 2002, BASi began expanding its facilities in West Lafayette, Indiana. Construction on the West Lafayette facilities is expected to have a total cost of $4,000,000. BASi obtained bank financing for each of these construction projects.

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,500,000, subject to adjustment for certain changes in net tangible assets of LCR. BASi is currently evaluating the changes in net tangible assets. BASi paid cash of $125,000 at closing, and the remainder of the purchase price will be paid through promissory notes issued by BASi, bearing interest at 10% per annum, and maturing on October 1, 2007. The holders of the notes will have the option to require BASi to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. These notes are subordinated to senior bank debt.

On June 20, 2002, BASi and PharmaKinetics Laboratories, Inc. (“PKLB”) entered into a merger agreement that will result in PKLB becoming a wholly-owned subsidiary of BASi. In connection with the merger, BASi will issue 6% Subordinated Convertible Notes in an aggregate principal amount of approximately $4,000,000 to the holders of PKLB Class A Preferred shares. No principal payments will be due on these notes until 2008. No interest will be paid on the notes for one year after the date of issuance. The notes are convertible into BASi common shares at the option of the holder at any time after the first anniversary of the date of issuance at a price of $16.00 per share.

Between June and December, 2002, BASi loaned PKLB a total of $783,000 for working capital purposes. On November 14, 2002, PKLB executed a Secured Convertible Revolving Note in the principal amount of up to $925,000 payable to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts to cover short-term operating requirements. The note issued to BASi carries an annual interest rate of 8%, and all principal and accrued interest is due and payable on May 1, 2003. The outstanding principal amount of the note to BASi is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per common share, which price represents the average of the closing prices for PKLB’s common shares as reported by NASDAQ for the twenty (20) trading days ended November 8, 2002. All PKLB common shares held by BASi as of the effective time of the merger will be cancelled. The note to BASi is secured by a security interest in favor of BASi in all of the assets of PKLB pursuant to a Security Agreement between PKLB, as debtor, and BASi, as secured party. PKLB Limited Partnership, a subsidiary of PKLB, guaranteed repayment of the note to BASi, pursuant to the terms of an Unconditional Guaranty dated as of November 14, 2002, and pledged certain real property located in Baltimore, Maryland to BASi as security for its guaranty pursuant to the terms of an Indemnity Deed of Trust.

One of BASi’s credit agreements (discussed below) limits the amount that can be loaned to PKLB prior to the closing of the merger to the amount of the Secured Convertible Revolving Note. If the merger is consummated, BASi expects to expend additional amounts to pay trade payables and other obligations of PKLB and to fund PKLB’s continuing operations. BASi intends to fund these expenses using cash from operations and borrowings under the line of credit. BASi’s credit agreement also requires BASi to sell the Baltimore, Maryland real property within 180 days following its acquisition of PKLB. BASi intends to use the net proceeds from the sale to pay down the line of credit. BASi management believes that the sale of the building will enable it to fund PKLB operations until such time as the cash flow generated from those operations becomes adequate to support the operations.

On October 29, 2002, BASi obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. These new credit agreements provide for a $6,000,000 revolving line of credit with a bank and a mortgage note and two construction term loans payable with another bank aggregating $10,000,000. Borrowings under these new credit agreements are collateralized by substantially all assets related to BASi’s operations, all common stock of BASi’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on BASi’s Chairman and CEO. Under the terms of these credit agreements, BASi has agreed to restrict advances to foreign subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These financial covenants include: maintenance of a certain ratio of interest bearing indebtedness (not including subordinated debt) to earnings before income taxes, depreciation, amortization, and interest expense (“EBITDA”); maintenance of a certain ratio of total indebtedness to tangible net worth and subordinated debt; maintenance of a certain ratio of EBITDA to certain identified fixed charges; maintenance of a certain ratio of current assets to current liabilities; limits on the amount of capital expenditures that can be made using funds other than long-term indebtedness in a single fiscal year; and maintenance of a certain ratio of net cash flow to debt servicing requirements. These new credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

–  11  –

BASi’s revolving line of credit expires September 30, 2005. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points, or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon the ratio of BASi’s interest bearing indebtedness (less subordinated debt) to EBITDA. BASi pays a fee equal to 25 to 50 basis points, depending upon the same financial ratio, on the unused portion of the line of credit.

BASi has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate. BASi has a $2,250,000 construction loan with the same bank, which expires November 1, 2012. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. BASi also has another construction loan for $2,340,000 with the same bank, which expires May 1, 2008. This loan also requires interest payments only until completion of the project in Evansville, Indiana and interest is also charged at the prime rate. On November 15, 2002, BASi obtained a $1,500,000 lease line for equipment with a bank. At December 31, 2002, $1,090,000 was utilized under the terms of operating leases requiring 60 payments of $17,820.

To obtain the foregoing new credit agreements, BASi entered into an agreement with Periculum Capital Company, LLC (“Periculum”). Under the terms of the agreement, BASi paid $300,000 in fees to Periculum upon closing of the refinancing.

Liquidity
BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at December 31, 2002 (reflective of the issuance of notes payable to acquire LCR) and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands).

                                    Payments due for fiscal years ending September 30:
                                     2003     2004-2005    2006-2007    After 2007     Total
                                    -----     ---------    ---------    ----------    -------
Mortgage note payable               $ 271      $   552       $ 552        $ 3,991     $ 5,366
Subordinated debt                     125          ---         ---          1,819       1,944
Capital lease obligations             265           69         ---            ---         334
Operating leases                      200          435         432             36       1,103
                                    -----      -------       -----        -------     -------
                                    $ 861      $ 1,056       $ 984        $ 5,846     $ 8,747

BASi’s borrowings under its revolving line of credit for working capital needs, borrowings to fund capital expenditures using construction loans and the 6% subordinated notes payable that may be issued in connection with the merger with PKLB will each affect BASi’s liquidity and cash flows in future periods. These obligations are not reflected in the above schedule. The covenants in BASi’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount BASi can borrow to fund future operations, acquisitions and capital expenditures.

During the first quarter, BASi borrowed additional funds to continue construction on its West Lafayette expansion project. In order to better assure compliance with the covenants in the credit agreement, construction on this project has been delayed and management does not expect to make significant borrowings in connection with this project until cash flow improves. BASi has formulated and begun to implement a plan to reduce debt and improve its cash flow to better enable it to satisfy the credit agreement covenants in the future. The plan includes, but is not limited to, headcount reductions and other cost-saving measures at its West Lafayette and McMinville, Oregon facilities, the sale of real estate assets in West Lafayette, and the delay of construction of its West Lafayette expansion project. Further, BASi believes compliance with loan covenants will be achieved and will take necessary action, including deferral of the PKLB acquisition, if deemed necessary, to remain compliant.

BASi intends to issue additional subordinated debt of approximately $4,000,000 in connection with the contemplated acquisition of PKLB. This indebtedness will not require any payments of principal or interest by BASi during the first year after it is issued, and will not affect BASi’s compliance with the leverage covenant in its credit agreement. However, as discussed above, BASi will use cash from operations and amounts available under its credit agreement to pay trade payables and other obligations of PKLB and to fund PKLB’s future operations. To offset these requirements, BASi intends to sell a building owned by PKLB, located in Baltimore, Maryland and to apply the net proceeds from the sale to reduce amounts outstanding under the credit agreement.

–  12  –

Based on its current business activities, BASi believes cash generated from its operations, amounts available under its existing bank line of credit and credit facility, and the proposed action plan will be sufficient to fund BASi’s short and long-term working capital and capital expenditure requirements for the foreseeable future and through September 30, 2003.

New Accounting Pronoucements
Please refer to the Notes of Consolidated Financial Statements for a discussion of recently issued accounting standards.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. The credit agreement between BASi and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at Eurodollar rate plus 200 to 350 basis points, depending in each case upon the ratio of BASi’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASI’s option. BASi also has construction loans and a commercial mortgage which bear interest at the prime rate. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2002 and 2001. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, BASi’s Chief Executive Officer and Chief Financial Officer believe BASi’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting BASi’s management to material information required to be included in this Form 10-Q and other Exchange Act filings. There were no significant changes in BASi’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

–  13  –

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

10.3	Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, Registration No. 333-36429).

10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan (incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-1, Registration No. 333-36429).

10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).

10.7
Agreement and Plan of Merger, dated June 20, 2002, among Bioanalytical Systems, Inc., PI Acquisition Corp. and PharmaKinetics Laboratories Inc., amended and restated to give effect to Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2002 (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, Registration No. 333-99593).

10.8
Second Amendment, dated November 21, 2002, to the Agreement and Plan of Merger by and among PharmaKinetics Laboratories, Inc., Bioanalytical Systems, Inc. and PI Acquisition Corp., dated as of June 20, 2002, as amended by a First Amendment, dated as of July 24, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2002).

10.9
Master Equipment Lease Agreement by and between Bioanalytical Systems, Inc. and Keycorp Leasing, dated December 5, 1997 (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended September 30, 2002).

–  14  –

10.10
Credit Agreement by and between Bioanalytical Systems, Inc., and the Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended September 30, 2002).

10.11
General Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended September 30, 2002).

10.12
Trademark Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended September 30, 2002).

10.13
Patent Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended September 30, 2002).

10.14
Promissory Note by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 related to loan in the amount of $6,000,000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended September 30, 2002).

10.15	Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended September 30, 2002).

10.16
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended September 30, 2002).

10.17
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended September 30, 2002).

10.18
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended September 30, 2002).

10.19
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended September 30, 2002).

10.20
Secured Convertible Revolving Note, dated November 14, 2002, payable by PharmaKinetics Laboratories, Inc. to Bioanalytical Systems, Inc. in the original principal amount of up to $925,000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 21, 2002).

10.21
Master Equipment Lease by and between Fifth Third Bank, Indiana (Central) and Bioanalytical Systems, Inc. dated November 15, 2002 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended September 30, 2002).

–  15  –

(11)	11.1+	Statement Regarding Computation of Per Share Earnings.

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.3+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+ Filed with this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K Form 8-K filed October 25, 2002, reporting under Item 5 “Other Events”. Form 8-K filed November 22, 2002, reporting under Item 5 “Other Events”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/ PETER T. KISSINGER
        Peter T. Kissinger
        President and Chief Executive Officer

Date:  February 14, 2003

By:  /s/ DOUGLAS P. WIETEN
        Douglas P. Wieten
        Vice President-Finance, Chief Financial Officer, and Treasurer
        (Principal Financial and Accounting Officer)

Date:  February 14, 2003

–  16  –

CERTIFICATIONS

I, Peter T. Kissinger, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bioanalytical Systems, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Peter T. Kissinger Peter T. Kissinger President and Chief Executive Officer

–  17  –

I, Douglas P. Wieten, Vice President, Chief Financial Officer and Treasurer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bioanalytical Systems, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based upon my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Douglas P. Wieten Douglas P. Wieten Vice President, Chief Financial Officer and Treasurer

–  18  –