Form 10-Q
period 2003-03-31
BIOANALYTICAL SYSTEMS INC
filed 2003-05-20
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

         As of April 30, 2003, 4,602,603 Common Shares of the registrant were outstanding.

–  1  –

PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of
	March 31, 2003 and September 30, 2002	3

	Consolidated Statements of Operations for the
	Three Months and Six Months ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders	16

Item 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	20

–  2  –

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2003 (Unaudited)	September 30, 2002*
ASSETS
Current assets:
Cash and cash equivalents	$889	$826
Accounts receivable
Trade	4,622	3,699
Grants	63	116
Unbilled revenues and other	607	739
Inventories	2,415	2,624
Deferred income taxes	455	455
Refundable income taxes	125	52
Prepaid expenses	370	283

Total current assets	9,546	8,794
Property and equipment:
Land and improvements	501	496
Buildings and improvements	18,158	14,476
Machinery and equipment	13,196	13,363
Office furniture and fixtures	1,133	1,114
Construction in process	1,475	2,359

Total property and equipment	34,463	31,808
Less accumulated depreciation	(10,043)	(8,984)

Net property and equipment	24,420	22,824
Goodwill, less accumulated amortization of $360	2,235	884
Other assets	1,620	961
Debt issue costs	460	---

Total assets	$38,281	$33,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,961	$2,459
Income taxes payable	14	42
Accrued expenses	735	753
Customer advances	1,202	1,285
Revolving line of credit	3,148	3,750
Current portion of capital lease obligation	236	1,138
Current portion of long-term debt	396	278

Total current liabilities	7,692	9,705

–  3  –

	March 31, 2003 (Unaudited)	September 30, 2002*
Capital lease obligation, less current portion	28	124
Construction line of credit	3,179	---
Long-term debt, less current portion	5,027	3,124
Subordinated debt, long-term	1,754	---
Deferred income taxes	1,556	1,612
Shareholders' equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	---	---
Common Shares:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,602,603 and 4,578,516	1,020	1,014
Additional paid-in capital	10,554	10,521
Retained earnings	7,519	7,411
Accumulated other comprehensive loss	(48)	(48)

Total shareholders' equity	19,045	18,898

Total liabilities and shareholders' equity	$38,281	$33,463

See accompanying notes to consolidated financial statements.

* The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

–  4  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002

Service revenue	$4,564	$4,247	$9,096	$7,816
Product revenue	2,386	3,138	4,828	5,592

Total revenue	6,950	7,385	13,924	13,408

Cost of service revenue	3,721	2,793	6,976	5,413
Cost of product revenue	972	1,445	2,006	2,292

Total cost of revenue	4,693	4,238	8,982	7,705

Gross profit	2,257	3,147	4,942	5,703

Operating expenses:
Selling	884	876	1,642	1,654
Research and development	323	389	691	712
General and administrative	1,197	1,087	2,287	2,105

Total operating expenses	2,404	2,352	4,620	4,471

Operating income (loss)	(147)	795	322	1,232

Interest income	1	(4)	2	2
Interest expense	(138)	(56)	(248)	(115)
Other income	30	16	59	52
Gain (loss) on sale of property and equipment	(5)	(5)	32	(13)

Income (loss) before income taxes	(259)	746	167	1,158
Income taxes (benefit)	(92)	227	59	392

Net income (loss)	$(167)	$519	$108	$766

Basic and diluted net income (loss) per common
share and common equivalent share	$(.04)	$.11	$.02	$.17

Basic weighted average common shares outstanding	4,601,068	4,577,490	4,589,930	4,564,620

Diluted weighted average common and common
equivalent shares outstanding	4,601,068	4,622,462	4,619,025	4,622,914

See accompanying notes to consolidated financial statements.

–  5  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Operating activities:
Net income	$108	$766
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
Depreciation and amortization	1,155	966
Loss (gain) on sale of property and equipment	(32)	12
Deferred income taxes	(124)	336
Changes in operating assets and liabilities:
Accounts receivable	(234)	(1,052)
Inventories	208	(316)
Prepaid expenses and other assets	86	(160)
Accounts payable	(592)	(972)
Income taxes payable	(101)	(83)
Accrued expenses	(137)	(54)
Customer advances	(83)	(162)

Net cash provided (used) by operating activities	254	(719)
Investing activities:
Deposit on purchase of building	---	(250)
Capital expenditures	(3,217)	(1,227)
Proceeds from sale of property and equipment	892	---
Payments for purchase of net assets
from LC Resources, Inc. net of cash acquired	(163)	---
Loans to PharmaKinectics Laboratories, Inc.	(517)	---
Deferred acquisition costs for PharmaKinectics Laboratories, Inc.	(239)	---

Net cash used by investing activities	(3,244)	(1,477)
Financing activities:
Borrowings on line of credit	3,826	2,483
Payments on line of credit	(4,428)	(70)
Borrowings on construction line of credit	3,179	---
Payments on capital lease obligations	(998)	(129)
Borrowings of long-term debt	5,410	---
Payments of debt issue costs	(460)	---
Payments of long-term debt	(3,515)	(117)
Net proceeds from the exercise of stock options	39	13

Net cash provided by financing activities	3,053	2,180
Effects of exchange rate changes	---	23

Net increase in cash and cash equivalents	63	7
Cash and cash equivalents at beginning of period	826	374

Cash and cash equivalents at end of period	$889	$381

See accompanying notes to consolidated financial statements.

–  6  –

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

(2)    INTERIM FINANCIAL STATEMENT PRESENTATION AND STOCK BASED COMPENSATION

The accompanying interim financial statements are unaudited and have been prepared by BASi pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2002. In the opinion of management, the consolidated financial statements for the six months ended March 31, 2003 and 2002 include all adjustments, consisting only of normal and recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The results of operations for the six months ended March 31, 2003 are not necessarily indicative of the results for the year ending September 30, 2003.

At March 31, 2003, BASi had four stock-based employee compensation plans, which are described more fully in Note 8 of the annual report of BASi on Form 10-K for the year ended September 30, 2002, BASi accounts for these plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in the net income of BASi, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if BASi had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Net income (loss) as reported	$(167)	$519	$108	$766
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	5	5	10	10
Pro forma net income (loss)	$(172)	$514	$98	$756
Earnings (loss) per share:
Basic and diluted - as reported	$(.04)	$.11	$.02	$.17
Basic and diluted - pro forma	$(.04)	$.11	$.02	$.17

(3)    NEW ACCOUNTING PRONOUNCEMENTS

As of October 1, 2002, BASi adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Pursuant to the provisions of SFAS No. 142 BASi stopped amortizing goodwill as of October 1, 2002 and will perform an impairment test on its goodwill at least annually. During the second quarter of 2003, BASi completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of BASi's reporting units to their carrying values including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what BASi considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, BASi determined that no goodwill impairment existed at October 1, 2002.

In addition to performing the required transitional impairment test on BASi’s goodwill, SFAS No. 142 required BASi to reassess the expected useful lives of existing intangible assets including patents and licenses for which the useful life is determinable. (See note 7 for cost and accumulated amortization). BASi incurred no impairment charges as a result of SFAS No. 142 for intangibles with determinable useful lives which are subject to amortization.

–  7  –

The following table shows BASi’s 2002 results presented on a comparable basis to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Net income (loss) - as reported	$(167)	$519	$108	$766
Goodwill amortization	---	13	---	27

Net income (loss) - as adjusted	$(167)	$532	$108	$793

Basic and diluted per share:
Net income (loss) - as reported	$(.04)	$.11	$.02	$.17
Goodwill amortization	---	---	---	.01

Net income (loss) - as adjusted	$(.04)	$.11	$.02	$.18

The sum of the net income per common share may not equal the annual net income per share due to interim quarter rounding.

Effective January 1, 2003, BASi adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications BASi issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on BASi’s financial position or results of operations during the second quarter.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. As BASi does not have variable interest entities, it is not expected that the adoption of FIN 46 will have a material impact its financial position or results of operations.

(4)    ACQUISITION

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,500,000, subject to adjustment for certain changes in net tangible assets of LCR. Based on BASi’s preliminary review of LCR’s net tangible assets, the purchase price has been adjusted to approximately $2,000,000. BASi paid cash of $176,000, including acquisition costs, at closing with the remainder of the purchase price to be paid through promissory notes, bearing interest at 10% per annum, and maturing on October 1, 2007. The holders of the notes will have the option to require BASi to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. These notes are subordinate to BASi's bank debt.

The acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” The preliminary purchase price has been allocated to the estimated fair values of net assets acquired based on management’s estimate. The purchase price is subject to change pending final agreement between the parties; the estimated fair values are subject to change pending the completion of management’s analysis. The excess preliminary purchase price has been allocated to goodwill in the amount of $1,351,000 and the results of operations of LCR have been included with those of BASi since the date of the acquisition. LCR has recently been renamed BASi Northwest Laboratories, Inc.

–  8  –

(5)    INVENTORIES

Inventories consisted of (in thousands):

March 31, 2003	September 30, 2002

Raw materials	$1,280	$1,347
Work in progress	359	339
Finished goods	929	1,091

	2,568	2,777
LIFO reserve	(153)	(153)

	$2,415	$2,624

(6)    DEBT

BASi has a revolving line of credit which expires September 30, 2005. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon certain financial ratios (4.25% at March 31, 2003). BASi pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit.

BASi has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate (4.25% at March 31, 2003).

BASi has a $2,250,000 construction loan with a bank which expires November 1, 2012. Proceeds from this loan will be used to fund the expansion of BASi’s facilities in West Lafayette, Indiana. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate (4.25% at March 31, 2003).

BASi has a $2,340,000 construction loan with a bank which expires May 1, 2008. Proceeds from this loan will be used to fund the expansion of BASi’s facilities in Evansville, Indiana. The loan requires interest payments only until completion of the project in Evansville, Indiana. Interest is charged at the prime rate (4.25% at March 31, 2003).

BASi has subordinated notes payable issued in connection with the acquisition of LCR (see Note 4).

(7)    SEGMENT INFORMATION

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

The following table presents required segment information:

–  9  –

(in thousands)	Three Month Ended March 31, 2003	Three Months Ended March 31, 2002	Six Months Ended March 31, 2003	Six Months Ended March 31, 2002
Operating income (loss):
Services	$(189)	$605	$193	$762
Products	42	190	129	470

Total operating income (loss)	(147)	795	322	1,232
Corporate expenses	(112)	(49)	(155)	(74)

Income (loss) before income taxes
	$(259)	$746	$167	$1,158

(in thousands)	March 31, 2003	September 30, 2002
Carrying amounts of goodwill:
Services	$1,861	$510
Products	374	374

Goodwill	$2,235	$884

(in thousands)	March 31, 2003	September 30, 2002
Carrying amounts of definite-lived intangible assets:
Products:
Patents and licenses	$320	$311
Less accumulated amortization	106	88

Patents and licenses	$214	$223

The are no intangible assets associated with the services segment.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future revenues or profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2002. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

On October 25, 2002, BASi publicly disclosed that Peter T. Kissinger, President of BASi, had stated at a meeting in Indianapolis, Indiana that management expected BASi’s estimated fiscal 2003 revenues, including anticipated revenues from pending acquisitions, to be approximately $40 million. Management no longer expects fiscal 2003 revenues to reach this level and currently expects revenues for fiscal 2003 to be approximately $30 million. Delays in the closings of two acquisitions (a merger with PharmaKinectics Laboratories, Inc. (“PKLB”) and a purchase of the outstanding shares of LC Resources, Inc. (“LCR”)) that were pending at the time of Dr. Kissinger’s statement prevented BASi from including the revenues of the target companies in its financial results, and from implementing changes in those acquired companies’ operations which management believed would increase revenues. The positive impact on LCR and PKLB’s businesses’ that management expected would occur upon announcement of the proposed merger failed to materialize.

–  10  –

A substantial amount of the anticipated increase in revenue was expected to come from changes in the businesses of LCR and PKLB that BASi intended to implement after the acquisitions were completed. While BASi has seen some improvements in LCR's business since the acquisition closed in the first quarter of fiscal 2003, management's operational changes are not providing results as rapidly as management anticipated. Moreover, the failure to complete the PKLB transaction prior to December 31, 2002, as originally anticipated, resulted in a delay in BASi’s ability to implement its business model at PKLB and a failure to realize any significant revenue benefit from the acquisition in fiscal 2003. Management continues to believe that the implementation of its business model at LCR and PKLB will result in improvements in operating results, including increases in revenue, at both companies. However, management now believes that it may have overestimated the amount of increased revenue that would be provided by the acquired companies in fiscal 2003.

Issues relating to these transactions and the refinancing of BASi’s credit facility (which was completed in the first quarter of fiscal 2003) consumed large amounts of management’s time which would otherwise have been devoted to increasing BASi’s revenues. Management’s expectation was also negatively affected by lower than expected product revenues for the first half of the year. At the time of Dr. Kissinger’s statement, management expected product revenue to grow significantly as BASi’s Culex® product gained more acceptance. Instead, product revenue declined by 13.7% in the first half of fiscal 2003 compared to the same period in fiscal 2002. Management believes the lower than expected product revenues reflect reductions and delays in research and development capital expenditures by BASi’s pharmaceutical customers due, in part, to concerns over the continuing sluggishness of the economy. Management further believes that the uncertainty created by the merger of Pfizer and Pharmacia, two of BASi’s largest customers, has delayed purchasing decisions and research and development expenditures by those customers that negatively affected BASi’s expected product sales and, to a lesser extent, service revenues in the first half of fiscal 2003. The Pfizer/Pharmacia merger closed in April 2003. In consideration of the multiple variables that must be considered when forecasting financial results, each of which can individually be difficult to estimate, BASi has determined that it will no longer provide financial guidance.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Total revenue for the three months ended March 31, 2003 decreased 5.9% to $6,950,000 from $7,385,000 for the three months ended March 31, 2002. The net decrease of $435,000 was primarily due to a decrease in product revenue to $2,386,000 for the three months ended March 31, 2003 from $3,138,000 for the three months ended March 31, 2002, primarily as a result of lower sales volume of Culex® units in the quarter ended March 31, 2003 compared to the prior year. The impact of the decrease in product revenue was softened by a $317,000 increase in service revenue from the comparable period in 2002.

Total cost of revenue for the three months ended March 31, 2003 increased 10.7% to $4,693,000 from $4,238,000 for the three months ended March 31, 2002. This increase of $455,000 was primarily due to increased costs of service revenue associated with the acquisition of LC Resources, Inc. and an increase in the costs of bioanalytical services in the United Kingdom. Costs of service revenue increased to 81.5% as a percentage of services revenue for the three months ended March 31, 2003 from 65.8% for the three months ended March 31, 2002, primarily due to increased costs associated with the acquisition of LC Resources, Inc. and an increase in the costs of bioanalytical services in the United Kingdom. Cost of product revenue decreased to 40.7% as a percentage of product revenue for the three months ended March 31, 2003 from 46.0% for the three months ended March 31, 2002, primarily due to a change in product mix.

Selling expenses for the three months ended March 31, 2003 increased 0.9% to $884,000 from $876,000 for the three months ended March 31, 2002. Selling expenses decreased $159,000 due to decreased advertising and travel expense, which was offset by $167,000 for expenses related to the early retirement of certain personnel. Research and development expenses, which are net of grant reimbursements, for the three months ended March 31, 2003 decreased 17.0% to $323,000 from $389,000 for the three months ended March 31, 2002. The decrease of $66,000 is primarily due to a reallocation of certain research and development personnel. General and administrative expenses for the three months ended March 31, 2003 increased 10.1% to $1,197,000 from $1,087,000 for the three months ended March 31, 2002, primarily as a result of increases in professional fees and outside services. As a result of the foregoing, total operating expenses increased $52,000, or 2.2%, to $2,404,000 for the three months ended March 31, 2003 from $2,352,000 for the three months ended March 31, 2002.

Other expense, net, was $112,000 in the three months ended March 31, 2003, as compared to $49,000 in the three months ended March 31, 2002, primarily as a result of increased interest expense due to increased debt.

BASi’s effective tax rate for the three months ended March 31, 2003 was 35.5% (tax benefit) compared to 30.4% (tax provision) for the three months ended March 31, 2002.

–  11  –

Six Months Ended March 31, 2003 Compared With Six Months Ended March 31, 2002

Total revenue for the six months ended March 31, 2003 increased 3.9% to $13,924,000 from $13,408,000 for the six months ended March 31, 2002. The net increase of $516,000 was primarily due to an increase in service revenue to $9,096,000 for the six months ended March 31, 2003 from $7,816,000 for the six months ended March 31, 2002, primarily as a result of an increase in bioanalytical services in the United States. The increase in service revenue was partially offset by a decline in product revenue of $764,000 from the comparable period in 2002, which was due primarily to lower sales volume of Culex units in fiscal 2003.

Total cost of revenue for the six months ended March 31, 2003 increased 16.6% to $8,982,000 from $7,705,000 for the six months ended March 31, 2002. This increase of $1,277,000 was primarily due to increased costs of service revenue related to the additional contract services provided by the bioanalytical services group. Costs of service revenue increased to 76.7% as a percentage of services revenue for the six months ended March 31, 2003 from 69.3% for the six months ended March 31, 2002, primarily due to increased costs associated with the acquisition of LC Resources, Inc. and an increase in the costs of bioanalytical services in the United Kingdom. Cost of product revenue increased to 41.5% as a percentage of product revenue for the six months ended March 31, 2003 from 41.0% for the six months ended March 31, 2002, primarily due to a change in product mix.

Selling expenses for the six months ended March 31, 2003 decreased 0.7% to $1,642,000 from $1,654,000 for the six months ended March 31, 2002. Selling expenses decreased $179,000 due to decreased advertising and travel expense. This was offset by $167,000 for expenses related to the early retirement of certain personnel. Research and development expenses, which are net of grant reimbursements, for the six months ended March 31, 2003 decreased 3.0% to $691,000 from $712,000 for the six months ended March 31, 2002. General and administrative expenses for the six months ended March 31, 2003 increased 8.6% to $2,287,000 from $2,105,000 for the six months ended March 31, 2002, primarily as a result of increases in professional fees and outside services. As a result of the foregoing, total operating expenses increased $149,000, or 3.3%, to $4,620,000 for the six months ended March 31, 2003 from $4,471,000 for the six months ended March 31, 2002.

Other expense, net, was $155,000 in the six months ended March 31, 2003, as compared to $74,000 in the six months ended March 31, 2002, primarily as a result of increased interest expense due to increased debt.

BASi’s effective tax rate for the six months ended March 31, 2003 was 35.3% compared to 33.9% for the six months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2003, BASi had cash and cash equivalents of $889,000, compared to cash and cash equivalents of $826,000 at September 30, 2002.

BASi’s net cash provided by operating activities was $254,000 for the six months ended March 31, 2003. Cash provided by operations during the six months ended March 31, 2003 consisted of net income of $108,000, non-cash charges of $999,000 and a net decrease of $853,000 in operating assets and liabilities. The most significant item affecting the change in operating assets and liabilities was a decrease in accounts payable of $592,000.

Cash used by investing activities increased to $3,244,000 for the six months ended March 31, 2003 from $1,447,000 for the six months ended March 31, 2002, primarily due to capital expenditures for construction projects in Evansville and West Lafayette, Indiana, the acquisition of LC Resources, Inc., and loans to PharmaKinetics Laboratories, Inc. Cash provided by financing activities for the six months ended March 31, 2003 was $3,053,000, due to additional borrowings on the line of credit, the construction line and increased long-term debt.

Capital Resources

Total expenditures by BASi for property and equipment were $3,217,000 and $1,227,000 for the six months ended March 31, 2003 and 2002, respectively. Expenditures made in connection with the expansion of BASi’s operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom and purchases of laboratory equipment account for the largest portions of these expenditures in each period. The capital investments relate to the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures.

–  12  –

During 2001, BASi commenced construction to expand its preclinical facilities in Evansville, Indiana. Construction of these preclinical facilities was completed during the quarter ended March 31, 2003. During 2002, BASi began expanding its facilities in West Lafayette, Indiana. Construction on the West Lafayette facilities is expected to have a total cost of $4,000,000. BASi obtained bank financing for each of these construction projects.

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,500,000, subject to adjustment for certain changes in net tangible assets of LCR. Based on BASi's preliminary review of LCR's net tangible assets, the purchase price has been adjusted to approximately $2,000,000. BASi paid cash of $176,000, including acquisition costs, at closing with the remainder of the purchase price to be paid through promissory notes, bearing interest at 10% per annum, and maturing on October 1, 2007. The holders of the notes will have the option to require BASi to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. These notes are subordinate to BASi’s bank debt.

On June 20, 2002, BASi and PharmaKinetics Laboratories, Inc. (“PKLB”) entered into a merger agreement that will result in PKLB becoming a wholly-owned subsidiary of BASi. In connection with the merger, BASi will issue 6% Subordinated Convertible Notes in an aggregate principal amount of approximately $4,000,000 to the holders of PKLB Class A Convertible Preferred shares. No principal payments will be due on these notes until 2008. No interest will be paid on the notes for one year after the date of issuance. The notes are convertible into BASi common shares at the option of the holder at any time after the first anniversary of the date of issuance at a price of $16.00 per share.

Between June, 2002 and March, 2003, BASi loaned PKLB a total of $925,000 for working capital purposes. On November 14, 2002, PKLB executed a Secured Convertible Revolving Note in the principal amount of up to $925,000 payable to BASi to replace the existing notes payable to BASi and to allow PKLB to borrow additional amounts to cover short-term operating requirements. The note issued to BASi carries an annual interest rate of 8%, and all principal and accrued interest is due and payable on June 30, 2003. The outstanding principal amount of the note to BASi is convertible by BASi at any time into PKLB common stock at a price of $0.1585 per common share, which price represents the average of the closing prices for PKLB’s common shares as reported by NASDAQ for the twenty (20) trading days ended November 8, 2002. BASi intends to convert a portion of the note into PKLB common stock prior to the PKLB shareholders meeting to vote on the proposed merger. All PKLB common shares held by BASi as of the effective time of the merger will be cancelled. The note to BASi is secured by a security interest in favor of BASi in all of the assets of PKLB pursuant to a Security Agreement between PKLB, as debtor, and BASi, as secured party. PKLB Limited Partnership, a subsidiary of PKLB, guaranteed repayment of the note to BASi, pursuant to the terms of an Unconditional Guaranty dated as of November 14, 2002, and pledged certain real property located in Baltimore, Maryland to BASi as security for its guaranty pursuant to the terms of an Indemnity Deed of Trust dated as of the same date.

One of BASi’s credit agreements (discussed below) limits the amount that can be loaned to PKLB prior to the closing of the merger to the amount of the Secured Convertible Revolving Note. If the merger is consummated, BASi expects to expend additional amounts to pay trade payables and other obligations of PKLB and to fund PKLB’s continuing operations. BASi intends to fund these expenses using cash from operations and borrowings under its line of credit. BASi’s credit agreement also requires BASi to sell the Baltimore, Maryland real property within 180 days following its acquisition of PKLB. BASi intends to use the net proceeds from the sale to pay down the line of credit. BASi management believes that the sale of the building will enable it to fund PKLB operations until such time as the cash flow generated from those operations becomes adequate to support the operations.

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

–  13  –

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

Liquidity

BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at March 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands).

	Payments due for fiscal years ending September 30:
	2003	2004-2005	2006-2007	After 2007	Total
Mortgage note payable	$271	$552	$552	$3,991	$5,366
Subordinated debt	75	---	---	1,804	1,879
Capital lease obligations	265	69	---	---	334
Operating leases	474	617	432	36	1,559

	$1,085	$1,238	$984	$5,831	$9,138

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

During the first quarter of fiscal 2003, BASi borrowed additional funds to continue construction on its West Lafayette expansion project. In order to better assure compliance with the covenants in the credit agreement, construction on this project was delayed until May of 2003. The commencement of construction will require BASi to incur additional indebtedness. BASi has formulated and begun to implement a plan to reduce debt and improve its cash flow to better enable it to satisfy the credit agreement covenants in the future. The plan includes, but is not limited to, the sale of real estate assets in West Lafayette. BASi believes that delaying construction of the West Lafayette project reduced pressure on cash flow. By halting construction until recently, BASi has been able to maintain leverage at current, acceptable levels, although delaying the construction project also resulted in a delay in the income expected from the facility. Furthermore, delaying construction also allowed BASi to defer hiring the additional employees necessary to staff the new facility. BASi has also begun to implement headcount reductions and other cost saving measures at its West Lafayette facility. BASi has reduced headcount by electing not to replace certain terminated employees and by reducing the hours of several formerly full-time employees. As an additional cost saving measure, all salaries have been frozen indefinitely and certain employees have elected to take temporary pay cuts. BASi has also implemented capital expenditure reductions and has limited the amount of business travel made by employees. BASi believes continued compliance with loan covenants will be achieved.

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

–  14  –

Based on its current business activities, BASi believes cash generated from its operations, amounts available under its existing bank line of credit and credit facility, and the proposed action plan will be sufficient to fund BASi’s short and long-term working capital and capital expenditure requirements for the foreseeable future and through September 30, 2003.

Inflation

BASi believes that inflation has not had a material adverse effect on its business, operations or financial condition.

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

–  15  –

PART II — OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 20, 2003, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The following matters were voted on at the meeting:

MATTER:	VOTES CAST FOR:	VOTES CAST AGAINST OR WITHHELD:(1)

Election of the directors of BASi: Peter T. Kissinger, Ph.D.	4,051,517	193,346
Ronald E. Shoup, Ph.D.	4,075,800	169,063
Candice B. Kissinger	4,093,300	151,563
William E. Baitinger	4,222,500	22,363
John A. Kraeutler	4,052,588	192,275
W. Leigh Thompson, Ph.D.	4,094,505	150,358

Amendment of the BASi 1997 Employee Incentive Stock Option Plan to increase the number of shares available for the grant of options	2,714,038	539,394

Approval of the BASi 1997 Outside Director Stock Option Plan, as recently amended	2,665,830	539,758

Ratification of the selection by the Board of Directors of Ernst & Young LLP as independent auditors for BASi for the fiscal year ending September 30, 2003	4,231,454	13,409

(1)    Includes abstentions and broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

–  16  –

Number assigned in Regulation S-K Item 601	Description of Exhibits

(2)	2.1
Agreement and Plan of Merger, dated June 20, 2002, among Bioanalytical Systems, Inc., PI Acquisition Corp. and PharmaKinetics Laboratories Inc., amended and restated to give effect to Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2002 (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, Registration No. 333-99593).

2.2
Second Amendment, dated November 21, 2002, to the Agreement and Plan of Merger by and among PharmaKinetics Laboratories, Inc., Bioanalytical Systems, Inc. and PI Acquisition Corp., dated as of June 20, 2002, as amended by a First Amendment, dated as of July 24, 2002 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2002).

2.3
Amendment No. 3 to the Agreement and Plan of Merger dated as of November 21, 2002, by and among PharmaKinetics Laboratories, Inc., Bioanalytical Systems, Inc. and PI Acquisition Corp., dated as of April 15, 2003 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 16, 2003).

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

–  17  –

10.8
Credit Agreement by and between Bioanalytical Systems, Inc., and the Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended September 30, 2002).

10.9
General Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended September 30, 2002).

10.10
Trademark Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended September 30, 2002).

10.11
Patent Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended September 30, 2002).

10.12
Promissory Note by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 related to loan in the amount of $6,000,000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended September 30, 2002).

10.13	Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended September 30, 2002).

10.14
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.16 to Form 10-K for the year ended September 30, 2002).

10.15
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.17 to Form 10-K for the year ended September 30, 2002).

10.16
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended September 30, 2002).

10.17
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.19 to Form 10-K for the year ended September 30, 2002).

10.18
Amended and Restated Secured Convertible Revolving Note, dated April 30, 2003, payable by PharmaKinetics Laboratories, Inc. to Bioanalytical Systems, Inc. in the original principal amount of up to $925,000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed May 1, 2003).

10.19
Master Equipment Lease by and between Fifth Third Bank, Indiana (Central) and Bioanalytical Systems, Inc. dated November 15, 2002 (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended September 30, 2002).

(11)	11.1+	Statement Regarding Computation of Per Share Earnings.

–  18  –

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

99.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.3+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

+ Filed with this Quarterly Report on Form 10-Q.

(b)        Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ending March 31, 2003.

–  19  –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/ Peter T. Kissinger
Peter T. Kissinger
President and Chief Executive Officer

Date:  May 20, 2003

By:  /s/ Douglas P. Wieten
Douglas P. Wieten
Vice President-Finance, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Date:  May 20, 2003

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

–  20  –

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

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

3.
Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

–  21  –

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Douglas P. Wieten Douglas P. Wieten Vice President, Chief Financial Officer and Treasurer

–  22  –