Form 10-Q
period 2003-06-30
BIOANALYTICAL SYSTEMS INC
filed 2003-08-19
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

         As of August 19, 2003, 4,631,460 Common Shares of the registrant were outstanding.

–  1  –

PAGE
NUMBER

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited):

	Consolidated Balance Sheets as of
	June 30, 2003 and September 30, 2002	3

	Consolidated Statements of Operations for the
	Three Months and Nine Months ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

	SIGNATURES	20

–  2  –

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003 (Unaudited)	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$972	$826
Accounts receivable
Trade	4,374	3,699
Grants	14	116
Unbilled revenues and other	456	739
Inventories	2,418	2,624
Deferred income taxes	455	455
Refundable income taxes	117	52
Prepaid expenses	365	283

Total current assets	9,171	8,794
Property and equipment:
Land and improvements	486	496
Buildings and improvements	24,200	14,476
Machinery and equipment	14,237	13,363
Office furniture and fixtures	1,144	1,114
Construction in process	1,564	2,359

Total property and equipment	41,631	31,808
Less accumulated depreciation	(10,719)	(8,984)

Net property and equipment	30,912	22,824
Goodwill, less accumulated amortization of $360	3,766	884
Intangible and other assets	240	961
Debt issue costs	446	---

Total assets	$44,535	$33,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,529	$2,459
Income taxes payable	15	42
Accrued expenses	1,171	753
Customer advances	1,601	1,285
Revolving line of credit	1,620	3,750
Current portion of capital lease obligation	188	1,138
Current portion of long-term debt	428	278

Total current liabilities	8,552	9,705
Capital lease obligation, less current portion	3	124
Construction line of credit	1,139	---
Long-term debt, less current portion	7,056	3,124
Subordinated debt, long-term	5,754	---
Deferred income taxes	1,922	1,612
Shareholders' equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	---	---
Common Shares:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,831,460 and
4,578,516	1,168	1,014
Additional paid-in capital	11,472	10,521
Retained earnings	7,873	7,411
Accumulated other comprehensive loss	(54)	(48)

Total shareholders' equity	20,009	18,898

Total liabilities and shareholders' equity	$44,535	$33,463

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Preferred Shares		Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity

Balance at September 30, 2002	$	---	$1,014	$10,521	$7,411	$(48)	$18,898
Comprehensive income (loss)
Net income		---	---	---	275	---	275
Other comprehensive loss:
Foreign currency
translation adjustments		---	---	---	---	(1)	(1)
Total comprehensive income							274

Exercise of stock options		---	3	16	---	---	19
Balance at December 31, 2002		---	1,017	10,537	7,686	(49)	19,191
Comprehensive income (loss)
Net income		---	---	---	(166)	---	(167)
Other comprehensive loss:
Foreign currency
translation adjustments		---	---	---	---	1	1
Total comprehensive income							(166)
Exercise of stock options		---	3	17	---	---	20
Balance at March 31, 2003		---	1,020	10,554	7,519	(48)	19,045
Total comprehensive income					---		---
Net income		---	---	---	334	---	354
Other comprehensive loss:
Foreign currency
translation adjustments						(6)	(6)
Total comprehensive income							349
Issuance of new shares		---	248	918	---	---	1,166
Balance at June 30, 2003		---	1,268	11,472	7,873	(54)	20,559

See accompanying notes

.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Service revenue	$5,643	$4,086	$14,739	$11,902
Product revenue	2,231	2,490	7,059	8,082

Total revenue	7,874	6,576	21,798	19,984

Cost of service revenue	3,864	3,050	10,840	8,463
Cost of product revenue	858	1,034	2,864	3,326

Total cost of revenue	4,722	4,084	13,704	11,789

Gross profit	3,152	2,492	8,094	8,195

Operating expenses:
Selling	557	621	2,199	2,275
Research and development	305	393	996	1,105
General and administrative	1,436	1,170	3,723	3,275

Total operating expenses	2,298	2,184	6,918	6,655

Operating income	854	308	1,176	1,540

Interest income	1	---	3	2
Interest expense	(148)	(62)	(396)	(177)
Other income	20	13	79	65
Gain (loss) on sale of property and equipment	49	-	81	(13)

Income before income taxes	776	259	943	1,417
Income taxes (benefit)	422	(22)	481	370

Net income	$354	$281	$462	$1,047

Basic and diluted net income per common share and
common equivalent share	$.08	$.06	$.10	$.23
Basic weighted average common shares outstanding
	4,605,118	4,578,261	4,594,993	4,575,146
Diluted weighted average common and common
equivalent shares outstanding	4,608,541	4,614,622	4,615,530	4,620,150

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Operating activities:
Net income	$462	$1,047
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,783	1,478
Loss (gain) on sale of property and equipment	(81)	13
Deferred income taxes	242	293
Changes in operating assets and liabilities:
Accounts receivable	605	(257)
Inventories	255	(321)
Prepaid expenses and other assets	153	(165)
Accounts payable	(476)	(295)
Income taxes payable	(92)	(273)
Accrued expenses	1	(455)
Customer advances	(141)	(842)

Net cash provided (used) by operating activities	2,711	(223)
Investing activities:
Capital expenditures	(4,077)	(3,786)
Proceeds from sale of property and equipment	1,023	---
Payments for purchase of net assets from LC Resources, Inc. net
of cash acquired	(163)	---
Payments for purchase of net assets from Pharmakinetics Laboraties,
Inc. net of cash acquired	(816)	---

Net cash used by investing activities	(4,033)	(3,786)
Financing activities:
Borrowings on line of credit	3,826	3,774
Payments on line of credit	(5,955)	(707)
Borrowings on construction line of credit	3,343	---
Payments on capital lease obligations	(1,071)	(175)
Borrowings of long-term debt	5,410	680
Payments of debt issue costs	(460)	---
Payments of long-term debt	(3,658)	(183)
Net proceeds from the exercise of stock options	39	17

Net cash provided by financing activities	1,474	3,406
Effects of exchange rate changes	(6)	(8)

Net increase (decrease) in cash and cash equivalents	146	(165)
Cash and cash equivalents at beginning of period	826	374

Cash and cash equivalents at end of period	$972	$209

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    DESCRIPTION OF THE BUSINESS

Bioanalytical Systems, Inc. and its subsidiaries (“BASi”) engage in drug development services, consulting and research related to analytical chemistry and chemical instrumentation. BASi also manufactures and markets scientific instruments for use in the determination of trace amounts of organic compounds in biological, environmental and industrial materials. BASi also sells its equipment and software for use in industrial, government and academic laboratories. BASi customers are located throughout the world.

(2)    INTERIM FINANCIAL STATEMENT PRESENTATION AND STOCK BASED COMPENSATION

The accompanying interim financial statements are unaudited and have been prepared by BASi pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2002. In the opinion of management, the consolidated financial statements for the nine months ended June 30, 2003 and 2002 include all adjustments, consisting only of normal and recurring adjustments, which are necessary for a fair presentation of the results of the interim periods. The results of operations for the nine months ended June 30, 2003 are not necessarily indicative of the results for the year ending September 30, 2003.

At June 30, 2003, BASi had four stock-based employee compensation plans, which are described more fully in Note 8 of the annual report of BASi on Form 10-K for the year ended September 30, 2002. BASi accounts for these plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in the net income of BASi, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if BASi had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

(in thousands, except per share data)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Net income as reported	$354	$281	$462	$1047
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	5	5	15	15
Pro forma net income	$349	$276	$447	$1032
Earnings per share:
Basic and diluted - as reported	$.08	$.06	$.10	$.23
Basic and diluted - pro forma	$.08	$.06	$.10	$.23

(3)    NEW ACCOUNTING PRONOUNCEMENTS

As of October 1, 2002, BASi adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Pursuant to the provisions of SFAS No. 142 BASi stopped amortizing goodwill as of October 1, 2002 and will perform an impairment test on its goodwill at least annually. During the second quarter of 2003, BASi completed the transitional impairment test required under SFAS No. 142. The initial step of the impairment test was to identify potential goodwill impairment by comparing the fair value of BASi’s reporting units to their carrying values, including the applicable goodwill. These fair values were determined by calculating the discounted free cash flow expected to be generated by each reporting unit taking into account what BASi considers to be the appropriate industry and market rate assumptions. If the carrying value exceeded the fair value, then a second step was performed, which compared the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. As a result of the initial transitional impairment test, BASi determined that no goodwill impairment existed at October 1, 2002.

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

The following table shows BASi’s 2002 results presented on a comparable basis to the 2003 results, adjusted to exclude amortization expense related to goodwill (in thousands, except per share data):

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003		Nine Months Ended June 30, 2002
Net income - as reported		$354	$281		$462	$1,047
Goodwill amortization		---	26		---	53

Net income - as adjusted		$354	$307		$462	$1,100

Basic and diluted per share:
Net income - as reported		$.08	$.06		$.10	$.23
Goodwill amortization	$	---	$.01	$	---	$.01

Net income - as adjusted		$.08	$.07		$.10	$.24

The sum of the net income per common share may not equal the annual net income per share due to interim quarter rounding.

Effective January 1, 2003, BASi adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications BASi issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on BASi’s financial position or results of operations during the third quarter.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Based on its preliminary review of its interests in other entities, BASi does not expect that the adoption of FIN 46 will have a material impact its financial position or results of operations.

(4)    ACQUISITIONS

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,000,000 in cash and subordinated notes. BASi paid cash of $176,000, including acquisition costs, at closing and issued subordinated notes in the principal amount of $2,250,000. Following an adjustment in the purchase price required by the terms of the acquisition agreement, the principal amount of the notes was adjusted (as of the closing date) to $1,800,000, and BASi paid the sellers an additional $75,000 in cash. The notes bear interest at 10% per annum, and maturing on October 1, 2007. The holders of the notes will have the option to require BASi to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. Holders of $1,258,650 in aggregate principal amount of these notes have notified BASi that they will require payments of 20% of the outstanding principal of their notes plus accrued interest on October 1, 2003. These notes are subordinate to BASi’s bank debt.

The acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price has been allocated to the estimated fair values of net assets acquired based on management’s estimate. The allocation of the purchase price is preliminary and subject to change pending the completion of management's analysis, including an assessment of the fair value of LCR owned properties and of any identifiable intangible assets required to be accounted for apart from goodwill. The excess preliminary purchase price has been allocated to goodwill in the amount of $1,351,000 and the results of operations of LCR have been included with those of BASi since the date of the acquisition. LCR has recently been renamed BASi Northwest Laboratories, Inc.

On May 26, 2003, Pharmakinetics Laboratories, Inc. (“PKLB”) became a majority owned subsidiary through the conversion of $791,000 in convertible notes receivable to 4,992,300 shares of PKLB common stock, representing a 67% interest. On June 30, 2003, BASi completed its acquisition of PKLB through the exchange of approximately 228,857 shares of BASi common stock valued at $1,179,000 for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4,000,000 of 6% convertible notes due 2009 (“6% Notes”) for all of PKLB’s Class A redeemable preferred stock. The 6% Notes do not bear interest for the first year after their date of issuance and are convertible at any time after the first anniversary of the date of issuance into approximately 249,990 shares of BASi common stock. BASi paid cash aggregating $1,505,000, representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

PKLB, a public company based in Baltimore, Maryland, provides clinical research and development services to the pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. PKLB has been renamed BASi Baltimore, Inc. The acquisition was accounted for using the purchase method of accounting as required by SFAS No. 141, “Business Combinations.” The purchase price has been allocated to the estimated fair values of net assets acquired based on management’s estimate. The allocation of the purchase price is preliminary and subject to change pending the completion of management’s analysis, including an assessment of the fair value of PKLB owned properties and of any identifiable intangible assets required to be accounted for apart from goodwill. The purchase price has been allocated (preliminary) as follows:

Current assets	$626
Property and equipment	6,321
Goodwill	1,944

Total assets	8,891
Liabilities	2,206

$6,685

The results of operations of PKLB have been included with those of BASi since May 26, 2003. Pro forma revenue, net income (loss) and income (loss) per share information is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenue	$8,536	$7,545	$24,510	$24,600
Net income (loss)	$18	$(489)	$(902)	$36
Earnings (loss) per share:
Basic and diluted	$.00	$(.10)	$(.19)	$.01

(5)    INVENTORIES

Inventories consisted of (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$1,281	$1,347
Work in progress	360	339
Finished goods	930	1,091
	2,571	2,777
LIFO reserve	(153)	(153)

	$2,418	$2,624

(6)    DEBT

BASi has a revolving line of credit which expires September 30, 2005. The maximum amount available under the terms of the agreement is $6,000,000, with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon certain financial ratios (4.00% at June 30, 2003). BASi pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit.

BASi has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate (4.00% at June 30, 2003).

BASi has a $2,250,000 construction loan with a bank which expires November 1, 2012. Proceeds from this loan will be used to fund the expansion of BASi’s facilities in West Lafayette, Indiana. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate (4.00% at June 30, 2003).

BASi had a $2,340,000 construction loan with a bank. BASi utilized $2,221,000 of the amount available which was converted to a term loan effective April 1, 2003. Proceeds from this loan were used to fund the expansion of BASi’s facilities in Evansville, Indiana. The loan requires 60 monthly principal and interest payments of $16,712 with the balance to be paid on April 1, 2008. Interest is charged at the prime rate (4.00% at June 30, 2003).

BASi has $5,754,000 in subordinated notes payable issued in connection with the acquisitions of LCR and PKLB (see Note 4).

(7)    SEGMENT INFORMATION

BASi operates in two principal segments – analytical services and analytical products. BASi’s analytical services unit provides drug development support on a contract basis directly to pharmaceutical companies. BASi’s products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. BASi evaluates performance and allocates resources based on these segments.

The following table presents required segment information:

(in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Operating income:
Services	$546	$123	$739	$885
Products	308	185	437	655

Total operating income	854	308	1,176	1,540
Corporate expenses	(78)	(49)	(233)	(123)

Income before income taxes
	$776	$259	$943	$1,417

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of goodwill:
Services	$3,842	$510
Products	374	374

Goodwill	$4,216	$884

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of definite-lived intangible assets
Products:
Patents and licenses	$320	$311
Less accumulated amortization	116	88

Patents and licenses	$204	$223

The are no intangible assets associated with the services segment.

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of identifiable assets
Services	$30,675	$22,255
Products	14,310	11,208

Total assets	$44,985	$33,463

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Total revenue for the three months ended June 30, 2003 increased 19.7% to $7,874,000 from $6,576,000 for the three months ended June 30, 2002. The net increase of $1,298,000 was primarily due to an increase in service revenue to $5,643,000 for the three months ended June 30, 2003 from $4,086,000 for the three months ended June 30, 2002, primarily as a result of the operation of LC Resources, Inc. The impact of the increase in service revenue was partially offset by a $259,000 decrease in product revenue from the comparable period in 2002.

Total cost of revenue for the three months ended June 30, 2003 increased 15.6% to $4,722,000 from $4,084,000 for the three months ended June 30, 2002. This increase of $638,000 was primarily due to increased costs of service revenue associated with the operation of LC Resources, Inc. and an increase in the costs of bioanalytical services in the United Kingdom. Costs of service revenue decreased to 68.5% of service revenue for the three months ended June 30, 2003 from 74.6% for the three months ended June 30, 2002, primarily due to increased revenue associated with the acquisition of LC Resources, Inc. and an increase in the revenue of bioanalytical services in the United States. Cost of product revenue decreased to 38.5% of product revenue for the three months ended June 30, 2003 from 41.5% for the three months ended June 30, 2002, primarily due to a change in product mix.

Selling expenses for the three months ended June 30, 2003 decreased 10.3% to $557,000 from $621,000 for the three months ended June 30, 2002. Selling expenses decreased $64,000 due to decreased advertising expense, and the relocation of the United Kingdom instrument sales office. Research and development expenses, which are net of grant reimbursements, for the three months ended June 30, 2003 decreased 22.4% to $305,000 from $393,000 for the three months ended June 30, 2002. The decrease of $88,000 is primarily due to a reallocation of certain research and development personnel. General and administrative expenses for the three months ended June 30, 2003 increased 22.7% to $1,436,000 from $1,170,000 for the three months ended June 30, 2002, primarily as a result of increases in professional fees and outside services. As a result of the foregoing, total operating expenses increased $114,000, or 5.2%, to $2,298,000 for the three months ended June 30, 2003 from $2,184,000 for the three months ended June 30, 2002.

Other expense, net, was $78,000 in the three months ended June 30, 2003, as compared to $49,000 in the three months ended June 30, 2002, primarily as a result of increased interest expense due to increased debt.

BASi’s effective tax rate for the three months ended June 30, 2003 was 54.4% compared to 8.5% (tax benefit) for the three months ended June 30, 2002. In the third quarter, BASi changed its estimated annual effective tax rate from 35% to 51% due to the impact of nondeductible foreign losses. The effect of this change resulted in an increase in income tax expense of $150,000 ($0.03 per share) for the three months ended June 30, 2003.

Nine Months Ended June 30, 2003 Compared With Nine Months Ended June 30, 2002

Total revenue for the nine months ended June 30, 2003 increased 9.1% to $21,798,000 from $19,984,000 for the nine months ended June 30, 2002. The net increase of $1,814,000 was primarily due to an increase in service revenue to $14,739,000 for the nine months ended June 30, 2003 from $11,902,000 for the nine months ended June 30, 2002, primarily as a result of an increase in bioanalytical services in the United States. The increase in service revenue was partially offset by a decline in product revenue of $1,023,000 from the comparable period in 2002, which was due primarily to lower sales volume of Culex units in fiscal 2003.

Total cost of revenue for the nine months ended June 30, 2003 increased 16.2% to $13,704,000 from $11,789,000 for the nine months ended June 30, 2002. This increase of $1,915,000 was primarily due to increased costs of service revenue related to the additional contract services provided by the bioanalytical services group. Costs of service revenue increased to 73.5% of services revenue for the nine months ended June 30, 2003 from 71.1% for the nine months ended June 30, 2002, primarily due to increased costs associated with the operation of LC Resources, Inc. and an increase in the costs of bioanalytical services in the United Kingdom. Cost of product revenue decreased to 40.6% of product revenue for the nine months ended June 30, 2003 from 41.2% for the nine months ended June 30, 2002, primarily due to a change in product mix.

Selling expenses for the nine months ended June 30, 2003 decreased 3.3% to $2,199,000 from $2,275,000 for the nine months ended June 30, 2002. Selling expenses decreased $76,000 due to decreased advertising and the relocation of the UK instrument sales office. Research and development expenses, which are net of grant reimbursements, for the nine months ended June 30, 2003 decreased 9.9% to $996,000 from $1,105,000 for the nine months ended June 30, 2002. General and administrative expenses for the nine months ended June 30, 2003 increased 13.7% to $3,723,000 from $3,275,000 for the nine months ended June 30, 2002, primarily as a result of increases in professional fees and outside services. As a result of the foregoing, total operating expenses increased $263,000, or 4.0%, to $6,918,000 for the nine months ended June 30, 2003 from $6,655,000 for the nine months ended June 30, 2002.

Other expense, net, was $233,000 in the nine months ended June 30, 2003, as compared to $123,000 in the nine months ended June 30, 2002, primarily as a result of increased interest expense due to increased debt.

BASi’s effective tax rate for the nine months ended June 30, 2003 was 51.0% compared to 26.1% for the nine months ended June 30, 2002. In the third quarter, BASi changed its estimated annual effective tax rate from 35% to 51% due to the impact of nondeductible foreign losses. The effect of this change resulted in an increase in income tax expense of $150,000 ($0.03 per share) for the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2003, BASi had cash and cash equivalents of $972,000, compared to cash and cash equivalents of $826,000 at September 30, 2002.

BASi’s net cash provided by operating activities was $2,711,000 for the nine months ended June 30, 2003. Cash provided by operations during the nine months ended June 30, 2003 consisted of net income of $462,000, non-cash charges of $1,944,000 and a net increase of $305,000 in operating assets and liabilities. The most significant item affecting the change in operating assets and liabilities was a decrease in accounts receivable of $605,000.

Cash used by investing activities decreased to $3,690,000 for the nine months ended June 30, 2003 from $3,786,000 for the nine months ended June 30, 2002, primarily due to the acquisition of LC Resources, Inc. and PharmaKinetics Laboratories, Inc. Cash provided by financing activities for the nine months ended June 30, 2003 was $1,549,000, due to additional borrowings on the line of credit, the construction line and increased long-term debt.

Capital Resources

Total expenditures by BASi for property and equipment were $4,077,000 and $3,786,000 for the nine months ended June 30, 2003 and 2002, respectively. Expenditures made in connection with the expansion of BASi’s operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom and purchases of laboratory equipment account for the largest portions of these expenditures in each period. The capital investments relate to the purchase of additional laboratory equipment corresponding to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth and strategic acquisitions, alliances and joint ventures.

During 2001, BASi commenced construction to expand its preclinical facilities in Evansville, Indiana. Construction of these preclinical facilities was completed during the nine months ended June 30, 2003. During 2002, BASi began expanding its facilities in West Lafayette, Indiana. Construction on the West Lafayette facilities is expected to have a total cost of $4,000,000. BASi obtained bank financing for each of these construction projects.

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

On May 26, 2003, Pharmakinetics Laboratories, Inc. (“PKLB”) became a majority owned subsidiary through the conversion of $791,000 in convertible notes receivable to 4,992,300 shares of PKLB common stock, representing a 67% interest. On June 30, 2003, BASi completed its acquisition of PKLB through the exchange of approximately 228,857 shares of BASi common stock valued at $1,179,000 for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4,000,000 of 6% convertible notes payable due 2009 (“6% Notes”) for all of PKLB’s Class A redeemable preferred stock. The 6% Notes are convertible into approximately 249,990 shares of BASi common stock. BASi paid cash aggregating $1,505,000, representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

Now that the merger has been completed, BASi expects to expend additional amounts to pay trade payables and other obligations of PKLB and to fund PKLB’s continuing operations. BASi intends to fund these expenses using cash from operations and borrowings under its line of credit. BASi’s credit agreement also requires BASi to sell the Baltimore, Maryland real property within 180 days following its acquisition of PKLB. BASi intends to use the net proceeds from the sale to pay down the line of credit. BASi management believes that the sale of the building will enable it to fund PKLB operations until such time as the cash flow generated from those operations becomes adequate to support the operations.

On October 29, 2002, BASi obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. These new credit agreements provide for a $6,000,000 revolving line of credit with a bank and a mortgage note and two construction term loans payable with another bank aggregating $10,000,000. Borrowings under these new credit agreements are collateralized by substantially all assets related to BASi’s operations, all common stock of BASi’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on BASi’s Chairman and CEO. Under the terms of these credit agreements, BASi has agreed to restrict advances to foreign subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These financial covenants include: maintenance of a certain ratio of interest bearing indebtedness (not including subordinated debt) to earnings before income taxes, depreciation, amortization, and interest expense (“EBITDA”); maintenance of a certain ratio of total indebtedness to tangible net worth and subordinated debt; maintenance of a certain ratio of EBITDA to certain identified fixed charges; maintenance of a certain ratio of current assets to current liabilities; limits on the amount of capital expenditures that can be made using funds other than long-term indebtedness in a single fiscal year; and maintenance of a certain ratio of net cash flow to debt servicing requirements. These credit agreements contain cross-default provisions.

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

BASi has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate. BASi has a $2,250,000 construction loan with the same bank, which expires November 1, 2012. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. BASi had a $2,340,000 construction loan with a bank. BASi utilized $2,221,000 of the amount available which was converted to a commercial mortgage effective April 1, 2003. Proceeds from this loan were used to fund the expansion of BASi’s facilities in Evansville, Indiana. The loan requires 60 monthly principal and interest payments of $16,712 with the balance to be paid on April 1, 2008. Interest is charged at the prime rate (4.00% at June 30, 2003). On November 15, 2002, BASi obtained a $1,500,000 lease line for equipment with a bank. At June 30, 2003, $1,090,000 was utilized under the terms of operating leases requiring 60 payments of $17,820.

To obtain the foregoing new credit agreements, BASi entered into an agreement with Periculum Capital Company, LLC (“Periculum”). Under the terms of the agreement, BASi paid $300,000 in fees to Periculum upon closing of the refinancing.

Liquidity

BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at June 30, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands).

	Payments due for fiscal years ending September 30:
	2003	2004-2005	2006-2007	After 2007	Total
Mortgage notes payable	$316	$777	$797	$5,697	$7,587
Subordinated debt	75	252	---	5,552	5,879
Capital lease obligations	265	69	---	---	334
Operating leases	474	617	432	36	1,559
	$1,130	$1,750	$1,229	$11,285	$15,359

BASi’s borrowings under its revolving line of credit for working capital needs, borrowings to fund capital expenditures using construction loans and the 6% subordinated notes payable that were issued in connection with the merger with PKLB will each affect BASi’s liquidity and cash flows in future periods. These obligations are not reflected in the above schedule. The covenants in BASi’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount BASi can borrow to fund future operations, acquisitions and capital expenditures.

During the first quarter of fiscal 2003, BASi borrowed additional funds to continue construction on its West Lafayette expansion project. In order to better assure compliance with the covenants in the credit agreement, construction on this project was delayed until May of 2003. The commencement of construction has required BASi to incur additional indebtedness. BASi has formulated and begun to implement a plan to reduce debt and improve its cash flow to better enable it to satisfy the credit agreement covenants in the future. The plan includes, but is not limited to, the sale of real estate assets in West Lafayette. BASi believes that delaying construction of the West Lafayette project reduced pressure on cash flow. By temporarily halting construction, BASi has been able to maintain leverage at current, acceptable levels, although delaying the construction project also resulted in a delay in the income expected from the facility. Furthermore, delaying construction also allowed BASi to defer hiring the additional employees necessary to staff the new facility. BASi has also begun to implement headcount reductions and other cost saving measures at its West Lafayette facility. BASi has reduced headcount by electing not to replace certain terminated employees and by reducing the hours of several formerly full-time employees. As an additional cost saving measure, all salaries have been frozen indefinitely and certain employees have elected to take temporary pay cuts. BASi has also implemented capital expenditure reductions and has limited the amount of business travel made by employees. BASi believes continued compliance with loan covenants will be achieved.

BASi issued additional subordinated debt of approximately $4,000,000 in connection with the acquisition of PKLB. Interest does not begin to accrue on the indebtedness until June 30, 2004 and the first interest payment is due on July 15, 2004. This indebtedness does not affect BASi’s compliance with the leverage covenant in its credit agreement. However, as discussed above, BASi has used cash from operations and amounts available under its credit agreement to pay trade payables and other obligations of PKLB and to fund PKLB’s future operations. To offset these requirements, BASi's credit agreement requires it to sell a building owned by PKLB, located in Baltimore, Maryland.

Based on its current business activities, BASi believes cash generated from its operations, amounts available under its existing bank line of credit and credit facility, and the proposed action plan will be sufficient to fund BASi’s short and long-term working capital and capital expenditure requirements for the foreseeable future and through September 30, 2004.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, BASi’s Chief Executive Officer and Chief Financial Officer believe BASi’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2003. There were no significant changes in BASi’s internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect the company’s internal control over financial reporting subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions.

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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8K filed November 21, 2002).

4.3	Form of 10% Subordinated Note due 2007.

First Amendment to Credit Agreement

(11)	11.1	Statement Regarding Computation of Per Share Earnings.

(31)	31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

(32)	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

† Filed with this Quarterly Report on Form 10-Q.

        (b)         Reports on Form 8-K

Form 8-K filed April 16, 2003 reporting under itmes 5 and 7.
Form 8-K filed May 9, 2003 reporting under itmes 5.
Form 8-K filed May 15, 2003 reporting under itmes 5 and 7.
Form 8-K filed May 22, 2003 reporting under itmes 7 and 9.
Form 8-K filed May 29, 2003 reporting under itmes 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  Peter T. Kissinger
Peter T. Kissinger
President and Chief Executive Officer

Date:  August 19, 2003

By:  /s/  Douglas P. Wieten
Douglas P. Wieten
Vice President-Finance, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)
Date:  August 19, 2003