Form 10-Q/A
period 2003-06-30
BIOANALYTICAL SYSTEMS INC
filed 2003-08-20
CIK 720154

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

         As of August 19, 2003, 4,831,460 Common Shares of the registrant were outstanding.

The purpose of this amendment is to correct certain typographical errors in the financial statements and throughout the document, to provide additional information in response to Part I, Item 4, and to replace Exhibits 31.1 and 31.2, which were inadvertently missing portions of the certifications required to be filed as part thereof, which information and exhibits were omitted due to clerical error.

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

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2003 (Unaudited)	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$972	$826
Accounts receivable
Trade	4,374	3,699
Grants	14	116
Unbilled revenues and other	456	739
Inventories	2,418	2,624
Deferred income taxes	455	455
Refundable income taxes	117	52
Prepaid expenses	365	283

Total current assets	9,171	8,794
Property and equipment:
Land and improvements	486	496
Buildings and improvements	24,200	14,476
Machinery and equipment	14,237	13,363
Office furniture and fixtures	1,144	1,114
Construction in process	1,564	2,359

Total property and equipment	41,631	31,808
Less accumulated depreciation	(10,719)	(8,984)

Net property and equipment	30,912	22,824
Goodwill, less accumulated amortization of $360	3,766	884
Intangible and other assets	240	961
Debt issue costs	446	---

Total assets	$44,535	$33,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,529	$2,459
Income taxes payable	15	42
Accrued expenses	1,171	753
Customer advances	1,601	1,285
Revolving line of credit	1,620	3,750
Current portion of capital lease obligation	188	1,138
Current portion of long-term debt	428	278

Total current liabilities	8,552	9,705
Capital lease obligation, less current portion	3	124
Construction line of credit	1,139	---
Long-term debt, less current portion	7,056	3,124
Subordinated debt, long-term	5,754	---
Deferred income taxes	1,922	1,612
Shareholders' equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	---	---
Common Shares:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,831,460 and
4,578,516	1,168	1,014
Additional paid-in capital	11,122	10,521
Retained earnings	7,873	7,411
Accumulated other comprehensive loss	(54)	(48)

Total shareholders' equity	20,109	18,898

Total liabilities and shareholders' equity	$44,535	$33,463

See accompanying notes to consolidated financial statements.

–  3  –

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Preferred Shares		Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity

Balance at September 30, 2002	$	---	$1,014	$10,521	$7,411	$(48)	$18,898
Comprehensive income (loss)
Net income		---	---	---	275	---	275
Other comprehensive loss:
Foreign currency
translation adjustments		---	---	---	---	(1)	(1)
Total comprehensive income							274
Exercise of stock options		---	3	16	---	---	19

Balance at December 31, 2002		---	1,017	10,537	7,686	(49)	19,191
Comprehensive income (loss)
Net income		---	---	---	(167)	---	(167)
Other comprehensive loss:
Foreign currency
translation adjustments		---	---	---	---	1	1
Total comprehensive income							(166)
Exercise of stock options		---	3	17	---	---	20

Balance at March 31, 2003		---	1,020	10,554	7,519	(48)	19,045
Total comprehensive income					---		---
Net income		---	---	---	354	---	354
Other comprehensive loss:
Foreign currency
translation adjustments						(6)	(6)
Total comprehensive income							348
Issuance of new shares		---	148	568	---	---	716

Balance at June 30, 2003	$	---	$1,168	$11,122	$7,873	$(54)	$20,109

See accompanying notes to consolidated financial statements.

.

–  4  –

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

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Operating activities:
Net income	$462	$1,047
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	1,783	1,478
Loss (gain) on sale of property and equipment	(81)	13
Deferred income taxes	242	293
Changes in operating assets and liabilities:
Accounts receivable	605	(257)
Inventories	255	(321)
Prepaid expenses and other assets	153	(165)
Accounts payable	(476)	(295)
Income taxes payable	(92)	(273)
Accrued expenses	1	(455)
Customer advances	(141)	(842)

Net cash provided (used) by operating activities	2,711	(223)
Investing activities:
Capital expenditures	(4,077)	(3,786)
Proceeds from sale of property and equipment	1,023	---
Payments for purchase of net assets from LC Resources, Inc. net
of cash acquired	(163)	---
Payments for purchase of net assets from Pharmakinetics Laboraties,
Inc. net of cash acquired	(816)	---

Net cash used by investing activities	(4,033)	(3,786)
Financing activities:
Borrowings on line of credit	3,826	3,774
Payments on line of credit	(5,955)	(707)
Borrowings on construction line of credit	3,343	---
Payments on capital lease obligations	(1,071)	(175)
Borrowings of long-term debt	5,410	680
Payments of debt issue costs	(460)	---
Payments of long-term debt	(3,658)	(183)
Net proceeds from the exercise of stock options	39	17

Net cash provided by financing activities	1,474	3,406
Effects of exchange rate changes	(6)	(8)

Net increase (decrease) in cash and cash equivalents	146	(165)
Cash and cash equivalents at beginning of period	826	374

Cash and cash equivalents at end of period	$972	$209

See accompanying notes to consolidated financial statements.

–  6  –

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
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	5	5	15	15
Pro forma net income	$349	$276	$447	$1032
Earnings per share:
Basic and diluted - as reported	$.08	$.06	$.10	$.23
Basic and diluted - pro forma	$.08	$.06	$.10	$.23

–  7  –

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

–  8  –

(4)    ACQUISITIONS

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,000,000 in cash and subordinated notes. BASi paid cash of $176,000, including acquisition costs, at closing and issued subordinated notes in the principal amount of $2,250,000. Following an adjustment in the purchase price required by the terms of the acquisition agreement, the principal amount of the notes was adjusted (as of the closing date) to $1,800,000, and BASi paid the sellers an additional $75,000 in cash. The notes bear interest at 10% per annum, and mature on October 1, 2007. The holders of the notes have the option to require BASi to repay up to 20% of the outstanding principal balance each October 1 prior to maturity, commencing October 1, 2003. Holders of $1,258,650 in aggregate principal amount of these notes have notified BASi that they will require payments of 20% of the outstanding principal of their notes plus accrued interest on October 1, 2003. These notes are subordinate to BASi’s bank debt.

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

Current assets	$626
Property and equipment	6,321
Goodwill	1,494

Total assets	8,441
Liabilities	2,206

$6,235

The results of operations of PKLB have been included with those of BASi since May 26, 2003. Pro forma revenue, net income (loss) and income (loss) per share information is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Revenue	$8,536	$7,545	$24,510	$24,600
Net income (loss)	$18	$(489)	$(902)	$36
Earnings (loss) per share:
Basic and diluted	$.00	$(.10)	$(.19)	$.01

–  9  –

(5)    INVENTORIES

Inventories consisted of (in thousands):

	June 30, 2003	September 30, 2002
Raw materials	$1,281	$1,347
Work in progress	360	339
Finished goods	930	1,091
	2,571	2,777
LIFO reserve	(153)	(153)

	$2,418	$2,624

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

–  10  –

The following table presents required segment information:

(in thousands)	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Nine Months Ended June 30, 2003	Nine Months Ended June 30, 2002
Operating income:
Services	$546	$123	$739	$885
Products	308	185	437	655

Total operating income	854	308	1,176	1,540
Corporate expenses	(78)	(49)	(233)	(123)

Income before income taxes
	$776	$259	$943	$1,417

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of goodwill:
Services	$3,392	$510
Products	374	374

Goodwill	$3,766	$884

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of definite-lived intangible assets
Products:
Patents and licenses	$320	$311
Less accumulated amortization	116	88

Patents and licenses	$204	$223

The are no intangible assets associated with the services segment.

(in thousands)	June 30, 2003	September 30, 2002
Carrying amounts of identifiable assets
Services	$30,225	$22,255
Products	14,310	11,208

Total assets	$44,535	$33,463

–  11  –

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

–  12  –

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

Cash used by investing activities decreased to $4,033,000 for the nine months ended June 30, 2003 from $3,786,000 for the nine months ended June 30, 2002, primarily due to the acquisition of LC Resources, Inc. and PharmaKinetics Laboratories, Inc. Cash provided by financing activities for the nine months ended June 30, 2003 was $1,474,000, due to additional borrowings on the line of credit, the construction line and increased long-term debt.

–  13  –

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

On December 13, 2002, BASi acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. BASi purchased all of the outstanding shares of LCR for $2,000,000 in cash and subordinated notes. BASi paid cash of $176,000, including acquisition costs, at closing and issued subordinated notes in the principal amount of $2,250,000. Following an adjustment in the purchase price required by the terms of the acquisition agreement, the principal amount of the notes was adjusted (as of the closing date) to $1,800,000, and BASi paid the sellers an additional $75,000 in cash. The notes bear interest at 10% per annum, and mature on October 1, 2007. The holders of the notes have the option to require BASi to repay up to 20% of the outstanding principal balance each October 1 prior to maturity, commencing October 1, 2003. Holders of $1,258,650 in aggregate principal amount of these notes have notified BASi that they will require payments of 20% of the outstanding principal of their notes plus accrued interest on October 1, 2003. These notes are subordinate to BASi’s bank debt.

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

–  14  –

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

	Payments due for fiscal years ending September 30:
	2003	2004-2005	2006-2007	After 2007	Total
Mortgage notes payable	$316	$943	$943	$5,385	$7,587
Subordinated debt	75	252	---	5,552	5,879
Capital lease obligations	265	69	---	---	334
Operating leases	474	617	432	36	1,559
	$1,130	$1,881	$1,375	$10,973	$15,359

BASi’s borrowings under its revolving line of credit for working capital needs and borrowings to fund capital expenditures using construction loans will each affect BASi’s liquidity and cash flows in future periods. These obligations are not reflected in the above schedule. The covenants in BASi’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount BASi can borrow to fund future operations, acquisitions and capital expenditures.

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

–  15  –

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, BASi’s Chief Executive Officer and Chief Financial Officer believe BASi’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2003. Except as disclosed in the following sentences, there were no significant changes in BASi’s internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect the company’s internal control over financial reporting subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective actions. On July 21, 2003, the controller of BASi gave notice that she intended to resign. Subsequently, the controller has worked on a part-time basis to assist in the preparation of this Form 10-Q. BASi is currently searching for a new controller.

–  16  –

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(2)	2.1
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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	Form of 10% Subordinated Note due 2007.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8K filed November 21, 2002).

(10)	10.1	First Amendment to Credit Agreement

(11)	11.1	Statement Regarding Computation of Per Share Earnings.

–  17  –

(31)	31.1	Amended Certification of Chief Executive Officer dated August 19, 2003.

31.2	Amended Certification of Chief Financial Officer dated August 19, 2003.

31.3	Certification of Chief Executive Officer dated August 20, 2003.

31.4	Certification of Chief Financial Officer dated August 20, 2003.

(32)	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

        (b)         Reports on Form 8-K

Form 8-K filed April 16, 2003 reporting under itmes 5 and 7.
Form 8-K filed May 9, 2003 reporting under itmes 5.
Form 8-K filed May 15, 2003 reporting under itmes 5 and 7.
Form 8-K filed May 22, 2003 reporting under itmes 7 and 9.
Form 8-K filed May 29, 2003 reporting under itmes 5 and 7.

–  18  –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  Peter T. Kissinger
Peter T. Kissinger
President and Chief Executive Officer

Date:  August 20, 2003

By:  /s/  Douglas P. Wieten
Douglas P. Wieten
Vice President-Finance, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

Date:  August 20, 2003

–  19  –