Form 10-K
period 2003-09-30
BIOANALYTICAL SYSTEMS INC
filed 2004-01-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            for the fiscal year ended September 30, 2003.

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

Based on the closing price on the NASDAQ stock market on January 12, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $22,979,280. As of January 12, 2004, 4,869,502 shares of registrant’s common shares were outstanding. No shares of registrant’s Preferred Stock were outstanding as of January 12, 2004.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated

Annual Report to security holders for the fiscal year ended September 30, 2003	Part II

Proxy Statement	Part III

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

Item 1.        Business.

General

The Company provides contract development services and research equipment to many of the leading global pharmaceutical, medical device and biotechnology companies. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its start in 1974, when it was formed as a corporation in Michigan.

The Company offers an efficient, variable cost alternative to its clients’ internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration (“FDA”) is an established alternative to in-house development among pharmaceutical manufacturers. The Company derives its revenues from sales of its research services and drug development tools, both focused on determining drug safety and efficacy.

The Company supports preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. The Company believes its scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products it provides increasingly valuable to its current and potential clients.

Scientists engaged in analytical chemistry clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are the Company’s principal clients.

Acquisitions

        PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc., a Maryland corporation (“PKLB”), became a majority owned subsidiary of the Company through the conversion of $791,000 in convertible notes receivable to 4,992,300 shares of PKLB common stock, representing a 67% interest. On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company's common stock valued at $1,178,614 for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4,000,000 of 6% convertible notes payable due 2008 (“6% Notes”) for all of PKLB’s Class A redeemable preferred stock. These 6% Notes do not bear interest for the first year after their date of issuance and are convertible into approximately 249,990 shares of the Company's common stock. The Company paid cash aggregating $1,505,886 representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003. Following the acquisition PKLB was renamed BASi Maryland, Inc.

The Company acquired PKLB to broaden its service offering base, which now includes Phase I through III clinical trials services and a fourth bioanalytical lab complementing sites in Indiana, Oregon and the United Kingdom. In addition the Company wanted to establish a meaningful operating presence physically near current and potential clients on the east coast of the US. The PKLB client list and business development staff who joined the Company through the acquisition have strengthened the Company’s client base as expected. In addition, the PKLB acquisition provides a Good Clinical Practice (“GCP”) and Good Laboratory Practice (“GLP”) compliant facility and a portfolio of bioanalytical methods complementary to the Company’s.

The acquisition included a seven story, 126,000 square foot historical building in the heart of the urban revival of west Baltimore. The Company has listed the building at 302 Fayette St. for sale to exploit a strengthening real estate market. The Company is assessing this and other locations to optimize operating efficiency.

PKLB’s recent operating performance, prior to the acquisition, had been poor. At the time of the acquisition the Company planned to make, and has made, significant organizational, managerial, staff, and physical plant changes to attempt to improve PKLB’s performance.

        LC Resources, Inc.

On December 13, 2002, the Company acquired LC Resources, Inc. (“LCR”), a privately held company based in Walnut Creek, California. The Company purchased all of the outstanding shares of LCR for $1,998,847. The purchase price consisted of $198,847 in cash and $1.8 million in 10% subordinated notes maturing on October 1, 2007. The holders of the notes have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. LCR has been renamed BASi Northwest Laboratory, Inc.

The Company recognizes that LCR has a stellar reputation in liquid chromatography and bioanalysis, and provided a location that is significantly closer to clients on the West Coast of the US, which is an additional benefit of the acquisition. As with PKLB, LCR provided a GLP and Good Manufacturing Practice (“GMP”) compliant facility, and a portfolio of clients and proprietary bioanalytical methods that were highly complementary to the Company’s.

Changing Nature of the Pharmaceutical Industry

The Company’s services and products are marketed globally to pharmaceutical, medical device and biotech companies engaged in drug and medical device development. The research services industry is highly fragmented among hundreds of niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. The Company’s products are also marketed to academic and government institutions. The Company’s services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. The Company believes that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

        Accelerated Drug Development

End users continue to demand faster, more efficient, more selective development of a larger pool of drug candidates. Clients demand fast, high quality service in order to make immediate, well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

        Cost Containment

Pharmaceutical companies continue to push for more efficient operations through outsourcing to optimize profitability as development costs climb, staff costs increase, generic competition challenges previously secure profit generators, political and social pressures escalate to reduce health care costs and shareholder expectations mount.

        Patent Expiration

As exclusivity ends with patent expiry, drug companies defend their proprietary positions against generic competition with various patent extension strategies. Both the parent creating these extensions and the generic competitors should provide additional opportunities for the Company.

        Alliances

Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. The Company believes that alliances will lead to a greater number of potential drugs in testing, many under study by small companies lacking broad technical resources. Those small companies can add shareholder value by further developing new products through outsourcing, reducing risk for potential allies.

        Mergers and Acquisitions

Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, minimizing staffing which should lead to more outsourcing. This may result in short-term disruption in placement of, or progress on drug development programs as merging companies rationalize their respective pipelines.

        Biotechnology Industry and Virtual Drug Company Growth

The biotech industry continues to grow and has introduced many new developmental drugs. Many biotech drug developers do not have in-house resources to conduct development. Perceived as higher risk in a risk-averse market, smaller drug discovery firms struggled to find funding in 2003. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Efficient use of limited funds motivates smaller firms to seek outside service providers like the Company rather than build expensive infrastructure.

        Unique Technical Expertise

The increasing complexity of new drugs requires highly specialized, innovative, solution-driven research not available in all client labs. The Company believes that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

        Data Management Expertise

The FDA requires more data and greater access to that data and is encouraging use of computer-assisted filings to expedite approval.

The Company is making significant investments in software throughout its Contract Services groups to optimize efficiency and ensure it complies with FDA and client expectations.

        Globalization of the Marketplace

Foreign firms are relying on independent development companies with experience in the US to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. The Company believes that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services will benefit from this trend. The Company has a significant European presence and experience in managing foreign operations from its West Lafayette offices.

The Company’s Role in the Drug Development Process

After a new drug candidate is created and carried through preliminary screening, the development process for new drugs has three distinct phases.

1)     The preclinical phase includes safety testing to prepare an Investigational New Drug (“IND”) exemption for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its integrity, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability of the formulation is also determined.

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

Many of the Company’s products are designed for use in preclinical development. The Culex® ABS, a robotic automated blood sampler, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Several variations of this technology are in development. Clients and the Company’s bioanalytical services group sometimes use the Company’s electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples. Liquid chromotography coupled to mass spectometry is now a mainstay of the Company's bioanalytical laboratories. The Company has invested heavily in robotics and mass spectometry systems over the last five years.

2)     The clinical phase further explores the safety and efficacy of the substance in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is critical, particularly for new chemical entities.

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA GMP guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The Company’s bioanalytical work per study grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

The Company’s recent acquisition of PKLB enables it to perform Phase I studies in Baltimore and manage small Phase II and III trials through its Clinical Trials Management group also in Baltimore. Phase I services include bioavailability testing to monitor the rate and extent to which a drug becomes available in the blood. Bioavailability can also be used to compare the bioequivalence of similar generic and brand name drugs.

3)     Post-approval follows FDA approval of the NDA or PLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also tracks development and regulatory approval of product modifications and line extensions, including improved dosage forms. The drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public.

The Company also provides services in all areas during the post-approval phase, concentrating on bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

The Company’s ability to solve client problems combining its knowledge base, services and products has been a factor in the Company’s selection by major pharmaceutical companies to assist in several preclinical and Phase I, II and III clinical trials, as well as in the post-approval phase.

Company Services and Products

        Overview

The Company operates in two business units – contract laboratory services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both units arose out of the Company’s expertise in a number of core technologies designed to quantify trace chemicals in complex matrices. The Company evaluates performance and allocates resources based on these units.

The Pharmaceutical Research and Manufacturing Association (“PhRMA”) states that pharmaceutical and biotechnology companies spent $32 billion worldwide on research and development in 2002. CenterWatch reports that outsourced research and development services will grow from $7 billion in 2002 to more than $9 billion by 2004. The Company believes this growing trend toward outsourcing will continue.

        Services

The Company’s Contract Research Services unit provides screening and pharmacological testing, preclinical safety testing, formulation development, clinical trials, regulatory compliance and quality control testing. Revenues from the Company’s services unit were $19,986,734 for fiscal year 2003. For additional financial information regarding the unit, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the services provided by the Company’s contract research services unit:

•
Product Characterization, Method Development and Validation:    Analytical methods determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•
Bioanalytical Testing:    The Company analyzes specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at Company facilities in Indiana, Oregon, Maryland and the UK.

•
Stability Testing:    The Company tests stability of drug substances and formulated drug products and maintains secure storage facilities necessary to establish and confirm product purity, potency and shelf life in West Lafayette, IN. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP (Good Manufacturing Practices) systems.

•
In Vivo Sampling:    The Company provides preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in West Lafayette, IN using the Company’s robotic Culex ABS ™ (Automated Blood Sampling) system and in Evansville, IN.

•
Preclinical and Pathology Services:    The Company provides pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in its newly expanded Evansville, IN site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

•
Phase I, II & III Clinical Trials:     The Company performs Phase I human clinical trials in its 110-bed clinic in Baltimore. These are principally bioavailability and bioequivalence studies, both for generic drug and innovator pharmaceutical firms. It also coordinates Phase II and III studies through its Clinical Trials Management group in Baltimore. The ability to run bioanalytical studies on site expedites data collection and reporting.

        Products

The Company is focusing its products business on expediting preclinical screening of developmental drugs. The Company competes in very small niches of the multibillion dollar analytical instrument industry. The Company’s products business targets, and in some cases dominates, unique niches in life science research. The Company designs, develops, manufactures and markets state-of-the-art:

•	Robotic blood sampling systems and accessories (disposables, training, systems qualification)
•	in vivo microdialysis collection systems
•	Physiology monitoring tools
•	Liquid chromatography and electrochemistry instruments platform

Revenues for the Company’s products unit were $9,852,220 for fiscal year 2003. For additional financial information regarding the products unit, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the products offered by the Company:

•
The Culex® ABS robotic automated rodent blood sampling system is used by pharmaceutical researchers to monitor drug concentrations as a function of time (pharmacokinetics). Compared to current manual methods, the Culex offers greater than 80% reduction in test model use and comparable reduction in labor. The Culex® also offers computer-controlled blood sampling protocol, behavioral monitoring, flexibility to collect other biological samples, exceptional cost savings, significant reduction in model stress and expeditious data delivery.

•
Bioanalytical separation systems (liquid chromatography) used in connection with Windows® software, detect and quantify low concentrations of substances tracking complex chemical, physiological and behavioral effects in biological fluids and tissues from humans and laboratory animal models.

•
Specialized chemical analyzers monitor trace levels of organic chemicals such as neurotransmitters in biological samples using core electrochemistry, liquid chromatography and enzymology technologies to separate and quantify drugs, xenobiotics, metabolites and other chemicals in blood, cerebrospinal fluid and other biological media.

•	epsilon™ is a single liquid chromatography and electrochemistry instrument control platform for the separation systems and chemical analyzers noted above.

•
Diagnostic kits and methods enable clinical laboratories and pharmaceutical researchers to determine the presence of endogenous substances in blood plasma and to measure neurotransmitters and their metabolites in plasma and urine.

•
A line of miniaturized in vivo sampling devices sold to drug developers and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

•	Vetronics small animal diagnostic ECG and vital signs monitors are used primarily in veterinary clinics with growing applications in preclinical research.

Clients

Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2003 research and development spending. The Company has been recognized as a preferred vendor, or a tactical partner, to 3 of these firms.

The Company has been balancing its business development effort between large pharmaceutical developers and the next tier of smaller drug development companies. The Company believes that smaller companies will be more inclined to establish a consistent, long-term, strategic relationship with the Company but realizes that they may be poorly funded. The Company recognizes that increasing its focus on a larger number of specialist service buyers at large and small clients demands more active and more fragmented business development effort staffed with specialists. The Company has adapted accordingly.

Approximately 20% of the Company’s products and services revenues are generated from customers outside the United States.

During 2003 Pfizer and Pharmacia, the Company’s two largest clients in 2002 and 2001, merged. Treated as a single entity in 2003, 2002 and 2001, Pfizer would have accounted for approximately 16.0%, 28.3% and 30.6%, respectively, of the Company’s total revenues and 17.2% and 22.0% of total trade accounts receivable at September 30, 2003 and 2002, respectively.

The Company deals with at least 20 different research groups within Pfizer, each focused on a particular development function, each having little intercourse with any other. This is typical among the Company’s large, multinational clients. The Company treats most of these as separate, virtually unrelated, entities. In 2003, Pfizer restructured and repatriated their preclinical development effort in Kalamazoo, MI, minimizing outsourcing for the short and possibly long-term. This is a key client for the Company’s Evansville, IN preclinical research site. This change significantly reduced revenue in Evansville for 2003. Otherwise, the merger has not affected the Company’s relationships with the other sites under the Pfizer umbrella.

There can be no assurance that the Company’s business will not continue to be dependent on continued relationships with Pfizer or other clients or, that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of the Company’s total revenue. Since the Company does not have long-term contracts with its clients, the importance of a single client may vary dramatically from year to year.

Generally, the Company’s research contracts are terminable by the client upon 30 days written notice at any time. Most service contracts have cancellation charges. Those charges vary, depending on the type of service provided and the investment in materials and the facilities and people committed. Cancellation fees after contract signing but before study commencement can vary, depending on the total contracted costs of the study and how much notice is given before the study is scheduled to begin. In virtually all recorded studies cancelled while in progress, the Company has recovered all prepaid costs, normally 25% to 50% of total project costs. Additional charges are often also applied. Contracts may be terminated for a variety of reasons, including the client’s decision to forego a particular study, failure of products to satisfy safety requirements, and/or unexpected or undesired product testing results.

The acquisition of LC Resources, Inc. and PharmaKinetics Laboratories, Inc. significantly broadened the Company’s key client portfolio. The Company notes roughly 50 clients who appear on only one of the three entities’ client lists. LC Resources establishes a strong reputation among roughly 40 key clients, most of which are smaller drug developers located in the Western U.S. and Canada.

PharmaKinetics Laboratories, Inc. has served most of the leading US and Canadian generic drug firms. Neither the Company nor LC Resources had a significant presence in this sector. Among 63 top clients served by the Company and its acquisitions, only 13 drug development companies had contact with more than one of these groups; 29 were completely new to the Company. The Company believes that the acquisitions were highly complementary to the Company.

Sales and Marketing

Capitalizing on its long history of innovation and technical excellence, the current sales and marketing plan of the Company targets key accounts among the top 200 global pharmaceutical companies and approaches smaller companies opportunistically. The Company recognizes that its growth and customer satisfaction depend upon its ability to continually improve client relationships.

The Company’s products and services are sold directly to the end user. The Company has thirteen employees on its business development staff and an equal number providing technical and development support. In 2003, this team was restructured and staffed with service specialists, some from acquired companies, who are better addressing the needs of service clients. The Company also attends multiple trade shows in many disciplines and has created a collection of web sites, catalogs, training and technical support literature, media presentations, branding, workshops and academic publications.

Sales, marketing and technical support are based in the Company’s corporate headquarters located in West Lafayette, Indiana. The Company also maintains offices in Baltimore, Maryland; Evansville, Indiana; McMinnville, Oregon; and Warwickshire, UK. For additional financial information relating to geographic segments, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

BAS Analytics, Ltd., a wholly owned, UK based subsidiary, provides a direct liaison with research service clients in Europe and maintains a laboratory to provide those services. BAS Instruments, Ltd., also a wholly owned, UK based subsidiary, manages most product sales in Europe. In addition, the Company has a network of 18 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company’s distributor relationships are managed from the Company’s headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support the Company’s distributor network.

Contractual Arrangements

The Company’s service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company based on interim project results. Fees are adjusted accordingly. Generally, the Company’s fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in the Company’s quarterly results.

The Company’s products business offers annual service agreements on most product lines.

Backlog

The contracts pursuant to which the Company provides its services are terminable upon written notice of 30 days or less. The Company maintains projections based on bids and contracts to optimize asset utilization. Similarly, virtually all of the Company’s products are made to order. Long delivery materiel purchases and inventory levels are planned to optimize asset utilization. Backlog may not be a good indicator of future sales trends. Management does not believe that backlog is material to and understanding of the Company’s business taken as a whole.

Competition

        Services

The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations (“CROs”) that compete in this industry. The largest CRO competitors offering similar research services include:

•	Covance, Inc.
•	Pharmaceutical Product Development, Inc.
•	AAIpharma, Inc.
•	MDS Health Group Ltd.

CROs generally compete on:

•	regulatory compliance record and quality system
•	previous experience
•	medical and scientific expertise in specific therapeutic areas
•	scientist to scientist relationships
•	quality of contract research
•	financial viability
•	database management
•	statistical and regulatory services
•	recruiting investigators
•	integrating information technology with systems to optimize research efficiency
•	an international presence with strategically located facilities
•	price

Several of the Company’s competitors have significantly greater financial resources than the Company.

        Products

Culex®ABS:    Two small vendors have offered simple, semi-automated blood sampling systems. However, the Company does not believe that either vendor presents significant competition for Culex®. In addition, the Company has established strong relationships with the largest vendors of animal models who now provide catheterized “Culex® ready” models to the Company’s customers on a just-in-time basis, further increasing convenience and lowering cost to the customer.

Bioanalytical Separation Systems:    The Company competes with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include market presence, product quality, reliability and price. The Company believes it competes well in its niche markets because of its reputation and the quality of its products, together with the technical assistance and service it offers. Many of the Company’s competitors are much larger and have greater resources than the Company, which makes it difficult for the Company to capture business from clients other than those who need the Company’s unique capabilities.

Chemical Analyzers/Diagnostic kits/Vetronics/in vivo sampling devices:    There are few competitors in this area of the Company’s business. The Company is the largest vendor in these very small, technically demanding niches.

Government Regulation

The Company is subject to various regulatory requirements designed to ensure the quality and integrity of its data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice (“GLP”), Good Manufacturing Practice (“GMP”), and Good Clinical Practice (“GCP”) guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations.

        Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of the Company’s contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

•	Resources — organization, personnel, facilities and equipment
•	Rules – protocols and written procedures
•	Characterization — test items and test systems
•	Documentation — raw data, final report and archives
•	Quality assurance unit – formalized internal audit function

        Preclinical Services

The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collection during the preclinical trial.

The Company’s animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture (“USDA”) and the National Institutes of Health (“NIH”). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. The Company’s animal research facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as a research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (“AAALAC”) and has registered assurance with the United States National Institutes of Health Office of Laboratory Animal Welfare.

        Clinical Services

The Company’s Clinical Research Unit in Baltimore is principally subject to GCP and GLP guidelines that cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures (“SOP”), reporting adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company’s facility and may be reviewed by the FDA during audits.

The Company is subject to regulation and inspection by the Baltimore City Health Department (for the Maryland State Department of Health and Mental Hygiene), the Center for Disease Control of the United States Department of Health and Human Services and other state and local agencies where the Company’s facility is located. The Company has not experienced any significant problems to date in complying with such agencies and does not believe that any existing or proposed regulations will require material capital expenditures or changes in its method of operation.

        Quality Assurance & Information Technology

To assure compliance with applicable regulations, the Company has established quality assurance programs at its facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for the Company’s SOPs where applicable. In 2003, the Company endeavored to standardize SOPs across all relevant operations. In addition the Company purchased software to ensure compliant documentation, handling and reporting of all laboratory generated study data. In fiscal 2004 the Company has purchased similar 21 CFR part 11 compliant software for its preclinical research group and is currently installing and validating that software. These experiences proved valuable as the Company evaluates Enterprise Resource and Planning software. The Company envisions having some modules of this purchased system functional by the end of calendar 2004.

        Controlled, Hazardous, and Environmentally Threatening Substances

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

Our US laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that the Company is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

        Safety

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

        HIPAA

The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that will govern the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001, and all companies subject to the Privacy Rule must comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believe that we are in compliance with the current EU (European Union) and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and we intend to take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

Research and Development

In fiscal year 2003, the Company spent $1,326,933 on research and development, a 13% reduction from fiscal 2002. Separate from the Company’s contract research services business, the Company maintains applications research and development to enhance its products business. Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs/reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Hardware and software engineering and prototype development in 2003 continued to generate Culex®-related products. Laboratory demonstrations are published in peer-reviewed journals, scientific seminars or at scientific association meetings as promotional tools for existing and new products. Culex®-related products and demonstrations consumed most of all research and development dollars in 2003. The Company also makes small expenditures in novel research and development, some under partial grants. Two NIH SBIR research grant applications were filed in 2003 to support development of other new products.

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

The Company currently holds six federally registered trademarks and has two pending federal trademark applications, as well as one copyright registration for software. The Company also maintains a small pool of issued and pending patents. Most of these patents are related to the Company’s Culex® or in vivo product line. Of these patents, most are either issued or pending in the United States, although there are also patents issued and pending in the European Union and Japan. Although the Company believes that at least two of these patents are important to the Culex® product line, the success of the Culex® business is not dependent on the Company’s intellectual property rights because the Company also generates client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, the Company relies on trade secrets, unpatented know-how and continuing applications research which it seeks to protect through means of reasonable business procedures, such as confidentiality agreements. The Company believes that the greatest value that it generates for its clients comes from these trade secrets, know-how and applications research.

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

Employees

At September 30, 2003, the Company had 328 full-time employees. All employees enter into confidentiality agreements intended to protect the Company’s proprietary information. The Company believes that its relations with its employees are good. None of the Company’s employees are represented by a labor union. The Company’s performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following information concerns the persons who served as the executive officers of the Company as of September 30, 2003. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Peter T. Kissinger, Ph.D	59	Chairman of the Board;
		President; Chief Executive Officer
Ronald E. Shoup, Ph.D	52	Chief Operating Officer, BASi Contract
		Research Services; Director
Douglas P. Wieten	42	Vice President, Finance; Chief Financial
		Officer; Treasurer [Resigned October, 31 2003]
Candice B. Kissinger	52	Senior Vice President, Marketing;
		Secretary and Director
Craig S. Bruntlett, Ph.D	54	Senior Vice President, International Sales
Donnie A. Evans	57	Vice President, Engineering
Lina L. Reeves-Kerner	52	Vice President, Human Resources
Michael P. Silvon, Ph.D	56	Vice President, Planning and Development Chief Financial Officer (Interim) [Effective November, 2003]

Peter T. Kissinger, Ph.D. founded the Company in 1974 and has served as its Chairman, President and Chief Executive Officer since 1974. He is also a part-time Professor of Chemistry at Purdue University, where he has been teaching since 1975. Dr. Kissinger has a Bachelor of Science degree in Analytical Chemistry from Union College and a Ph.D. in Analytical Chemistry from the University of North Carolina.

Dr. Kissinger is a highly recognized pioneer in hydrodynamic electroanalytical techniques for the neurosciences, modern liquid chromatography and in vivo methodology for drug metabolism. Dr. Kissinger has published over 220 scientific papers and has presented more than 400 invited lectures. He is a Fellow of the AAPS and the AAAS and was a finalist for Ernst & Young Entrepreneur of the Year Award ® in the Indiana Heartland region for 2001 and 2002.

Ronald E. Shoup, Ph.D. serves as Chief Operating Officer of the Company’s BAS Contract Research Services and is Managing Director of BAS Analytics, Ltd. in the UK. His current responsibilities include operating the Company’s Contract Research Services sites in Evansville, IN; McMinnville, OR; Warwickshire, UK; Baltimore, MD; and West Lafayette, IN. He joined the Company in 1980 as an applications chemist, became Research Director in 1983 and launched the Contract Research services group within the Company in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his PhD in Analytical Chemistry. He has served on the Company’s board of directors since 1991.

Dr. Shoup has served on the editorial board of the Journal of Chromatography, participated in NIH Special study sections, and is a member of the external advisory board to the Purdue University Department of Chemistry. He has published over 40 scientific papers.

Douglas P. Wieten was Vice President, Finance since February 1999, Chief Financial Officer since September 1997 and Treasurer since March 1997. He served as Corporate Controller from 1992 to February 1999. Prior to that time, Mr. Wieten worked at Ernst & Young LLP, where he had been employed since 1984. Mr. Wieten is a certified public accountant and has a Bachelor of Science degree in Accounting from Butler University. Mr. Wieten resigned from his positions effective October 31, 2003.

Candice B. Kissinger currently devotes all of her time to branding, client relationship management, sales, product development, and managing installation and service for in vivo products and services, principally the Culex® ABS. She was named Senior Vice President, Marketing in January 2000 and is currently Director of Research. From 1981 to 2000 she served as Vice President, International Sales and Marketing. Ms. Kissinger has a Bachelor of Science degree in Microbiology from Ohio Wesleyan University and a Master of Science degree in Food Science from the University of Massachusetts. Dr. Peter Kissinger is the husband of Ms. Kissinger. She has served as a director and Secretary of the Company since 1978.

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

Donnie A. Evans has been Vice President, Engineering Services since January of 1988. Mr. Evans is also responsible for the Company's information technology infrastructure. Mr. Evans was the Company's first full-time employee, beginning as an electronics engineer in 1978.

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

Michael P. Silvon, Ph.D. has been Vice President Planning and Development since March 1997, with responsibility for mergers and acquisitions, and investor relations. He has also served as Interim Chief Financial Officer since November 2003. Dr. Silvon served as General Manager of BAS Evansville from 2000 through 2002 and directed its expansion. Prior to January 1997, Dr. Silvon was principal in his own consulting firm and Vice President Sales and Marketing at Hi-Port, Inc. in Houston, Texas. Before October 1993, Dr. Silvon was Regional Business Manager, Americas-Fine Chemicals for Zeneca, Inc. He has a Bachelor of Science in Chemistry from Loyola University of Chicago, a Master of Business Administration from Sacred Heart University and a Ph.D. in Chemistry from the University of Vermont.

Item 2.        Properties.

The Company operates in the following locations all of which are owned by the Company, except as otherwise indicated:

•
West Lafayette, IN:    principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitutes multiple buildings with approximately 115,000 square feet of operations, manufacturing, and administrative space. Both the services unit and the products units conduct operations at this facility. The Company expects a new 20,000 square foot ADME preclinical research facility to be fully functional in April, 2004. It is custom-designed to provide contract pharmacokinetic and ADME research services based on its Culex® Automated Blood Sampling system. This new facility is has been financed by a construction loan.

•
BAS Evansville occupies 10 buildings with roughly 100,000 square feet of operating and administrative space on 52 acres. Laboratory space at this site was recently enlarged by roughly 80% in two phases and commissioned in March 2003. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. The expansions completed in March 2003 are mortgaged.

•
BASi Clinical Research Unit (BASi Maryland) in Baltimore, MD occupies a seven story, 126,000 square foot historic building in downtown Baltimore. Consistent with the covenants contained in the Company's credit agreement, this building was listed for sale in October 2003 with a realtor. This site contains a 110 bed, 3 ward, Phase I Clinical Trials facility and a roughly 20,000 square foot analytical laboratory along with administrative offices committed to recruitment and enrollment of study participants, medical and clinical trials staff, data management, and later phase Clinical Trials Management.

•
BAS Analytics and BAS Instruments, Warwickshire, UK contains the Company’s contract services and instruments operations in roughly 12,000 square feet of laboratories, sales and technical support services in the United Kingdom. One third of this leased facility was added in 2003. BAS Instruments was recently relocated from Congleton, UK to Warwickshire reducing duplication of administrative services.

•
BASi Northwest Laboratory is in McMinnville, OR, a suburb of Portland, OR. The Company leases roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

The Company believes that its facilities are adequate for the Company’s operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7 and Note 7 to the Notes to Consolidated Financial Statements.

Item 3.        Legal Proceedings.

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

“Market for Registrant’s Common Equity and Related Stockholder Matters” in our 2003 Annual Report is incorporated herein by reference.

Please see Item 12 of this report for a description of the Company’s equity compensation plans.

Item 6.        Selected Financial Data.

You can find Selected Financial Data for each of our five most recent fiscal years in our 2003 Annual Report under “Selected Consolidated Financial Data”. That information is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company’s strategic plans; (ii) trends in the demand for the Company’s products; (iii) trends in the industries that consume the Company’s products; (iv) the Company’s ability to refinance its debt; (v) the ability of the Company to develop new products; and (vi) the ability of the Company to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the company.

In addition, the Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. The following discussion and analysis should be read in conjunction with Selected Consolidated Financial Data and the Company’s Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that involve risks and uncertainties which are discussed in Exhibit 99 to this Form 10-K. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

Overview

The Company provides a range of value-added services and products oriented around complex chemical analysis to the worldwide pharmaceutical, medical device and biotechnology industries. The Company’s customer-focused approach and its high-quality services and products enable it to serve as a value-added partner, solving complex scientific problems cost-effectively and, providing results to its customers quickly. Founded in 1974, the Company grew through expansion and strategic acquisitions. The Company has developed technical expertise in bioanalytical chemistry, separations science, electrochemistry, in vivo sampling, and preclinical monitoring of animal models. The Company is positioned to exploit drug development market globalization and create innovative new services and products for its clients.

Throughout its history, the Company has taken steps to position itself as a leader in life sciences research.

Company Timeline

•	1975: built sales among several academic customers and multiple international distributors.
•	1981: penetrated Japan with the creation of BAS Japan, an independent product distributor.

•	1988: enhanced its software technology base by acquiring Interactive Microware, Inc. in State College, PA.
•	1988: began offering contract services to customers who lacked the time or expertise to perform analyses using the Company’s analytical products.
•	1995: acquired a distributor, BAS Instruments Ltd., to further solidify its presence in the United Kingdom.
•
1998: acquired a manufacturer of veterinary monitoring and diagnostic equipment, BASi Vetronics, to complement other product lines and provide a starting point for its interest in preclinical physiology monitoring.

•	1998: acquired a contract services firm, BAS Analytics Ltd., to offer local bioanalytical service in the United Kingdom.
•	2000: acquired a contract services firm, BAS Evansville, to provide preclinical toxicology and pathology services.
•	December 2002: acquired a contract services firm, LC Resources, Inc. placing the Company nearer its clients on the west coast and creating its third satellite bioanalytical facility
•
June 2003: acquired PharmaKinetics Laboratories, Inc. establishing a significant east coast presence, entering Phase I through III clinical trials and completing its fourth bioanalytical satellite lab.

Revenues are derived from contract research services, and the sale of the Company’s in vivo sampling systems, analytical instruments and other products. All capitalize on the Company’s ability to resolve client problems by monitoring chemistry and toxicology in living systems. The Company’s products are sold primarily to pharmaceutical firms and research organizations. Principal customers include scientists engaged in drug metabolism studies and basic neuroscience research. The Company was the first to commercialize liquid chromatography and electrochemical techniques which are now the standard for determination of neurotransmitters.

The Company’s management believes that fluctuations in the Company’s quarterly results are caused by a number of factors, including:

•	Success in attracting new business,
•	Size and duration of service contracts,
•	Timing of its clients’ decisions to enter into new contracts,
•	Periodic capacity constraints,
•	Cancellation or delays of ongoing contracts without cause, and
•	Other factors, many of which are beyond the Company’s control.

In fiscal 2003, 20% of the Company’s total revenue was derived from customers located outside the United States. These markets tend to be much more volatile than the United States market. Significant governmental, regulatory, political, economic and cultural issues or changes could adversely affect the growth or by profitability of the Company’s business activities in any such market. International performance is described in Note 11 in Notes to Consolidated Financial Statements included in Item 8 of this report.

Results of Operations

Year Ended September 30, 2003, Compared with Year Ended September 30, 2002

Revenue for the fiscal year ended September 30, 2003 increased 12.5% to $29.8 million from $26.5 million for the fiscal year ended September 30, 2002. Net income for fiscal 2003 was $0.09 million, or $0.02 per diluted share, compared to $1.1 million, or $0.23 per diluted share, for fiscal 2002. Service revenue increases over the prior year were primarily the result of the Company’s acquisitions and bioanalytical services growth. Product sales declined for the year due to weak capital spending among pharmaceutical developers but saw significant gains in the fourth quarter of fiscal 2003.

Cost of revenue for the year ended September 30, 2003 was $19.4 million, or 65% of revenue, compared to $15.9 million, or 60% of revenue, for the year ended September 30, 2002. The integration of the BASi Clinical Research Unit, (the former PharmaKinetics Laboratories, Inc., (“PKLB”) acquired in June 2003) and BASi Northwest Laboratories (the former LC Resources, Inc. (“LCR”) acquired in December 2002) into the Company adversely impacted the Company’s earnings in fiscal 2003. Additionally, underutilization of recently added preclinical services capacity, due primarily to the Pfizer Pharmacia merger, had significant negative effects on the Company’s results of operations in fiscal 2003. The Company expects revenue and earnings to improve as all of these operations are more fully integrated, and as more aggressive marketing, cost containment and productivity improvement measures continue in 2004.

Research and development expenses, which are net of grant reimbursements, for the year ended September 30, 2003 decreased 13.3% to $1.3 million from $1.5 million for the year ended September 30, 2002. The decrease is primarily due to a reduction in research staff, most of whom were not committed to in vivo products and services.

General and administrative expenses, for the year ended September 30, 2003 increased 20% to $5.4 million from $4.5 million for the year ended September 30, 2002, primarily as a result of the acquisitions and the addition of strategic management positions.

Other income (expense), net, was $(229,000) in the year ended September 30, 2003 as compared to $(79,000) in the year ended September 30, 2002. This increase was attributable to the addition of new debt in late October 2002 resulting in increased interest expense, which was partially offset by gains on the sale of property and equipment in 2003.

The Company’s effective tax rate for 2003 was 84.7%, compared to 30.9% for fiscal 2002. The Company has foreign tax net operating loss carryforwards for its subsidiaries in the United Kingdom. Such carryforwards, which have an indefinite life, are available to offset taxable income generated by those subsidiaries as provided by United Kingdom tax regulations. The foreign tax net operating loss carryforwards result in a reduced consolidated effective tax rate in periods where taxable income is generated by these foreign subsidiaries as in 2002. In fiscal 2003, these foreign operations generated an after tax loss. These losses are not tax deductible, which, when consolidated with the Company's domestic operations, resulted in lower consolidated net taxable income and a higher overall effective tax rate.

Year Ended September 30, 2002, Compared with Year Ended September 30, 2001

Total revenue for the year ended September 30, 2002 increased 4.9% to $26.5 million from $25.3 million for the year ended September 30, 2001. Service revenue increased to $16.1 million for the year ended September 30, 2002 from $15.2 million for the year ended September 30, 2001, primarily as a result of additional bioanalytical service contracts. Product revenue increased to $10.4 million for the year ended September 30, 2002 from $10.1 million for the year ended September 30, 2001, primarily due to European product sales of the Culex® Automated Blood Sampling System.

Costs of revenue increased 21.3% to $15.9 million for the year ended September 30, 2002 from $13.2 million for the year ended September 30, 2001. This increase of $2.7 million was largely due to an increase in both staffing costs and the number of employees on staff in the services segment. Costs of revenue for the Company’s services segment increased to 71.6% as a percentage of services revenue for the year ended September 30, 2002 from 63.5% of services revenue for the year ended September 30, 2001, due, again, to an increase in both staffing costs and the number of employees on staff in the segment. Costs of revenue for the Company’s products segment increased to 42.3% as a percentage of product revenue for the year ended September 30, 2002 from 34.7% of product revenue for the year ended September 30, 2001, due primarily to a change in product mix.

Selling expenses for the year ended September 30, 2002 decreased by 8.2% to $2.9 million from $3.2 million during the year ended September 30, 2001, due to decreased foreign commission expense.

Research and development expenses, which are net of grant reimbursements, for the year ended September 30, 2002 decreased 5.6% to $1.5 million from $1.6 million for the year ended September 30, 2001. The decrease of $100,000 is primarily due to an increase in grant reimbursements of $540,000 from $240,000 for the years ended September 30, 2002 and 2001, respectively.

General and administrative expenses, for the year ended September 30, 2002 increased 17.3% to $4.5 million from $3.8 million for the year ended September 30, 2001, primarily as a result of an increase on both staffing costs and the number of employees on staff.

Other income (expense), net, was $(79,000) in the year ended September 30, 2002 as compared to $(384,000) in the year ended September 30, 2001, as a result of the decrease in interest expense due primarily to a decrease in interest rates.

The Company’s effective tax rate for 2002 was 30.9%, compared to 43.1% for fiscal 2001. This decrease was primarily due to the utilization of foreign net operating losses.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, the Company’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2003, the Company had cash and cash equivalents of $1.4 million compared to $0.8 million at September 30, 2002.

The Company’s net cash provided by operating activities was $2.9 million for the year ended September 30, 2003. Cash provided by operations during the year ended September 30, 2003 consisted of net income of $87,306, net non-cash charges of $2.5 million and a net increase of $0.4 million in operating assets and liabilities. The most significant item affecting the change in operating assets and liabilities was a decrease in inventory of $619,900 at September 30, 2003 from an increase of $(232,969) at September 30, 2002.

Cash used by investing activities decreased to $4.7 million for the year ended September 30, 2003 from $5.3 million for the year ended September 30, 2002, primarily due to the sale of non-strategic assets in West Lafayette, IN, offset by capital expenditures for construction projects in Evansville and West Lafayette and payments for the acquisition of LC Resources and PharmaKinetics Laboratories.

Cash provided by financing activities for the year ended September 30, 2003 was $2.4 million, compared to $3.7 million at September 30, 2002. This decrease was primarily due to reductions in the revolving line of credit, payment of capital lease obligations and payment for the refinancing of the Company’s bank debt in October 2002. These decreases were partially offset by borrowing under the construction line of credit for capital projects in West Lafayette.

The Company’s net cash provided by operating activities was $2.0 million for the year ended September 30, 2002. Cash provided by operations during the year ended September 30, 2002 consisted of net income of $1.1 million, non-cash charges of $1.9 million and a net decrease of $1.0 million in operating assets and liabilities. The most significant item affecting the change in operating assets and liabilities was an increase in prepaid expenses and other assets of $438,227 at September 30, 2002 from $232,425 at September 30, 2001.

Cash used by investing activities increased to $5.3 million for the year ended September 30, 2002 from $1.6 million for the year ended September 30, 2001, primarily due to capital expenditures for construction projects in Evansville and West Lafayette, Indiana. Cash provided by financing activities for the year ended September 30, 2002 was $3.7 million due to additional borrowings on the line of credit and increased long-term debt.

Capital Resources

Total expenditures by the Company for property and equipment were $5.3 million (funded by long-term debt and the construction line of credit), $4.7 million (funded by revolving line of credit) and $1.7 million (funded by revolving line of credit), in fiscal 2003, 2002 and 2001, respectively. Expenditures made in connection with the expansion of the Company’s operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom, physical plant improvements in Baltimore (2003), and purchase or upgrade of laboratory equipment account for the largest portions of these expenditures in each year. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services to be provided by the Company. Although the Company may consider strategic acquisition opportunities it does not intend to aggressively pursue additional acquisitions until the Company is fully utilizing existing capacity.

During 2001, the Company commenced construction to expand facilities at its preclinical site in Evansville, Indiana. Construction of these preclinical facilities were completed in March 2003 at a total cost of $3.5 million. During 2002, the Company began expanding facilities at its site in West Lafayette, Indiana. Phase one of this facility is expected to be fully functional in April 2004 at a cost of $3.0 million. Phases two and three will be completed as business justifies. Construction on the West Lafayette facilities is expected to have a total cost of $4.0 million when complete. The Company obtained financing for these construction projects with a bank (discussed below).

On December 13, 2002, the Company acquired LCR, a privately held company with headquarters in Walnut Creek, California and contract research laboratory in McMinnville, Oregon. The Company purchased all of the outstanding shares of LCR for approximately $2.0 million. The purchase price consisted of approximately $200,000 in cash and $1.8 million in 10% subordinated notes maturing on October 1, 2007. The holders of the notes will have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003.

On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company common stock valued at approximately $1.2 million for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4.0 million of 6% convertible notes payable due 2008 for all of PKLB’s Class A redeemable preferred stock. The notes are convertible into approximately 249,990 shares of the Company's common stock. The Company paid cash aggregating approximately $1.5 million representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

On October 29, 2002, the Company obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. These new credit agreements provide for a $6 million revolving line of credit with a bank and a mortgage note payable and two construction term loans payable with another bank aggregating $10 million. Borrowings under these new credit agreements are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman and CEO. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These new credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

The maximum amount available under the terms of the Company’s revolving line of credit is $6 million with outstanding borrowings limited to the borrowing base as defined in the agreement. As of September 30, 2003 the outstanding balance on this line of credit was $2,387,846. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by the Company.

As of September 30, 2003 interest on the entire outstanding balance was based on the prime rate of 4.00%. The Company pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit. Covenants contained in this revolving line of credit currently include obligations to list and sell the building in Baltimore by December 31, 2004.

On October 29, 2002 the Company obtained a $2,250,000 construction loan with a bank which expires November 1, 2012. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. The outstanding balance on this construction loan at September 30, 2003 was $1,675,753.

The Company has a mortgage note on recently completed laboratories at Evansville payable of $2,167,396 as of September 30, 2003, which matures on May 1, 2008. The loan requires monthly payments of principal and interest of $16,712 and a final principal payment of $1,623,832 due May 1, 2008. The note bears interest at the prime rate as of September 30, 2003.

The Company has a $5,410,000 commercial mortgage with a bank. The mortgage note requires 119 monthly principal payments of $22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate.

The following table summarizes the cash payments under the Company’s contractual term debt and lease obligations at December 26, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands).

	2004	2005	2006	2007	2008	After 2008	Total
Mortgage notes payable	$381	$390	$395	$400	$1,955	$3,810	$7,331
Subordinated debt*	651	460	360	360	4,107	---	5,938
Future debt obligtions**	36	69	56	48	40	2,001	2,250
Capital lease obligations	187	84	84	21	---	---	376
Operating leases	661	529	518	60	---	---	1,768

	$1,916	$1,532	$1,413	$889	$6,102	$5,811	$17,663

 *  Subordinated debt includes notes to related parties.

**  Future debt obligations is an estimate of payments upon the conversion in April 2004 of the current construction line of credit into a $2,250,000 mortgage note payable.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. The Company was in violation of one of the credit agreement's financial covenants for the fiscal year ended September 30, 2003. Subsequently, the related banks waived the violation. The Company has projected that it will also be in violation of one of the financial covenants for the twelve months ended December 31, 2003. On January 8, 2004, the banks waived compliance with this financial covenant for the twelve months ended December 31, 2003 and have amended certain of the financial covenants through September 30, 2004.

The Company has formulated and initiated a plan to further reduce debt and improve its cash flows to better enable it to satisfy credit agreement covenants. The plan includes, but is not limited to, aggressively marketing its products and services in an effort to better utilize its new capacity through a restructured business development staff, selling the building in downtown Baltimore (as required by its credit agreement), and pursuing IT-driven productivity improvement. Furthermore, based on its current business activities, the Company believes cash generated from its operations and amounts available under its existing credit facilities, combined with the action plan described above, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future and through September 30, 2004.

Inflation

The Company believes that inflation has not had a material adverse effect on its business, operations or financial condition.

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Revenue Recognition

The majority of the Company’s service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. The Company’s other service contracts generally consist of pre-clinical and clinical trial studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material to the Company.

Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

The Company product revenue is derived primarily from sales of equipment utilized for scientific research. Revenue from equipment not requiring installation, testing or training is recognized upon shipment to customers. One Company product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue is recognized upon completion of the installation, testing and training.

Impairment of Long-Lived Assets, Including Goodwill

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Goodwill is stated at cost. Prior to October 1, 2002, goodwill was amortized on a straight-line basis. Beginning October 1, 2002, the Company began to perform an annual test for impairment of goodwill. This test is performed by comparing, at the reporting unit level, the carrying value of goodwill to its fair value. The Company assesses fair value based upon its best estimate of the present value of future cash flows that it expects to generate by the reporting unit. The tests performed did not identify any instances of impairment. However, changes in expectations as to the present value of the reporting unit’s future cash flows might impact subsequent year’s assessments of impairment.

Other intangible assets are stated at cost and are amortized on a straight-line basis. The Company completes an assessment of impairment of intangible assets whenever factors, events or changes in circumstances indicate the carrying amount of the intangible assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

Of the $1,251,000 of intangible assets acquired from LCR, $180,000 was assigned to methodologies, $359,000 to the customer relationships, and $712,000 to the regulated facility/FDA compliant laboratory site. The Company estimated the economic useful life of the acquired methodologies and customer relationships to be 5 years with amortization recognized using the straight-line method. The Company has determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible not subject to amortization.

Of the $1,643,095 in preliminary value of the intangible assets acquired from PKLB, $236,477 in preliminary value was assigned to methodologies, $471,593 in preliminary value to the customer relationships, and $953,025 in preliminary value to the regulated facility/FDA compliant laboratory site. The Company estimated the economic useful life of the acquired methodologies and customer relationships to be 5 years with amortization recognized using the straight-line method. The Company has determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible not subject to amortization. The Company's estimate of fair values and allocation of the purchase price is subject to change pending the conclusion of the Company's analysis with the assistance of an independent valuation firm. Accordingly, the carrying value of assets subject to amortization and related estimated economic useful lives may change in future reporting periods until the Company completes the allocation.

In connection with adopting SFAS 142, the Company also reassessed the useful lives and the classifications of its identifiable intangible assets and determined that they continue to be appropriate. In 2001, the Financial Accounting Standards Board approved the issuance of SFAS 142, “Goodwill and Other Intangible Assets”, which established new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on October 1, 2002. The Company has completed a fair value based impairment test, on its goodwill acquired before July 30, 2001, as of October 1, 2002 and then in the fourth quarter of 2003. The test indicated that the fair value of the goodwill is equivalent to or greater than the recorded value as of such dates.

Income Tax Accounting

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date.

The Company recognizes deferred tax assets in its balance sheet which typically represent items deducted currently in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS No. 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on management’s estimate of future taxable income, the expected utilization of tax loss carry forwards and the expiration dates of tax loss carry forwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in the opinion of management, are reasonable under the circumstances.

Undistributed earnings in the Company’s foreign subsidiaries are considered by management to be permanently reinvested in such subsidiaries. Consequently, United States deferred tax liabilities on such earnings have not been recorded. Management believes that such United States taxes would be largely offset by foreign net operating loss carry forwards in applicable foreign jurisdictions.

New Accounting Pronouncements

Please refer to the Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure with regard to financial instruments is the changes in interest rates. The Credit Agreement between the Company and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at LIBOR plus 200 to 350 basis points, depending in each case upon the ratio of the Company’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at the Company’s option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of the Company.

The Company operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2003 and 2002. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of the Company by a material amount.

Item 8.        Financial Statements and Supplementary Data.

Report of Independent Auditors

Board of Directors and Shareholders
Bioanalytical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/  Ernst & Young, LLP
November 28, 2003, except for the last paragraph of the Senior Debt section of Note 7, as to which the date is January 8, 2004.

Consolidated Balance Sheets

	September 30,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,378,311	$825,964
Accounts receivable:
Trade	3,978,058	3,699,554
Grants	13,318	115,592
Unbilled revenues and other	954,369	739,008
Inventories	2,055,139	2,624,050
Deferred income taxes	464,682	455,033
Refundable income taxes	83,876	51,952
Prepaid expenses	396,487	282,906

Total current assets	9,324,240	8,794,059
Property and equipment:
Land and improvements	653,534	495,624
Buildings and improvements	23,426,966	14,475,933
Machinery and equipment	14,549,497	13,363,055
Office furniture and fixtures	1,105,042	1,114,157
Construction in process	2,414,366	2,359,211

	42,149,405	31,807,980
Less accumulated depreciation and amortization	(10,977,775)	(8,983,937)

	31,171,630	22,824,043

Goodwill, less accumulated amortization of $360,167 in 2003 and 2002	983,883	883,628
Intangible assets, net of accumulated amortization of $116,253	2,777,842	---
Debt issue costs	427,683	---
Other assets	299,953	960,881

Total assets	$44,985,231	$33,462,611

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,072,866	$2,459,325
Income taxes payable	---	41,488
Accrued expenses	1,245,353	752,934
Customer advances	1,657,518	1,285,311
Revolving line of credit	2,387,846	3,749,373
Current portion of capital lease obligations	123,371	1,137,925
Current portion of long-term debt, including $509,670 to related parties	1,131,904	278,928

Total current liabilities	9,618,858	9,705,284
Capital lease obligations, less current portion	---	123,371
Long-term debt, less current portion	6,948,538	3,123,756
Construction line of credit	1,675,753	---
Subordinated notes payable, including $854,660 to related parties, less current portion	5,188,262	---
Deferred income taxes	1,827,356	1,611,836
Shareholders' equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	---	---
Common shares, no par value:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,831,460 in 2003
and 4,578,516 in 2002	1,168,163	1,014,206
Additional paid-in capital	11,121,795	10,520,839
Retained earnings	7,498,417	7,411,111
Accumulated other comprehensive loss	(61,911)	(47,792)

Total shareholders' equity	19,726,464	18,898,364

Total liabilities and shareholders' equity	$44,985,231	$33,462,611

See accompanying notes.

Consolidated Statements of Income

	Year ended September 30,
	2003	2002	2001
Service revenue	$19,986,734	$16,139,602	$15,202,066
Product revenue	9,852,220	10,373,444	10,072,582

Total revenue	29,838,954	26,513,046	25,274,648

Cost of service revenue	15,624,636	11,556,269	9,660,288
Cost of product revenue	3,804,105	4,393,009	3,494,258

Total cost of revenue	19,428,741	15,949,278	13,154,546

Gross profit	10,410,213	10,563,768	12,120,102
Operating expenses:
Selling	2,853,229	2,939,929	3,204,056
Research and development	1,326,933	1,521,001	1,611,045
General and administrative	5,430,051	4,476,105	3,814,601

Total operating expenses	9,610,213	8,937,035	8,629,702

Operating income	800,000	1,626,733	3,490,400

Interest income	3,322	3,492	5,910
Interest expense	(709,777)	(205,002)	(417,211)
Other income	114,277	135,099	46,479
Gain (loss) on sale of property and equipment	362,755	(12,883)	(18,671)

Income before income taxes	570,577	1,547,439	3,106,907
Income taxes	483,271	480,994	1,340,150

Net income	$87,306	$1,066,445	$1,766,757

Net income per share
Basic	$0.02	$0.23	$0.39
Diluted	$0.02	$0.23	$0.38

Weighted average common shares outstanding
Basic	4,654,595	4,575,995	4,564,620
Diluted	4,673,448	4,625,381	4,600,498

See accompanying notes.

Consolidated Statements of Shareholders’ Equity

	Preferred Shares		Common Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance at September 30, 2000	$	---	$1,010,690	$10,496,505	$4,577,909	$(23,446)	$16,061,658
Comprehensive income (loss)
Net income		---	---	---	1,766,757	---	1,766,757
Other comprehensive loss:
Foreign currency
translation
adjustments		---	---	---	---	(9,281)	(9,281)

Total comprehensive income							1,757,476

Exercise of stock options		---	1,500	9,695	---	---	11,195

Balance at September 30, 2001		---	1,012,190	10,506,200	6,344,666	(32,727)	17,830,329

Comprehensive income (loss)
Net income		---	---	---	1,066,445	---	1,066,445
Other comprehensive loss:
Foreign currency
translation
adjustments		---	---	---	---	(15,065)	(15,065)

Total comprehensive income							1,051,380

Exercise of stock options		---	2,016	14,639	---	---	16,655

Balance at September 30, 2002		---	1,014,206	10,520,839	7,411,111	(47,792)	18,898,364

Comprehensive income (loss)
Net income		---	---	---	87,306	---	87,306
Other comprehensive loss:
Foreign currency
translation
adjustments		---	---	---	---	(14,119)	(14,119)

Total comprehensive income							73,187

Shares issued for acquisitions		---	148,621	567,512	---	---	716,133

Exercise of stock options		---	5,336	33,444	---	---	38,780

Balance at September 30, 2003	$	---	$1,168,163	$11,121,795	$7,498,417	$(61,911)	$19,726,464

See accompanying notes.

Consolidated Statements of Cash Flows

	Year ended September 30,
	2003	2002	2001

Operating activities
Net income	$87,306	$1,066,445	$1,766,757
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,681,692	2,042,004	1,761,709
(Gain) loss on sale of property and equipment	(362,755)	12,883	18,671
Deferred income taxes	137,662	(67,525)	362,313
Changes in operating assets and liabilities:
Accounts receivable	503,049	(288,295)	(903,212)
Inventories	618,900	(232,969)	(156,437)
Prepaid expenses and other assets	75,345	(438,227)	(232,425)
Accounts payable	(540,139)	(428,391)	1,220,462
Income taxes payable	(41,488)	138,537	162,086
Accrued expenses	(130,267)	6,193	127,743
Customer advances	(84,111)	221,844	(99,885)

Net cash provided by operating activities	2,945,194	2,032,499	4,027,782

Investing activities
Capital expenditures	(5,329,166)	(4,684,278)	(1,673,411)
Proceeds from sale of property and equipment	1,639,808	16,663	45,425
Loans to PharmaKinetics Laboratories, Inc.	---	(407,858)	---
Deferred acquisition costs for PharmaKinetics Laboratories, Inc.	---	(186,625)	---
Payments for purchase of PharmaKinetics Laboratories, Inc., net of cash acquired	(818,011)	---	---
Payments for purchase of LC Resources, Inc., net of cash acquired	(185,398)	---	---

Net cash used by investing activities	(4,692,767)	(5,262,098)	(1,627,986)

Financing activities
Borrowings of long-term debt	7,631,409	680,000	---
Payments of long-term debt	(3,704,659)	(252,328)	(234,097)
Borrowings on line of credit	5,223,054	4,635,321	1,003,428
Payments on line of credit	(6,584,581)	(1,121,635)	(3,035,022)
Borrowings on construction line of credit	1,675,753	---	---
Payments on capital lease obligations	(1,138,948)	(261,123)	(239,916)
Payments of debt issue costs	(490,806)	---	---
Payments on subordinated notes	(251,730)	---	---
Net proceeds from the exercise of stock options	38,780	16,655	11,195

Net cash provided (used) by financing activities	2,398,272	3,696,890	(2,494,412)

Effect of exchange rate changes	(93,352)	(15,065)	(9,281)

Net increase (decrease) in cash and cash equivalents	552,347	452,226	(103,897)
Cash and cash equivalents at beginning of year	825,964	373,738	477,635

Cash and cash equivalents at end of year	$1,378,311	$825,964	$373,738

See accompanying notes.

Bioanalytical Systems, Inc.
Notes to Consolidated Financial Statements
September 30, 2003

1.        Significant Accounting Policies

Nature of Business

Bioanalytical Systems, Inc. and its subsidiaries (“the Company” or the “Company”) engage in laboratory services and consulting related to pharmaceutical development. The Company also manufactures scientific instruments for medical research. The Company also sells its equipment and software for use in industrial, governmental and academic laboratories. The Company’s customers are located throughout the world.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Revenue Recognition

The majority of the Company’s service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. The Company’s other service contracts generally consist of preclinical and clinical trial studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known.

Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

The Company's product revenue is derived primarily from sales of instruments utilized for scientific research. Revenue from products not requiring installation, testing or training is recognized upon shipment to customers. One Company product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue is recognized upon completion of the installation, testing and training. The products business also generates small consulting contracts for applications support and service contracts for software updates, preventative maintenance and repairs.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral on trade accounts receivable. Management does not anticipate any significant losses and, accordingly, trade receivables in the accompanying balance sheet are recorded at their outstanding unpaid balances. Historical losses have not been significant.

The Company’s cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and their carrying amounts approximate fair value. The Company’s bank debt has primarily variable interest rates, thus their carrying amounts approximate fair value. The carrying value of the Company’s fixed rate debt also approximates its fair value.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows.

Property and Equipment

Property and equipment are recorded at cost, including interest capitalized in connection with the construction of major facilities. Depreciation, including amortization on capital leases, is computed using the straight-line method over the estimated useful lives of 3 through 40 years. Expenditures for maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets

Goodwill is stated at cost. Prior to October 1, 2002, goodwill was amortized on a straight-line basis ranging from 15 to 20 years. Other intangible assets are stated at cost and are amortized on a straight-line basis over five years. In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, which establishes new accounting and reporting requirements for goodwill and other intangible assets. The new standard requires that all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

The Company applied the provisions of SFAS 142 beginning on October 1, 2002. The Company has completed a fair value based impairment test, on its goodwill acquired before July 30, 2001, as of October 1, 2002 and then again during the fourth quarter of 2003. The test indicated that the fair value of the goodwill is equivalent to or greater than the recorded value as of such dates, therefore, no adjustment has been made to the carrying value of goodwill acquired before July 1, 2001 in the Company’s financial statements. In connection with adopting SFAS 142, for goodwill acquired prior to July 1, 2001, the Company determined that no intangible assets exist that are required to be accounted for apart from goodwill. The carrying amount of goodwill is as follows:

Goodwill, net of accumulated amortization at September 30, 2002	$883,628
Additions resulting from acquisitions	100,255

Goodwill, net of accumulated amortization at September 30, 2003	$983,883

The components of the Company’s intangible assets subject to amortization are as follows:

		As of September 30, 2003
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization
Methodologies	5	$416,477	$38,824
Customer relationships	5	830,593	77,429

		$1,247,070	$116,253

The Company has indefinite-lived intangible assets of $1,647,025 assigned to the acquired regulated facilities/Food and Drug Administration (“FDA”) compliant laboratory sites as of September 30, 2003.

Amortization expense for intangible assets during the fiscal year ended September 30, 2003 was $116,253. The following table provides information regarding estimated amortization expense for each of the following years ended September 30:

2004	$249,414
2005	249,414
2006	249,414
2007	249,414
2008	133,161

$1,130,817

The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

	Year Ended September 30,
	2003	2002	2001
Reported net income	$87,306	$1,066,445	$1,766,757
Goodwill amortization	---	54,794	38,522

Adjusted net income	$87,306	$1,121,239	$1,805,279

Basic net income per share
Reported net income per share	$ 0.02	$ 0.23	$ 0.39
Add: Goodwill amortization	---	0.02	0.01

Adjusted net income per share	$ 0.02	$ 0.25	$ 0.40

Diluted net income per share
Reported net income per share	$ 0.02	$ 0.23	$ 0.38
Add: Goodwill amortization	---	0.01	0.01

Adjusted net income per share	$ 0.02	$ 0.24	$ 0.39

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense was $237,337, $266,225 and $195,833 for 2003, 2002 and 2001, respectively.

Stock Based Compensation

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Risk-free interest rate	5.50%
Dividend yield	0.00%
Volatility factor of the expected market
price of the Company's common stock	0.	14 (0.53 in 2002 and 2001)
Expected life of the options (years)	7.0

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options are amortized to expense over the related vesting period. The Company’s pro forma information giving effect to the estimated compensation expense related to stock options is as follows:

	2003	2002	2001
Pro forma net income	$64,710	$1,046,189	$1,746,501
Pro forma net income per share	$0.01	$0.23	$0.38

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to certain guarantees and indemnifications issued or modified after December 31, 2002. Accordingly, any contractual guarantees or indemnifications the Company issues or modifies subsequent to December 31, 2002 will be evaluated and, if required, a liability for the fair value of the obligation undertaken will be recognized. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations during 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Based on its preliminary review of its interests in other entities, the Company does not expect that the adoption of FIN 46 will have a material impact its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that certain financial instruments that, under previous guidance, issuers could account for as equity be classified as liabilities in statements of financial position. Most of the guidance in SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not and is not expected to have a material impact on financial condition, results of operations, and cash flows of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.        Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of employee and director options to purchase common shares, convertible preferred shares, and convertible subordinated debt, which are assumed to be converted. The convertible subordinated debt was not dilutive.

The following table reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation as of September 30:

	2003	2002	2001

Shares:
Basic shares	4,654,595	4,575,995	4,564,620
Effect of dilutive securities
Options	18,853	49,386	35,878
Convertible subordinated debt	---	---	---

Diluted shares	4,673,448	4,625,381	4,600,498

Basic and diluted net income	$87,306	$1,066,445	$1,766,757

Basic EPS	$0.02	$0.23	$0.39
Diluted EPS	$0.02	$0.23	$0.38

3.        Acquisitions

The Company acquired two companies during the year ended September 30, 2003. Each of these acquisitions was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price has been allocated to the estimated fair values of net assets acquired.

LC Resources, Inc.

On December 13, 2002, the Company acquired LC Resources, Inc. (“LCR”), a privately-held company based in Walnut Creek, California. The Company purchased all of the outstanding shares of LCR for $1,998,847. The purchase price consisted of $198,847 in cash and $1.8 million in 10% subordinated notes maturing on October 1, 2007. The holders of the notes have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. The results of operations of LCR have been included with those of the Company since the date of the acquisition. LCR has been renamed BASi Northwest Laboratories, Inc.

The Company engaged an independent valuation firm to determine the fair value of identifiable intangible assets required to be accounted for apart from goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$638,527
Property and equipment	347,217
Intangible assets	1,251,000
Goodwill	43,303

Total assets acquired	2,280,047

Liabilities assumed	(281,200)

Net assets acquired	$1,998,847

Of the $1,251,000 of acquired other intangible assets, $180,000 was assigned to methodologies, $359,000 to the customer relationships and $712,000 to the regulated facility/FDA compliant laboratory site. The Company estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years and amortized using the straight-line method, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc. (“PKLB”) became a majority owned subsidiary through the conversion of $791,000 in convertible notes receivable to 4,992,300 shares of PKLB common stock, representing a 67% interest. On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company's common stock valued at $1,178,614 for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4,000,000 of 6% convertible notes payable due 2008 for all of PKLB’s Class A redeemable preferred stock. These notes are convertible into approximately 249,990 shares of the Company's common stock. The Company paid cash aggregating $1,505,886 representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

PKLB was a publicly traded company based in Baltimore, Maryland, and provides clinical research and development services to the pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. PKLB has been renamed BASi Maryland, Inc.

The purchase price has been allocated based on the estimated fair values of the assets and liabilities acquired. The purchase price has been preliminarily allocated as follows and is subject to change:

Current assets	$625,581
Property and equipment	6,320,588
Intangible assets	1,643,095
Goodwill	56,952

Total assets acquired	8,646,216

Liabilities assumed	(1,961,716)

Net assets acquired	$6,684,500

Of the $1,643,095 in preliminary value of the acquired intangible assets, $236,477 was assigned to methodologies, $471,593 was assigned to customer relationships and $935,025 has been assigned to the regulated facility/FDA compliant laboratory site. The Company estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years and amortized using the straight-line method, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

The Company’s estimate of fair values and allocation of the purchase price is preliminary and subject to change pending the final valuation, to be determined with the assistance of the independent valuation firm the Company has engaged. Accordingly, the carrying value of assets subject to amortization and their related estimated economic useful lives may change.

Unaudited Pro Forma Results

Unaudited pro forma results of operations after giving effect to certain adjustments resulting from the 2003 acquisitions were as follows as if the business combinations had occurred at the beginning of each period presented.

        (In thousands, except per share data)

	Year Ended September 30,
	2003	2002
Revenue	$32,704	$32,323
Net income (loss)	$(1,328)	$(49)
Earnings (loss) per share:
Basic and diluted	$(0.27)	$(0.01)

4.        Assets Held for Sale

In connection with the purchase of PKLB, the Company acquired land and a building valued at approximately $5.7 million, which approximates fair value. These assets are recorded in the consolidated balance sheet in land and improvements and buildings and improvements. The Company’s bank debt covenants require the sale of these assets as a condition of compliance. The Company intends to dispose of these assets by December 31, 2004 and has listed the property with a nationally recognized real estate firm.

5.        Inventories

Inventories at September 30 consisted of the following:

	2003	2002

Raw materials	$1,161,010	$1,347,184
Work in progress	337,676	338,996
Finished goods	657,969	1,090,914

	2,156,655	2,777,094
Less LIFO reserve	(101,516)	(153,044)

	$2,055,139	$2,624,050

6.        Lease Arrangements

The Company has capital lease arrangements used to finance the acquisition of equipment which conclude in 2004. Future minimum lease payments, based upon scheduled payments under the lease arrangements, as of September 30, 2003, total $126,931. Of this amount, $3,560 represents interest.

The total amount of property and equipment capitalized under capital lease obligations as of September 30, 2003 and 2002 was $1,917,625 and $2,776,645, respectively. Accumulated amortization on capital leases at September 30, 2003 and 2002 was $1,227,596 and $1,041,348, respectively.

On November 15, 2002 the Company sold $1,087,976 of equipment, including equipment under a capital lease, to a bank and is leasing the equipment back under an operating lease.

The Company leases office space and equipment under noncancelable operating leases that terminate at various dates through 2007. Certain of these leases contain renewal options. Total rental expense under these leases was $591,580, $213,111 and $192,123 in 2003, 2002 and 2001, respectively.

Future minimum lease payments at September 30, 2003 are as follows:

2004	$660,703
2005	529,354
2006	518,005
2007	59,712

$1,767,774

7.        Debt Arrangements

Long-term debt consisted of the following at September 30:

	2003	2002
Mortgage note payable to a bank, payable in monthly principal installments of
$22,542 plus interest, followed by a final payment for the unpaid principal amount of $2,727,502 due November 1, 2012. Interest is charged at the prime rate
(4.0% at September 30, 2003).	$5,162,038	$ ---

Mortgage note payable to a bank, payable in monthly principal and interest installments of $16,712, followed by a final payment for the unpaid principal amount due May 1, 2008. Interest is charged at the prime rate (4.00% at
September 30, 2003).	2,167,396	---

Note payable to former director of PKLB and current director of the Company
refinanced in December 2003 (Note 12). Payment of interest only at 8% per annum until maturity. Payable in a combination of common shares and cash at payee election.	350,000	---

Demand note payable to former officer of PKLB and current employee of the Company
Interest payable at 8% per annum. (Note 12)	41,000

6% convertible subordinated notes payable due January 1, 2008. Interest payable in arrears on the 15th of January and July after June 1, 2004. (4.67% effective
rate)	4,000,000	---

10% subordinated notes payable due October 1, 2007. Holders can require the
Company to repay 20% of the original outstanding balance each October 1.
Interest payable upon demand each October 1 through maturity.	1,548,270	---

Mortgage notes payable to bank repaid with new borrowings on October 29, 2002.
	---	3,402,684

	13,268,704	3,402,684

Less current portion	1,131,904	278,928

	$12,136,800	$ 3,123,756

The following table summarizes the Company’s principal payment obligations for the years ending September 30:

2004	1,131,904
2005	749,601
2006	754,521
2007	759,645
2008	6,063,514
Thereafter	3,809,519

$13,268,704

Cash interest payments of $599,317, $250,615 and $329,544 were made in 2003, 2002 and 2001, respectively. Cash interest payments for 2003 included interest of $37,302 which was capitalized. These amounts included interest required to be paid on a portion of the undistributed earnings of a subsidiary, which qualifies as a domestic international sales corporation.

Senior Debt

On October 29, 2002, the Company obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. Borrowings under these new credit agreements are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman and CEO. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These new credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

The Company’s revolving line of credit limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $6 million. As of September 30, 2003, the outstanding balance on this line of credit was $2,387,846. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by the Company, depending upon certain financial ratios. As of September 30, 2003, interest on the entire outstanding balance was based on the prime rate of 4.00%. The Company pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit.

On October 29, 2002, the Company obtained a $2,250,000 construction loan with a bank which expires November 1, 2012. The loan requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. The outstanding balance on this construction loan at September 30, 2003 was $1,675,753.

To obtain the foregoing new credit agreements, the Company entered into an agreement with Periculum Capital Company, LLC (Periculum). Under the terms of the agreement, the Company paid $300,000 in fees to Periculum upon closing of the refinancing. A principal of Periculum is a shareholder of the Company.

The Company was in violation of one of the credit agreement's financial covenants for the fiscal year ended September 30, 2003. Subsequently, the related banks waived the violation. The Company has projected that it will also be in violation of one of the financial covenants for the twelve months ended December 31, 2003. On January 8, 2004, the banks waived compliance with this financial covenant for the twelve months ended December 31, 2003 and have amended certain of the financial covenants through September 30, 2004.

Subordinated Debt

In connection with the acquisition of LCR (Note 3), the Company issued subordinated notes of $1,800,000. The Company made principal payments of $251,730 and interest payments of $100,346 on September 30, 2003. These notes are subordinated to the Company’s senior debt.

In connection with the acquisition of PKLB (Note 3) ,the Company issued $4,000,000 of 6% convertible notes payable, including $500,000 payable to a current director of the Company, due January 1, 2008. These notes are non-interest bearing until June 1, 2004. The Company is accruing interest expense over the term of these notes using the effective interest rate method. After June 1, 2004 the holders of these notes may convert all or part of the outstanding notes and accrued interest to common stock of the Company at a conversion rate of $16 per common share. These notes are convertible into approximately 249,990 shares of the Company's common stock. The Company, at its option, may prepay all or any portion of the outstanding notes plus accrued interest, with prior written notice to the holders. As of September 30, 2003, the Company has not made notice to any holders of these notes. These notes are subordinated to the Company’s senior debt.

8.        Income Taxes

Significant components of the Company’s deferred tax liabilities and assets as of September 30 are as follows:

	2003	2002
Deferred tax liabilities:
Tax over book depreciation	$1,770,583	$1,498,289
Deferred DISC income	56,773	113,547

Total deferred liabilities	1,827,356	1,611,836
Deferred tax assets:
Inventory pricing	87,056	129,745
Accrued vacation	202,645	169,985
Accrued expenses and other--net	174,981	155,303
Foreign net operating loss	422,974	289,861

Total deferred tax assets	887,656	744,894
Valuation allowance for
deferred tax assets	(422,974)	(289,861)

Net deferred tax assets	464,682	455,033

Net deferred tax liabilities	$1,362,674	$1,156,803

Significant components of the provision (benefit) for income taxes are as follows:

	2003	2002	2001
Current:
Federal	$163,820	$223,761	$680,469
State	117,400	310,724	297,368
Foreign	(3,820)	14,034	---

Total current	277,400	548,519	977,837
Deferred:
Federal	163,288	(60,603)	337,601
State	42,583	(6,922)	24,712

Total deferred	205,871	(67,525)	362,313

	$483,271	$480,994	$1,340,150

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increases (decreases):
Amortization of goodwill and
other nondeductible expenses	3.3	2.2	0.9
Benefit of foreign sales
corporation, net	(4.5)	(2.4)	(0.9)
State income taxes, net of
federal tax benefit	17.7	9.3	5.8
Research and development credit	---	(0.8)	(1.0)
Nondeductible foreign losses	24.8	(12.5)	3.4
Other	9.4	1.1	0.9

	84.7%	30.9%	43.1%

In fiscal 2003, 2002 and 2001, the Company’s foreign operations generated income (loss) before income taxes of $(415,977), $621,699 and $(359,297), respectively.

Payments made in 2003, 2002 and 2001 for income taxes amounted to $351,589, $400,600 and $1,095,000, respectively.

The Company has foreign net operating loss carryforwards of $1,321,794 that have an indefinite life under current UK tax law.

9.        Stock Option Plans

The Company established an Employee Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to employees of the Company. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

A summary of the Company’s stock option activity and related information for the years ended September 30 is as follows:

	2003		2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding--
beginning of year	113,114	$4.59	124,964	$4.39	134,235	$4.27
Exercised	(24,087)	1.61	(9,100)	1.83	(6,771)	1.65
Granted	27,000	2.80	---	---	---	---
Terminated	(9,500)	5.83	(2,750)	4.93	(2,500)	5.00

Outstanding--
end of year	106,527	$4.70	113,114	$4.59	124,964	$4.39

In 2003, the Company granted 27,000 shares under the Outside Director Stock Option Plan. The weighted average fair value of options granted in 2003 was $2.80. These options become exercisable in two equal installments at six months and one year from the grant date.

The following applies to options outstanding at September 30, 2003:

Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2003	Weighted Average Exercise Price
$1.51-2.10	7,027	0.28	$2.10	7,027	$2.10
$2.11-8.00	99,500	6.17	$4.88	46,625	$5.88
	106,527			53,652

10.        Retirement Plan

The Company established an Internal Revenue Code Section 401(k) Retirement Plan (the Plan) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant’s total wages to the Plan and matches 44% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. The Company made no discretionary contributions under the plan in 2003, 2002, and 2001. Contribution expense was $402,148, $369,023 and $324,674 in 2003, 2002 and 2001, respectively.

11.        Segment Information

The Company operates in two principal segments — research services and research products. The Company’s services unit provides research and development support on a contract basis directly to pharmaceutical companies. The Company’s analytical products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The Company evaluates performance and allocates resources based on these segments. Certain assets of the Company are not directly accounted for separately to the service or product segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. Management does not allocate such items to its principal segments because they are not used to evaluate their financial position. The accounting policies of theses segments are the same as those described in the summary of significant accounting policies.

Operating Segments:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)

Revenue
Service	$19,987	$16,140	$15,202
Product	9,852	10,373	10,073

Total	$29,839	$26,513	$25,275

Operating Income
Service	$(205)	$1,142	$2,629
Product	1,005	485	861

Total operating income	800	1,627	3,490
Corporate expenses	(229)	(80)	(383)

Income before income taxes	$571	$1,547	$3,107

Operating Segments (continued):

	Year Ended September 30,
	2003	2002		2001
	(in thousands)

Identifiable Assets
Service	$36,387		$25,582		$22,887
Product	6,267		6,565		3,961
Corporate	2,331		1,316		1,129

Total	$44,985		$33,463		$27,977

Goodwill, net
Service	$610		$510		$589
Product	374		374		374

Total	$984		$884		$963

Intangible Assets, net
Service	$2,778	$	---		$--
Product	---		---		---

Total	$2,778	$	---	$	---

Depreciation and Amortization
Service	$2,416		$1,518		$1,242
Product	266		524		520

Total	$2,682		$2,042		$1,762

Capital Expenditures
Service	$5,291		$3,843		$1,584
Product	38		841		89

Total	$5,329		$4,684		$1,673

Geographic Information:

	Year Ended September 30,
	2003	2002	2001
	(in thousands)

Sales to external customers:
North America	$23,887	$20,238	$20,536
Pacific Rim	988	913	902
Europe	3,073	4,401	2,337
Other	1,891	961	1,500

Total	$29,839	$26,513	$25,275

Long-lived assets:
North America	$33,630	$22,700	$18,691
Europe	2,031	1,969	1,416

Total	$35,661	$24,669	$20,107

Major Customers:

During 2003 Pfizer and Pharmacia, the Company’s two largest clients in 2002 and 2001, merged. Treated as a single entity in 2003, 2002 and 2001, Pfizer would have accounted for approximately 16.0%, 28.3% and 30.6%, respectively, of the Company’s total revenues and 17.2% and 22.0% of total trade accounts receivable at September 30, 2003 and 2002, respectively.

12.        Related Party Transactions

As of September 30, 2003, the Company has two notes payable totaling $850,000 to a current director of the Company and a former director of PKLB. Prior to the acquisition of PKLB, this director made loans to PKLB to support their cash needs under the terms of a $350,000 convertible promissory note. On December 31, 2003, the Company issued a $350,000 8% new convertible note payable ("New Note"), in exchange for a $350,000 outstanding convertible note payable ("Old Note") dated November 22, 2002, to a former director of PKLB and current director of the Company. The New Note was convertible into the Company's common shares at a price based upon the market price of the common shares at or about the time of the conversion and was scheduled to mature on June 1, 2005. On that same day, the Company prepaid $100,000 of the outstanding principal amount of the New Note, plus approximately $31,000 in accrued interest, and the holder converted $150,000 of the New Note into 38,042 of the Company's common shares. Following the prepayment and conversion, the Company issued the holder a new 8% note due June 2, 2005, on substantially the same terms as the New Note, for the remaining $100,000 principal amount. The director also received a $500,000 6% subordinated note, in exchange for his preferred shares of PKLB, issued in the acquisition of PKLB (Note 7).

At September 30, 2003, the Company has a subordinated note payable of $474,682 to a former shareholder of LCR and current general manager of BASi Northwest. This note was issued in connection with the acquisition of LCR (Note 7).

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Based on their most recent evaluation, which was completed as of September 30, 2003, the Company’s Chief Executive Officer and interim Chief Financial Officer believe that, except as described below, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2003 in timely alerting the Company’s management to material information required to be included in this Form 10-K and other Exchange Act filings. Upon completing their review, the Chief Executive Officer and the interim Chief Financial concluded that the Company was not producing final versions of its Exchange Act reports sufficiently early to allow the Chief Executive Officer to thoroughly review them. Since September 30, 2003, the Company has shifted responsibility for the preparation of the Exchange Act reports to different personnel, has formed a Disclosure Committee to review its Exchange Act reports, has adopted a more structured timetable for completing the required disclosure and has obtained more extensive involvement by the Chief Executive Officer in the preparation of the reports.

Except as indicated below, there were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective action.

The Company’s independent auditors have informed the audit committee that a material weakness has been identified in the Company's internal control for the year ended September 30, 2003. Specifically, the independent auditors noted that the Company's internal control failed to timely alert management of potential loan covenant noncompliance. The Company did not have procedures in place to monitor near-term future financial position and results of operations to enable it to take operational action in the event of potential loan covenant noncompliance. The Company has taken measures to correct this material weakness in the form of enhancing its planning process and creating procedures to more timely identify credit agreement compliance issues.

The Company's controller resigned on July 31, 2003, although she continued to work on a part-time basis through November 1, 2003, and the Chief Financial Officer resigned on October 31, 2003. Since these resignations, the Company has appointed an interim Chief Financial Officer and the Company is in the process of recruiting to fill these positions. The Company has made interim arrangements with a consulting firm to provide the additional necessary support needed while the search for a new controller and a new Chief Financial Officer continues.

Part III

Item 10.        Directors and Executive Officers of the Registrant.

The following information concerns the persons who served as the directors of the Company as of September 30, 2003. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position

Peter T. Kissinger, Ph.D.	59	Chairman of the Board;
		President; Chief Executive Officer
Ronald E. Shoup, Ph.D.	52	Chief Operating Officer, BASi Contract
		Research Services; Director
Candice B. Kissinger	52	Senior Vice President, Marketing;
		Secretary and Director
William E. Baitinger	69	Director
Leslie B. Daniels	56	Director
John A. Kraeutler	55	Director [Resigned November 14, 2003]
W. Leigh Thompson	64	Director

Information concerning Peter T. Kissinger, Ph.D. is incorporated by reference to the discussion under Item 1 "Executive Officers of the Registrant" in this report.

Information concerning Ronald E. Shoup, Ph.D. is incorporated by reference to the discussion under Item 1 "Executive Officers of the Registrant" in this report.

Information concerning Candice B. Kissinger is incorporated by reference to the discussion under Item 1 “Executive Officers of the Registrant” in this report.

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

Leslie B. Daniels served as a director of PharmaKinetics Laboratories, Inc., recently acquired by the Company. Mr. Daniels is a founding partner of CAI, a private equity fund in New York City. He previously was President of Burdge, Daniels & Co., Inc., a principal in venture capital and buyout investments as well as trading of private placement securities, and before that, a Senior Vice President of Blyth, Eastman, Dillon & Co. where he had responsibility for the corporate fixed income sales and trading departments. Mr. Daniels is a former Director of Aster-Cephac SA, IVAX Corporation, MIM Corporation, Mylan Laboratories, Inc., NBS Technologies Inc. and MIST Inc. He was also Chairman of Zenith Laboratories, Inc. and currently serves as a Director of SafeGuard Health Enterprises, Inc.

John A. Kraeutler has served as a director of the Company since January 1997. Mr. Kraeutler has been President and Chief Operating Officer of Meridian Bioscience, Inc. since August 1992 and is also a director. Prior to joining Meridian Bioscience, Inc., Mr. Kraeutler held a progression of technical, marketing and general management positions with a number of healthcare companies, including Carter-Wallace, Becton Dickinson and Organon (Akzo Nobel). Mr. Kraeutler has Bachelor of Science degree in Biology from Fairleigh Dickinson University and a Master of Business Administration in Marketing and a Master of Science degree in Biology from Seton Hall University. Mr. Kraeutler resigned from the Board of Directors effective November 14, 2003.

W. Leigh Thompson, Ph.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson was Professor of Medicine at Case Western Reserve and Indiana Universities, President of the society of Critical Care Medicine and Chief Scientific Officer at Eli Lilly and Company. He earned a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science and a Ph.D. in Pharmacology from the Medical University of South Carolina, a Medical Doctor degree from The Johns Hopkins University and was awarded a Ph.D. of Science from the Medical University of South Carolina. Dr. Thompson is also a director of La Jolla Pharmaceutical Company, Diabetogen Bioscience, Inc., Medarex, Inc., Guilford Pharmaceuticals, Inspire Pharmaceuticals, Inc., Sontra Medical Corp., and DepoMed.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. The Board of Directors has determined that Leslie B. Daniels is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). Leslie B. Daniels is “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics that applies to the Company’s Officers and Directors.

Item 11.        Executive Compensation.

The information included under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information contained under the captions “Share Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference in response to this item.

For additional information regarding the Company’s stock option plans, please see Note 9 in the Notes to Consolidated Financial Statements in this report.

Item 13.        Certain Relationships and Related Transactions.

The information included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14.        Principal Accounting Fees and Services.

Not applicable, pursuant to SEC Release 33-8183.

[Remainder of page intentionally left blank.]

Part IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)         Documents filed as part of this Report.

1.	Financial Statements:

Included in Item 8 of Part II of this report as follows:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 2003 and 2002.

Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

        (b)         Reports on Form 8-K.    Form 8-K dated July 3, 2003 relating to other events under Item 5.

        (c)         Exhibits.    See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2004	BIOANALYTICAL SYSTEMS, INC.
  (Registrant)

By:  /s/  Peter T. Kissinger
Peter T. Kissinger
President, Chairman and Chief Executive Officer

By:  /s/  Michael P. Silvon
Michael P. Silvon
Chief Financial Officer (Interim)
Vice President, Planning & Development

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2004

/s/ Michael P. Silvon Michael P. Silvon	Chief Financial Officer (Interim) VP Planning & Development (Principal Financial and Accounting Officer)	January 13, 2004

/s/ William E. Baitinger	Director	January 13, 2004
William E. Baitinger

/s/ Leslie B. Daniels	Director	January 13, 2004
Leslie B. Daniels

/s/ Candice B. Kissinger	Director	January 13, 2004
Candice B. Kissinger

/s/ Ronald E. Shoup	Director	January 13, 2004
Ronald E. Shoup

/s/ W. Leigh Thompson	Director	January 13, 2004
W. Leigh Thompson

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibit

(3)	3.1	Second Amended and Restated Articles of Incorporation of XXX Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8K filed November 21, 2002).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2003).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

10.3
Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan, as amended January 24, 2003 (incorporated by reference to Appendix A to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan, as amended January 24, 2003 (incorporated by reference to B to definitive Proxy Statement SEC File No. 000-23357).

10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement.

10.7
Master Equipment Lease Agreement by and between Bioanalytical Systems, Inc. and Keycorp Leasing, dated December 5, 1997 (incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 2002).

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibit

10.8
Credit Agreement by and between Bioanalytical Systems, Inc., and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.10 of Form 10-K for the fiscal year ended September 30, 2002).

10.9
General Security Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.11 of Form 10-K for the fiscal year ended September 30, 2002).

10.10
Trademark Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.12 of Form 10-K for the fiscal year ended September 30, 2002).

10.11
Patent Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended September 30, 2002).

10.12
Promissory Note by and between Bioanalytical Systems, Inc. and The Provident Bank, dated October 29, 2002 related to loan in the amount of $6,000,000 (incorporated by reference to Exhibit 10.14 of Form 10-K for the fiscal year ended September 30, 2002).

10.13
First Amendment to Credit Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank dated May 30, 2003 (incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2003).

10.14	Second Amendment to Credit Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank dated November 17, 2003.

10.15	Third Amendment to Credit Agreement by and between Bioanalytical Systems, Inc. and The Provident Bank dated January 8, 2004.

10.16
Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended September 30, 2002).

10.17
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended September 30, 2002).

10.18
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended September 30, 2002).

10.19
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 2002).

10.20
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended September 30, 2002).

Number Assigned In Regulation S-K Item 601	Description of Exhibits	Sequential Numbering System Page Number of Exhibit

10.21
Secured Convertible Revolving Note, dated November 14, 2002, payable by PharmaKinetics Laboratories, Inc. to Bioanalytical Systems, Inc. in the original principal amount of up to $925,000 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 21, 2002).

10.22	Letter Agreement by and between Bioanalytical Systems, Inc. and Michael P. Silvon dated March 12, 1997.

(13)
2003 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

(21)	21.1	Subsidiaries of the Registrant

(23)	23.1	Consent of Independent Auditors

(31)	31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

(99)	99	Risk Factors