Form 10-Q
period 2003-12-31
BIOANALYTICAL SYSTEMS INC
filed 2004-02-17
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended December 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

         As of January 31, 2004, 4,869,502 Common Shares of the registrant were outstanding.

–  1  –

PAGE
NUMBER

PART I.	FINANCIAL INFORMATION Condensed Consolidated Financial Statements (Unaudited):

Item 1.	Condensed Consolidated Balance Sheets as of
	December 31, 2003 and September 30, 2003	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended December 31, 2003 and 2002	4

	Condensed Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2003 and 2002	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES	16

–  2  –

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) December 31, 2003	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$824	1,378
Accounts receivable
Trade	5,060	3,978
Grants	13	13
Unbilled revenues and other	717	954
Inventories	2,203	2,055
Deferred income taxes	465	465
Refundable income taxes	137	84
Prepaid expenses	567	397

Total current assets	9,986	9,324

Property and equipment, net	32,096	31,171
Goodwill	1,502	984
Intangible assets, net	2,715	2,778
Debt issue costs	409	428
Other assets	353	300

Total assets	$47,061	$44,985

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,046	$3,073
Accrued expenses	1,371	1,245
Customer advances	1,926	1,658
Revolving line of credit	3,286	2,388
Current portion of capital lease obligation	159	123
Current portion of long-term debt	777	1,132

Total current liabilities	10,565	9,619

Capital lease obligation, less current portion	122	—
Long-term debt, less current portion	6,957	6,949
Construction line of credit	2,250	1,676
Subordinated debt, long-term	5,188	5,188
Deferred income taxes	2,252	1,827

Shareholders equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	—	—
Common Shares:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,869,502 at December 31, 2003
and 4,831,460 at September 30, 2003	1,177	1,168
Additional paid-in capital	11,263	11,122
Retained earnings	7,368	7,498
Accumulated other comprehensive loss	(81)	(62)

Total shareholders' equity	19,727	19,726

Total liabilities and shareholders' equity	$47,061	$44,985

See accompanying notes to condensed consolidated financial statements.

–  3  –

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2003	2002
Service revenue	$5,978	$4,532
Product revenue	2,799	2,442

Total revenue	8,777	6,974

Cost of service revenue	5,059	3,255
Cost of product revenue	1,083	1,034

Total cost of revenue	6,142	4,289

Gross profit	2,635	2,685

Operating expenses:
Selling	626	758
Research and development	246	368
General and administrative	1,847	1,090

Total operating expenses	2,719	2,216

Operating income (loss)	(84)	469

Interest income	1	1
Interest expense	(207)	(110)
Other income	16	29
Gain on sale of property and equipment	—	37

Income (loss) before income taxes	(274)	426
Income tax expense (benefit)	(144)	151

Net income (loss)	$(130)	$275

Net income (loss) per share
Basic	$(0.03)	$0.06
Diluted	$(0.03)	$0.06

Weighted average common shares outstanding
Basic	4,831,874	4,579,034
Diluted	4,831,874	4,636,591

See accompanying notes to condensed consolidated financial statements.

–  4  –

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended December 31,
	2003	2002
Operating activities
Net income (loss)	$(130)	$275
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	829	569
Gain on sale of property and equipment	—	(37)
Deferred income taxes	(93)	51
Changes in operating assets and liabilities:
Accounts receivable	(845)	(551)
Inventories	(148)	43
Prepaid expenses and other assets	(288)	(119)
Accounts payable	(27)	(418)
Income taxes payable	—	(45)
Accrued expenses	126	(161)
Customer advances	268	(85)

Net cash used by operating activities	(308)	(478)

Investing activities
Capital expenditures	(1,351)	(2,571)
Proceeds from sale of property and equipment	—	859
Payments for purchase of net assets from LC Resources, Inc. net of cash	—	(163)
Loans to PharmaKinetics Laboratories, Inc.	—	(375)
Deferred acquisition costs for PharmaKinetics Laboratories, Inc.	—	(85)

Net cash used by investing activities	(1,351)	(2,335)

Financing activities
Borrowings on line of credit	3,611	3,826
Payments on line of credit	(2,713)	(3,635)
Borrowings on construction line of credit	574	2,654
Payments on capital lease obligations	(69)	(928)
Borrowings of long-term debt, net of issuance costs	—	5,110
Payments of long-term debt	(196)	(3,448)
Net proceeds from the exercise of stock options	—	19

Net cash provided by financing activities	1,207	3,598

Effects of exchange rate changes	(102)	1

Net increase (decrease) in cash and cash equivalents	(554)	786
Cash and cash equivalents at beginning of period	1,378	826

Cash and cash equivalents at end of period	$824	$1,612

See accompanying notes to condensed consolidated financial statements.

–  5  –

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi”) engage in laboratory services and consulting related to pharmaceutical development. The Company also manufactures scientific instruments for medical research. The Company also sells its equipment and software for use in industrial, governmental and academic laboratories. The Company’s customers are located throughout the world.

The accompanying interim condensed consolidated financial statements are unaudited, and have been prepared by BASi pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete consolidated financial statements, and therefore these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2003. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2003 and 2002 include all adjustments which are necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended December 31, 2003 are not necessarily indicative of the results for the year ending September 30, 2004.

2.    Stock Based Compensation

At June 30, 2003, BASi had four stock-based employee compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements of BASi included on BASi’s Form 10-K for the year ended September 30, 2003. BASi accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in the net income of BASi, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if BASi, for the three months ended December 31, 2003, had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation (in thousand except per share data).

	2003		2002
Net income (loss) as reported	$(130)		$275
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(6)		(5)

Pro forma net income (loss)	$(136)		$270

Earnings (loss) per share:
Basic and diluted - as reported	$(0.0	3)	$0.06
Basic and diluted - pro forma	$(0.0	3)	$0.06

3.    Earnings per Share

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

–  6  –

3.    Earnings per Share (continued)

The following table reconciles both the numerator and the denominator of the basic earnings per share computation to the numerator and the denominator of the diluted earnings per share from continuing operations computation for the three months ended December 31:

	2003	2002
Shares:
Basic shares	4,831,874	4,579,034
Effect of dilutive securities
Options	—	57,557
Convertible subordinated debt	—	—

Diluted shares	4,831,874	4,636,591

Basic and diluted net income (loss)	$(130,000)	$275,000

Basic earnings (loss) per share	$(0.03)	$0.06
Diluted earnings( loss) per share	$(0.03)	$0.06

4.    New Accounting Pronouncement

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. Based on its review of its interests in other entities, the adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations.

5.    Acquisitions

LC Resources, Inc.

On December 13, 2002 the Company acquired LC Resources, Inc. (“LCR”), now BASi Northwest Laboratories, Inc. The Company purchased all of the outstanding shares of LCR for $1,998,847. The purchase price consisted of cash payments of $198,847 and issuance of $1.8 million in 10% subordinated notes payable. The Company engaged an independent valuation firm to determine the fair value of identifiable intangible assets required to be accounted for apart from goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$639
Property and equipment	347
Intangible assets	1,251
Goodwill	561

Total assets acquired	2,798

Liabilities assumed	(799)

Net assets acquired	$1,999

As of December 31, 2003 the Company recorded a deferred tax liability in the amount of $517,721with a corresponding adjustment to goodwill. The intangible assets arising from this transaction include $180,000 assigned to methodologies, $359,000 assigned to customer relationships and $712,000 assigned to the regulated facility/FDA compliant laboratory site, an indefinite lived asset. The Company estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, amortized using the straight-line method, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

–  7  –

5.    Acquisitions (continued)

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc. (“PKLB”) became a majority owned subsidiary through the conversion of $791,000 in convertible notes receivable to 4,992,300 shares of PKLB common stock, representing a 67% interest. On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company’s common stock valued at $1,178,614 for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4,000,000 of 6% convertible notes payable due 2008 for all of PKLB’s Class A redeemable preferred stock. These notes are convertible into approximately 250,000 shares of the Company’s common stock.

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

This acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standards No. 141, “Business Combinations.” The purchase price has been allocated based on the estimated fair values of the assets and liabilities acquired. The purchase price has been preliminarily allocated as follows and is subject to change (in thousands of dollars):

Current assets	$626
Property and equipment	6,321
Intangible assets	1,643
Goodwill	59

Total assets acquired	8,647

Liabilities assumed	(1,962)

Net assets acquired	$6,685

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

6.    Inventories

Inventories consisted of the following (in thousands):

	December 31, 2003	September 30, 2003
Raw materials	$1,160	$1,161
Work in progress	327	338
Finished goods	818	658

	2,305	2,157
Less LIFO reserve	(102)	(102)

	$2,203	$2,055

–  8  –

7.    Segment Information

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

The following table presents required segment information (in thousands):

	Three Months Ended December 31,
	2003	2002
Operating income (loss):
Services	$(710)	$382
Products	626	87

Total operating income (loss)	(84)	469
Corporate expenses	(190)	(43)

Income (loss) before income taxes	$(274)	$426

8.    Related Party Transactions

Prior to the acquisition of PKLB in June 2003, a current director of the Company and a former director of PKLB made loans to PKLB to support their cash needs under the terms of a $350,000 convertible promissory note (“Old Note”) dated November 22, 2002. On December 31, 2003, the Company issued a $350,000 8% new convertible note payable (“New Note”) in exchange for the Old Note. The New Note was convertible into the Company’s common shares at a price based upon the market price of the common shares at or about the time of the conversion and was scheduled to mature on June 1, 2005. On that same day, the Company prepaid $100,000 of the outstanding principal amount of the New Note, plus approximately $31,000 in accrued interest, and the holder converted $150,000 of the New Note into 38,042 of the Company’s common shares. Following the prepayment and conversion, the Company issued the holder a new 8% note due June 1, 2005, on substantially the same terms as the New Note, for the remaining $100,000 principal amount.

–  9  –

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2003. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared With Three Months Ended December 31, 2002

Revenue for the first fiscal quarter ended December 31, 2003 increased 25.9 % to $8.8 million compared to $7.0 million for the first quarter ended December 31, 2002. Service revenue increases were the result of the Company’s two acquisitions completed in 2003. Preclinical services capacity utilization and UK based bioanalytical services showed significant improvement as the quarter ended. Product revenues continued to be strong, driven by increasing Culex ABS sales.

Cost of revenue for the first quarter ended December 31, 2003 was $6.2 million or 70% of revenue compared to $4.3 million, or 62% of revenue for the first quarter ended December 31, 2002. The increase in cost of revenue is related to the Company’s services business segment and is due to the acquisitions in fiscal 2003 and a material loss from unreimbursed project overruns on one contract. The increase in cost of revenue as a percentage of revenue is mostly due to operating inefficiencies in the service segment as the Company integrates the acquisitions. Changing site infrastructure and absorbing new job paradigms reduced productive work. The project overrun mentioned earlier, new staff in training, and lower than optimal capacity utilization at newly acquired and recently expanded facilities contributed to this increase. The Company also experienced routine inefficiencies as it began planning, training for, promoting, acquiring and managing new business development across new operating units.. The product segment cost of revenue increased slightly but as a percentage of product revenue decreased over the prior year quarter due to a higher margin product mix.

Selling expenses for the three months ended December 31, 2003 decreased 17.4% to $626,000 from $758,000 for the three months ended December 31, 2002. Research and development expenses, which are net of grant reimbursements, for the three months ended December 31, 2003 decreased 33.2% to $246,000 from $368,000 for the three months ended December 31, 2002. These decreases are primarily attributable to the Company’s efforts to control expenses.

General and administrative expenses for the three months ended December 31, 2003 increased 69.4% to $1,847,000, up from $1,090,000 for the three months ended December 31, 2002. This increase is primarily attributable to the Company’s acquisitions in fiscal 2003, higher-than-planned financial audit costs, and incremental financial consulting fees incurred due to the resignation of the Company’s Chief Financial Officer as previously disclosed. As the Company integrates its acquisitions and recruits new financial management, it expects to decrease overall general and administrative costs.

Interest expense increased 88.2% to $207,000 in the three months ended December 31, 2003 from $110,000 in the comparable quarter of the prior year. This increase is due to interest expense on the subordinated debt issued in connection with the Company’s 2003 acquisitions and increases in long-term debt due to facility expansions at its Evansville and West Lafayette sites.

BASi’s effective tax rate for the three months ended December 31, 2003 was 52.6% compared to 35.4% for the three months ended December 31, 2003.

–  10  –

The Company discloses earnings before interest, taxes, depreciation and amortization (EBITDA), which is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP) in the United States. The Company has presented this to supplement GAAP measures because management believes it to be an indicator of operating health of the Company. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, the benchmarks presented may not be comparable to other similarly titled measures of other companies. EBITDA for the first fiscal quarter ended December 31, 2003 was $0.8 million compared to $1.1 million for the comparable quarter ended December 31, 2002.

Set forth below is a reconciliation of the Company’s GAAP net income (loss) to EBITDA (in thousands):

	Three Months Ended December 31,
	2003	2002
Net income (loss)	$(130)	$275
Interest expense	207	110
Income tax expense (benefit)	(144)	151
Depreciation and amortization	829	569

EBITDA	$762	$1,105

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2003, BASi had cash and cash equivalents of $824,000, compared to cash and cash equivalents of $1,378,000 at September 30, 2003. The decrease in cash resulted primarily from payments for capital expenditures to and to support the operations of the recently acquired Baltimore clinical research unit.

BASi’s net cash used by operating activities was $308,000 for the three months ended December 31, 2003. Cash used by operations during the three months ended December 31, 2003 consisted of net losses of $130,000, non-cash charges of $829,000 and a net decrease of $1,007 in operating assets and liabilities. In addition to funding the Baltimore clinical research unit, the other driving factors that consumed cash from operations, although improved from the prior year’s quarter, were a reduction in the rate of receivable collections from some of the Company’s larger customers and significant shipments of its Culex ABS products in December 2003. The Company has subsequently managed to collect on most of its older past due accounts. The timing of certain prepaid expenses relating to insurance and deposits as well as payments of routine maintenance contracts also reduced the Company’s cash flow from operations during the quarter.

Cash used by investing activities decreased to $1,351,000 for the three months ended December 31, 2003 from $2,335,000 for the three months ended December 31, 2002. This decrease is due to reduced capital expenditures in the first quarter ending December 31, 2003. Additionally, the Company expended cash for its acquisition of LC Resources, Inc. in December 2002 and for loans and advances to PharmaKinetetics Laboratories, Inc. (“PKLB”), which was acquired in June 2003.

Cash provided by financing activities for the three months ended December 31, 2003 was $1,207,000, due to additional borrowings on the revolving line of credit and construction line of credit. In the three months ended December 31, 2002, the Company refinanced its existing revolving line of credit and term loan and secured new financing for facilities expansion and improvements. Throughout fiscal 2003, BASi used these funds to finance its expansions and improvements in Evansville and West Lafayette and for other capital expenditures. As the availability from the new financings was expended by late fiscal 2003, the Company began to support these expansions with available funds from operations and its revolving credit line. This resulted in negative cash flows being generated from operations. However, expansions are now complete in Evansville and nearly complete in West Lafayette and as the Company continues to integrate its new acquisitions and fill its new facilities with business, cash from operations should begin to show improvements.

–  11  –

Capital Resources

Total expenditures by BASi for property and equipment were $1,351,000 and $2,571,000 for the three months ended December 31, 2003 and 2002, respectively. Expenditures for the first quarter of 2003 include the construction of the new ADME facility in West Lafayette, accounting for the largest portion of these expenditures. Capital expenditures also include the purchase of new toxicology and pathology software in the Company’s Evansville location that will improve efficiency and ensure future regulatory compliance. The software is in the validation process and is expected to be fully operational in early June 2004. These expenditures were primarily funded by the Company’s construction line of credit and revolving line of credit. Capital investments correspond to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth, strategic acquisitions, alliances, and joint ventures as demand and capital allow.

The Company has implemented a phased plan to improve the operations of its Baltimore clinical research unit and expects to fund the operations with cash provided from company wide operations supplemented by its revolving line of credit. The planned improvements include renovation of the clinic, selectively updating equipment and hiring highly qualified, experienced management personnel. Improvements already completed and in process have had measurable effects on attracting new clients. Management currently anticipates that the Baltimore facility will be cash flow break even during the first quarter of fiscal 2005.

BASi’s revolving line of credit expires September 30, 2006. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points, or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon the ratio of BASi’s interest bearing indebtedness (less subordinated debt) to EBITDA. BASi pays a fee equal to 25 to 50 basis points, depending upon the same financial ratio, on the unused portion of the line of credit. As of December 31, 2003, BASi had approximately $2.4 million of availability subject to limitations by its bank debt covenant ratios.

During 2002, the Company began expanding facilities at its site in West Lafayette, Indiana. Phase one of this facility is expected to be fully functional in April 2004 at a cost of $3.0 million. Phases two and three will be completed as business justifies. Construction on the West Lafayette facilities is expected to have a total cost of $4.0 million when complete. The Company funded part of this expansion by obtaining a $2,250,000 construction loan with a bank. The loan expires November 1, 2012 and requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. The Company exhausted this construction loan in the first quarter and expects to convert the $2,250,000 to a term note in April 2004. Future expenditures to complete the site will be funded by cash from operations, as new business is generated and facilities are filled, and the Company’s revolving line of credit.

–  12  –

Liquidity

BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands).

	Fiscal Years Ending September 30,
	2004	2005	2006	After 2006	Total
Mortgage notes payable	$279	$390	$395	$6,171	$7,235
Subordinated debt*	401	460	360	4,467	5,688
Future debt obligations**	36	69	56	2,089	2,250
Capital lease obligations	138	84	84	—	306
Operating leases	498	529	518	274	1,819

	$1,352	$1,532	$1,413	$13,001	$17,298

  *  Subordinated debt includes notes to related parties.

**  Future debt obligations is an estimate of payments upon the conversion in April 2004 of the current construction line of credit into a $2,250,000 mortgage note payable.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. The Company was in violation of one of the credit agreement’s financial covenants for the first fiscal quarter ended December 31, 2003. On January 8, 2004, the banks waived compliance with this financial covenant for the twelve months ended December 31, 2003 and have amended certain of the financial covenants through September 30, 2004.

The Company has formulated and initiated a plan to further reduce debt and improve its cash flows to better enable it to satisfy credit agreement covenants. The plan includes, but is not limited to, aggressively marketing its products and services in an effort to better utilize its new capacity through a restructured business development staff, selling the building in downtown Baltimore (as required by its credit agreement), and pursuing IT-driven productivity improvement. Management has also reviewed and modified its cash management policies and continues to monitor its cash flows and adjust its policies accordingly. Furthermore capital expenditures are being delayed until cash from operations can be used to directly fund or immediately reduce any short term financing for such expenditures.

Based on its current business activities, the Company believes cash generated from its operations and amounts available under its existing credit facilities, combined with the action plan described above, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future and through September 30, 2004.

–  13  –

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. The credit agreement between BASi and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at Eurodollar rate plus 200 to 350 basis points, depending in each case upon the ratio of BASi’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASI’s option. BASi also has a construction loan and a commercial mortgage which bear interest at the prime rate. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2003 and 2002. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this report, BASi’s Chief Executive Officer and Chief Financial Officer believe BASi’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting BASi’s management to material information required to be included in this Form 10-Q and other Exchange Act filings except as described below.

Except as indicated below, there were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, and there were no significant deficiencies or material weaknesses which required corrective action.

In connection with the work on the Company’s audited financial statements, the Company’s independent auditors informed the audit committee that a material weakness was identified in the Company’s internal control for the year ended September 30, 2003. Specifically, the independent auditors noted that the Company’s internal control failed to timely alert management of potential loan covenant noncompliance. The Company did not have procedures in place to monitor near-term future financial position and results of operations to enable it to take operational action in the event of potential loan covenant noncompliance. This condition also existed at December 31, 2003. The Company has taken measures to correct this material weakness in the form of enhancing its planning process and creating procedures to more timely identify credit agreement compliance issues.

–  14  –

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(31)	31.1	Certification of Peter T. Kissinger +

31.2	Certification of Michael P. Silvon +

(32)	32.1	Section 1350 Certifications +

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

+  Filed with this Quarterly Report on Form 10-Q.

(b)        Reports on Form 8-K

        Form 8-K filed October 31, 2003, reporting under Item 5 "Other Events".

–  15  –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  PETER T. KISSINGER

Peter T. Kissinger
President and Chief Executive Officer

Date:  February 16, 2004

By:  /s/  MICHAEL P. SILVON

Michael P. Silvon
Vice President Planning and Business Development
and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  February 16, 2004

–  16  –