Form 10-Q
period 2004-03-31
BIOANALYTICAL SYSTEMS INC
filed 2004-05-17
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes  [   ]      No  [X]

        As of April 30, 2004, 4,869,502 common shares of the registrant were outstanding.

–  1  –

PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of
	March 31, 2004 and September 30, 2003	3

	Condensed Consolidated Statements of Operations for the
	Three Months and Six Months Ended March 31, 2004 and 2003	4

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2004 and 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

–  2  –

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) March 31, 2004	September 30, 2003

Assets
Current assets:
Cash and cash equivalents	$507	$1,378
Accounts receivable
Trade	4,509	3,978
Grants	13	13
Unbilled revenues and other	844	954
Inventories	1,925	2,055
Deferred income taxes	465	465
Refundable income taxes	467	84
Prepaid expenses	724	397

Total current assets	9,454	9,324

Property and equipment, net	32,347	31,171
Goodwill	1,499	984
Intangible assets, net	2,589	2,778
Debt issue costs	399	428
Other assets	364	300

Total assets	$46,652	$44,985

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,097	$3,073
Accrued expenses	1,418	1,245
Customer advances	3,100	1,658
Revolving line of credit	2,270	2,388
Current portion of capital lease obligation	120	123
Current portion of long-term debt	788	1,132

Total current liabilities	10,793	9,619

Capital lease obligation, less current portion	101	---
Long-term debt, less current portion	6,850	6,949
Construction line of credit	2,250	1,676
Subordinated debt, long-term	5,188	5,188
Deferred income taxes	2,252	1,827

Shareholders' equity:
Preferred shares: Authorized shares - 1,000,
Issued and outstanding shares - none	---	---
Common shares: Authorized shares - 19,000,
Issued and outstanding shares - 4,870 at March 31, 2004
and 4,831 at September 30, 2003	1,177	1,168
Additional paid-in capital	11,263	11,122
Retained earnings	6,865	7,498
Accumulated other comprehensive loss	(87)	(62)

Total shareholders' equity	19,218	19,726

Total liabilities and shareholders' equity	$46,652	$44,985

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Service revenue	$5,608	$4,564	$11,586	$9,096
Product revenue	3,042	2,386	5,841	4,828

Total revenue	8,650	6,950	17,427	13,924

Cost of service revenue	5,217	3,721	10,276	6,976
Cost of product revenue	1,229	972	2,312	2,006

Total cost of revenue	6,446	4,693	12,588	8,982

Gross profit	2,204	2,257	4,839	4,942

Operating expenses:
Selling	665	884	1,291	1,642
Research and development	295	323	541	691
General and administrative	1,785	1,197	3,632	2,287

Total operating expenses	2,745	2,404	5,464	4,620

Operating income (loss)	(541)	(147)	(625)	322

Interest income	2	1	3	2
Interest expense	(207)	(138)	(414)	(248)
Other income (expense)	2	30	18	59
Gain (loss) on sale of property and equipment	---	(5)	---	32

Income (loss) before income taxes	(744)	(259)	(1,018)	167

Income taxes	(241)	(92)	(385)	59

Net income (loss)	$(503)	$(167)	$(633)	$108

Net income (loss) per share:
Basic	$(0.10)	$(0.04)	$(0.13)	$0.02
Diluted	$(0.10)	$(0.04)	$(0.13)	$0.02

Weighted common and common equivalent
shares outstanding:
Basic	4,870	4,601	4,851	4,590
Diluted	4,870	4,601	4,851	4,619

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2004	2003
Operating activities
Net income (loss)	$(633)	$108
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,617	1,155
Gain on sale of property and equipment	---	(32)
Deferred income taxes	(93)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(421)	(234)
Inventories	130	208
Prepaid expenses and other assets	(735)	86
Accounts payable	24	(592)
Income taxes payable	---	(101)
Accrued expenses	173	(137)
Customer advances	1,442	(83)

Net cash provided by operating activities	1,504	254

Investing activities
Capital expenditures	(2,229)	(3,217)
Proceeds from sale of property and equipment	---	892
Payments for purchase of net assets from LC Resources, Inc. net of cash acquired	---	(163)
Loans to PharmaKinetics Laboratories, Inc.	---	(517)
Deferred acquisition costs for PharmaKinetics Laboratories, Inc.	---	(239)

Net cash used by investing activities	(2,229)	(3,244)

Financing activities
Borrowings on line of credit	6,705	3,826
Payments on line of credit	(6,823)	(4,428)
Borrowings on construction line of credit	574	3,179
Payments on capital lease obligations	(130)	(998)
Borrowings of long-term debt, net of issuance costs	---	4,950
Payments of long-term debt	(293)	(3,515)
Net proceeds from the exercise of stock options	---	39

Net cash provided by financing activities	33	3,053

Effects of exchange rate changes	(179)	---

Net increase (decrease) in cash and cash equivalents	(871)	63
Cash and cash equivalents at beginning of period	1,378	826

Cash and cash equivalents at end of period	$507	$889

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in laboratory services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2003. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2004 and 2003 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2004. The results of operations for the three and six months ended March 31, 2004 are not necessarily indicative of the results for the year ending September 30, 2004.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.        Stock Based Compensation

At March 31, 2004, we had four stock-based employee compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2003. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, we do not recognize any stock-based employee compensation cost in our financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share had we applied the alternative treatment of recognizing costs as stock-based employee compensation.

	Three Months Ended March 31,				Six Months Ended March 31,
	2004		2003		2004		2003
Net income (loss) as reported	$(503)		$(167)		$(633)		$108
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(16)		(5)		(22)		(10)

Pro forma net income (loss)	$(519)		$(172)		$(655)		$98

Earnings (loss) per share:
Basic and diluted - as reported	$(0.1	0)	$(0.0	4)	$(0.1	3)	$0.02
Basic and diluted - pro forma	$(0.1	1)	$(0.0	4)	$(0.1	4)	$0.02

3.        Earnings per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon conversion of convertible subordinated debt have not been included as they were not dilutive.

The following table reconciles our computation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Shares:
Basic shares	4,870	4,601	4,851	4,590
Effect of dilutive securities
Options	---	---	---	29
Convertible subordinated debt	---	---	---	---

Diluted shares	4,870	4,601	4,851	4,619

Basic and diluted net income (loss)	$(503)	$(167)	$(633)	$108

Basic earnings (loss) per share	$(0.10)	$(0.04)	$(0.13)	$0.02
Diluted earnings (loss) per share	$(0.10)	$(0.04)	$(0.13)	$0.02

4.        Acquisitions

LC Resources, Inc.

On December 13, 2002 we acquired LC Resources, Inc. (“LCR”), now BASi Northwest Laboratories, Inc., purchasing all of the outstanding shares of LCR for $1,999. The purchase price consisted of cash payments of $199 and issuance of $1,800 in 10% subordinated notes payable. We engaged an independent valuation firm to determine the fair value of identifiable intangible assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$639
Property and equipment	347
Intangible assets	1,251
Goodwill	561

Total assets acquired	2,798

Liabilities assumed	(799)

Net assets acquired	$1,999

As of December 31, 2003 we recorded a deferred tax liability in the amount of $518 with a corresponding increase in goodwill. The intangible assets arising from this transaction include $180 assigned to methodologies, $359 assigned to customer relationships and $712 assigned to the regulated facility/FDA compliant laboratory site. We estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

PharmaKinetics Laboratories, Inc.

On May 26, 2003, we converted our $791 of convertible notes of PharmaKinetics Laboratories, Inc. (“PKLB”) into 4,992,300 shares of PKLB common stock, representing a 67% ownership interest in PKLB. On June 30, 2003, we purchased the remaining common stock and all preferred stock of PKLB through the exchange of 228,857 shares of the Company’s common stock valued at $1,179 and the issuance of $4,000 of 6% convertible notes due 2008. These notes plus any accrued interest are convertible into shares of the Company’s common stock at the holder’s option any time after June 1, 2004 at the conversion rate of sixteen dollars per share of our common stock.

The Company paid cash aggregating $1,506 representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003. PKLB was a publicly traded company based in Baltimore, Maryland, that provides clinical research and development services to the pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. PKLB has been renamed BASi Maryland, Inc.

The purchase price has been allocated based on the estimated fair values of the assets and liabilities acquired. The purchase price has been preliminarily allocated as follows:

Current assets	$626
Property and equipment	6,321
Intangible assets	1,579
Goodwill	55

Total assets acquired	8,581

Liabilities assumed	(1,896)

Net assets acquired	$6,685

During the fiscal quarter March 31, 2004, we recorded adjustments from our earlier estimates to reduce deferred revenue at the acquisition date by $189, record taxes on the revaluation of the basis of property of $86, and record acquisition costs of $48, resulting in reductions of intangible assets of $64 and goodwill of $4.

Of the $1,579 in preliminary value of the acquired intangible assets, $227 was assigned to methodologies, $453 was assigned to customer relationships and $899 has been assigned to the regulated facility/FDA compliant laboratory site. We estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

Our estimate of fair values and allocation of the purchase price is preliminary and subject to change pending the final valuation, to be determined with the assistance of the independent valuation firm we engaged. Accordingly, we may revise the carrying value of assets subject to amortization and the related estimated useful economic lives.

6.        Inventories

Inventories consisted of the following:

	March 31, 2004	September 30, 2003
Raw materials	$1,020	$1,161
Work in progress	288	338
Finished goods	719	658

	2,027	2,157
Less LIFO reserve	(102)	(102)

	$1,925	$2,055

7.        Segment Information

We operate in two principal segments — research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies.

The following table presents operating results by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Operating income (loss):
Services	$(1,035)	$(189)	$(1,745)	$193
Products	494	42	1,120	129

Total operating income (loss)	(541)	(147)	(625)	322
Corporate expenses	(203)	(112)	(393)	(155)

Income (loss) before income taxes	$(744)	$(259)	$(1,018)	$167

8.        Related Party Transactions

Prior to the acquisition of PKLB in June 2003, a current director of the Company who had been a director of PKLB made loans to PKLB to support their cash needs under the terms of a $350 convertible promissory note (“Old Note”) dated November 22, 2002. On December 31, 2003, the Company issued a $350 8% convertible note payable (“New Note”) in exchange for the Old Note. The New Note was convertible into the Company’s common shares at a price based upon the market price of the common shares at or about the time of the conversion and was scheduled to mature on June 1, 2005. On that same day, the Company prepaid $100 of the outstanding principal amount of the New Note, plus approximately $31 in accrued interest, and the holder converted $150 of the New Note into 38 of the Company’s common shares. The Company issued the holder a new 8% note due June 1, 2005, on substantially the same terms as the New Note, for the remaining $100 principal amount.

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

GENERAL

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our Services segment is the direct beneficiary of their efforts, through their outsourcing of laboratory and analytical needs, and our Products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. One significant development in the past decade has been the continuing consolidation among large pharmaceutical corporations. We believe that, on the whole, this consolidation should have a positive impact on our business, as these increasingly larger pharmaceutical companies will devote their internal resources, our main competitor, to only those drug candidates with the potential to have a material impact on their operations, and will outsource more of their lesser opportunities. Additionally, many drug candidates will not meet the financial hurdles established by the major pharmaceutical companies, and will be developed by smaller, specialty pharmaceutical companies that do not possess internal capabilities to test and analyze the drug candidate, or have the capability to scientifically monitor the product once approved. Offsetting those potential positive impacts, the major pharmaceutical companies tend to reevaluate their development programs after major acquisitions, which sometimes causes them to defer, or cancel, work that we were scheduled to perform. We are also at risk that a significant client for us may be acquired by a corporation that prefers to perform the work internally, or has a long-standing relationship with one of our competitors. We do not anticipate that the pending acquisition of Aventis by Sanofi-Synthelabo will have any impact on our operations, as neither of the companies currently provides significant business for us. We anticipate that as companies in our markets consolidate, our competitors will also consolidate, which will result in fewer, but much stronger, competitors for our business.

Two very significant demographic developments are impacting pharmaceutical companies, and therefore, our markets. The first is the well-documented aging of Western populations, with the incident increase of diseases associated with aging and the increasing periods of treatment. The other is the so-called genomic era, where the knowledge of the genome, including human and other organisms, is spawning the technologies and investment to develop additional therapies. We believe that both will positively impact our markets by increasing the amount of drug development and monitoring activity.

Research and analytical services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are excellent to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to our capacity, sustained growth will require additional investment in future periods.

One of the more important factors in our profitability is the utilization of our capacity. In the past two years, we have added significant new capacity through acquisitions in Baltimore, Maryland and McMinville, Oregon, and through facility expansions in West Lafayette and Evansville, Indiana. These expansions created a higher level of basic operating expenses. Those related to productive capacity are included in cost of services. As a result, after expansion, while we are developing the sales to fill these facilities, our percentage margins on services have declined because many of these costs are the same as they will be at full capacity, but are being spread over less-than-capacity revenues. While the capacity and capabilities added have the potential to positively impact future operating results, their costs have had a negative impact in the current quarter and six months.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Service revenue	64.8	65.7	66.5	65.3
Product revenue	35.2	34.3	33.5	34.7

Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	93.0	81.5	88.7	76.7
Cost of product revenue (a)	40.4	40.7	39.6	41.6

Total cost of revenue	74.5	67.5	72.2	64.5

Gross profit	25.5	32.5	27.8	35.5

Total operating expenses	31.7	34.6	31.4	33.2

Operating income (loss)	(6.3)	(2.1)	(3.6)	2.3

Other income (expense)	(2.4)	(1.6)	(2.3)	(1.1)

Income (loss) before income taxes	(8.6)	(3.7)	(5.8)	1.2

Income tax expense (benefit)	(2.8)	(1.3)	(2.2)	0.4

Net income (loss)	(5.8)	(2.4)	(3.6)	0.8

                 (a)        Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2004 increased 24% to $8.7 million compared to $7.0 million for the second quarter last year. Service revenue increases were the result of the Company’s two acquisitions completed in fiscal 2003. Preclinical services capacity utilization and UK-based bioanalytical services (aided by a strong pound sterling that causes U.K. revenues to translate into more U.S. dollars), showed significant improvement for the quarter, while US-based bioanalytical services revenues were negatively impacted by the deferral of the commencement of work on a contract for which we had reserved capacity. Product revenues were essentially flat compared to the prior year.

Cost of Revenues

Cost of revenues for the second quarter ended March 31, 2004 was $6.5 million or 75% of revenue compared to $4.7 million, or 68% of revenue for the second quarter last year. The increase in cost of revenues is related to the Company’s Services segment and is due to the inclusion of costs from acquired operations in fiscal 2003 that were not included in the prior year. The increase in cost of revenues as a percentage of revenues is impacted by operating inefficiencies in the Service segment as the Company integrates the acquired businesses, and underutilization of capacity. The costs of the underutilized capacity in our Services segment are included in costs of services, thereby reducing Services margins. The Product segment cost of revenue as a percentage of product revenue is the same as last year.

Operating Expenses

Selling expenses for the three months ended March 31, 2004 decreased 24% to $665,000 from $884,000 for the three months ended March 31, 2003. Research and development expenses, which are net of grant reimbursements, for the three months ended March 31, 2004 decreased 9% to $295,000 from $323,000 for the three months ended March 31, 2003. These decreases are primarily attributable to the Company’s efforts to control expenses through elimination or deferral of discretionary expenditures and reduction of staff.

General and administrative expenses for the three months ended March 31, 2004 increased 49% to $1,785,000, up from $1,197,000 for the three months ended March 31, 2003. This increase is primarily attributable to the Company’s acquisitions in fiscal 2003 and incremental financial consulting fees incurred due to the resignation of the Company’s Chief Financial Officer as previously disclosed. Subsequent to March, 2004, we filled that position, as well as hired a controller, which should reduce consulting expenses in future periods. As the Company integrates its acquisitions, we expect to decrease overall general and administrative costs.

Other Income (Expense)

Interest expense increased 50% to $207,000 in the three months ended March 31, 2004 from $138,000 in the comparable quarter of the prior year. This increase is due to interest expense on the subordinated debt issued in connection with the Company’s 2003 acquisitions and increases in long-term debt due to facility expansions at its Evansville and West Lafayette sites.

Income Taxes

We computed our tax benefit using an effective tax rate for the three months ended March 31, 2004 of 32.4% compared to 35.5% for the three months ended March 31, 2003.

Net Income (Loss)

As a result of the above factors, we lost $503,000 ($.10 loss per share, both basic and diluted) in the quarter ended March 31, 2004, compared to a loss of $167,000 ($.04 loss per share, both basic and diluted) in the same period last year.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Service and Product Revenues

Revenues for the six months ended March 31, 2004 increased 25% to $17.4 million compared to $13.9 million for the six month period last year. Service revenue increases were the result of the Company’s two acquisitions completed in fiscal 2003. For the six month period, our revenues were largely impacted by the same items as in the discussion above of the second quarter.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2004 was $12.6 million or 72% of revenue compared to $9.0 million, or 65% of revenue for the same period last year. The increase in cost of revenues is related to the Company’s Services segment and is due to the acquisitions in fiscal 2003. The increase in cost of revenue as a percentage of revenue is impacted by operating inefficiencies in the service segment as the Company integrates the acquired businesses, and by underutilization of capacity. We devoted significant manpower to changing site infrastructure and absorbing new job methodologies, which reduced billable work. During the first quarter of the current year, we absorbed the costs of a client project overrun, new staff in training, and lower than optimal capacity utilization. The product segment cost of revenue as a percentage of product revenue decreased over the prior year’s first six months due to a higher margin product mix.

Operating Expenses

Selling expenses for the six months ended March 31, 2004 decreased 21% to $1,291,000 from $1,642,000 for the six months ended March 31, 2003. Research and development expenses, which are net of grant reimbursements, for the six months ended March 31, 2004 decreased 22% to $541,000 from $691,000 for the six months ended March 31, 2003. As described in the three month discussion above, these decreases are primarily attributable to the Company’s efforts to control expenses.

General and administrative expenses for the six months ended March 31, 2004 increased 59% to $3,632,000, up from $2,287,000 for the six months ended March 31, 2003. The principal reasons for this increase are the same as those discussed above for the current quarter.

Other Income (Expense)

Interest expense increased 67% to $414,000 in the six months ended March 31, 2004 from $248,000 in the comparable quarter of the prior year. This increase is due to interest expense on the subordinated debt issued in connection with the Company’s fiscal 2003 acquisitions and increases in long-term debt due to facility expansions at its Evansville and West Lafayette sites.

Income Taxes

The effective tax rate we used in computing our tax benefit for the six months ended March 31, 2004 was 37.8% compared to 35.3% for the provision for the six months ended March 31, 2003.

Net Income (Loss)

As a result of the above, we experienced a net loss of $633,000 ($.13 loss per share, both basic and diluted) for the first six months of the current year, compared to net income in the prior year of $108,000 ($.02 income per share, both basic and diluted).

The Company discloses earnings before interest, taxes, depreciation and amortization (EBITDA), which is not a measure of performance calculated in accordance with generally accepted accounting principles (GAAP) in the United States. The Company has presented this to supplement GAAP measures because management believes it to be an indicator of operating health of the Company. EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, the benchmarks presented may not be comparable to other similarly titled measures of other companies. EBITDA for the second quarter ended March 31, 2004 and 2003 was $0.3 million compared to $0.5 million, respectively, and $1.0 million and $1.6 million for the six months ended March 31, 2004 and 2003, respectively.

Set forth below is a reconciliation of the Company’s GAAP net income (loss) to EBITDA (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Net income (loss)	$(503)	$(167)	$(633)	$108
Interest expense	207	138	414	248
Income tax expense (benefit)	(241)	(92)	(385)	59
Depreciation and amortization	789	586	1,618	1,155

EBITDA	$252	$465	$1,014	$1,570

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2004, BASi had cash and cash equivalents of $507,000, compared to cash and cash equivalents of $1,378,000 at September 30, 2003. The decrease in cash resulted primarily from payments for capital expenditures and to support the operations of the recently acquired Baltimore clinical research unit.

BASi’s net cash provided by operating activities was $1,504,000 for the six months ended March 31, 2004. Cash provided by operations during the six months ended March 31, 2004 consisted of net losses of $633,000, offset by non-cash charges of $1,524,000 and a net decrease of $613,000 in operating assets and liabilities. During the current six month period, we received significant customer advance payments for work begun in April, which contributed $1,442,000 to cash flow. In addition to funding the Baltimore clinical research unit, the other driving factors that consumed cash from operations were a reduction in the rate of receivable collections from some of the Company’s larger customers and significant shipments of its Culex ABS.

Cash used by investing activities decreased to $2,229,000 for the six months ended March 31, 2004 from $3,244,000 for the six months ended March 31, 2003. This decrease is due to reduced capital expenditures in the six months ending March 31, 2004. Additionally, the Company expended cash for its acquisition of LC Resources, Inc. in December 2002 and for loans and advances to PharmaKinetics Laboratories, Inc., which was acquired in June 2003.

Cash provided by financing activities for the six months ended March 31, 2004 was $33,000 due to additional borrowings from our construction line of credit, offset by payments on long term debt and leases. In the six months ended March 31, 2003, the Company refinanced its existing revolving line of credit and term loan and secured new financing for facilities expansion and improvements. Throughout fiscal 2003, BASi used these funds to finance its expansions and improvements in Evansville and West Lafayette and for other capital expenditures. As the availability from the new facilities financings was expended by late fiscal 2003, the Company began to support these expansions with available funds from operations and its revolving credit line. This resulted in negative cash flows being generated from operations. However, expansions are now complete in Evansville and nearly complete in West Lafayette and as the Company continues to integrate its new acquisitions and fill its new facilities with business, cash from operations should begin to show improvements.

Capital Resources

Total expenditures by BASi for property and equipment were $2,229,000 and $3,217,000 for the six months ended March 31, 2004 and 2003, respectively. Expenditures for the first half of 2004 include the construction of the new early development facility in West Lafayette, accounting for the largest portion of these expenditures, and expenditures to bring the Baltimore facility to Company standards. Capital expenditures also include the purchase of new toxicology and pathology software in the Company’s Evansville location that will improve efficiency and ensure future regulatory compliance. The software is in the validation process and is expected to be fully operational in November 2004. These expenditures were primarily funded by the Company’s construction line of credit and revolving line of credit. Capital investments correspond to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth, strategic acquisitions, alliances, and joint ventures as demand and capital allow.

The Company has implemented a phased plan to improve the operations of its Baltimore clinical research unit and expects to fund the operations with cash provided from company-wide operations supplemented by its revolving line of credit. The planned improvements include renovation of the clinic, selectively updating equipment and hiring highly qualified, experienced management personnel. Improvements already completed and in process have had measurable effects on attracting new clients.

BASi’s revolving line of credit expires September 30, 2006. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points, or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon the ratio of BASi’s interest bearing indebtedness (less subordinated debt) to EBITDA. BASi pays a fee equal to 25 to 50 basis points, depending upon the same financial ratio, on the unused portion of the line of credit. As of March 31, 2004, BASi had approximately $2.1 million of availability subject to limitations by its bank debt covenant ratios.

During 2002, the Company began expanding facilities at its site in West Lafayette, Indiana. Phase one of this facility is expected to be fully functional in the third fiscal quarter of 2004 at a cost of $3.4 million. Phases two and three will be completed as business justifies. Construction on the West Lafayette facilities is expected to have a total cost of $4.0 million when complete. The Company funded part of this expansion by obtaining a $2,250,000 construction loan with a bank. The loan expires November 1, 2012 and requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. The Company exhausted this construction loan in the first quarter and expects to convert the $2,250,000 to a term note in May 2004. Future expenditures to complete the site will be funded by cash from operations, as new business is generated and facilities are filled, and the Company’s revolving line of credit.

Liquidity

BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at March 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts presented for 2004 are those items required in the final two fiscal quarters):

	Fiscal Years Ending September 30,
	2004	2005	2006	After 2006	Total
	(in thousands)

Mortgage notes payable	$183	$390	$395	$6,171	$7,139
Subordinated debt*	401	460	360	4,467	5,688
Future debt obligations**	36	69	56	2,089	2,250
Capital lease obligations	62	74	80	---	216
Operating leases	327	529	518	274	1,648

	$1,009	$1,522	$1,409	$13,001	$16,941

  *  Subordinated debt includes notes to related parties.

**  Future debt obligations is an estimate of payments upon the conversion in May 2004 of the current construction line of credit into a $2,250,000 mortgage note payable.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. The Company was in violation of one of the credit agreement’s financial covenants for both the first fiscal quarter ended December 31, 2003 and the second fiscal quarter ended March 31, 2004. On January 8, 2004 and May 13, 2004, the banks waived compliance with this financial covenant for the twelve months ended March 31, 2004 and have amended certain of the financial covenants through September 30, 2004. As a condition to these waivers, we have granted our banks a secured mortgage on our Baltimore facility.

We have undertaken steps to improve our liquidity, operations and cash flow, with the objectives of reducing our debt, strengthening our financial position and meeting our financial covenants. We have reorganized our business development efforts to increase new business, added information technology improvements to become more efficient, and are attempting to sell our Baltimore physical facility. We are tightly monitoring and managing our cash flow, and we are not incurring new capital expenditures for expansion.

Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities, combined with the action plan described above, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future and through September 30, 2004.

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

PART II — OTHER INFORMATION

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 2004, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The following matters were voted on at the meeting:

MATTER:	VOTES CAST FOR:	VOTES CAST AGAINST OR WITHHELD: (1)

Election of the directors of BASi:
Peter T. Kissinger, Ph.D	4,323,861	218,609
Ronald E. Shoup, Ph.D	4,356,902	185,568
Candice B. Kissinger	4,219,653	322,817
William E. Baitinger	4,534,788	7,682
Leslie B. Daniels	4,526,438	16,032
W. Leigh Thompson, Ph.D., M.D	4,390,491	151,981

Ratification of the selection by the Board of Directors of Ernst & Young LLP as independent auditors of BASi for the fiscal year ending September 30, 2004	4,526,159	3,964

(1) Includes abstentions and broker non-votes

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Form of Employment agreement dated March 18, 2004 with Michael R. Cox+

10.2	Form of Grant of qualified stock options dated April 1, 2004 to Michael R. Cox+

10.3	Form of Grant of non-qualified stock options dated April 1 to Michael R. Cox+

10.4	Form of Fourth Amendment dated May 13, 2004 to Credit Agreement dated October 29, 2002 with The Provident Bank+

(31)	31.1	Certification of Peter T. Kissinger +

31.2	Certification of Michael R. Cox +

(32)	32.1	Section 1350 Certifications +

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

+ Filed with this Quarterly Report on Form 10-Q.

(b)        Reports on Form 8-K

        Form 8-K furnished February 17, 2004, reporting under Item 12 “Results of Operations and Financial Condition,” relating to the Company’s announcement of its results for the year ended September 30, 2003.

        Form 8-K furnished February 17, 2004, reporting under Item 12” “Results of Operations and Financial Condition,” relating to the Company’s announcement of its results for the quarter ended December 31, 2003.

        Form 8-K furnished March 18, 2004, reporting under Items 7 & 9 “Financial Statements and Exhibits” and “Regulation FD Disclosure,” relating to the hiring of a new CFO.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/ PETER T. KISSINGER
Peter T. Kissinger
President and Chief Executive Officer

Date:  May 17, 2004

By:  /s/ MICHAEL R. COX
Michael R. Cox
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  May 17, 2004