Form 10-Q
period 2004-06-30
BIOANALYTICAL SYSTEMS INC
filed 2004-08-19
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

       [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes [   ]     No [X]

         As of July 31, 2004, 4,869,502, common shares of the registrant were outstanding.

–  1  –

PART 1	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2004 and September 30, 2003	3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2004 and 2003	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	17

SIGNATURES	18

–  2  –

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) June 30, 2004	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$778	$1,378
Accounts receivable
Trade	5,429	3,978
Grants	13	13
Unbilled revenues and other	1,085	954
Inventories	1,833	2,055
Deferred income taxes	465	465
Refundable income taxes	167	84
Prepaid expenses	589	397

Total current assets	10,359	9,324

Property and equipment, net	32,120	31,171
Goodwill	1,659	984
Intangible assets, net	2,259	2,778
Debt issue costs	379	428
Other assets	307	300

Total assets	$47,083	$44,985

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,157	$3,073
Accrued expenses	995	1,245
Customer advances	2,470	1,658
Revolving line of credit	3,109	2,388
Current portion of capital lease obligation	120	123
Current portion of long-term debt	788	1,132

Total current liabilities	10,639	9,619

Capital lease obligation, less current portion	101	---
Long-term debt, less current portion	9,007	6,949
Construction line of credit	---	1,676
Subordinated debt, long-term	5,231	5,188
Deferred income taxes	2,251	1,827

Shareholders' equity:
Preferred shares: Authorized shares - 1,000,
Issued and outstanding shares - none	---	---
Common shares, no par value: Authorized shares - 19,000,
Issued and outstanding shares - 4,870 at June 30, 2004
and 4,831 at September 30, 2003	1,177	1,168
Additional paid-in capital	11,263	11,122
Retained earnings	7,500	7,498
Accumulated other comprehensive loss	(86)	(62)

Total shareholders' equity	19,854	19,726

Total liabilities and shareholders' equity	$47,083	$44,985

See accompanying notes to condensed consolidated financial statements.

–  3  –

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Service revenue	$7,684	$5,643	$19,270	$14,739
Product revenue	2,948	2,231	8,789	7,059

Total revenue	10,632	7,874	28,059	21,798

Cost of service revenue	5,217	3,864	15,493	10,840
Cost of product revenue	1,191	858	3,503	2,864

Total cost of revenue	6,408	4,722	18,996	13,704

Gross profit	4,224	3,152	9,063	8,094

Operating expenses:
Selling	672	557	1,963	2,199
Research and development	260	305	801	996
General and administrative	2,054	1,436	5,686	3,723

Total operating expenses	2,986	2,298	8,450	6,918

Operating income	1,238	854	613	1,176

Interest income	2	1	5	3
Interest expense	(306)	(148)	(720)	(396)
Other income	21	20	39	79

Gain (loss) on sale of property and equipment	(10)	49	(10)	81

Income (loss) before income taxes	945	776	(73)	943

Income tax provision (benefit)	310	422	(75)	481

Net income	$635	$354	$2	$462

Net income per share:
Basic	$0.13	$0.08	$0.00	$0.10
Diluted	$0.13	$0.08	$0.00	$0.10

Weighted common and common equivalent
shares outstanding:
Basic	4,870	4,605	4,857	4,595
Diluted	5,150	4,609	4,866	4,616

See accompanying notes to condensed consolidated financial statements.

–  4  –

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Operating activities
Net income	$2	$462
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,771	1,783
(Gain) loss on sale of property and equipment	10	(81)
Interest on subordinated debt	193	---
Deferred income taxes	---	242
Changes in operating assets and liabilities:
Accounts receivable	(1,582)	605
Inventories	222	255
Prepaid expenses and other assets	(199)	153
Accounts payable	84	(476)
Income taxes	(261)	(92)
Accrued expenses	(1,355)	1
Customer advances	812	(141)

Net cash provided by operating activities	697	2,711

Investing activities
Capital expenditures	(2,029)	(4,077)
Proceeds from sale of property and equipment	---	1,023
Payments for purchase of LC Resources, Inc. net of cash acquired	---	(163)
Payments for purchase of PharmaKinetics Laboratories, Inc., net of cash acquired	---	(816)

Net cash used by investing activities	(2,029)	(4,033)

Financing activities
Borrowings on line of credit	9,629	3,826
Payments on line of credit	(8,908)	(5,955)
Borrowings on construction line of credit	574	3,343
Payments on capital lease obligations	(3)	(1,071)
Borrowings of long-term debt, net of issuance costs	2,250	4,950
Payments of long-term debt	(2,786)	(3,658)
Net proceeds from the exercise of stock options	---	39

Net cash provided by financing activities	756	1,474

Effects of exchange rate changes	(24)	(6)

Net increase (decrease) in cash and cash equivalents	(600)	146
Cash and cash equivalents at beginning of period	1,378	826

Cash and cash equivalents at end of period	$778	$972

See accompanying notes to condensed consolidated financial statements.

–  5  –

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended September 30, 2003. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2004 and 2003 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2004. The results of operations for the three and nine months ended June 30, 2004 are not necessarily indicative of the results for the year ending September 30, 2004.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.         Stock Based Compensation

At June 30, 2004, we had four stock-based employee compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2003. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, we do not recognize any stock-based employee compensation cost in our financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share had we applied the alternative fair value treatment of recognizing as stock-based employee compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$635	$354	$2	$462
Deduct: Total stock-based employee
compensation expense determined under
the fair value based method for all
awards, net of related tax effects	(49)	(5)	(67)	(15)

Pro forma net income (loss)	$586	$349	$(65)	$447

Earnings (loss) per share:
Basic - as reported	$0.13	$0.08	$0.00	$0.10
Basic - pro forma	$0.12	$0.08	$(0.01)	$0.10
Diluted-as reported	$0.13	$0.08	$0.00	$0.10
Diluted--pro forma	$0.12	$0.08	$(0.01)	$0.10

3.         Earnings per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares and upon conversion of convertible subordinated debt. Shares issuable upon conversion of convertible subordinated debt have only been included in the three months ended June 30, 2004, as they were not dilutive in any other period.

–  6  –

3.        Earnings per Share (continued)

The following table reconciles our computation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Shares:
Basic shares	4,870	4,605	4,857	4,595
Effect of dilutive securities
Options	8	4	9	21
Convertible subordinated debt	272	---	---	---

Diluted shares	5,150	4,609	4,866	4,616

Basic net income	$635	$354	$2	$462
Diluted net income	$674	$354	$2	$462

Basic earnings per share	$0.13	$0.08	$0.00	$0.10
Diluted earnings per share	$0.13	$0.08	$0.00	$0.10

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

The Company paid cash aggregating $1,506 (including the above purchase of convertible notes) representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003. PKLB was a publicly traded company based in Baltimore, Maryland, that provided clinical research and development services to the pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. PKLB has been renamed BASi Maryland, Inc.

The purchase price has been allocated based on the estimated fair values of the assets and liabilities acquired. The purchase price has been allocated as follows:

Current assets	$626
Property and equipment	6,448
Intangible assets	1,311
Goodwill	213

Total assets acquired	8,598

Liabilities assumed	(1,913)

Net assets acquired	$6,685

During the fiscal quarter ended June 30, 2004, we concluded our valuation of the acquisition, primarily the assessment of intangible assets. Also during the quarter, we received a third party offer on the land and building, which we have accepted. We will lease a portion of the building for two years after the close under an operating lease. We have used the net sale value of the building in our final valuation. Property and equipment were increased by $127; intangible assets were decreased by $268, goodwill was increased by $158 and liabilities assumed were increased by $17 as a result of these changes.

During the nine months ended June 30, 2004, we recorded additional adjustments from our original estimates to reduce deferred revenue at the acquisition date by $189, record taxes on the revaluation of the basis of property of $86, and record acquisition costs of $48, resulting in reductions of intangible assets of $64 and goodwill of $4.

Of the $1,311 in value of the acquired intangible assets, $80 was assigned to methodologies, $626 was assigned to customer relationships and $605 has been assigned to the regulated facility/FDA compliant laboratory site. We estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization.

6.         Inventories

Inventories consisted of the following:

	June 30, 2004	September 30, 2003
Raw materials	$1,137	$1,161
Work in progress	310	338
Finished goods	488	658

	1,955	2,157
Less LIFO reserve	(102)	(102)

	$1,833	$2,055

–  8  –

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

The following table presents operating results by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Operating income (loss):
Services	$1,164	$546	$(581)	$739
Products	74	308	1,194	437

Total operating income	1,238	854	613	1,176
Corporate expenses	(293)	(78)	(686)	(233)

Income (loss) before income taxes	$945	$776	$(73)	$943

8.         Related Party Transactions

Prior to the acquisition of PKLB in June 2003, a current director of the Company who had been a director of PKLB made loans to PKLB to support their cash needs under the terms of a $350 convertible promissory note (“Old Note”) dated November 22, 2002. On December 31, 2003, the Company issued a $350 8% convertible note payable (“New Note”) in exchange for the Old Note. The New Note is convertible into the Company’s common shares at a price based upon the market price of the common shares at the time of the conversion and is scheduled to mature on June 1, 2005. On that same day, the Company prepaid $100 of the outstanding principal amount of the New Note, plus approximately $31 in accrued interest, and the holder converted $150 of the New Note into 38 of the Company’s common shares. The Company issued the holder a new 8% note due June 1, 2005, on substantially the same terms as the New Note, for the remaining $100 principal amount.

9.         Long-Term Debt

In May, 2004 the Company converted its construction loans totalling $2,250 into long-term debt under the terms of the initial loans. The loan bears interest at the rate of 5.7% through June 1, 2007 and matures October 29, 2012. Monthly payments total $16 for principle and interest.

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

GENERAL

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our Services segment is the direct beneficiary of these efforts, through their outsourcing of laboratory and analytical needs, and our Products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. One significant development in the past decade has been the continuing consolidation among large pharmaceutical corporations. We believe that, on the whole, this consolidation should have a positive impact on our business, as these increasingly larger pharmaceutical companies will devote their internal resources, our main competitor, to only those drug candidates with the potential to have a material impact on their operations, and will outsource more of their lesser opportunities. Additionally, many drug candidates will not meet the financial hurdles established by the major pharmaceutical companies, and will be developed by smaller, specialty pharmaceutical companies that do not possess internal capabilities to test and analyze the drug candidate, or have the capability to scientifically monitor the product once approved. Offsetting those potential positive impacts, the major pharmaceutical companies tend to reevaluate their development programs after major acquisitions, which sometimes cause them to defer, or cancel, work that we were scheduled to perform. We are also at risk that a significant client for us may be acquired by a corporation that prefers to perform the work internally, or has a long-standing relationship with one of our competitors. We anticipate that as companies in our markets consolidate, our competitors will also consolidate, which will result in fewer, but much stronger, competitors for our business.

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

Research and analytical services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are excellent to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our increasingly diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to our capacity, sustained growth will require additional investment in future periods.

–  10  –

One of the more important factors in our profitability is the utilization of our capacity. In the past two years, we have added significant new capacity through acquisitions in Baltimore, Maryland and McMinville, Oregon, and through facility expansions in West Lafayette and Evansville, Indiana. These expansions created a higher level of basic operating expenses. Those related to productive capacity are included in cost of services. As a result, after expansion, while we are developing the sales to fill these facilities, our percentage margins on services have declined because many of these costs are the same as they will be at full capacity, but are being spread over less-than-capacity revenues. While the capacity and capabilities added have the potential to positively impact future operating results, their costs have had a negative impact in the current quarter and nine months.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Service revenue	72.3	71.7	68.7	67.6
Product revenue	27.7	28.3	31.3	32.4

Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	67.9	68.5	80.4	73.5
Cost of product revenue (a)	40.4	38.5	39.9	40.6

Total cost of revenue	60.3	60.0	67.7	62.9

Gross profit	39.7	40.0	32.3	37.1
Total operating expenses	28.1	29.2	30.1	31.7

Operating income	11.6	10.8	2.2	5.4

Other (expense)	(2.8)	(1.0)	(2.5)	(1.0)

Income (loss) before income taxes	8.8	9.8	(0.3)	4.4

Income tax expense (benefit)	2.9	5.4	(0.3)	2.2

Net income	5.9	4.4	0.0	2.2

                           (a)     Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2004 increased 35% to $10.6 million compared to $7.9 million for the third quarter last year. Service revenue increases were the result of the Company’s two acquisitions completed in fiscal 2003. Preclinical services capacity utilization and UK-based bioanalytical services (aided by a strong pound sterling that causes U.K. revenues to translate into more U.S. dollars), showed significant improvement for the quarter. Our Product revenues increased 32%, driven by strong sales of our Culex automated blood sampling product line.

Cost of Revenues

Cost of revenues for the third quarter ended June 30, 2004 was $6.4 million or 60% of revenue compared to $4.7 million, or 60% of revenue for the third quarter last year. The increase in cost of revenues is related to the Company’s Services segment and is due to the inclusion of costs from operations acquired in fiscal 2003 that were not included in the prior year. Our cost of revenues as a percentage of revenues improved this quarter to the level of the same period last year as a result of higher utilization of our capacity. Future similar, or improved, margins are dependent on maintaining or improving volume, as we have significantly greater capacity than we did in fiscal 2003. Higher utilization of capacity in our Baltimore facility, acquired last year, impacted the margin improvement in the current quarter. The costs of the underutilized capacity in our Services segment are included in cost of services, with the result that those costs remain fairly constant, regardless of our Services volume. The cost of product revenue as a percentage of product revenue continues within our planned range, impacted mainly by the mix of product.

–  11  –

Operating Expenses

Selling expenses for the three months ended June 30, 2004 increased 21% to $672,000 from $557,000 for the three months ended June 30, 2003. Research and development expenses, which are net of grant reimbursements, for the three months ended June 30, 2004 decreased 15% to $260,000 from $305,000 for the three months ended June 30, 2003. These changes were in line with our expectations and reflect, in the case of selling expenses, our efforts to increase our utilization of our capacity, and with regard to research and development, our current focus on improving operations in our recent acquisitions, reducing our expenditures in research and development. For the near term, we intend to focus our attention on improving the operations of our acquired companies, balancing our human and financial resources between operations and new development opportunities.

General and administrative expenses for the three months ended June 30, 2004 increased 43% to $2,054,000, from $1,436,000 for the three months ended June 30, 2003. This increase is primarily attributable to the Company’s acquisitions in fiscal 2003, and includes additional recruitment and compensation costs to add key personnel.

Other (Expense)

Interest expense increased 107% to $306,000 in the three months ended June 30, 2004 from $148,000 in the comparable quarter of the prior year. This increase is due to interest expense on the subordinated debt issued in connection with the Company’s 2003 acquisitions and increases in long-term debt due to facility expansions at its Evansville and West Lafayette sites. We also decided to fix our interest rates on our $9,000,000 of mortgage financing at 5.7% through May, 2007 as monetary policy tightens. This increase of 1.4% over our prior floating rate added approximately $20,000 in the quarter. This was done to limit interest rate risk.

Income Taxes

We computed our tax benefit using an effective tax rate for the three months ended June 30, 2004 of 32.8% compared to 54.4% for the three months ended June 30, 2003. This decline in effective rate is the result of profitable operations in our United Kingdom subsidiaries, where prior period loss carryforwards are being recognized as utilized.

Net Income

As a result of the above factors, we earned $635,000 ($.13 per share basic and $.12 per share diluted) in the quarter ended June 30, 2004, compared to $354,000 ($.08 per share, both basic and diluted) in the same period last year.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

General

Our current year-to-date operations reflect the operations of our two acquisitions of last year for the full period. Prior year results included operations of our Oregon acquisition from December 12, 2002, and our Baltimore acquisition from May 26, 2003. Both of these acquisitions contributed to our losses in prior periods of the current year. Neither of these operations were profitable in the comparable period last fiscal year, however, because of inclusion for the full period in the current year, current fiscal year operating results have been impacted more than last year.

Service and Product Revenues

Revenues for the nine months ended June 30, 2004 increased 29% to $28.0 million compared to $21.8 million for the nine month period last year. Service revenue increases were primarily the result of the Company’s two aforementioned acquisitions. Product revenues increased 25% as a result of the success of our Culex product line.

–  12  –

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2004 was $19.0 million or 68% of revenue compared to $13.7 million, or 63% of revenue for the same period last year. The increase in cost of revenues is primarily related to the Company’s Services segment and is due to the acquisitions in fiscal 2003. The increase in cost of revenue as a percentage of revenue is impacted by operating inefficiencies in the Services segment as the Company integrates the acquired businesses, and by underutilization of capacity. This impact was most severe in the first two quarters of fiscal 2004. We devoted significant manpower to changing site infrastructure and absorbing new job methodologies, which reduced billable work. During the first quarter of the current fiscal year, we absorbed the costs of a client project overrun, new staff in training, and lower than optimal capacity utilization. The product segment cost of revenue as a percentage of product revenue was in line with our historical experience.

Operating Expenses

Selling expenses for the nine months ended June 30, 2004 decreased 11% to $1,963,000 from $2,199,000 for the nine months ended June 30, 2003. Research and development expenses, which are net of grant reimbursements, for the nine months ended June 30, 2004 decreased 20% to $801,000 from $996,000 for the nine months ended June 30, 2003. As described in the three month discussion above, these decreases are primarily attributable to the Company’s efforts to control expenses.

General and administrative expenses for the nine months ended June 30, 2004 increased 53% to $5,686,000, from $3,723,000 for the nine months ended June 30, 2003. The principal reasons for this increase are the expenses of the acquired operations, in addition to significant consulting expenses for interim financial management while the Company recruited new personnel (accomplished in the third quarter of this fiscal year).

Other (Expense)

Interest expense increased 82% to $720,000 in the nine months ended June 30, 2004 from $396,000 in the comparable period of the prior fiscal -year. This increase is due to interest expense on the subordinated debt issued in connection with the Company’s fiscal 2003 acquisitions and increases in long-term debt due to facility expansions at its Evansville and West Lafayette sites.

Income Taxes

Our tax provision for the nine months ended June 30, 2004 is the result of our estimate of income for the full year. As of June 30, 2004, we had losses in the U.S., which we project can be utilized against fourth quarter income. These losses were offset by earnings in the U.K., where we have loss carryforwards to offset our current income. We are recognizing the benefit of that carryforward as it is realized, due to the uncertainties of its realization, resulting in no net provision in the current period for U.K. profits. The nine month benefit from taxes reflects the projection that we will be profitable for the full year in the U.S., while utilizing unrecorded benefits in the U.K. Our fourth quarter and full year provision for taxes could be impacted by failure to attain these projections.

Net Income

As a result of the above, we experienced net earnings of $2,000 ($0.00 earnings per share, both basic and diluted) for the first nine months of the current fiscal year, compared to net income in the prior fiscal year of $462,000 ($.10 income per share, both basic and diluted) .

–  13  –

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2004, BASi had cash and cash equivalents of $778,000, compared to cash and cash equivalents of $1,378,000 at September 30, 2003. Our cash receipts are immediately applied to our line of credit in the U.S., the result of which is that our cash balances are principally in the U.K. We monitor our U.K. cash needs to avoid conversion costs, which in the current interest rate environment can exceed interest. Our cash balance is therefore less significant than our available borrowing capacity.

Our net cash provided by operating activities was $697,000 for the nine months ended June 30, 2004. Cash provided by operations during the nine months ended June 30, 2004 consisted of net profits of $2,000, non-cash charges against operations of $2,974,000 and a net increase in assets employed of $2,279,000 in current assets and liabilities. During the current nine month period, we maintained significant customer advance payments for work to begin after this period, which contributed $812,000 to cash flow. Our sales in the third quarter of our fiscal year resulted in an increase in accounts receivable of $1,451,000 over our last year-end, which was financed by utilizing our working capital credit facility.

Net cash used by investing activities decreased to $2,029,000 for the nine months ended June 30, 2004 from $4,033,000 for the nine months ended June 30, 2003. The current period’s investment is the result of facilities expansion in West Lafayette, Indiana and Evansville, Indiana, while two acquisitions in fiscal 2003 accounted for the higher level in the prior comparable period.

Cash provided by financing activities for the nine months ended June 30, 2004 was $756,000 due to additional borrowings from our lines of credit, offset by payments on long term debt and leases. In the nine months ended June 30, 2003, the Company refinanced its existing revolving line of credit and term loan and secured new financing for facilities expansion and improvements. Throughout fiscal 2003, BASi used these funds to finance its expansions and improvements in Evansville and West Lafayette and for other capital expenditures. As the availability from the new facilities financings was expended by late fiscal 2003, the Company began to support these expansions with available funds from operations and its revolving credit line.

Capital Resources

Total expenditures by BASi for property and equipment were $2,029,000 and $4,077,000 for the nine months ended June 30, 2004 and 2003, respectively. Expenditures for the first nine months of 2004 include the construction of the new early development facility in West Lafayette, accounting for the largest portion of these expenditures, and expenditures to bring the Baltimore facility to Company standards. Capital expenditures also include the purchase of new toxicology and pathology software in the Company’s Evansville location that will improve efficiency and ensure future regulatory compliance. The software is in the validation process and is expected to be fully operational in November 2004. These expenditures were primarily funded by the Company’s construction line of credit and revolving line of credit. Capital investments correspond to anticipated increases in research services to be provided by BASi. BASi expects to make other investments to expand its operations through internal growth, strategic acquisitions, alliances, and joint ventures as demand and capital allow.

The Company has implemented a phased plan to improve the operations of its Baltimore clinical research unit and expects to fund the operations with cash provided from company-wide operations supplemented by its revolving line of credit. The planned improvements include renovation of the clinic, selectively updating equipment and hiring highly qualified, experienced management personnel. Improvements already completed and in process have had measurable effects on attracting new clients

BASi’s revolving line of credit expires September 30, 2006. The maximum amount available under the terms of the agreement is $6,000,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points, or at the Eurodollar rate plus 200 to 350 basis points, as elected by BASi, depending upon the ratio of BASi’s interest bearing indebtedness (less subordinated debt) to EBITDA. BASi pays a fee equal to 25 to 50 basis points, depending upon the same financial ratio, on the unused portion of the line of credit. As of June 30, 2004, BASi had approximately $1.8 million of availability under this facility.

–  14  –

During 2002, the Company began expanding facilities at its site in West Lafayette, Indiana. Phase one of this facility became fully functional in the third fiscal quarter of 2004 at a cost of $3.4 million. Phases two and three will be completed as business justifies. Construction on the West Lafayette facilities is expected to have a total cost of $4.0 million when complete. The Company funded part of this expansion by obtaining a $2,250,000 construction loan with a bank. The loan expires November 1, 2012 and requires interest payments only until completion of the project in West Lafayette, Indiana. Interest is charged at the prime rate. The Company exhausted this construction loan in the first quarter of fiscal 2004 and converted the $2,250,000 to a term mortgage in May 2004. Future expenditures to complete the site will be funded by cash from operations, as new business is generated and facilities are filled, and the Company’s revolving line of credit.

We currently have a contract to sell our Baltimore facility, requiring a two-year leaseback of space in excess of our needs. The contract is subject to due diligence procedures by the buyer, which, in essence, makes the contract non-binding. Should the contract not be consummated, we had competing offers at similar terms. The net proceeds from this transaction should exceed $6,000,000, which we intend to use to retire $2,000,000 of subordinated debt and pay down our revolving line of credit, with the excess to be retained as working capital.

Cash Commitments

BASi is required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt and lease obligations at June 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts presented for 2004 are those items required in the final fiscal quarter):

	Fiscal Year Ending September 30,
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

Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities, combined with the action plan described above, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future.

–  15  –

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. The credit agreement between BASi and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at Eurodollar rate plus 200 to 350 basis points, depending in each case upon the ratio of BASi’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASi’s option. As discussed previously, we have taken steps to fix the interest rate on a significant amount of our debt through May, 2007. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2004 and 2003. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this report, BASi’s Chief Executive Officer and Chief Financial Officer believe BASi’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting BASi’s management to material information required to be included in this Form 10-Q and other Exchange Act filings.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to marterially affect, the Company’s internal control over financial reporting.

–  16  –

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibit

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Employment agreement dated March 18, 2004 with Michael R. Cox (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004).

10.2	Grant of qualified stock options dated April 1, 2004 to Michael R. Cox (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2004).

10.3	Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2004).

10.4	Fourth Amendment dated May 13, 2004 to Credit Agreement dated October 29, 2002 with The Provident Bank (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2004).

(31)	31.1	Certification of Peter T. Kissinger †

31.2	Certification of Michael R. Cox †

(32)	32.1	Section 1350 Certifications †

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2002).

† Filed with this Quarterly Report on Form 10-Q.

(b)        Reports on Form 8-K

        Form 8-K furnished April 29, 2004, reporting under Item 12 “Results of Operations and Financial Condition,” relating to the Company’s announcement of its results for the quarter ended March 31, 2004.

–  17  –

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/ PETER T. KISSINGER

Peter T. Kissinger
President and Chief Executive Officer

Date:  August 19, 2004

By:  /s/ MICHAEL R. COX

Michael R. Cox
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 19, 2004

–  18  –