Form 10-K/A
period 2003-09-30
BIOANALYTICAL SYSTEMS INC
filed 2004-09-21
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

         The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A which was for the fiscal year ended September 30, 2003, solely to revise the disclosures contained in Item 9A of Part II of the Form 10-K filed with the Securities and Exchange Commission on January 13, 2004. Except for the item noted above, no other information is being amended by this Form 10-K/A. The Company has not updated disclosures in this Form 10-K/A to reflect any event subsequent to the Company's filing of the original Form 10-K.

Item 9A.    Controls and Procedures.

Based on their most recent evaluation, which was completed as of September 30, 2003, the Company's Chief Executive Officer and interim Chief Financial Officer believe that, because of the situation described below, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2003 in timely alerting the Company's management to material information required to be included in this Form 10-K and other Exchange Act filings. Upon completing their review, the Chief Executive Officer and the interim Chief Financial Officer concluded that the Company was not producing final versions of its Exchange Act reports sufficiently early to allow the Chief Executive Officer to thoroughly review them. Since September 30, 2003, the Company has shifted responsibility for the preparation of the Exchange Act reports to different personnel, has formed a Disclosure Committee to review its Exchange Act reports, has adopted a more structured timetable for completing the required disclosure and has obtained more extensive involvement by the Chief Executive Officer in the preparation of the reports.

Except as indicated below, there were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2003.

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

The auditors also informed the Company of additional reportable conditions (as the term “reportable conditions” is defined by the American Institute of Certified Public Accountants) that required adjustments to fairly state the Company’s financial statements for the year ended September 30, 2003. These conditions related to errors in the computation of earned revenues on long-term contracts at two of the Company’s locations, and an error in recognizing income related to a pre-acquisition contract by one of the Company’s acquired businesses. The Company is in the process of implementing a new system for managing contracts, that, among other things, applies better controls to recording and tracking contracts, and automates the computation of earned revenues. Until this new system is fully functional, additional review procedures have been established. The Company's controller resigned on July 31, 2003, although she continued to work on a part-time basis through November 4, 2003, and the Chief Financial Officer resigned on October 31, 2003. Since these resignations, the Company has appointed an interim Chief Financial Officer and the Company is in the process of recruiting to fill these positions. The Company has made interim arrangements with a consulting firm to provide the additional necessary support needed while the search for a new controller and a new Chief Financial Officer continues.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2004	BIOANALYTICAL SYSTEMS, INC.
  (Registrant)

By:  /s/ Peter T. Kissinger
Peter T. Kissinger
President, Chairman and Chief Executive Officer

By:  /s/ Michael R. Cox
Michael R. Cox
Chief Financial Officer and
VP - Finance

3

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2004

/s/ Michael R. Cox Michael R. Cox	Chief Financial Officer and VP - Finance (Principal Financial and Accounting Officer)	September 17, 2004

/s/ William E. Baitinger	Director	September 17, 2004
William E. Baitinger

	Director	September 17, 2004
Leslie B. Daniels

	Director	September 17, 2004
Gayl W. Doster

/s/ Candice B. Kissinger	Director	September 17, 2004
Candice B. Kissinger

/s/ Ronald E. Shoup	Director	September 17, 2004
Ronald E. Shoup

	Director	September 17, 2004
W. Leigh Thompson

4

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

5