Form 10-K
period 2004-09-30
BIOANALYTICAL SYSTEMS INC
filed 2005-01-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        for the fiscal year ended September 30, 2004.

OR

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

Based on the closing price on the NASDAQ stock market on January 10, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $18,297,510. As of January 10, 2005, 4,869,502 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of January 10, 2004.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated

Annual Report to security holders for the fiscal year ended September 30, 2004	Part II

Proxy Statement	Part III

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

Item 1.    Business.

General

The Company provides contract development services and research equipment to many of the leading global pharmaceutical, medical research and biotechnology companies and institutions. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its start in 1974.

We offer an efficient, variable cost alternative to our clients’ internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration (“FDA”) is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both focused on determining drug safety and efficacy.

We support preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. The Company believes its scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products it provides increasingly valuable to its current and potential clients. Scientists engaged in analytical chemistry clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are our principal clients.

Acquisitions

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc., a Maryland corporation (“PKLB”), became a majority owned subsidiary of the Company. Following the acquisition PKLB was renamed BASi Maryland, Inc. The Company acquired PKLB to broaden its service offering base, which now includes Phase I through III clinical trials services and a fourth bioanalytical lab complementing sites in Indiana, Oregon and the United Kingdom. In addition, the Company wanted to establish a meaningful operating presence physically near current and potential clients on the East Coast of the U.S. PKLB’s operating performance prior to the acquisition had been poor. Since the acquisition the Company has made significant organizational, managerial, staff, and physical plant changes to attempt to improve PKLB’s performance.

LC Resources, Inc.

On December 13, 2002, the Company acquired LC Resources, Inc. (“LCR”), a privately held company based in Walnut Creek, California. The Company believes that LCR has a strong reputation in liquid chromatography and bioanalysis, and provides a location that is significantly closer to clients on the West Coast of the U.S., which is an additional benefit of the acquisition.

Changing Nature of the Pharmaceutical Industry

The Company’s services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. The Company’s products are also marketed to academic and government institutions. The Company’s services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. The Company believes that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

Accelerated Drug Development

Clients continue to demand faster, more efficient, more selective development of a larger pool of drug candidates. Clients demand fast, high quality service in order to make immediate, well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

Cost Containment

Pharmaceutical companies continue to push for more efficient operations through outsourcing to optimize profitability as development costs climb, staff costs increase, generic competition challenges previously secure profit generators, political and social pressures escalate to reduce health care costs, and shareholder expectations mount.

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

Biotechnology Industry and Virtual Drug Company Growth

The biotech industry continues to grow and has introduced many new developmental drugs. Many biotech drug developers do not have in-house resources to conduct development. Smaller drug discovery firms struggled to find funding in 2004. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Efficient use of limited funds motivates smaller firms to seek outside service providers like the Company rather than build expensive infrastructure.

Unique Technical Expertise

The increasing complexity of new drugs requires highly specialized, innovative, solution-driven research not available in all client labs. The Company believes that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

Data Management Expertise

Our clients and the FDA require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data.

The Company is making significant investments in software throughout its contract services groups to optimize efficiency and ensure it complies with FDA and client expectations.

Globalization of the Marketplace

Foreign firms are relying on independent development companies with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. The Company believes that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services will benefit from this trend. The Company has a significant European presence and experience in managing foreign operations from its West Lafayette offices.

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

Clients work with the Company’s preclinical services group to establish pharmacokinetics and safety testing of the new drug. These safety studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company’s bioanalytical services group provide kinetic, metabolism and dose-ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of the Company’s products are designed for use in preclinical development. The Culex® ABS, a robotic automated blood sampler, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Several variations of this technology are in development. Clients and the Company’s bioanalytical services group sometimes use the Company’s electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples. Liquid chromatography coupled to mass spectrometry is now a mainstay of the Company’s bioanalytical laboratories. The Company has invested heavily in robotics and mass spectrometry systems over the last five years.

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

Company Services and Products

Overview

The Company operates in two business units – contract research services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both units arose out of the Company’s expertise in a number of core technologies designed to quantify trace chemicals in complex matrices. The Company evaluates performance and allocates resources based on these units.

Services

The Company’s contract research services unit provides screening and pharmacological testing, preclinical safety testing, formulation development, clinical trials, regulatory compliance and quality control testing. Revenues from the Company’s services unit were $24.9 million for fiscal year 2004. For additional financial information regarding the unit, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the services provided by the Company’s contract research services unit:

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

•    In Vivo Sampling:    The Company provides preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in West Lafayette, IN using the Company’s robotic Culex® ABS (Automated Blood Sampling) system and in Evansville, IN.

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

Research Products

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

•    Robotic blood sampling systems and accessories (disposables, training, systems qualification)

•    In vivo microdialysis collection systems

•    Physiology monitoring tools

•    Liquid chromatography and electrochemistry instruments platform

Revenues for the Company’s products unit were $12.2 million for fiscal year 2004. For additional financial information regarding the products unit, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the products offered by the Company:

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

Clients

Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2004 research and development spending. The Company has been recognized as a preferred vendor, or a tactical partner, to three of these firms.

The Company has been balancing its business development effort between large pharmaceutical developers and the next tier of smaller drug development companies. The Company believes that smaller companies will be more inclined to establish a consistent, long-term, strategic relationship with the Company but realizes that they may be poorly funded. The Company has adapted by increasing its focus on a larger number of specialist service buyers at large and small clients any be engaging in a more active and more diversified business development effort staffed with specialists.

Approximately 20% of the Company’s products and services revenues are generated from customers outside of North America.

During fiscal 2003 Pfizer and Pharmacia, the Company’s two largest clients in fiscal 2002, merged. Post acquisition, Pfizer accounted for approximately 12.5% of the Company’s total revenues in fiscal 2004 and 11% of total trade accounts receivable at September 30, 2004. Treated as a single entity in 2003 and 2002, Pfizer would have accounted for approximately 16.0% and 28.3%, respectively, of the Company’s total revenues and 17.2% of total trade accounts receivable at September 30, 2003.

The Company deals with at least 20 different research groups within Pfizer, each focused on a particular development function, each having little intercourse with any other. This is typical among the Company’s large, multinational clients. The Company treats most of these as separate, virtually unrelated, entities. In fiscal 2003, Pfizer restructured and repatriated their preclinical development effort in Kalamazoo, MI, minimizing outsourcing for the short-term and possibly long-term as well. This change significantly reduced revenue in Evansville for fiscal 2003, and impacted fiscal 2004, as the business has still not been fully replaced. Otherwise, the merger has not affected the Company’s relationships with the other sites under the Pfizer umbrella.

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

The Company’s products and services are sold directly to the client. The Company has thirteen employees on its business development staff and an equal number providing technical and development support. In 2003, this team was restructured and staffed with service specialists, some from acquired companies, who are better addressing the needs of service clients. Sales at the Company’s preclinical toxicology unit in Evansville, Indiana and its clinical research unit in Baltimore both improved in 2004 as a result, although operations in both locations continued to incur losses. The Company also attends multiple trade shows in many disciplines and has created a collection of web sites, catalogs, training and technical support literature, media presentations, branding, workshops and academic publications.

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

BAS Analytics, Ltd., a wholly owned, UK based subsidiary, provides a direct liaison with research service clients in Europe and maintains a laboratory to provide those services. BAS Instruments, Ltd., also a wholly owned, UK-based subsidiary, manages most product sales in Europe. In addition, the Company has a network of 18 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company’s distributor relationships are managed from the Company’s headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support the Company’s distributor network.

Contractual Arrangements

The Company’s service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company based on interim project results. Fees are adjusted accordingly. Generally, the Company’s fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in the Company’s quarterly and annual results. The Company is generally able to recover at least its invested costs when contracts are terminated.

The Company’s products business offers annual service agreements on most product lines.

Backlog

The contracts pursuant to which the Company provides its services are terminable upon written notice of 30 days or less. The Company maintains projections based on bids and contracts to optimize asset utilization. Similarly, virtually all of the Company’s products are made to order. Long delivery material purchases and inventory levels are planned to optimize asset utilization. Backlog may not be a good indicator of future sales trends. Management does not believe that backlog is material to an understanding of the Company’s business taken as a whole.

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
•        medical and scientific expertise in specific therapeutic areas
•        scientist-to-scientist relationships
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

Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of the Company’s contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

•        Resources – organization, personnel, facilities and equipment
•        Rules – protocols and written procedures
•        Characterization – test items and test systems
•        Documentation – raw data, final report and archives
•        Quality assurance unit – formalized internal audit function

Preclinical Services

The Company must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collection during the preclinical trial

The Company’s animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture (“USDA”) and the National Institutes of Health (“NIH”). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. The Company’s animal research facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as a research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (“AAALAC”) and has registered assurance with the NIH.

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

The Company is subject to regulation and inspection by local, state, federal and foreign agencies where the Company’s facilities are located. The Company has not experienced any significant problems to date in complying with the regulations of such agencies and does not believe that any existing or proposed regulations will require material capital expenditures or changes in its method of operation.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, the Company has established quality assurance programs at its facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for the Company’s SOPs where applicable. In fiscal 2004 and 2003, the Company endeavored to standardize SOPs across all relevant operations. This standardization is an ongoing process. In addition the Company purchased software to ensure compliant documentation, handling and reporting of all laboratory generated study data. In fiscal 2004 the Company purchased similar 21 CFR part 11 compliant software for its preclinical research group and is currently installing and validating that software.

Also in fiscal 2004, the Company initiated implementation of a new Enterprise Resource Planning (“ERP”) system, which is scheduled to be launched at all the Company’s locations in the third quarter of fiscal 2005. The introduction of a new ERP system is part of the Company’s response to the Sarbanes-Oxley Act (the “Act”). The Company determined that it was not practicable to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at its various locations. As part of the implementation of the new system, documentation will be developed, and testing procedures initiated, in preparing for management’s assessment and report on internal controls over financial reporting required by the Act for fiscal 2005. Although the Company is working diligently to ensure that the ERP system and related procedures will be adequately installed and successfully tested by September 30, 2005, there can be no assurance that all necessary procedures required by the Act will be completed by that date.

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

Our U.S. laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that the Company is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

HIPAA

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that govern the disclosure of confidential medical information in the United States. The Company has had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believe that we are in compliance with the current EU (European Union) and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and we intend to take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

Research and Development

In fiscal year 2004, the Company spent $1.1 million on research and development, a 17% reduction from fiscal 2003. Separate from the Company’s contract research services business, the Company maintains applications research and development to enhance its products business. Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs/reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Hardware and software engineering and prototype development in 2004 continued to generate Culex®-related products. Laboratory demonstrations are published in peer-reviewed journals, scientific seminars or at scientific association meetings as promotional tools for existing and new products. Culex®-related products and demonstrations consumed most of our research and development dollars in 2004. The Company also makes small expenditures in novel research and development, some under partial grants

Intellectual Property

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

Raw Materials

There are no specialized raw materials that are particularly essential to the Company’s business, and the Company has a variety of alternative suppliers for its essential components.

Employees

At September 30, 2004, the Company had 330 full-time employees. All employees enter into confidentiality agreements intended to protect the Company’s proprietary information. The Company believes that its relations with its employees are good. None of the Company’s employees are represented by a labor union. The Company’s performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following information concerns the persons who served as the executive officers of the Company as of September 30, 2004. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Peter T. Kissinger, Ph.D.	60	Chairman of the Board; President; Chief Executive Officer
Ronald E. Shoup, Ph.D.	53	Chief Operating Officer, BASi Contract Research Services; Director
Michael R. Cox	58	Vice President, Finance; Chief Financial Officer; Treasurer
Candice B. Kissinger	53	Senior Vice President, Marketing; Secretary and Director
Craig S. Bruntlett, Ph.D.	55	Senior Vice President, International Sales
Lina L. Reeves-Kerner	54	Vice President, Human Resources
Michael P. Silvon, Ph.D.	57	Vice President, Planning and Development

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

Ronald E. Shoup, Ph.D. serves as Chief Operating Officer of the Company’s Contract Research Services and is Managing Director of BAS Analytics, Ltd. in the UK. His current responsibilities include directing operations at the Company’s Contract Research Services sites. He joined the Company in 1980 as an applications chemist, became Research Director in 1983 and launched the Contract Research Services group within the Company in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D. in Analytical Chemistry. He has served on the Company’s board of directors since 1991.

Dr. Shoup has served on the editorial board of the Journal of Chromatography, participated in NIH Special study sections, and is a member of the external advisory board to the Purdue University Department of Chemistry. He has published over 40 scientific papers.

Michael R. Cox has been Vice President, Finance, Chief Financial Officer and Treasurer since April 2004. He was Vice President, Finance and CFO of Integrity Pharmaceutical Corporation, a private specialty pharmaceutical company, from October, 2002 until its acquisition and merger in March, 2003. Prior to that he was Senior Vice President, Finance of Intergen Company, a private biotech manufacturing and research products company, from 1997 until its acquisition in 2001, and continued with the acquirer, Serologicals Corporation, on special projects until joining Integrity. Prior to that, Mr. Cox held various executive positions in two environmental services firms and an investment firm. He was a partner in Touche Ross & Co., where he began his career after obtaining a BS in business administration from the University of North Carolina.

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

Item 2.    Properties.

The Company operates in the following locations all of which are owned by the Company, except as otherwise indicated:

•    West Lafayette, IN:    principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitutes multiple buildings with approximately 135,000 square feet of operations, manufacturing, and administrative space. Both the services unit and the products unit conduct operations at this facility. A new 20,000 square foot ADME preclinical research facility became fully functional in April, 2004. It is custom-designed to provide contract pharmacokinetic and ADME research services based on its Culex® Automated Blood Sampling system. Both the new facility and the prior portion of the building have been financed by mortgages.

•    BAS Evansville occupies 10 buildings with roughly 100,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. A recent addition was financed by a mortgage.

•    BASi Clinical Research Unit (BASi Maryland) in Baltimore, MD occupies a seven story, 126,000 square foot historic building in downtown Baltimore. On January 5, 2005, this building was sold to a developer and the Company and the developer entered into a three-year lease back for approximately 85% of the space in the building. This site contains a 110 bed, three ward, Phase I Clinical Trials facility and a roughly 20,000 square foot analytical laboratory along with administrative offices committed to recruitment and enrollment of study participants, medical and clinical trials staff, data management, and later phase Clinical Trials Management. The Company intends to use the lease back period to locate, design and construct suitable new space in the Baltimore area for its operations. The building is owned and is not mortgaged.

•    BAS Analytics and BAS Instruments, Warwickshire, UK contains the Company’s contract services and instruments operations in roughly 12,000 square feet of laboratories, sales and technical support services in the United Kingdom.

•    BASi Northwest Laboratory is in McMinnville, OR, approximately 40 miles from Portland, OR. The Company leases roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

The Company believes that its facilities are adequate for the Company’s operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7 and Notes 4, 6 and 7 to the Notes to Consolidated Financial Statements.

Item 3.    Legal Proceedings.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

You can find information regarding the market for the Company’s common shares and related stockholder matters under the heading “Common Shares” in our 2004 Annual Report. That information is incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains stock option plans that allow for the granting of options to certain key employees and directors of the Company. The following table gives information about equity awards under the stock option plans of the Company:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	317,500	$4.67	109,750

Equity compensation plans not approved by security holders	25,000	$4.58	---
Total	342,500	$4.66	109,750

For additional information regarding the Company's stock option plans, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 6.    Selected Financial Data.

You can find Selected Financial Data for each of our five most recent fiscal years in our 2004 Annual Report under “Selected Consolidated Financial Data”. That information is incorporated herein by reference.

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

Overview

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work, and our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are excellent to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our increasingly diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to our capacity, sustained growth will require additional investment in future periods.

One of the more important factors in our profitability is the utilization of our capacity. In the past two years, we have added significant new capacity through acquisitions in Baltimore, Maryland and McMinnville, Oregon, and through facility expansions in West Lafayette and Evansville, Indiana. These expansions created a higher level of basic operating expenses. Those related to productive capacity are included in cost of services. As a result, after expansion, while we are developing the sales to fill these facilities, our percentage margins on services have declined because many of these costs are the same as they will be at full capacity, but are being spread over less-than-capacity revenues. While the capacity and capabilities added have the potential to positively impact future operating results, their costs have had a negative impact in the current year.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2004	2003	2002
Service revenue	67.1	67.0	60.1
Product revenue	32.9	33.0	39.9

Total revenue	100.0	100.0	100.0

Cost of service revenue (a)	85.6	78.2	63.5
Cost of product revenue (a)	34.9	38.6	34.7

Total cost of revenue	69.0	65.1	52.0

Gross profit	31.0	34.9	48.0

Total operating expenses	30.3	32.2	34.2

Operating income	0.7	2.7	13.8

Other (expense)	(2.3)	(0.8)	(1.5)

Income (loss) before income taxes	(1.6)	(1.9)	12.3

Income tax expense (benefit)	(1.0)	(1.6)	5.3

Net income (loss)	(0.6)	0.3	7.0

        (a)         Percentage of service and product revenues, respectively.

Year Ended September 30, 2004, Compared with Year Ended September 30, 2003

Total revenue for the year ended September 30, 2004 increased 24.5% to $37.2 million from $29.8 million for the year ended September 30, 2003. Service revenue increased to $24.9 million for the year ended September 30, 2004 from $20.0 million for the year ended September 30, 2003. The inclusion of two acquired businesses for the entire year in the current fiscal year, compared to inclusion from the date of acquisition in the prior year, caused a 9% increase in year-to-year revenues. The other 16% of revenue growth came from increased sales at all operating locations, except West Lafayette research services, which had a decline. These increases were the result of increased sales efforts in the Baltimore and Evansville locations, and improvement in our facilities from recent capital expenditures. Product revenue increased to $12.2 million for the year ended September 30, 2004 from $9.9 million for the year ended September 30, 2003, primarily due to sales of the Culex® Automated Blood Sampling System. The increase in Culex® sales is a result of continuing acceptance of the technology by new customers, as well as strong re-orders by existing customers. Inflation in prices did not have a material impact on sales increases.

Costs of revenue increased 31.2% to $25.6 million for the year ended September 30, 2004 from $19.4 million for the year ended September 30, 2003. This increase of $6.2 million was due to the inclusion of the acquired businesses mentioned in the revenue discussion and the costs of additional revenues. Cost of revenue as a percentage of revenues for services increased due to the lower utilization of capacity of the acquired businesses — costs of idle capacity are charged to cost of service revenue. Costs of revenue for the Company’s products segment decreased to 34.9% as a percentage of product revenue for the year ended September 30, 2004 from 38.6% of product revenue for the year ended September 30, 2003, as a result of product sales growth being driven by Culex® sales, which command higher margins than the Company’s older product lines.

Selling expenses for the year ended September 30, 2004 decreased by 5.3% to $2.7 million from $2.9 million during the year ended September 30, 2003, due to decreased headcount in sales. Research and development expenses, which are net of grant reimbursements, for the year ended September 30, 2004 decreased 17.1% to $1.1 million from $1.3 million for the year ended September 30, 2003. The decrease of $227,000 is primarily due to reducing the number of research projects in the current year.

General and administrative expenses, for the year ended September 30, 2004 increased 37.7% to $7.5 million from $5.4 million for the year ended September 30, 2003, as a result of the acquired business mentioned above. The Company also incurred $500,000 of non-recurring consulting expenses necessitated by turnover in the Company’s finance department for the first six months of fiscal 2004. The Company utilized a contract chief accounting officer and additional financial consultants to compensate for the resignation of both the chief financial officer and chief accounting officer.

Other income (expense), net, was $(861,000) in the year ended September 30, 2004 as compared to $(230,000) in the year ended September 30, 2003, as a result of the increase in interest expense from $710,000 to $943,000 due to increased borrowings for the acquisitions and additional construction of facilities, and a non-recurring gain from sale of an excess facility of $363,000 in fiscal 2003.

The Company’s effective tax rate was a benefit of 66.6% for 2004 as a result of having a U.S. taxable loss that can be carried back for refunds against prior years’ taxes, coupled with profitable operations in the United Kingdom, where the Company is utilizing loss carryforwards to offset taxable income. The Company has tax net operating loss carryforwards for its subsidiaries in the United Kingdom. Such carryforwards, which have an indefinite life, are available to offset taxable income generated by those subsidiaries as provided by United Kingdom tax regulations. The prior year’s tax rate was the result of taxable U.S. income with a foreign loss generating no offsetting benefit.

As a result of the above, the Company lost $0.04 per share in fiscal 2004, both basic and diluted, compared to net income in fiscal 2003 of $0.02 per share, both basic and diluted.

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

Research and development expenses, which are net of grant reimbursements, for the year ended September 30, 2003 decreased 13.3% to $1.3 million from $1.5 million for the year ended September 30, 2002. The decrease is primarily due to a reduction in research staff, most of who were not committed to in vivo products and services.

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

The Company’s effective tax rate for 2003 was 84.7%, compared to 30.9% for fiscal 2002. The foreign tax net operating loss carryforwards result in a reduced consolidated effective tax rate in periods where taxable income is generated by these foreign subsidiaries, as in 2002. In fiscal 2003, these foreign operations generated an after tax loss. These losses are not tax deductible, which, when consolidated with the Company’s domestic operations, resulted in lower consolidated net taxable income and a higher overall effective tax rate.

As a result of the above, the Company earned $0.02 per share, both basic and diluted, compared to earnings of $0.23 per share in the prior year, both basic and diluted.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, the Company’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2004, the Company had cash and cash equivalents of $0.8 million compared to $1.4 million at September 30, 2003.

The Company’s net cash provided by operating activities was $2.8 million for the year ended September 30, 2004. Cash provided by operations during the year ended September 30, 2004 consisted of net loss of $203,354, net non-cash charges of $3.5 million and net cash used of $0.4 million related to changes in operating assets and liabilities. The most significant items affecting the change in operating assets and liabilities was an increase in accounts receivable of $1.5 million and an increase in refundable income taxes of $0.5 million, offset by an increase in customer advances of $1.2 million. The increases in accounts receivable and customer advances are the result of higher service revenue activity at the end of fiscal 2004 over 2003. The increase in refundable income taxes is a result of the current year’s loss.

Cash used by investing activities decreased to $3.5 million for the year ended September 30, 2004 from $4.7 million and $5.3 million for the years ended September 30, 2003 and 2002 respectively, primarily due to the completion of construction projects in Evansville and West Lafayette in fiscal 2004, and no expenditures in fiscal 2004 for acquisitions.

Cash provided by financing activities for the year ended September 30, 2004 was $0.3 million, compared to $2.4 million and $3.7 million respectively for fiscal 2003 and 2002. This decrease was primarily due to completion of the construction and acquisition activity of the prior two fiscal years, reducing the need for new financing.

The Company announced in December, 2004 that it had reached a definitive agreement to sell and lease back its facility in Baltimore, Maryland. The sales price is $6.5 million, and the Company will lease the space for three years, during which time it will select and prepare a new site for its operations in the Baltimore area. This transaction was completed on January 5, 2005. After transaction expenses, the Company generated approximately $6 million in cash from this transaction, which was used to reduce outstanding debt and increase working capital.

Capital Resources

Total expenditures by the Company for property and equipment were $3.6 million (funded by revolving line of credit and the construction line of credit), $5.2 million (funded by long-term debt and the construction line of credit) and $4.7 million (funded by revolving line of credit), in fiscal 2004, 2003 and 2002, respectively. Expenditures made in connection with the expansion of the Company’s operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom, physical plant improvements in Baltimore (2003), and purchase or upgrade of laboratory equipment account for the largest portions of these expenditures in each year. The decline in capital expenditures in fiscal 2004 is the result of the completion of expansion programs. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services to be provided by the Company, and by the replacement or upgrading of the Company’s equipment. Although the Company may consider strategic acquisition opportunities it does not intend to aggressively pursue additional acquisitions until the Company is fully utilizing existing capacity.

During 2001, the Company commenced construction to expand facilities at its preclinical site in Evansville, Indiana. Construction of these preclinical facilities was completed in March 2003 at a total cost of $3.5 million. During 2002, the Company began expanding facilities at its site in West Lafayette, Indiana. Phase one of this facility was completed in April 2004 at a cost of $3.5 million. Phases two and three will be completed as business justifies. Construction on the West Lafayette facilities is expected to have a total cost of $4.0 million when complete. The Company obtained financing for these construction projects with a bank (discussed below).

On December 13, 2002, the Company acquired LCR, a privately held company with headquarters in Walnut Creek, California and contract research laboratory in McMinnville, Oregon. The Company purchased all of the outstanding shares of LCR for approximately $2.0 million. The purchase price consisted of approximately $200,000 in cash and $1.8 million in 10% subordinated notes maturing on October 1, 2007. The holders of the notes will have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2003. These payments were made in both 2003 and 2004.

On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company common stock valued at approximately $1.2 million for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4.0 million of 6% convertible notes payable due 2008 for all of PKLB’s Class A redeemable preferred stock. The notes are convertible at $16 per share into shares of the Company’s common stock (no principal payments or conversions have occurred as of December 31, 2004). The Company paid cash aggregating approximately $1.5 million representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

On October 29, 2002, the Company obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. These credit agreements provide for a $6 million revolving line of credit with a bank and a mortgage note payable and two construction term loans payable with another bank aggregating $10 million. The construction term loans were converted to mortgages under the terms in June 2004. Borrowings under these credit agreements are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman and CEO. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

The maximum amount available under the terms of the Company’s revolving line of credit is $6 million with outstanding borrowings limited to the borrowing base as defined in the agreement. As of September 30, 2004 the outstanding balance on this line of credit was $2,825,661. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus up to 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by the Company. As of September 30, 2004 interest on the entire outstanding balance was based on the prime rate of 4.75%. The Company pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit. On January 5, 2005, the Company amended and restated this facility with a successor to its lead bank for a three year term, and paid off all outstanding advances with the proceeds from the sale of its Baltimore building (discussed above). Terms of this facility are essentially the same as the replaced facility, and available borrowings under the formula at January 5, 2005 were approximately $4.5 million.

On October 29, 2002 the Company obtained a $2,250,000 construction loan with a bank which expires November 1, 2012. The entire amount was utilized and converted to a mortgage in June, 2004. At the same time, the company fixed its interest rate on this loan for three years at 5.69% per annum. At September 30, 2004 there was $2,222,257 outstanding, with monthly payments of principal and interest of $15,755 until June 1, 2007, when they adjust under terms of the note.

The Company has a mortgage note on recently completed laboratories at Evansville of $2,058,696 as of September 30, 2004, which matures on May 1, 2008. The loan requires monthly payments of principal and interest of $18,241 until May 17, 2007, when they adjust under the terms of the note, and a final principal payment estimated to be around $1.6 million due May 1, 2008. The note bears interest at 5.69% through June, 2007.

The Company has a $4,934,731 commercial mortgage with a bank. The mortgage note requires monthly payments of $36,500 of principal and interest until June 1, 2007, when they adjust under the terms of the note, and a final payment for the unpaid principal amount estimated to be around $2.8 million due November 1, 2012. Interest is at 5.69% through June 1, 2007.

The following table summarizes the cash payments under the Company’s contractual term debt and lease obligations at September 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands). The table does not include a revolving credit facility which was repaid in January, 2005.

	2005	2006	2007	2008	2009	After 2009	Total

Mortgage notes payable	$323	$342	$362	$1,993	$277	$5,915	$9,216
Subordinated debt*	460	362	362	4,464	---	---	5,648
Capital lease obligations	74	80	---	---	---	---	154
Operating leases	563	518	60	---	---	---	1,140

	$1,420	$1,302	$784	$6,457	$277	$5,915	$16,158

        *  Subordinated debt includes notes to related parties.

The Company’s line of credit is a revolver against which the Company applies cash receipts, and draws cash as needed. The line of credit is committed until January, 2008.

The Company expects to spend approximately $2.5 million in fiscal 2005 on capital assets, including the ERP system, equipment for its recently completed vivarium and laboratory equipment. As of September 30, 2004, approximately $500,000 had been committed.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest-bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures.

Based on its current business activities, the Company believes cash generated from its operations and amounts available under its existing credit facilities, combined with the proceeds from the sale of its Baltimore building, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future and through September 30, 2005.

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

The Company’s product revenue is derived primarily from sales of equipment utilized for scientific research. Revenue from equipment not requiring installation, testing or training is recognized upon shipment to customers. One Company product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue is recognized upon completion of the installation, testing and training.

Impairment of Long-Lived Assets, Including Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other indefinite lived intangible assets, collectively referred to as “indefinite lived useful assets”, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s indefinite lived useful assets over the implied fair value of those indefinite lived useful assets. The implied fair value of the indefinite lived useful assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s indefinite lived useful assets.

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

Of the $1,691,000 in value of the intangible assets acquired from PKLB, $575,000 in value was assigned to methodologies, $562,000 in value to subject relationships, and $555,000 in value to the regulated facility/FDA compliant laboratory site. The Company estimated the economic useful life of the acquired methodologies and subject relationships to be 5 years with amortization recognized using the straight-line method. The Company has determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible not subject to amortization. The Company’s estimate of fair values and allocation of the purchase price was determined with the analysis and assistance of an independent valuation firm

Income Tax Accounting

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

The Company has an accumulated net deficit in its UK subsidiaries, consequently, United States deferred tax liabilities on such earnings have not been recorded.

New Accounting Pronouncements

In November, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) Number 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. The Company’s current costing methodology substantially conforms with the new standard. The Company does not expect a material change in costing methods from adoption of this statement.

In December, SFAS 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, required for interim and annual periods after June 15, 2005, is presented in note 1 (k) to the Consolidated Financial Statements. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using those methods. There is no impact on cash flow.

In December, 2003 SFAS Number 132 was revised regarding employers’ disclosures about pensions and other postretirement benefits. We do not have any plans addressed by this revision.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure with regard to financial instruments is the changes in interest rates. The Credit Agreement between the Company and The Provident Bank dated October 29, 2002 bears interest at a rate of either the bank’s prime rate plus 0 to 125 basis points, or at LIBOR plus 200 to 350 basis points, depending in each case upon the ratio of the Company’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at the Company’s option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company. While the Company’s revolving line of credit is at variable rates, the Company elected in June, 2004, to fix its floating rate real estate mortgages at 5.69% interest for a three-year period.

The Company operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2004, 2003 and 2002. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not materially affect the consolidated operating results of the Company.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bioanalytical Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Bioanalytical Systems, Inc. and Subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. and Subsidiaries as of September 30, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP
Indianapolis, Indiana
January 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioanalytical Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Bioanalytical Systems, Inc. as of September 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. at September 30, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  Ernst & Young, LLP

November 28, 2003

BIOANALYTICAL SYSTEMS INC.
Consolidated Balance Sheets

At September 30,

Assets	2004	2003

Current assets:

Cash and cash equivalents	$772,889	$1,378,311
Accounts receivable:
Trade	5,352,244	3,978,058
Grants	---	13,318
Unbilled revenues and other	1,086,121	954,369
Inventories	1,569,527	2,055,139
Deferred income taxes	469,033	464,682
Refundable income taxes	602,639	83,876
Prepaid expenses	503,492	396,487

Total current assets	10,355,945	9,324,240

Property and equipment:
Land and improvements	653,534	653,534
Buildings and improvements	27,910,706	23,426,966
Machinery and equipment	15,927,910	14,549,497
Office furniture and fixtures	1,207,512	1,105,042
Construction in process	136,920	2,414,366

	45,836,582	42,149,405

Less accumulated depreciation and amortization	(13,935,307)	(10,977,775)

	31,901,275	31,171,630

Goodwill	1,444,652	983,883

Intangible assets, net of accumulated amortization of
$451,363 in 2004 and $116,253 in 2003	2,490,902	2,777,842
Debt issue costs, net	339,583	427,683
Other assets	262,774	299,953

Total assets	$46,795,131	$44,985,231

                 See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Balance Sheets

At September 30,

Liabilities and Shareholders' Equity	2004	2003

Current liabilities:

Accounts payable	$2,761,960	$3,072,866
Accrued expenses	1,590,247	1,245,353
Customer advances	2,816,826	1,657,518
Revolving line of credit	2,825,661	2,387,846
Current portion of capital lease obligations	73,981	123,371
Current portion of long-term debt, including
$218,670 in 2004 and $509,670 in 2003 to
related parties	782,748	1,131,904

Total current liabilities	10,851,423	9,618,858

Capital lease obligations, less current portion	80,124	---
Long-term debt, less current portion	8,892,937	6,948,538
Construction line of credit	---	1,675,753
Subordinated notes payable, including $735,989 in
2004 and $854,660 in 2003 to related parties, less
current portion	5,188,109	5,188,262
Deferred income taxes	2,362,355	1,827,356

Shareholders' equity:
Preferred shares:
Authorized 1,000,000 shares; none issued and outstanding	---	---
Common shares, no par value:
Authorized 19,000,000 shares; issued and
outstanding 4,869,502 shares in 2004 and
4,831,460 shares in 2003	1,176,590	1,168,163
Additional paid-in-capital	11,263,368	11,121,795
Retained earnings	7,295,063	7,498,417
Accumulated other comprehensive loss	(314,838)	(61,911)

Total shareholders' equity	19,420,183	19,726,464

Total liabilities and shareholders' equity	$46,795,131	$44,985,231

See accompanying notes to consolidated financial statements

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Operations

Years ended September 30,

	2004	2003	2002
Service revenue	$24,928,305	$19,986,734	$16,139,602
Product revenue	12,224,155	9,852,220	10,373,444

Total revenue	37,152,460	29,838,954	26,513,046

Cost of service revenue	21,347,731	15,624,636	11,556,269
Cost of product revenue	4,270,720	3,804,105	4,393,009

Total cost of revenue	25,618,451	19,428,741	15,949,278

Gross profit	11,534,009	10,410,213	10,563,768

Operating expenses:
Selling	2,703,450	2,853,229	2,939,929
Research and development	1,099,533	1,326,933	1,521,001
General and administrative	7,476,646	5,430,051	4,476,105
(Gain) loss on sale of property and equipment	28,757	(362,755)	12,883

Total operating expenses	11,308,386	9,522,907	8,949,918

Operating income	254,380	800,000	1,626,733
Interest income	7,621	3,322	3,492
Interest expense	(942,463)	(709,777)	(205,002)
Other income	102,557	114,277	135,099

Income (loss) before income taxes	(606,662)	570,577	1,547,439
Income taxes	(403,308)	483,271	480,994

Net income (loss)	$(203,354)	$87,306	$1,066,445

Net income (loss) per share:
Basic	$(0.04)	$0.02	$0.23
Diluted	$(0.04)	$0.02	$0.23
Weighted average common shares outstanding:
Basic	4,860,095	4,654,595	4,575,995
Diluted	4,860,095	4,673,448	4,625,381

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Shareholders' Equity
Years ended September 30, 2004, 2003, and 2002

	Common Shares Number Amount		Additional paid in capital	Retained earnings	Accumulated other comprehensive loss	Total Shareholders' equity
Balance at September 30, 2001	4,569,416	$1,012,190	$10,506,200	$6,344,666	$(32,727)	$17,830,329

Comprehensive income (loss):
Net income	--	---	---	1,066,445	---	1,066,445
Other comprehensive loss:
Foreign currency translation adjustments	---	---	---	---	(15,065)	(15,065)

Total comprehensive income						1,051,380
Exercise of stock options	9,100	2,016	14,639	---	---	16,655
Balance at September 30, 2002	4,578,516	1,014,206	10,520,839	7,411,111	(47,792)	18,898,364

Comprehensive income:
Net income	---	---	---	87,306	---	87,306
Other comprehensive loss:
Foreign currency translation adjustments	---	---	---	---	(14,119)	(14,119)

Total comprehensive income						73,187
Shares issued for acquisitions	228,857	148,621	567,512	---	---	716,133
Exercise of stock options	24,087	5,336	33,444	---	---	38,780

Balance at September 30, 2003	4,831,460	1,168,163	11,121,795	7,498,417	(61,911)	19,726,464

Comprehensive income (loss):
Net loss	---	---	---	(203,354)	---	(203,354)
Other comprehensive loss:
Foreign currency translation adjustments	---	---	---	---	(252,927)	(252,927)

Total comprehensive loss						(456,281)
Conversion of note	38,042	8,427	141,573	---	---	150,000

Balance at September 30, 2004	4,869,502	$1,176,590	$11,263,368	$7,295,063	$(314,838)	$19,420,183

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Cash Flows

Years ended September 30,

	2004	2003	2002
Operating activities:

Net income (loss)	$(203,354)	$87,306	$1,066,445
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	3,441,127	2,681,692	2,042,004
(Gain) loss on sale of property and equipment	28,757	(362,755)	12,883
Deferred income taxes	12,927	137,662	(67,525)
Changes in operating assets and liabilities:
Accounts receivable	(1,492,620)	503,049	(288,295)
Inventories	485,612	618,900	(232,969)
Prepaid expenses and other assets	(113,471)	107,269	(426,269)
Accounts payable	(310,906)	(540,139)	(428,391)
Refundable income taxes	(518,763)	(31,924)	(11,958)
Income taxes payable	--	(41,488)	138,537
Accrued expenses	344,894	(130,267)	6,193
Customer advances	1,159,308	(84,111)	221,844

Net cash provided by operating activities	2,833,511	2,945,194	2,032,499

Investing activities:
Capital expenditures	(3,568,045)	(5,329,166)	(4,684,278)
Proceeds from sale of property and equipment	79,010	1,639,808	16,663
Loans to PharmaKinetics Laboratories, Inc.	---	---	(407,858)
Deferred acquisition costs for PharmaKinetics	---
Laboratories, Inc.	---	---	(186,625)
Payments for purchase of PharmaKinetics
Laboratories, Inc., net of cash acquired	---	(818,011)	---
Payments for purchase of LC Resources, Inc.,
net of cash acquired	(8,118)	(185,398)	---

Net cash used by investing activities	(3,497,153)	(4,692,767)	(5,262,098)

Financing activities:
Borrowings of long-term debt	---	7,631,409	680,000
Payments of long-term debt	(504,749)	(3,704,659)	(252,328)
Borrowings on line of credit	13,465,370	5,223,054	4,635,321
Payments on line of credit	(13,027,555)	(6,584,581)	(1,121,635)
Borrowings on construction line of credit	574,247	1,675,753	---
Payments on capital lease obligations	(196,166)	(1,138,948)	(261,123)
Payments of debt issue costs	---	(490,806)	---
Payments on subordinated notes	---	(251,730)	---
Net proceeds from the exercise of stock options	---	38,780	16,655

Net cash provided by financing activities	311,147	2,398,272	3,696,890

Effect of exchange rate changes	(252,927)	(98,352)	(15,065)

Net increase (decrease) in cash and
cash equivalents	(605,422)	552,347	452,226
Cash and cash equivalents at beginning of year	1,378,311	825,964	373,738

Cash and cash equivalents at end of year	$772,889	$1,378,311	$825,964

See accompanying notes to consolidated financial statements

(1)        Significant Accounting Policies

        (a)        Nature of Business

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. We conduct our businesses through our research facilities in Indiana, Oregon, Maryland and the United Kingdom and our manufacturing facility in Indiana. Our customers are located throughout the world.

        (b)        Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

        (c)        Revenue Recognition

The majority of our service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each sample processed, and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. Our other service contracts generally consist of preclinical and clinical trial studies for pharmaceutical companies. We recognize service revenue on these contracts based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. When we revise profit estimates, we adjust on a cumulative basis in the period in which the revisions become known. The establishment of contract prices and total contract costs involves estimates made by us at the inception of the contract period. These estimates could change during the term of the contract, which impacts the revenue and costs we report in the consolidated financial statements. We provide for projected losses on contracts in their entirety when the loss becomes determinable.

We generally bill a portion of service contract fees upon acceptance by our customers. These are classified as customer advances until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

Our product revenue is derived primarily from sales of instruments utilized for scientific research. Revenue from products not requiring installation, testing, or training is recognized upon shipment to customers. One of our products includes internally developed software and sometimes requires installation, testing, and training, which occur concurrently. Revenue is recognized upon completion of the installation, testing, and training.

        (d)        Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

        (e)        Financial Instruments

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We do not anticipate any significant losses and, accordingly, we have recorded trade receivables in the accompanying balance sheet at their outstanding unpaid balances. Historically, we have not experienced significant losses.

Our cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and their carrying amounts approximate fair value. We have both variable rate borrowings, which adjust to the current market, and borrowings with fixed rates for up to three years. The carrying value of our fixed rate debt also approximates its fair value.

        (f)        Inventories

We state our inventories at the lower of cost or market, using the last-in, first-out (LIFO) method.

        (g)        Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other indefinite lived intangible assets, collectively referred to as “indefinite lived useful assets”, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s indefinite lived useful assets over the implied fair value of those indefinite lived useful assets. The implied fair value of the indefinite lived useful assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s indefinite lived useful assets.

        (h)         Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Expenditures for maintenance and repairs are expensed as incurred.

        (i)        Goodwill and Intangible Assets

We carry goodwill at cost. Prior to October 1, 2002, we amortized goodwill on a straight-line basis ranging from 15 to 20 years. Other intangible assets are stated at cost and are amortized on a straight-line basis over five years. In June 2001, the Financial Accounting Standards Board (“FASB”) changed the accounting and reporting requirements for goodwill and other intangible assets. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, must be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are no longer amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

We applied these provisions beginning on October 1, 2002. We complete a fair-value based impairment test on our goodwill and intangible assets not subject to amortization at the close of each fiscal year, in addition to other times if events indicate there is a likely decline in value. The carrying amount of goodwill is as follows:

Goodwill at September 30, 2003	$983,883
Additions resulting from adjustments to prior year's acquisitions	460,769

Goodwill at September 30, 2004	$1,444,652

The components of intangible assets subject to amortization are as follows:

		September 30, 2004
	Weighted average life (years)	Gross carrying amount	Accumulated amortization
Methodologies	5	$754,561	$189,835
Volunteer database	5	561,993	135,978
Customer relationships	5	359,000	125,658

		$1,675,554	$451,471

		September 30, 2003
	Weighted average life (years)	Gross carrying amount	Accumulated amortization
Methodologies	5	$416,477	$38,824
Customer relationships	5	830,593	77,429

		$1,247,070	$116,253

The Company has indefinite-lived intangible assets of $1,266,811 and $1,647,025 assigned to the acquired regulated facilities/Food and Drug Administration (FDA) compliant research sites as of September 30, 2004 and 2003, respectively.

Amortization expense for intangible assets during the fiscal years ended September 30, 2004 and 2003 was $335,111 and $116,253, respectively. The following table provides information regarding estimated amortization expense for each of the following years ended September 30:

2005	$335,111
2006	335,111
2007	335,111
2008	218,758

$1,224,091

The following table adjusts earnings and earnings per share for the adoption of SFAS 142:

	Year ended September 30
	2004	2003	2002
Reported net income/(loss)	$ (203,354)	$ 87,306	$ 1,066,445
Goodwill amortization	---	---	54,794

Adjusted net income/(loss)	(203,354)	$ 87,306	$ 1,121,239

Basic net income/(loss) per share:
As reported	$ (0.04)	$ (0.02)	$ (0.23)
Add goodwill amortization	---	---	0.02

Adjusted net income/(loss)
per share	$ (0.04)	$ (0.02)	$ (0.25)

Diluted net income/(loss) per share:
As reported	$ (0.04)	$ (0.02)	$ (0.23)
Add goodwill amortization	---	---	(0.01)

Adjusted net income/(loss)
per share	$ (0.04)	$ (0.02)	$ (0.24)

        (j)        Advertising Expense

We expense advertising costs as incurred. Advertising expense was $270,780, $237,337, and $266,225 for the years ended September 30, 2004, 2003, and 2002, respectively.

        (k)        Stock-Based Compensation

We use the intrinsic value method to account for stock options. Our option grants to employees and directors are always at or above the market price at the date of grant; therefore, we do not have a charge against operations.

Below is pro forma information of the potential effect on net income/(loss) and earnings/(loss) per share had we expensed stock options using the fair value method. We estimated the fair value for options we granted using a binomial option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.50%	5.50%	5.50%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of the Company’s common stock	0.724	0.14	0.53
Expected life of the options (years)	7.0	7.0	7.0

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company’s pro forma information giving effect to the estimated compensation expense related to stock options is as follows:

	2004	2003	2002
Net income (loss) as reported	$(203,354)	$87,306	$1,066,445
Deduct: Total stock-based employee
compensation expense determined
under the fair value-based method for
all awards, net of tax effects	(43,911)	(22,596)	(20,256)

Pro forma net income (loss)	$(247,265)	$64,710	$1,046,189

Pro forma net income (loss) per share	(0.05)	0.01	0.23

        (l)        New Accounting Pronouncements

In November, 2004 the FASB issued Statement of Financial Accounting Standards (“SFAS”) Number 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. Our current costing methodology substantially conforms with the new standard; therefore, we do not expect a material change in our costing methods from adoption of this statement.

In December, SFAS 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock-based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, required for interim and annual periods after June 15, 2005, is presented in (k) above. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow.

In December, 2003 SFAS Number 132 was revised regarding employers’ disclosures about pensions and other postretirement benefits. We do not have any plans addressed by this revision.

        (m)        Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

(2)        Earnings per Share

We compute basic earnings per share on the basis of the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of employee and director options to purchase common shares and convertible subordinated debt, which is assumed to be converted. The convertible subordinated debt was not dilutive in any period presented.

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation from continuing operations as of September 30:

	2004	2003	2002
Shares:
Basic shares	4,860,095	4,654,595	4,575,995
Effect of dilutive securities:
Options	---	18,853	49,386
Convertible subordinated debt	---	---	---

Diluted shares	4,860,095	4,673,448	4,625,381

Basic and diluted net income (loss)	$(203,354)	$87,306	$1,066,445
Basic EPS	$(0.04)	$0.02	$0.23
Diluted EPS	$(0.04)	$0.02	$0.23

(3)        Acquisitions

We acquired two laboratory services companies during the year ended September 30, 2003. We used the purchase method of accounting for each of these acquisitions. The purchase price has been allocated to the estimated fair values of net assets acquired.

        (a)        LC Resources, Inc.

On December 13, 2002 we acquired LC Resources, Inc. (“LCR”), now BASi Northwest Laboratories, Inc., purchasing all of the outstanding shares of LCR for $1,999,000. The purchase price consisted of cash payments of $199,000 and issuance of $1,800,000 in 10% subordinated notes payable. We engaged an independent valuation firm to determine the fair value of identifiable intangible assets. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$638,527
Property and equipment	347,217
Intangible assets	1,251,000
Goodwill	561,024

Total assets acquired	2,797,768

Liabilities assumed	(798,921)

Net assets acquired	$1,998,847

As of December 31, 2003 we recorded a deferred tax liability in the amount of $518,000 with a corresponding increase in goodwill. The intangible assets arising from this transaction include $180,000 assigned to methodologies, $359,000 assigned to customer relationships and $712,000 assigned to the regulated facility/FDA compliant research site. We estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization. The recorded goodwill is not expectd to be deductible for tax purposes.

        (b)        PharmaKinetics Laboratories, Inc.

On May 26, 2003, we converted our $791,000 of convertible notes of PharmaKinetics Laboratories, Inc. (“PKLB”) into 4,992,300 shares of PKLB common stock, representing a 67% ownership interest in PKLB. On June 30, 2003, we purchased the remaining common stock and all preferred stock of PKLB through the exchange of 228,857 shares of the Company’s common stock valued at $1,178,614 and the issuance of $3,999,840 of 6% convertible notes due 2008. These notes plus any accrued interest are convertible into shares of the Company’s common stock at the holder’s option any time after June 1, 2004 at the conversion rate of sixteen dollars per share of our common stock.

The Company paid cash aggregating $1,646,501 representing cash advances and acquisition costs made to PKLB from June 2002 through May 2003. PKLB was a publicly traded company based in Baltimore, Maryland, that provided clinical research and development services to the pharmaceutical and biotechnology industries in the development of prescription and non-prescription drug products. PKLB has been renamed BASi Maryland, Inc.

The purchase price has been allocated based on the estimated fair values of the assets and liabilities acquired. The purchase price has been allocated as follows:

Current assets	$625,581
Property and equipment	6,280,435
Intangible assets	1,691,365

Total assets acquired	8,597,381

Liabilities assumed	(1,772,266)

Net assets acquired	$6,825,115

During the quarter ended September 30, 2004, we received a revised final valuation report and adjusted the amounts reported as the final purchase price allocation in our report on Form 10-Q from our independent valuation firm the quarter ended June 30, 2004.

During the year ended September 30, 2004, we recorded additional adjustments from our original estimates to reduce deferred revenue at the acquisition date by $189,450, record taxes on the revaluation of the basis of property of $85,877 and record acquisition costs of $54,739. Of the $1,691,365 in value of the acquired intangible assets, $574,561 was assigned to methodologies, $561,993 was assigned to volunteer database and $554,811 has been assigned to the regulated facility/FDA compliant research site. We estimated the economic useful lives of the acquired methodologies and volunteer database to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA research laboratory site is an indefinite-lived intangible asset not subject to amortization.

            Unaudited Pro Forma Results

We have included the results of LCR's and PKLB's operations in the consolidated financial statements since the acquisition dates of December 13, 2002, and May 26, 2003, respectively. Both of the acquired companies are included in the research services segments. Unaudited pro forma results of operations, presented as if the business combinations had occurred at the beginning of fiscal 2002, after giving effect to certain adjustments resulting from the 2003 acquisitions were as follows:

	Year ended September 30
	2003	2002

	(In thousands, except per share data)

Revenue	$32,704	$32,323
Net income (loss)	(1,328)	(49)

Earnings (loss) per share:
Basic and diluted	$(0.27)	$(0.01)

(4)        Subsequent Event

In connection with the purchase of PKLB, we acquired land and a building valued at approximately $6.2 million, which approximates fair value. These assets are presented in the consolidated balance sheet in land and building. On January 5, 2005 we sold the building for a $6.5 million cash selling price, with a three year leaseback of approximately 85% of the space in the building for $800,000 annually, plus operating expenses, which approximates market rental. We will account for the transaction as a sale/leaseback transaction. The net cash received in the transaction, after expenses, approximated the carrying value of the building. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital.

(5)         Inventories

Inventories at September 30 consisted of the following:

	2004	2003
Raw materials	$1,391,688	$1,161,010
Work in progress	196,100	337,676
Finished goods	129,048	657,969

	1,716,836	2,156,655

Less LIFO reserve	(147,309)	(101,516)

	$1,569,527	$2,055,139

(6)        Lease Arrangements

We sometimes use capital lease arrangements to finance the acquisition of equipment. Future minimum lease payments, based upon scheduled payments under lease arrangements, as of September 30, 2004, total $168,400, of which $14,295 represents interest. Remaining payments relating to principal are $73,981 and $80,124 in fiscal 2005 and 2006, respectively.

The total amount of property and equipment capitalized under capital lease obligations as of both September 30, 2004 and 2003 was $1,917,625. Accumulated amortization on capital leases at September 30, 2004 and 2003 was $1,413,842 and $1,227,596, respectively.

On November 15, 2002 the Company sold $1,087,976 of equipment, including equipment under a capital lease, to a bank and is leasing the equipment back under an operating lease.

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2007. Certain of these leases contain renewal options. Total rental expense under these leases was $488,294, $591,580, and $213,111 in fiscal 2004, 2003, and 2002, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2004 are as follows:

2005	$563,403
2006	518,005
2007	59,712

$1,141,120

(7)        Debt Arrangements

Long-term debt consisted of the following at September 30:

Mortgage note payable to a bank, payable in monthly principal and interest installments of $36,500 until June 1, 2007 when they adjust under the terms of the note. Interest is fixed at 5.69%
to June 1, 2007, when it adjusts based on market rates	$ 4,934,731	$ 5,162,038

Mortgage note payable to a bank, payable in monthly principal and interest installments of $18,241 until May 17, 2007 when they adjust under the terms of the note. Interest is fixed at 5.69%
to June 1, 2007, when it adjusts based on market rates	2,058,696	2,167,396

Note payable to former director of PKLB and current director of the
Company refinanced in December 2003 (note 12). Payment of
interest only at 8% per annum until maturity in June 2005
Payable in a combination of common shares and cash at payee
election	100,000	350,000

Demand note payable to former officer of PKLB and current employee of
the Company. Interest payable at 8% per annum (note 12)	---	41,000

6% convertible subordinated notes payable due January 1, 2008
Interest payable in arrears on the 15th of January and July after
June 1, 2004 (4.67% effective rate)	3,999,840	4,000,000

10% subordinated notes payable due October 1, 2007. Holders can require the Company to repay 20% of the original outstanding balance each October 1. Interest payable upon demand each October
1 through maturity	1,548,270	1,548,270

Mortgage note payable to a bank, payable in monthly principal and interest installments of $15,755 until June 1, 2007, when they adjust under the terms of the note. Interest is fixed at 5.69% to
June 1, 2007, when it adjusts based on market rates (a)	2,222,257	1,675,753

	14,863,794	14,944,457
Less current portion	782,748	1,131,904

	$14,081,046	$13,812,553

(a) Was a construction loan at September 30, 2003, with no principal payments, which converted under its term into a mortgage in June, 2004.

The following table summarizes our principal payment obligations for the years ending September 30:

2005	$ 782,748
2006	704,390
2007	724,020
2008	6,458,083
2009	277,148
Thereafter	5,917,405

$ 14,863,794

Cash interest payments of $522,838, $599,317, and $250,615 were made in 2004, 2003, and 2002, respectively. Cash interest payments for 2004 and 2003 included interest of $33,834 and $37,302, respectively, which was capitalized.

        (a)        Senior Debt

On October 29, 2002, we obtained new credit agreements with two different banks that completely refinanced and replaced all outstanding bank debt arrangements that were in place at September 30, 2002. Borrowings under these new credit agreements are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman and CEO. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

Our revolving line of credit limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $6,000,000. As of September 30, 2004, the outstanding balance on this line of credit was $2,825,660. Under the computation of the borrowing base, we had $1,827,906 of unused availability at that time. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 125 basis points or at the Eurodollar rate plus 200 to 350 basis points, as elected by the Company, depending upon certain financial ratios. As of September 30, 2004, interest was 5.75% based on prime of 4.25%. The Company pays a fee equal to 25 to 50 basis points, depending on certain financial ratios, on the unused portion of the line of credit.

On January 5, 2005, we amended and restated this facility for a three year term with the successor to our lead bank, on substantially the same terms as above.

On October 29, 2002, we obtained a $2,250,000 construction loan with a bank which expires November 1, 2012. We converted this loan under its terms to a mortgage on the completed facility on June 1, 2004.

In fiscal 2003, we paid consulting fees of $300,000 for assistance in arranging the above transactions to Periculum Capital Company, LLC. A principal of Periculum is a shareholder of the Company.

The loan agreements contain covenants which require maintenance of certain financial ratios, restrict the amount of unfunded capital additions, and place restrictions on the payment of principal and interest on subordinated debt, among other things. We were in compliance with our loan covenants at September 30, 2004.

        (b)        Subordinated Debt

In connection with the acquisition of LCR (note 3), we issued 10% subordinated notes of $1,800,000. The Company made principal payments of $360,000 and interest payments of $197,435 on October 1, 2004, which was included in current portion of long-term debt at September 30, 2004. These notes are subordinated to the Company’s senior debt.

In connection with the acquisition of PKLB (note 3), we issued $3,999,840 of 6% convertible notes payable, including $500,000 payable to a current director of the Company, due January 1, 2008. These notes were non-interest bearing until June 1, 2004. We are accruing interest expense over the term of these notes using the effective interest rate method. After June 1, 2004 the holders of these notes may convert all or part of the outstanding notes and accrued interest into our common stock at a conversion rate of $16 per common share. These notes are convertible into 249,990 shares of the Company’s common stock. The Company, at its option, may prepay all or any portion of the outstanding notes plus accrued interest, with prior written notice to the holders. As of September 30, 2004, we have not made any prepayment elections. These notes are subordinated to the Company’s senior debt.

(8)        Income Taxes

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2004	2003
Deferred tax liabilities:
Tax over book depreciation	$1,746,783	$1,770,583
Lower tax basis on assets of acquired company	615,572	---
Deferred DISC income	---	56,773

Total deferred liabilities	2,362,355	1,827,356

Deferred tax assets:
Inventory pricing	82,339	87,056
Accrued vacation	229,898	202,645
Accrued expenses and other — net	156,796	174,981
Foreign net operating loss	253,836	422,974

Total deferred tax assets	722,869	887,656
Valuation allowance for deferred tax assets	(253,836)	(422,974)

Net deferred tax assets	469,033	464,682

Net deferred tax liabilities	$1,893,322	$1,362,674

Significant components of the provision (benefit) for income taxes are as follows:

	2004	2003	2002
Current:
Federal	$(394,167)	$163,820	$223,761
State	(28,747)	117,400	310,724
Foreign	6,679	(3,820)	14,034

Total current	$(416,235)	$277,400	$548,519

Deferred:
Federal	$(46,129)	$163,288	$(60,603)
State	59,056	42,583	(6,922)

Total deferred	12,927	205,871	(67,525)

	$(403,308)	$483,271	$480,994

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2004		2003	2002
Statutory federal income tax rate	(34	.0)%	34.0%	34.0%
Increases (decreases):
Amortization of goodwill and
other nondeductible expenses	3.9		3.3	2.2
Tax benefit of foreign sales	(2.8)		(4.5)	(2.4)
State income taxes, net of
federal tax benefit	3.3		17.7	9.3
Research and development credit		---	---	(0.8)
Nontaxable foreign (gains) losses	(29.6)		24.8	(12.5)
Other	(7.3)		9.4	1.1

	(66	.5)%	84.7%	30.9%

In fiscal 2004, 2003, and 2002, our foreign operations generated income (loss) before income taxes of $528,556, $(415,977), and $621,699, respectively.

Payments made in 2004, 2003, and 2002 for income taxes amounted to $113,000, $351,589, and $400,600, respectively.

The Company has foreign net operating loss carryforwards of $793,238 that have an indefinite life under current UK tax law.

(9)        Stock Option Plans

The Company established an Employee Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to our employees. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

A summary of our stock option activity and related information for the years ended September 30 is as follows:

	2004		2003		2002
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding — beginning of year	106,527	$4.70	113,114	$4.59	124,964	$4.39
Exercised	---	---	(24,087)	1.61	(9,100)	1.83
Granted	254,000	4.53	27,000	2.80	---	---
Terminated	(18,027)	2.49	(9,500)	5.83	(2,750)	4.93

Outstanding — end of year	342,500	4.66	106,527	4.70	113,114	4.59

In 2004, the Company granted 5,000 shares under the Outside Director Stock Option Plan at an exercise price of $4.57 per share. These options become exercisable in two equal installments at six months and one year from the grant date. At September 30, 2004, there are 80,000 shares available for grants under the two plans.

The following applies to options outstanding at September 30, 2004:

Range of exercise prices	Number outstanding at September 30, 2004	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2004	Weighted average exercise price

$2.80-4.58	320,500	8.54	$4.43	57,500	$4.35
$ 8.00	22,000	2.17	$8.00	22,000	$8.00

(10)        Retirement Plan

The Company has an Internal Revenue Code Section 401(k) Retirement Plan (the Plan) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant’s total wages to the Plan and matches 44% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. The Company made no discretionary contributions under the plan in 2004, 2003, and 2002. Contribution expense was $432,283, $402,148, and $369,023 in fiscal 2004, 2003, and 2002, respectively.

(11)         Segment Information

We operate in two principal segments – research services and research products. Our services unit provides research and development support on a contract basis directly to pharmaceutical companies. Our analytical products unit provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers, and medical research institutions. We evaluate performance and allocate resources based on these segments. Certain of our assets are not directly attributable to the service or product segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. We do not allocate such items to the principal segments because they are not used to evaluate their financial position. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

        (a)        Operating Segments

	Year ended September 30
	2004	2003	2002
	(In thousands)

Revenue:
Service	$24,928	$19,987		$16,140
Product	12,224	9,852		10,373

Total	$37,152	$29,839		$26,513

Operating income:
Service	$(4,850)	$(205)		$1,142
Product	5,104	1,005		485

Total operating income	254	800		1,627
Corporate expenses	(861)	(229)		(80)

Income before
income taxes	$(607)	$571		$1,547

	Year ended September 30
	2004	2003	2002
	(In thousands)

Identifiable assets:
Service	$29,245	$36,387		$25,582
Product	8,506	6,267		6,565
Corporate	9,044	2,331		1,316

Total	$46,795	$44,985		$33,463

Goodwill, net:
Service	$1,071	$610		$510
Product	374	374		374

Total	$1,445	$984		$884

Intangible assets, net:
Service	$2,491	$2,778	$	---
Product	---	---		---

Total	$2,491	$2,778	$	---

Depreciation and amortization:
Service	$3,175	$2,416		$1,518
Product	266	266		524

Total	$3,441	$2,682		$2,042

Capital expenditures:
Service	$3,534	$5,291		$3,843
Product	34	38		841

Total	$3,568	$5,329		$4,684

        (b)        Geographic Information

	Year ended September 30
	2004	2003	2002
	(In thousands)

Sales to external customers:
North America	$29,664	$23,887	$20,238
Pacific Rim	924	988	913
Europe	4,871	3,073	4,401
Other	1,693	1,891	961

Total	$37,152	$29,839	$26,513

Long-lived assets:
North America	$34,049	$33,630	$22,700
Europe	2,391	2,031	1,969

Total	$36,440	$35,661	$24,669

        (c)        Major Customers

During 2003 Pfizer and Pharmacia, our two largest clients in 2002 and 2001, merged. In 2004, 2003 and 2002, Pfizer (and predecessor companies) would have accounted for approximately 12.5%, 16.0%, and 28.3%, respectively, of the Company’s total revenues and 11.0% and 17.2% of total trade accounts receivable at September 30, 2004 and 2003, respectively.

(12)        Related Party Transactions

As of September 30, 2004, we have two notes payable totaling $600,000 to one of our current directors (a former director of PKLB). Prior to the acquisition of PKLB, this director made loans to PKLB to support their cash needs under the terms of a $350,000 convertible promissory note dated November 22, 2002 (Old Note). On December 31, 2003, the Company issued a $350,000 8% new convertible note payable (New Note), in exchange for the Old Note. The New Note was convertible into the Company’s common shares at a price based upon the market price of the common shares at or about the time of the conversion and was scheduled to mature on June 1, 2005. On that same day, the Company prepaid $100,000 of the outstanding principal amount of the New Note, plus approximately $31,000 in accrued interest, and the holder converted $150,000 of the New Note into 38,042 of the Company’s common shares. Following the prepayment and conversion, the Company issued the holder a new 8% note due June 2, 2005, on substantially the same terms as the New Note, for the remaining $100,000 principal amount. The director also received a $500,000 6% subordinated note, in exchange for his preferred shares of PKLB, issued in the acquisition of PKLB (note 7).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 14, 2004, the Company’s Audit Committee of the Board of Directors approved the dismissal of the Company’s independent public accountants and replaced  Ernst & Young, LLP (“E&Y”) with KPMG LLP (“KPMG”).

The reports of E&Y for the past two fiscal years ended September 30, 2003 and 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with its audits for the two fiscal years ended September 30, 2003 and 2002 and through July 14, 2004, there have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the financial statements for such period.

During the two fiscal years ended September 30, 2003 and 2002, and through July 14, 2004, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)), except for a material weakness in the Company’s internal control for the year ended September 30, 2003 which was identified by E&Y and disclosed in Item 9A in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003. Specifically, the independent auditors noted that the Company’s internal control failed to timely alert management of potential loan covenant noncompliance. The Company did not have procedures in place to monitor near-term future financial position and results of operations to enable it to take operational action in the event of potential loan covenant noncompliance. The Company has taken measures to correct this material weakness in the form of enhancing its planning process and creating procedures to more timely identify credit agreement compliance issues. E&Y discussed this issue with the Audit Committee of the Board of Directors, and has responded as authorized by the Company to the inquiries of KPMG.

Item 9A.    Controls and Procedures.

Based on their most recent evaluation, which was completed as of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in this Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. The Company currently operates on accounting systems that are different at its various locations, and which are decentralized and obsolete. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current accounting systems have prevented the Company from completing and having audited on a timely basis the accounting information necessary to complete this Form 10-K. The Company is taking steps to standardize, centralize and update the accounting systems. The Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems will allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2004.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following information concerns the persons who served as the directors of the Company as of September 30, 2004. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position
Peter T. Kissinger, Ph.D	60	Chairman of the Board; President; Chief Executive Officer
Ronald E. Shoup, Ph.D	53	Chief Operating Officer, BASi Contract Research Services; Director
Candice B. Kissinger	53	Senior Vice President, Marketing; Secretary and Director
William E. Baitinger	71	Director
David W. Crabb	50	Director
Leslie B. Daniels	57	Director
Gayl W. Doster	66	Director
W. Leigh Thompson	66	Director

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

David W. Crabb, M.D. has served as a director of the Company since February, 2004. He has been Chairman of the Indiana University Department of Medicine since 2001. Previously he had served as Chief Resident of Internal Medicine and on the Medicine and Biochemistry faculty of Indiana University. He was appointed Vice Chairman for Research for the department and later Assistant Dean for Research. Dr. Crabb serves on several editorial boards and on the Board of Scientific Counselors for the National Institute on Alcohol Abuse and Alcoholism. He is a recipient of a NIH Merit award and numerous other research and teaching awards.

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

Gayl W. Doster has served as a Director and member of the Audit Committee of the Company since August, 2004.  Mr. Doster is also a director of META Group, Inc., a publicly traded NASDAQ company. He is a CPA and was the President and Chief Operating Officer of Sigma Micro Corporation, a computer software company, from January 1997 until his retirement in December 2002.  Previously, he served as Professor of Community Pharmacy Management, College of Pharmacy, University of Rhode Island from October 1995 to January 1997. Mr. Doster received a BS in Accounting from the Indiana University Kelley School of Business and earned his CPA in 1965 while working for Ernst & Young.

W. Leigh Thompson, Ph.D., M.D. has served as a director of the Company since January 1997. Since 1995, Dr. Thompson has been Chief Executive Officer of Profound Quality Resources, Inc., a scientific consulting firm. Prior to 1995, Dr. Thompson was Professor of Medicine at Case Western Reserve and Indiana Universities, President of the society of Critical Care Medicine and Chief Scientific Officer at Eli Lilly and Company. He earned a Bachelor of Science degree in Biology from the College of Charleston, a Master of Science and a Ph.D. in Pharmacology from the Medical University of South Carolina, a Medical Doctor degree from The Johns Hopkins University and was awarded a Ph.D. of Science from the Medical University of South Carolina. Dr. Thompson is also a director and Chairman of the Board of Inspire Pharmaceuticals, Inc.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. The Board of Directors has determined that Gayl W. Doster is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). Gayl W. Doster is “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics that applies to the Company’s Officers and Directors.

Item 11.    Executive Compensation.

The information included under the captions “Election of Directors – Compensation of Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference in response to this item.

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

Item 13.    Certain Relationships and Related Transactions.

The information included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.

Item 14.    Principal Accounting Fees and Services.

The information included under the caption “Selection of Independent Accountants” in the Proxy Statement is incorporated herein by reference.

[Remainder of page intentionally left blank.]

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)         Documents filed as part of this Report.

1.	Financial Statements:

Included in Item 8 of Part II of this report as follows:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

        (b)         Reports on Form 8-K.

Report dated September 22, 2004 under Item 7.01 “Regulation FD Disclosure” the Company issued a press release announcing the termination of the Purchase and Sale Agreement between PKLB Limited Partnership, a wholly-owned subsidiary of the Company, and Donohoe dated July 26, 2004.

Report dated August 19, 2004 under Item 9 “Regulation FD Disclosure” the Company issued a press release announcing that Gayl W. Doster has been elected to its Board of Directors.

Report dated August 11, 2004, under Item 12 “Results of Operations and Financial Condition” the Company issued a press release providing information on earnings and other financial results for its third quarter of fiscal 2004 ended June 30, 2004.

Report dated July 26, 2004, under Item 9 “Regulation FD Disclosure” the Company issued a press release announcing that the Company has reached an agreement (in principle) providing for the sale and leaseback of the building that currently houses its clinical research facility in downtown Baltimore, Maryland.

Report dated July 14, 2004 under Item 4 “Changes in Registrant’s Certifying Accountants” the Company’s Audit Committee of the Board of Directors approved a change in the Company’s independent public accountants and replaced  Ernst & Young, LLP (“E&Y”) with KPMG LLP (“KPMG”).

        (c)         Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 13, 2005	BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By:  /s/  Peter T. Kissinger
Peter T. Kissinger
President, Chairman and Chief Executive Officer

By:  /s/  Michael R. Cox
Michael R. Cox
Vice President, Finance, Chief Financial Officer and
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 13, 2005

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 13, 2005

/s/ William E. Baitinger	Director	January 13, 2004
William E. Baitinger

/s/ David W. Crabb	Director	January 13, 2005
David W. Crabb

/s/ Gayl W. Doster	Director	January 13, 2005
Gayl W. Doster

/s/ Candice B. Kissinger	Director	January 13, 2005
Candice B. Kissinger

/s/ Ronald E. Shoup	Director	January 13, 2005
Ronald E. Shoup

Director
Leslie B. Daniels

Director
W. Leigh Thompson

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8-K filed November 21, 2002).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2003).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

10.3
Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan, as amended January 24, 2003 (incorporated by reference to A to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan, as amended January 24, 2003 (incorporated by reference to B to definitive Proxy Statement SEC File No. 000-23357).

Number Assigned In Regulation S-K Item 601	Description of Exhibits

10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement.

10.7
Master Equipment Lease Agreement by and between Bioanalytical Systems, Inc. and Keycorp Leasing, dated December 5, 1997 (incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 2002).

10.8
Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc., and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.5 of Form 8-K filed January 10, 2005).

10.9
Amended and Restated General Security Agreement by and between Bioanalytical Systems, Inc. and National City Bank executed January 4, 2005 (incorporated by reference to Exhibit 10.7 of Form 8-K filed January 10, 2005).

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

10.12	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 of Form 8-K filed January 10, 2005).

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

10.18	Letter Agreement by and between Bioanalytical Systems, Inc. and Michael P. Silvon dated March 12, 1997.

10.19	Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC, closed January 5, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 10, 2005).

10.20	First Amendment to the Purchase and Sale Agreement dated September 7, 2004.

10.21	Second Amendment to the Purchase and Sale Agreement dated on or about November 11, 2004.

10.22	Office Lease by and between BASi Maryland, Inc. and 300 W. Fayette Street LLC, dated on or about January 5, 2005.

(13)
2004 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

(21)	21.1	Subsidiaries of the Registrant

(23)	23.1	Consent of Independent Public Accountants KPMG LLP

23.2	Consent of Independent Public Accountants Ernst & Young LLP

(31)	31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

(99)	99	Risk Factors