Form 10-K/A
period 2004-09-30
BIOANALYTICAL SYSTEMS INC
filed 2005-01-26
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357
BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization) 2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	35-1345024 (I.R.S. Employer Identification No.) 47906 (Zip code)

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K/A which was for the fiscal year ended September 30, 2004, solely to correct a typographical error in the Section 1350 Certifications contained in Exhibit 32. Except for the item noted above, no other information is being amended by this Form 10-K/A. The Company has not updated disclosures in this Form 10-K/A to reflect any event subsequent to the Company’s filing of the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2005	BIOANALYTICAL SYSTEMS, INC.
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

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2005

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 25, 2005

/s/ William E. Baitinger William E. Baitinger	Director	January 25, 2005

/s/ David W. Crabb David W. Crabb	Director	January 25, 2005

Gayl W. Doster	Director	January __, 2005

/s/ Candice B. Kissinger Candice B. Kissinger	Director	January 25, 2005

/s/ Ronald E. Shoup Ronald E. Shoup	Director	January 25, 2005

Leslie B. Daniels	Director	January __, 2005

W. Leigh Thompson	Director	January __, 2005