Form 10-Q
period 2004-12-31
BIOANALYTICAL SYSTEMS INC
filed 2005-02-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended December 31, 2004

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

YES             NO

As of February 10, 2005, 4,869,502 Common Shares of the registrant were outstanding.

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2004 and September 30, 2004	3
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and 2003	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2004 and 2003	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4	Controls and Procedures	14

PART II	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

Part I.    Financial Statements
Item 1.    Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) December 31, 2004	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,394	$773
Accounts receivable
Trade	6,721	5,352
Unbilled revenues and other	1,628	1,086
Inventories	1,720	1,570
Deferred income taxes	469	469
Refundable income taxes	368	603
Prepaid expenses	923	503

Total current assets	13,223	10,356

Property and equipment, net	31,777	31,901
Goodwill	1,445	1,445
Intangible assets, net	2,407	2,491
Debt issue costs	322	340
Other assets	280	262

Total assets	$49,454	$46,795

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,106	$2,021
Accrued expenses	2,569	2,332
Customer advances	4,003	2,817
Revolving line of credit	4,782	2,826
Current portion of capital lease obligation	76	73
Current portion of long-term debt	786	783

Total current liabilities	13,322	10,852

Capital lease obligation, less current portion	60	80
Long-term debt, less current portion	8,810	8,893
Subordinated debt, long-term	4,829	5,188
Deferred income taxes	2,362	2,362
Shareholders equity:
Preferred Shares:
Authorized shares - 1,000,000
Issued and outstanding shares - none	---	---
Common Shares:
Authorized shares - 19,000,000
Issued and outstanding shares - 4,869,502 at December 31, 2004 and at September 30, 2004	1,177	1,177
Additional paid-in capital	11,263	11,263
Retained earnings	7,699	7,295
Accumulated other comprehensive loss	(68)	(315)

Total shareholders' equity	20,071	19,420

Total liabilities and shareholders' equity	$49,454	$46,795

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2004	2003

Service revenue	$7,290	$5,978
Product revenue	2,404	2,799

Total revenue	9,694	8,777

Cost of service revenue	5,215	5,059
Cost of product revenue	852	1,083

Total cost of revenue	6,067	6,142

Gross profit	3,627	2,635

Operating expenses:
Selling	576	626
Research and development	219	246
General and administrative	1,927	1,847

Total operating expenses	2,722	2,719

Operating income (loss)	905	(84)

Interest income	3	1
Interest expense	(275)	(207)
Other income	6	16

Income (loss) before income taxes	639	(274)
Income tax expense (benefit)	235	(144)

Net income (loss)	$404	$(130)

Net income (loss) per share
Basic	$0.08	$(0.03)
Diluted	$0.08	$(0.03)

Weighted average common shares outstanding
Basic	4,869,502	4,831,874
Diluted	4,931,724	4,831,874

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2004	2003
Operating activities
Net income (loss)	$404	$(130)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	758	829
Deferred and refundable income taxes	235	(93)
Changes in operating assets and liabilities:
Accounts receivable	(1,911)	(845)
Inventories	(150)	(148)
Prepaid expenses and other assets	(438)	(288)
Accounts payable	(915)	(27)
Accrued expenses	237	126
Customer advances	1,186	268

Net cash used by operating activities	(594)	(308)

Investing activities
Capital expenditures	(532)	(1,351)

Net cash used by investing activities	(532)	(1,351)

Financing activities
Borrowings on line of credit	3,052	3,611
Payments on line of credit	(1,096)	(2,713)
Borrowings on construction line of credit	---	574
Payments on capital lease obligations	(17)	(69)
Payments of long-term debt	(439)	(196)
Net proceeds from the exercise of stock options	---	---

Net cash provided by financing activities	1,500	1,207

Effects of exchange rate changes	247	(102)

Net increase (decrease) in cash and cash equivalents	621	(554)
Cash and cash equivalents at beginning of period	773	1,378

Cash and cash equivalents at end of period	$1,394	$824

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended September 30, 2004. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2004 and 2003 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2004. The results of operations for the three months ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ending September 30, 2005.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for share and per share data or where otherwise noted. Certain amounts in the September 30, 2004 Balance Sheet have been reclassified to conform to the presentation at December 31, 2004.

2.         Stock Based Compensation

At December 31, 2004, we had stock-based employee and outside director compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2004. Because all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, we do not recognize any stock-based employee compensation cost in our financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share had we applied the alternative fair value treatment of recognizing stock-based employee compensation.

	2004	2003

Net income (loss) as reported	$404	$(130)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(43)	(6)

Pro forma net income (loss)	$361	$(136)

Earnings (loss) per share:
Basic and diluted - as reported	$0.08	$(0.03)
Basic and diluted - pro forma	$0.07	$(0.03)

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

3.         Earnings per Share (continued)

The following table reconciles our computation of basic earnings per share to diluted earnings per share:

	Three Months Ended December 31,
	2004	2003

Shares:
Basic shares	4,869,502	4,831,874
Effect of dilutive securities
Options	62,222	---
Convertible subordinated debt	---	---

Diluted shares	4,931,724	4,831,874

Basic and diluted net income (loss)	$404	$(130)

Basic earnings (loss) per share	$0.08	$(0.03)
Diluted earnings (loss) per share	$0.08	$(0.03)

4.         New Accounting Pronouncements

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

In December, SFAS No. 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock-based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, required for interim and annual periods after June 15, 2005, is presented in footnote 2 above. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow.

5.         Inventories

Inventories consisted of the following:

	December 31, 2004	September 30, 2004

Raw materials	$1,090	$1,392
Work in progress	257	196
Finished goods	520	129

	1,867	1,717
Less LIFO reserve	(147)	(147)

	$1,720	$1,570

6.         Subsequent Event

On January 5, 2005 we sold the building which houses our clinical research unit in Baltimore for a $6,500 cash selling price, with a three-year leaseback of approximately 85% of the space in the building for $800 annually, plus operating expenses, which approximates market rental. We will account for the transaction as a sale/leaseback transaction. The net cash received in the transaction, after expenses, approximated the carrying value of the building. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital.

7.         Segment Information

We operate in two principal segments — research Services and research Products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 1 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2004.

The following table presents operating results by segment:

	Three Months Ended December 31,
	2004	2003
Operating income (loss):
Services	$611	$(710)
Products	294	626

Total operating income (loss)	905	(84)
Corporate expenses	(266)	(190)

Income (loss) before income taxes	$639	$(274)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2004. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

All dollar amounts presented in this discussion and analysis are presented in thousands, except per share and share data.

GENERAL

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our Services segment is the direct beneficiary of these efforts, through their outsourcing of laboratory and analytical needs, and our Products segment is the indirect beneficiary, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

In our Annual Report on Form 10-K for the year ended September 30, 2004, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as some of the potential risks. Those comments are still applicable, and are found under “General” in Part I, Item 2 of that report.

The fallout from Merck’s recall of Vioxx, and related questions about that class of therapeutics, has thus far been confusing and speculative. There already was considerable discussion regarding making the results of clinical trials of pharmaceutical companies publicly available in the United States, and we believe the Vioxx recall will add to pressure for public disclosure. We cannot predict at this time the impact any public disclosure requirements will have on our business; however, it appears likely that the amount of information that the pharmaceutical industry will be required to submit will increase, requiring additional effort and cost for its presentation and interpretation, as well as increased quality control procedures over the information. Increased burdens on the pharmaceutical industry are likely to increase the amount of services we can supply to our customers, although it is likely to increase our costs as well. We have seen no impact from these developments to date.

A number of very successful pharmaceutical products are nearing the end of their patent lives. We have observed a significant amount of attention being given to the rate of approval of new treatments compared to the expiration of exclusivity of old products. The relative weakness of this “pipeline” of new products is generally viewed by analysts of this market as requiring increased effort by the industry in developing new products. Additionally, the pharmaceutical industry is under pressure to reduce fixed costs to improve future operating results. Both of these developments are viewed as creating demand for outsourced services such as those we provide. Our ability to capitalize on these developments will be dependent on successful sales efforts, as well as our ability to continue to meet the quality of service standards of the markets we serve.

Both government regulation of the pharmaceutical industry and government programs related to health care, drug availability and cost, and drug importation, continue to impact the operations of the pharmaceutical industry, our principal market. Our first quarter, which ended December 31, 2004, also coincided with a general election during which these issues were included in the national discussion. We have not experienced any noticeable change in our markets as a result of any recent changes in government actions. We expect these issues, and perhaps others, will continue to be part of the political debate and the subject of proposed reform, which could have a material impact on our operations.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2004	2003
Service revenue	75.2%	68.1%
Product revenue	24.8	31.9

Total revenue	100.0	100.0

Cost of service revenue (a)	71.5	84.6
Cost of product revenue (a)	35.4	38.7

Total cost of revenue	62.6	70.0

Gross profit	37.4	30.0

Total operating expenses	28.1	31.0

Operating income (loss)	9.3	(1.0)

Other (expense)	(2.7)	(2.2)

Income (loss) before income taxes	6.6	(3.2)

Income tax expense (benefit)	2.4	(1.7)

Net income	4.2%	(1	.5)%

                 (a)    Percentage of service and product revenues, respectively.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Service and Product Revenues

We increased our revenues in our first fiscal quarter of the current year by $917, or 10% over the comparable quarter last year. Revenue from bioanalytical services provided in West Lafayette, IN and McMinnville, OR had increases of $518 and $572, respectively. The increase in West Lafayette was the result of significant contracts initiated in this quarter that were obtained in our last fiscal year, then delayed. The increase in McMinnville was the result of our effort to balance the utilization of our facilities by moving services to sites with available capacity. We have increased our ability to do this by standardizing equipment, systems and procedures across our sites. We had a decline in product revenues of $395 compared to the same quarter last year. This is the result of an unusually large order for our Culex product in the first quarter of last fiscal year, which increased revenues by $500 last year. Revenues from our products among other customers for the comparable quarters increased in the current quarter.

Cost of Revenues

Our cost of service revenues as a percentage of revenues improved to 71.5% in the current quarter, compared to 84.6% for the same period last year. A substantial portion of our cost of productive capacity (personnel, facilities and laboratory equipment) is relatively fixed. When we increase revenues, these costs are spread over a larger revenue amount, resulting in improvement of our margins as a percentage of sales. We also had open laboratory staff positions in the quarter that saved approximately $100 of costs (2% of cost of services). These positions will be filled in future periods. Our ability to allocate laboratory projects among locations also increases margins as it raises utilization of our capacity without increasing costs. Our cost of product revenue fluctuation is predominately a factor of sales volume. The variance in the relationship of these costs to revenues, 35.4% this quarter compared to 38.7% in the same quarter last year, is within the range of variations we experience from period to period as a result of changes in product mix.

Operating Expenses

Our selling expenses were down slightly in our first fiscal quarter compared to the same quarter in the prior year, which was the result of a reduction in the number of people devoted full time to sales. We expect our selling expenses for the full fiscal year to be similar to our last fiscal year. Our expenditures on research and development likewise had a slight decline due to the timing of activities relating to new products and services. We do not currently anticipate a significant change in the overall level of our research and development expenditures from those of our last full fiscal year. General and administrative expenses for the three months ended December 31, 2004 increased 4% to $1,927, from $1,847 for the three months ended December 31, 2003. This increase is the result of annual pay increases that averaged 4% for the company and higher accruals for audit and consulting fees to comply with Sarbanes-Oxley requirements in the current year, offset by a reduction in outside consultants' fees from last year when consultants were utilized to fill key financial roles on an interim basis.

Other (Expense)

Our interest expense increased 33% to $275 in the current fiscal quarter from $207 in the comparable quarter of the prior year. The increase is attributable to a) approximately $2,000 higher average outstanding borrowings from the completion of construction projects that were in process in the prior year, b) the expensing of interest on those projects as they were placed in service, compared to the capitalization of that interest during construction, and c) the increase in interest rates. We elected in June, 2004 to fix our mortgage borrowing interest rate on approximately $9,000 of mortgage financing for a three-year period at 5.7% per annum, under the terms of the mortgage. That decision had the immediate effect of raising the cost of borrowed funds, but limits our interest rate exposure for the three-year period.

Income Taxes

We computed our tax provision using an overall effective tax rate on domestic earnings of 40%, which is our estimate of our combined federal and local tax rates for the current year. We made no provision for income taxes on net pre-tax earnings of $47 in the United Kingdom, as we expect our current year's earnings there will not exhaust prior years' loss carry-forwards.

Net Income

As a result of the above factors, we earned $404 ($.08 per share basic and diluted) in the quarter ended December 31, 2004, compared to a loss of $130 ($.03 per share, both basic and diluted) in the same period last year. The computation of average outstanding shares in the current period included the dilutive effect of options whereas options were anti-dilutive in the similar period last year. The effect of conversion of our outstanding convertible subordinated debentures was anti-dilutive in both years.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2004, we had cash and cash equivalents of $1,394, compared to cash and cash equivalents of $773 at December 31, 2003. Approximately 40% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash used by operating activities was $594 for the three months ended December 31, 2004. Our increased business resulted in increased investments in accounts receivable and inventories of $2,000. Our accounts payable at September 30, 2004 included amounts due on capital asset purchases, which were subsequently paid, accounting for a significant portion of the cash used to reduce payables in the quarter. We had increases in customer deposits, again as a result of increased business activity, and increased accrued expenses which offset some of the cash used in operations.

Net cash used by investing activities decreased to $532 for the three months ended December 31, 2004 from $1,351 for the three months ended December 31, 2003. Prior year amounts include higher expenditures to complete facilities expansion at two of our locations. We also paid down $439 of long-term debt.

We financed these activities with higher borrowings under our revolving credit facility, which were possible because of the higher asset base.

Capital Resources

As we disclosed in Note 6 to the Condensed Consolidated Financial Statements, subsequent to the end of the quarter, we sold our building in Baltimore for $6,500, and signed a three-year leaseback for a substantial portion of its space. As a result, we paid off amounts outstanding under our revolving line of credit, and retained approximately $2,000 of cash.

A condition of our leaseback was the securing of a substantial portion of our lease obligation with a three year irrevocable letter of credit issued to the purchaser. The letter of credit is for $2,800 the first year, $2,000 the second year, and $1,000 the final year. In order to arrange this letter of credit, we extended our $6,000 revolving credit agreement with our bank for three additional years to December 31, 2007.

The letter of credit reduces the amount of funds available under the borrowing base formula. Our recent monthly average qualifying assets for our borrowing base have been approximately $4,000. The presence of this outstanding letter of credit could therefore substantially reduce the amount of cash available under our revolving credit facility.

We expect our total capital additions in the current fiscal year to be in the range of $2,000 to $2,500. We expect to complete leases with our bank's leasing affiliate to finance $1,500 of this with capital leases with 3 and 5 year terms.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory. We are also considering the prepayment of approximately $1,100 of our subordinated long-term debt, as the interest rate we are paying is considerably higher than what we can earn in short-term investments. We will evaluate that possibility in the second fiscal quarter.

At December 31, 2004, we had $1,394 in cash, and $1,200 of available borrowings under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank's prime rate to prime rate plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, at our election, depending upon the ratio of our interest bearing indebtedness (less subordinated debt) to EBITDA. We pay a fee equal to 25 basis points on the unused portion of the line of credit.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi's contractual term debt, lease obligations and other commitments at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2005 are those items required in the final three quarters):

	2005	2006		2007		2008		2009		After 2009	Total

Capital expenditures	$500	$	---	$	---	$	---	$	---	$--	$500
Mortgage notes payable	243		342		362		1,993		277	5,915	9,137
Subordinated debt	100		360		360		4,468		---	---	5,288
Capital lease obligations	56		80		---		---		---	---	136
Operating leases	1,243		1,982		1,524		610		---	---	5,358

	$2,142		$2,764		$2,246		$7,071		$277	$5,919	$20,419

The above table does not include $4,782 outstanding under our revolving credit facility which was repaid on January 5, 2005. For further details on our indebtedness, see Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2004.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under the credit agreement between BASi and National City Bank dated January 4, 2005 bear interest at a rate of either the bank’s prime rate to prime plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, depending in each case upon the ratio of BASi’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASi’s option. As discussed previously, we have taken steps to fix the interest rate on a significant amount of our debt through May, 2007. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

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

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. As disclosed in its annual report on form 10-K for the fiscal year ended September 30, 2004, the Company currently operates on accounting systems that are different at its various locations, and which are decentralized and obsolete. The Company is continuing in its efforts to standardize, centralize and update the accounting systems. The Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems will allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports. In the quarter ended December 31, 2004, the Company recruited new staff and took other steps to allow timely filing of this form 10-Q; nevertheless, the underlying deficiencies noted earlier will continue to exist until the implementation of new systems is completed.

Other than the personnel addition cited above, there was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6.    EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Second Amendment to the Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC (incorporated by reference to Exhibit 10.21 of Form 10-K filed January 13, 2005)

(31)	31.1	Certification of Peter T. Kissinger +

	31.2	Certification of Michael R. Cox +

(32)	32.1	Section 1350 Certifications +

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2004).

+ Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  PETER T. KISSINGER

Peter T. Kissinger
President and Chief Executive Officer
(Principal Executive Officer)
Date:  February 11, 2005

By:  /s/  MICHAEL R. COX

Michael R. Cox
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  February 11, 2005