Form 10-K/A
period 2004-09-30
BIOANALYTICAL SYSTEMS INC
filed 2005-02-24
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to Annual Report on Form 10-K/A which was for the fiscal year ended September 30, 2004, solely to correct a typographical error in the Section 1350 Certifications contained in Exhibit 32. Except for the item noted above, no other information is being amended by the Form 10-K/A. The Company has not updated disclosures in this Form 10-K/A to reflect any event subsequent to the Company's filing of the original Form 10-K.

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

Date: February 24, 2005	BIOANALYTICAL SYSTEMS, INC.
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

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2005

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2005

	Director	February __, 2005
William E. Baitinger

/s/ David W. Crabb	Director	February 24, 2005
David W. Crabb

/s/ Gayl W. Doster	Director	February 24, 2005
Gayl W. Doster

/s/ Candice B. Kissinger	Director	February 24, 2005
Candice B. Kissinger

	Director	February __, 2005
Leslie B. Daniels

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8-K filed November 21, 2002).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2003).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

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

10.18
Letter Agreement by and between Bioanalytical Systems, Inc. and Michael P. Silvon dated March 12, 1997 (incorporated by reference to Exhibit 10.22 of Form 10-K for the fiscal year ended September 30, 2003).

10.19	Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC, closed January 5, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 10, 2005).

10.20	First Amendment to the Purchase and Sale Agreement dated September 7, 2004 (incorporated by reference to Exhibit 10.20 of Form 10-K for the fiscal year ended September 30, 2003).

10.21	Second Amendment to the Purchase and Sale Agreement dated on or about November 11, 2004 (incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended September 30, 2004).

10.22
Office Lease by and between BASi Maryland, Inc. and 300 W. Fayette Street LLC, dated on or about January 5, 2005 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2004).

(13)
2004 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K (incorporated by reference to Exhibit 13 to Form 10-K for the fiscal year ended September 30, 2004).

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the fiscal year ended September 30, 2004)

(23)	23.1	Consent of Independent Public Accountants KPMG LLP (incorporated by reference to Exhibit 23.1 to Form 10-K for the fiscal year ended September 30, 2004).

23.2	Consent of Independent Public Accountants Ernst & Young LLP (incorporated by reference to Exhibit 23.2 to Form 10-K for the fiscal year ended September 30, 2004)

(31)	31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(32)	32.1	Section 1350 Certifications dated January 12, 2005.

32.2	Section 1350 Certifications dated as of the date hereof.

(99)	99	Risk Factors (incorporated by reference to Exhibit 99 to Form 10-K for the fiscal year ended September 30, 2004)