Form 10-Q
period 2005-03-31
BIOANALYTICAL SYSTEMS INC
filed 2005-05-16
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 0-23357

BIOANALYTICAL SYSTEMS, INC. (Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, IN	47906
(Address of principal executive offices)	(Zip code)

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

As of April 30, 2005, 4,870,502 common shares of the registrant were outstanding.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) March 31, 2005	September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$1,315	$773
Accounts receivable:
Trade	6,740	5,352
Unbilled revenues and other	1,360	1,086
Inventories	2,259	1,570
Deferred income taxes	469	469
Refundable income taxes	740	603
Prepaid expenses	668	503

Total current assets	13,551	10,356

Property and equipment, net	26,708	31,901
Goodwill	1,445	1,445
Intangible assets, net	2,323	2,491
Debt issue costs	337	340
Other assets	328	262

Total assets	$44,692	$46,795

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,555	$2,021
Accrued expenses	2,384	2,332
Customer advances	4,134	2,817
Revolving line of credit	—	2,826
Current portion of capital lease obligation	231	73
Current portion of long-term debt	691	783

Total current liabilities	8,995	10,852

Capital lease obligation, less current portion	759	80
Long-term debt, less current portion	8,724	8,893
Subordinated debt, long-term	4,828	5,188
Deferred income taxes	2,217	2,362

Shareholders' equity:
Preferred shares: Authorized shares — 1,000,
Issued and outstanding shares - none	—	—
Common shares: Authorized shares — 19,000,
Issued and outstanding shares — 4,870 at March 31, 2005
and 4,870 at September 30, 2004	1,177	1,177
Additional paid-in capital	11,263	11,263
Retained earnings	6,802	7,295
Accumulated other comprehensive loss	(73)	(315)

Total shareholders' equity	19,169	19,420

Total liabilities and shareholders' equity	$44,692	$46,795

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Service revenue	$7,543	$5,608	$14,832	$11,586
Product revenue	1,596	3,042	4,001	5,841

Total revenue	9,139	8,650	18,833	17,427

Cost of service revenue	6,056	5,217	11,271	10,276
Cost of product revenue	657	1,229	1,509	2,312

Total cost of revenue	6,713	6,446	12,780	12,588

Gross profit	2,426	2,204	6,053	4,839

Operating expenses:
Selling	626	665	1,202	1,291
Research and development	173	295	392	541
General and administrative	2,603	1,785	4,530	3,632

Total operating expenses	3,402	2,745	6,124	5,464

Operating loss	(976)	(541)	(71)	(625)

Interest income	2	2	4	3
Interest expense	(257)	(207)	(532)	(414)
Other income (expense)	(28)	2	(22)	18

Loss on sale of property and equipment	(12)	—	(12)	—

Loss before income taxes	(1,271)	(744)	(633)	(1,018)

Income taxes	(375)	(241)	(140)	(385)

Net loss	$(896)	$(503)	$(493)	$(633)

Net loss per share:
Basic	$(0.18)	$(0.10)	$(0.10)	$(0.13)
Diluted	$(0.18)	$(0.10)	$(0.10)	$(0.13)

Weighted common and common equivalent
shares outstanding:
Basic	4,870	4,870	4,870	4,851
Diluted	4,870	4,870	4,870	4,851

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2005	2004
Operating activities
Net loss	$(493)	$(633)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,429	1,617
Loss on sale of property and equipment	12	—
Deferred income taxes	(145)	(93)
Changes in operating assets and liabilities:
Accounts receivable	(1,662)	(421)
Inventories	(689)	130
Prepaid expenses and other assets	(231)	(735)
Accounts payable	(466)	24
Refundable income taxes	(137)	—
Accrued expenses	28	173
Customer advances	1,317	1,442

Net cash provided (used) by operating activities	(1,037)	1,504

Investing activities
Capital expenditures	(1,029)	(2,229)
Proceeds from sale of property and equipment	5,866	—

Net cash provided (used) by investing activities	4,837	(2,229)

Financing activities
Borrowings on line of credit	6,968	6,705
Payments on line of credit	(9,794)	(6,823)
Borrowings on construction line of credit	—	574
Payments on capital lease obligations	(53)	(130)
Payments of long-term debt	(621)	(293)

Net cash provided (used) by financing activities	(3,500)	33

Effects of exchange rate changes	242	(179)

Net increase (decrease) in cash and cash equivalents	542	(871)
Cash and cash equivalents at beginning of period	773	1,378

Cash and cash equivalents at end of period	$1,315	$507

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries ("We," the "Company" or "BASi") engage in laboratory services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP"), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2004. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2005 and 2004 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2005. The results of operations for the three and six months ended March 31, 2005 are not necessarily indicative of the results for the year ending September 30, 2005.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.	Stock Based Compensation

At March 31, 2005, we had four stock-based employee compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2004. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, we do not recognize any stock-based employee compensation cost in our financial statements. The following table illustrates the effect on net loss and loss per share had we applied the alternative treatment of recognizing costs as stock-based employee compensation.

	Three Months Ended March 31,				Six Months Ended March 31,
	2005		2004		2005		2004
Net loss as reported	$(896)		$(503)		$(493)		$(633)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(50)		(16)		(93)		(22)

Pro forma net loss	$(946)		$(519)		$(586)		$(655)

Loss per share:
Basic and diluted — as reported	$(0.1	8)	$(0.1	0)	$(0.1	0)	$(0.1	3)
Basic and diluted — pro forma	$(0.1	9)	$(0.1	1)	$(0.1	2)	$(0.1	4)

3.	Loss per Share

We compute basic loss per share using the weighted average number of common shares outstanding. We compute diluted loss per share using the weighted average number of common and potential common shares outstanding. Because all potential common shares are anti-dilutive to loss per share, the computation of basic and diluted loss per share is the same for all periods presented.

4.	Sale of Building

On January 5, 2005 we sold the building which houses our clinical research unit in Baltimore for a $6,500 cash selling price, with a three-year leaseback of approximately 85% of the space in the building for $800 annually, plus operating expenses, which approximates market rental. We are accounting for the transaction as a sale/leaseback. The net cash received in the transaction, after expenses, approximated the carrying value of the building. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital.

5.	Inventories

Inventories consisted of the following:

	March 31, 2005	September 30, 2004
Raw materials	$1,900	$1,392
Work in progress	288	196
Finished goods	218	129

	2,406	1,717
Less LIFO reserve	(147)	(147)

	$2,259	$1,570

6.	Segment Information

We operate in two principal segments - research Services and research Products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies.

The following table presents operating results by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Operating loss:

Services	$(307)	$(1,035)	$304	$(1,745)
Products	(669)	494	(375)	1,120

Total operating loss	(976)	(541)	(71)	(625)
Corporate expenses	(295)	(203)	(562)	(393)

Loss before income taxes	$(1,271)	$(744)	$(633)	$(1,018)

7.	New Accounting Pronouncements

In November, 2004 the FASB issued Statement of Financial Accounting Standards ("SFAS") Number 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. Our current costing methodology substantially conforms with the new standard; therefore, we do not expect a material change in our costing methods from adoption of this statement.

In December, 2004 SFAS No. 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock-based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, required for interim and annual periods after June 15, 2005, is presented in footnote 2 above. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow. Subsequent to the issuance of SFAS No. 123 (R), the Securities and Exchange commission has altered the adoption period to annual periods beginning after June 15, 2005, which means that our initial adoption will be for our fiscal period beginning on October 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include but are not limited to, discussions regarding BASi's intent, belief or current expectations with respect to (i) BASi's strategic plans; (ii) BASi's future profitability; (iii) BASi's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) BASi's growth strategy. Investors in BASi's Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi's annual report on Form 10-K for the year ended September 30, 2004. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi's plans and objectives will be achieved.

GENERAL

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies' efforts in new drug discovery and approval. Our Services segment is the direct beneficiary of these efforts, through their outsourcing of laboratory and analytical needs, and our Products segment is the indirect beneficiary, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

In our Annual Report on Form 10-K for the year ended September 30, 2004, we commented on the impacts and anticipated impacts that developments in the pharmaceutical industry have on our businesses, as well as some of the potential risks of our dependence on the pharmaceutical industry. Those comments continue to be relevant to our business, and are found under "General" in Part I, Item 2 of that report.

The fallout from Merck's recall of Vioxx, and related questions about that class of therapeutics, has thus far been confusing and speculative. There already was considerable discussion regarding making the results of clinical trials of pharmaceutical companies publicly available in the United States, and we believe the Vioxx recall will add to pressure for public disclosure. We cannot predict at this time the impact any public disclosure requirements will have on our business. It appears likely, however, that the amount of information that the pharmaceutical industry will be required to disclose will increase, requiring additional effort and cost for its presentation and interpretation, as well as increased quality control procedures relating to the information. Increased burdens on the pharmaceutical industry are likely to increase the amount of services we can supply to our customers, although it is likely to increase our costs as well. We have seen no impact from these developments to date.

A number of very successful pharmaceutical products are nearing the end of their patent lives. We have observed a significant amount of attention being given to the rate of approval of new treatments compared to the expiration of exclusivity of old products. The relative weakness of this "pipeline" of new products is generally viewed by analysts of this market as requiring increased effort by the industry in developing new products. Additionally, the pharmaceutical industry is under pressure to reduce fixed costs to improve future operating results. Both of these developments are viewed as creating demand for outsourced services such as those we provide. Our ability to capitalize on these developments will be dependent on successful sales efforts, as well as our ability to continue to meet the quality of service standards of the markets we serve.

Both governmental regulation of the pharmaceutical industry and government programs related to health care, drug availability and cost, and drug importation, continue to impact the operations of the pharmaceutical industry. These issues continue to receive considerable attention in the national discussion. We have not experienced any noticeable change in our markets as a result of any recent changes in government actions. We expect these issues, and perhaps others, will continue to be part of the political debate and the subject of proposed reform, which could have a material impact on our operations.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,				Six Months Ended March 31,
	2005		2004		2005		2004
Service revenue	82.5%		64.8%		78.8%		66.5%
Product revenue	17.5		35.2		21.2		33.5

Total revenue	100.0%		100.0%		100.0%		100.0%

Cost of service revenue (a)	80.3%		93.0%		76.0%		88.7%
Cost of product revenue (a)	41.2		40.4		37.7		39.6

Total cost of revenue	73.5%		74.5%		67.7%		72.2%

Gross profit	26.5		25.5		32.1		27.8

Total operating expenses	37.2		31.7		32.5		31.4

Operating loss	(10.7)		(6.3)		(0.3)		(3.6)

Other expense	(3.2)		(2.4)		(3.0)		(2.3)

Loss before income taxes	(13.9)		(8.6)		(3.3)		(5.8)

Income tax benefit	(4.1)		(2.8)		(0.7)		(2.2)

Net loss	(9	.8)%	(5	.8)%	(2	.6)%	(3	.6)%

(a) Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2005 increased 6% to $9.1 million compared to $8.7 million for the second quarter last year. Service revenue increases were the result of strong demand by the Company's traditional pharmaceutical customers for our services, particularly bioanalytical laboratory services. This increased demand for our services was largely offset by a 47% decline in sales of our products. The decline in sales of our leading Culex line of products comprised most of this decline. Our major customers tend to place large orders for these units on a sporadic basis, and our second quarter of fiscal 2005 was negatively impacted by a decline in these large shipments. Contributing to the decline in sales of the Company's line of Culex automated blood sampling systems in the quarter were a postponement of one large order and completion of another major customer's current upgrade program.

Cost of Revenues

Cost of revenues for the second quarter ended March 31, 2005 was $6.7 million or 74% of revenue compared to $6.4 million, or 75% of revenue for the second quarter last year. This slight decrease in cost of revenues as a percentage of revenues is the result of higher utilization of our service facilities, which improved operating margins, even though we had a decline in product sales, which have higher margins than services. Our services margins continue to be negatively impacted by underutilized capacity in our Baltimore clinical unit and our Evansville toxicology facility. The Product segment cost of revenue as a percentage of product revenue is similar to last year.

Operating Expenses

Selling expenses for the three months ended March 31, 2005 decreased 6% to $626,000 from $665,000 for the three months ended March 31, 2004, primarily as a result of reduced commissions due to lower product sales. Research and development expenses for the three months ended March 31, 2005 decreased 41% to $173,000 from $295,000 for the three months ended March 31, 2004. This decrease is attributable to timing of activities relating to new products and services. For the full fiscal year, we expect our selling and research and development expenditures to be similar to last year.

General and administrative expenses for the three months ended March 31, 2005 increased 46% to $2,603,000, up from $1,785,000 for the three months ended March 31, 2004. Of this increase, approximately $165,000 is rent on the Baltimore facility that was previously owned, depreciation on new facilities placed in service of $70,000, underabsorbtion of overheads of $160,000 in our Baltimore facility due to a delay on a project, additional expenses for compliance with Sarbanes-Oxley of $100,000 and our annual salary increases.

Other Expense

Interest expense increased 24% to $257,000 in the three months ended March 31, 2005 from $207,000 in the comparable quarter of the prior year. This increase is due to higher interest rates, additional laboratory equipment being purchased with capital leases, partially offset by the pay-down in the current quarter of our revolving line of credit with the proceeds from the sale of our Baltimore building. Our higher interest rates result from the premium we incurred when we decided to fix our mortgage interest rates for three years in this fiscal year's first quarter.

Income Taxes

We computed our tax benefit using an effective tax rate for both the three months ended March 31, 2005 and for the three months ended March 31, 2004 of 40% on the US taxable loss. We did not provide a benefit on foreign losses because we had no foreign carrybacks or deferred taxes against which to utilize those benefits.

Net Loss

As a result of the above factors, we lost $896,000 or $0.18 per share, both basic and diluted, in the quarter ended March 31, 2005, compared to a loss of $503,000 or $0.10 per share, both basic and diluted, in the same period last year.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Service and Product Revenues

Revenues for the six months ended March 31, 2005 increased 8% to $18.8 million compared to $17.4 million for the same six month period last year. Service revenue increases were the result of the factors cited above for the current quarter. Revenues for our products declined 32% for the six months, a smaller percentage decline than the current quarter as a result of better sales in the first quarter of the current fiscal year.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2005 was $12.8 million or 68% of revenue compared to $12.6 million, or 72% of revenue for the same period last year. The decrease in cost of revenue as a percentage of revenue is impacted by increased capacity utilization of our service segment due to the strong demand mentioned above in the current quarter. The product segment cost of revenue as a percentage of product revenue was similar to the prior year's first six months.

Operating Expenses

Selling expenses for the six months ended March 31, 2005 decreased 7% to $1,202,000 from $1,291,000 for the six months ended March 31, 2004 as the result of reduced number of people devoted to full-time sales and reduced commissions. Research and development expenses for the six months ended March 31, 2005 decreased 28% to $392,000 from $541,000 for the six months ended March 31, 2004. As described in the three month discussion above, this decrease is attributable to the timing of Company's developmental efforts.

General and administrative expenses for the six months ended March 31, 2005 increased 25% to $4,530,000, up from $3,632,000 for the six months ended March 31, 2004. The principal reasons for this increase are the same as those discussed above for the current quarter.

Other Expense

Interest expense increased 28% to $531,000 in the six months ended March 31, 2005 from $414,000 in the comparable quarter of the prior year. This increase is due to higher interest rates in the current period, additional financing of equipment through capital leases, and, in the first quarter of fiscal 2005, higher amounts outstanding under our revolving line of credit.

Income Taxes

We computed our tax benefit using an effective tax rate for both the six months ended March 31, 2005 and for the six months ended March 31, 2004 of 40% on the US taxable loss. We did not provide a benefit on foreign losses because we had no foreign carrybacks or deferred taxes against which to utilize those benefits.

Net Loss

As a result of the above, we experienced a net loss of $493,000, or $0.10 per share, both basic and diluted for the first six months of the current year, compared to net loss in the same period of the prior year of $633,000, or $0.13 per share, both basic and diluted.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, BASi's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2005 we had cash and cash equivalents of $1,315,000, compared to cash and cash equivalents of $773,000 at September 30, 2004. Approximately 40% of our cash balances were in the U.K. as of March 31, 2005. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash used by operating activities was $1,037,000 for the six months ended March 31, 2005, as compared to net cash provided of $1,504 for the same period in 2004. Our increased business resulted in increases accounts receivable and inventories of $2,351,000. Our accounts payable at March 31, 2005 were significantly lower than usual as we paid balances early to avoid the cost and difficulty of converting these balances to our new ERP system installed in April. We had increases in customer deposits, again as a result of increased business activity, and increased accrued expenses which offset some of the cash used in operations.

Net cash generated by investing activities was $4,837,000 in the six months ended March 31, 2005 as a result of the sale/leaseback transaction of our Baltimore building, net of a routine level of new equipment purchases. We paid down a net amount of $3,500,000 of outstanding debt from these proceeds.

Capital Resources

A condition of our leaseback of the Baltimore building was the securing of a substantial portion of our lease obligation with a three year irrevocable letter of credit issued to the purchaser. The letter of credit is for $2,800,000 the first year, $2,000,000 the second year, and $1,000,000 the final year. In order to arrange this letter of credit, we extended our $6,000,000 revolving credit agreement with our bank for three additional years to December 31, 2007.

The letter of credit reduces the amount of funds available under the borrowing base formula. Our recent monthly average qualifying assets for our borrowing base have been approximately $5,000,000. The presence of this outstanding letter of credit could therefore substantially reduce the amount of cash available under our revolving credit facility.

We expect our total capital additions in the current fiscal year to be in the range of $2,000,000 to $2,500,000. We have arranged leases with our bank's leasing affiliate to finance $1,500,000 of this with capital leases with 3 and 5 year terms.

Liquidity

We believe that cash flow from operations will be sufficient and we do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory.

At March 31, 2005, we had $1,315 in cash, and approximately $2,200,000 of available borrowings under our revolving credit facility.

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

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi's contractual term debt, lease obligations and other commitments at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2005 are those items required in the final two quarters):

	2005	2006	2007	2008	2009	After 2009	Total
Capital expenditures	$500	—	—	—	—	—	$500
Mortgage notes payable	165	$342	$362	$1,993	$277	$ 5,915	9,054
Subordinated debt	—	360	360	4,468	—	—	5,188
Capital lease obligations	113	239	171	183	197	87	990
Operating leases	1,068	2,109	1,598	631	10	—	5,416

	$1,846	$3,050	$2,491	$7,275	$484	$ 6,002	$21,148

For further details on our indebtedness, see Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2004.

The covenants in the Company's credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi's primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under the credit agreement between BASi and National City Bank dated January 4, 2005 bear interest at a rate of either the bank's prime rate to prime plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, depending in each case upon the ratio of BASi's interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASi's option. As discussed previously, we have taken steps to fix the interest rate on a significant amount of our debt through May, 2007. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. As disclosed in its annual report on form 10-K for the fiscal year ended September 30, 2004, the Company currently operates on accounting systems that are different at its various locations, and which are decentralized and obsolete. The Company is continuing in its efforts to standardize, centralize and update the accounting systems. The Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems will allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports. The Company has recruited new staff and taken other steps to allow timely filing of this form 10-Q; nevertheless, the underlying deficiencies noted earlier will continue to exist until the implementation of new systems is completed.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 2004, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The following matters were voted on at the meeting:

MATTER:	VOTES CAST FOR:	VOTES CAST AGAINST	VOTES WITHHELD:(1)

Election of the directors of BASi:
Peter T. Kissinger	4,124,847	146	218,609
Candice B. Kissinger	4,119,947	146	322,817
William E. Baitinger	4,202,002	135	7,682
David W. Crabb	4,116,655	146
Leslie B. Daniels	4,218,264	146	16,032
Gayl W. Doster	4,025,030	146
W. Leigh Thompson	4,025,030	146	151,981

Approve the amendment of the 1997 Employee Incentive Stock Option Plan to increase the number of shares available for option grants	2,106,127	516,032	1,836,443

Approve the amendment of the 1997 Outside Director Stock Option Plan to increase the number of shares available for option grants	2,213,896	409,612	1,835,094

(1)   Includes abstentions and broker non-votes

ITEM 6.	EXHIBITS

Exhibits

Number assigned

in Regulation S-K
Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
	3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
(10)	10.1	Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette Street, LLC, closed January 5, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 10, 2005).
	10.2	Form of First Amendment to the Purchase and Sale Agreement dated September 7, 2004 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 10, 2005).
	10.3	Form of Second Amendment to the Purchase and Sale Agreement dated on or about November 11, 2004 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 10, 2005).
	10.4	Form of Office Lease by and between BASi Maryland, Inc. and 300 W. Fayette Street, LLC (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 10, 2005).
	10.5

Amended and Restated Credit Agreement between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 10, 2005).

	10.6	Replacement Promissory Note between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 to Form 8-K filed January 10, 2005).
	10.7

Amended and Restated General Security Agreement between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.7 to Form 8-K filed January 10, 2005).

(31)	31.1	Certification of Peter T. Kissinger †

	31.2	Certification of Michael R. Cox †
(32)	32.1	Section 1350 Certifications †
(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2004).

† Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By: /s/ PETER T. KISSINGER
Peter T. Kissinger
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 16, 2005

By: /s/ MICHAEL R. COX
Michael R. Cox
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 16, 2005