Form 10-Q
period 2005-06-30
BIOANALYTICAL SYSTEMS INC
filed 2005-08-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(765) 463-4527
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

As of August 10, 2005, 4,870,752 common shares of the registrant were outstanding.

		PAGE NUMBER
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2005 and 2004	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 and 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 6	Exhibits	16

SIGNATURES		17

PART I—Financial Information
Item 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2005 (Unaudited)	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,011	$773
Accounts receivable
Trade	9,009	5,352
Unbilled revenues and other	2,998	1,086
Inventories	2,243	1,570
Deferred income taxes	469	469
Refundable income taxes	392	603
Prepaid expenses	603	503

Total current assets	16,725	10,356

Property and equipment, net	26,612	31,901
Goodwill	1,445	1,445
Intangible assets, net	2,239	2,491
Debt issue costs	308	340
Other assets	250	262

Total assets	$47,579	$46,795

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,726	$2,021
Accrued expenses	2,226	2,332
Customer advances	6,339	2,817
Revolving line of credit	—	2,826
Current portion of capital lease obligation	280	73
Current portion of long-term debt	694	783

Total current liabilities	11,265	10,852

Capital lease obligation, less current portion	872	80
Long-term debt, less current portion	8,639	8,893
Subordinated debt, long-term	4,828	5,188
Deferred income taxes	2,362	2,362

Shareholders' equity:
Preferred shares: Authorized shares - 1,000,
Issued and outstanding shares - none	—	—
Common shares: Authorized shares - 19,000,
Issued and outstanding shares - 4,871 at June 30, 2005
and 4,870 at September 30, 2004	1,177	1,177
Additional paid-in capital	11,268	11,263
Retained earnings	7,158	7,295
Accumulated other comprehensive income (loss)	10	(315)

Total shareholders' equity	19,613	19,420

Total liabilities and shareholders' equity	$47,579	$46,795

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Service revenue	$9,078	$7,684	$23,910	$19,270
Product revenue	2,226	2,948	6,226	8,789

Total revenue	11,304	10,632	30,136	28,059

Cost of service revenue	5,434	5,217	16,570	15,493
Cost of product revenue	844	1,191	2,352	3,503

Total cost of revenue	6,278	6,408	18,922	18,996

Gross profit	5,026	4,224	11,214	9,063

Operating expenses:
Selling	718	672	1,919	1,963
Research and development	261	260	653	801
General and administrative	3,115	2,054	7,781	5,686

Total operating expenses	4,094	2,986	10,353	8,450

Operating income	932	1,238	861	613

Interest income	2	2	7	5
Interest expense	(250)	(306)	(782)	(720)
Other income	78	21	56	39
Gain (loss) on sale of property and equipment	34	(10)	21	(10)

Income (loss) before income taxes	796	945	163	(73)

Income taxes (benefit)	440	310	300	(75)

Net income (loss)	$356	$635	$(137)	$2

Net income (loss) per share:
Basic	$0.07	$0.13	$(0.03)	$0.00
Diluted	$0.07	$0.13	$(0.03)	$0.00

Weighted common and common equivalent
shares outstanding:
Basic	4,871	4,870	4,870	4,857
Diluted	5,020	5,150	4,870	4,902

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2005	2004

Operating activities
Net income (loss)	$(137)	$2
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	2,462	2,771
(Gain) loss on sale of property and equipment	(21)	10
Changes in operating assets and liabilities:
Accounts receivable	(5,569)	(1,582)
Inventories	(673)	222
Prepaid expenses and other assets	(100)	(199)
Accounts payable	(295)	84
Refundable income taxes	211	(261)
Accrued expenses	(106)	(1,162)
Customer advances	3,522	812

Net cash provided (used) by operating activities	(706)	697

Investing activities
Capital expenditures	(1,631)	(2,029)
Proceeds from sale of property and equipment	5,887	—

Net cash provided (used) by investing activities	4,256	(2,029)

Financing activities
Borrowings on line of credit	6,968	9,629
Payments on line of credit	(9,794)	(8,908)
Borrowings on construction line of credit	—	574
Exercise of stock options	5	—
Payments on capital lease obligations	(113)	(3)
Payments of long-term debt	(703)	(536)

Net cash provided (used) by financing activities	(3,637)	756

Effects of exchange rate changes	325	(24)

Net increase (decrease) in cash and cash equivalents	238	(600)
Cash and cash equivalents at beginning of period	773	1,373

Cash and cash equivalents at end of period	$1,011	$773

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries (“We,” “the Company” or “BASi”) engage in laboratory services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2004. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2005 and 2004 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2005. The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the results for the year ending September 30, 2005.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.	Stock Based Compensation

At June 30, 2005, we had four stock-based employee compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2004. Because all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant, we do not recognize any stock-based employee compensation cost in our financial statements. The following table illustrates the effect on net income (loss) and earnings (loss) per share had we applied the alternative treatment of recognizing costs as stock-based employee compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$356	$635	$(137)	$2
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(37)	(49)	(130)	(67)

Pro forma net income (loss)	$319	$586	$(267)	$(65)

Earnings (loss) per share:
Basic and diluted — as reported	$0.07	$0.13	$(0.03)	$0.00
Basic — pro forma	$0.07	$0.12	$(0.05)	$(0.01)
Diluted — pro forma	$0.06	$0.12	$(0.05)	$(0.01)

3.	Income (Loss) per Share

We compute basic income or loss per share using the weighted average number of common shares outstanding. We compute diluted loss per share using the weighted average number of common and potential common shares outstanding.

The following table reconciles our computation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Shares:
Basic shares	4,871	4,870	4,870	4,857
Effect of dilutive securities
Options	149	8	—	45
Convertible subordinated debt	—	272	—	—

Diluted shares	5,020	5,150	4,870	4,902

Basic net income (loss)	$356	$635	$(137)	$2
Diluted net income (loss)	$356	$674	$(137)	$2

Basic earnings (loss) per share	$0.07	$0.13	$(0.03)	$0.00
Diluted earnings (loss) per share	$0.07	$0.13	$(0.03)	$0.00

4.	Sale of Building

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

5.	Inventories

Inventories consisted of the following:

	June 30, 2005	September 30, 2004

Raw materials	$1,229	$1,392
Work in progress	360	196
Finished goods	801	129

	2,390	1,717
Less LIFO reserve	(147)	(147)

	$2,243	$1,570

6.	Segment Information

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

The following table presents operating results by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Operating income (loss):
Services	$352	$1,164	$656	$(581)
Products	580	74	205	1,194

Total operating income (loss)	932	1,238	861	613
Corporate expenses	(136)	(293)	(698)	(686)

Income (loss) before income taxes	$796	$945	$163	$(73)

7.	New Accounting Pronouncements

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

Other recent pronouncements are not relevant to our businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi's intent, belief or current expectations with respect to (i) BASi's strategic plans; (ii) BASi's future profitability; (iii) BASi's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) BASi's growth strategy. Investors in BASi's common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2004. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi's plans and objectives will be achieved.

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

In our annual report on Form 10-K for the year ended September 30, 2004, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as some of the potential risks. Those comments are still applicable, and are found under “General” in Part I, Item 2 of that report. We have also commented on developments during the current year in the pharmaceutical industry in previous quarterly reports.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Service revenue	80.3	72.3	79.3	68.7
Product revenue	19.7	27.7	20.7	31.3

Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	59.9	67.9	69.3	80.4
Cost of product revenue (a)	37.9	40.4	37.8	39.9

Total cost of revenue	55.5	60.3	62.8	67.7

Gross profit	44.5	39.7	37.2	32.3

Total operating expenses	36.3	28.1	34.4	30.1

Operating income	8.2	11.6	2.8	2.2

Other expense	(1.2)	(2.8)	(2.3)	(2.5)

Income (loss) before income taxes	7.0	8.8	0.5	(0.3)

Income tax (expense) benefit	(3.9)	(2.9)	(1.0)	0.3

Net income (loss)	3.1	5.9	(0.5)	0.0

(a) Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2005 increased 6% to $11.3 million compared to $10.6 million for the third fiscal quarter last year. Service revenue increases were the result of strong demand by the Company’s traditional pharmaceutical customers for our services, particularly bioanalytical laboratory services. We experienced a 24% decline in our product revenues, a result of continued softness in our Culex product line. Our major customers tend to place large orders for these units on a sporadic basis, and both our second and third quarters of fiscal 2005 were negatively impacted by a decline in these large shipments.

Cost of Revenues

Cost of revenues for the fiscal quarter ended June 30, 2005 was $6.3 million or 56% of revenue compared to $6.4 million, or 60% of revenue for the third fiscal quarter last year. This decrease in cost of revenues is a result of the change in the mix of our revenues. Service costs are relatively fixed, and are charged directly to cost of revenues. Product costs are more variable, with a significant portion of the costs being comprised of consumed raw materials. The decline in product revenues resulted in a decline in costs that exceeded the increase in costs associated with increased service revenues. This also reduced the percentage of our total revenues represented by cost of revenues, as the more service revenue we have above our break even point, the higher our gross profit. The Product segment cost of revenue as a percentage of product revenue is similar to last year.

Operating Expenses

Selling expenses for the three months ended June 30, 2005 increased 7% to $718,000 from $672,000 for the three months ended June 30, 2004. There was no significant change in the level of our sales effort in the quarter, and year-to-date expenditures are still below last year. There was littlie change in research and development expenses of $261,000 for the three months ended June 30, 2005 compared to $260,000 for the three months ended June 30, 2004.

General and administrative expenses for the three months ended June 30, 2005 increased 52% to $3.1 million, up from $2.1 million for the three months ended June 30, 2004. Half of this increase occurred in Baltimore, with approximately $55,000 in monthly rent on the Baltimore facility that was previously owned and increased operating expenses as we have upgraded both the facility and our staff. We also are absorbing depreciation on new facilities placed in service that were not in service last year, as well as additional overhead in our toxicology operation for improved operational systems.

Other Income

Interest expense declined 18% to $250,000 in the three months ended June 30, 2005 from $306,000 in the comparable quarter of the prior year. This decrease is due to the pay-down in January 2005 our revolving line of credit with the proceeds from the sale of our Baltimore building, even though rates are higher this year and we have financed additional laboratory equipment with $1.1 million of capital leases.

Income Taxes

We computed our tax provision using an effective tax rate for both the three months ended June 30, 2005 and for the three months ended June 30, 2004 of 40% on the US taxable income. In the current quarter, we had a loss on foreign operations for which we recognized no benefit, compared to the three months ended June 30, 2004, when we had foreign income that was not taxed due to a foreign tax loss carryforward. We did not provide a benefit on the foreign losses in the current quarter because we had no foreign carrybacks or deferred taxes against which to utilize those benefits.

Net Income

As a result of the above factors, we earned $356,000 ($.07 per share, both basic and diluted) in the quarter ended June 30, 2005, compared to net income of $635,000 ($.13 per share, both basic and diluted) in the same period last year.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Service and Product Revenues

Revenues for the nine months ended June 30, 2005 increased 7% to $30.1 million compared to $28.1 million for the first nine months of fiscal 2004. Service revenue increases 24% were the result of the factors cited above for the current quarter. Revenues for our products declined 29% for the nine months, a larger percentage decline than the current quarter as a result of very weak product sales in the second quarter of the current fiscal year.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2005 was $18.9 million or 63% of revenue compared to $19.0 million, or 68% of revenue for the same period last year. The decrease in cost of revenue as a percentage of revenue is impacted by increased capacity utilization of our service segment due to the strong demand mentioned above in the current quarter. The product segment cost of revenue as a percentage of product revenue was similar to the prior year’s first nine months.

Operating Expenses

Selling expenses for the nine months ended June 30, 2005 decreased 2% to $1.9 million from $2.0 million for the nine months ended June 30, 2004 as the result of reduced number of people devoted to full-time sales and reduced commissions due to lower product sales. Research and development expenses for the nine months ended June 30, 2005 decreased 18% to $653,000 from $801,000 for the nine months ended June 30, 2004. This decrease is attributable to the timing of Company’s developmental efforts, which resulted in lower costs in the current fiscal year.

General and administrative expenses for the nine months ended June 30, 2005 increased 37% to $7.8 million, up from $5.7 million for the nine months ended June 30, 2004. The principal reasons for this increase are the same as those discussed above for the current quarter.

Other Income

Interest expense increased 9% to $782,000 in the nine months ended June 30, 2005 from $720,000 in the comparable period of the prior year. This increase is due to higher interest rates in the current period, additional financing of equipment through capital leases, and, in the first quarter of fiscal 2005, higher amounts outstanding under our revolving line of credit. As described in the discussion of the current quarter, our interest costs have been lower recently due to the pay down of debt with the proceeds from the sale of our Baltimore facility.

Income Taxes

We computed our taxes for the nine months ended June 30, 2005 and our benefit for the nine months ended June 30, 2004 using an effective tax rate of 40% on the US taxable income or loss. We did not provide a benefit on foreign losses because we had no foreign carrybacks or deferred taxes against which to utilize those benefits.

Net Loss

As a result of the taxes on US income exceeding our consolidated income before tax, we experienced a net loss of $137,000 ($.03 loss per share, both basic and diluted) for the first nine months of the current year, compared to net income in the prior year of $2,000 ($.00 income per share, both basic and diluted). Last year’s net income was the result of the benefit from US taxable losses exceeding consolidated loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2005 we had cash and cash equivalents of $1.1 million, compared to cash and cash equivalents of $773,000 at September 30, 2004. Approximately 20% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash used by operating activities was $706,000 for the nine months ended June 30, 2005. Our increased business resulted in increased investments in accounts receivable and inventories of $6.2 million, which was partially offset by advance billings to our clients of $3.5 million. Our accounts payable at June 30, 2005 were back to normal terms in the third quarter after having been paid down significantly in the second quarter to avoid the cost and difficulty of converting these to our new ERP system installed in April.

Net cash provided by investing activities was $4.3 million in the nine months ended June 30, 2005 as a result of the sale/leaseback transaction of our Baltimore building, net of a routine level of new equipment purchases. We paid down a net amount of $3.5 million of outstanding debt with these proceeds.

Capital Resources

A condition of our leaseback of the Baltimore building was the securing of a substantial portion of our lease obligation with a three year irrevocable letter of credit issued to the purchaser. The letter of credit is for $2.8 million the first year, $2.0 million the second year, and $1.0 million the final year. In order to arrange this letter of credit, we extended our $6,000,000 revolving credit agreement with our bank for three additional years to December 31, 2007.

The letter of credit reduces the amount of funds available under the borrowing base formula. Our recent monthly average qualifying assets for our borrowing base have been approximately $5,000,000. The presence of this outstanding letter of credit could therefore substantially reduce the amount of cash available under our revolving credit facility.

We expect our total capital additions in the current fiscal year to be in the range of $2.0 to $2.5 million. We have arranged leases with our bank’s leasing affiliate to finance $1.5 million of this with capital leases with three and five year terms.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory.

At June 30, 2005, we had $1.0 million in cash, and approximately $3.2 million of available borrowings under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6.0 million with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank's prime rate to prime rate plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, at our election, depending upon the ratio of our interest bearing indebtedness (less subordinated debt) to EBITDA. We pay a fee equal to 25 basis points on the unused portion of the line of credit.

The covenants in the Company's credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future. We have been in compliance with all of our debt covenants throughout the current fiscal year.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi's contractual term debt, lease obligations and other commitments at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2005 are those items required in the final quarter):

	2005	2006	2007	2008	2009	After 2009	Total

Capital expenditures	$250	$—	$—	$—	$—	$—	$250
Mortgage notes payable	81	342	362	1,993	277	5,918	8,973
Subordinated debt	—	360	360	4,468	—	—	5,188
Capital lease	70	239	171	183	197	292	1,152
obligations
Operating leases	527	2,109	1,598	631	10	—	4,875

	$928	$3,050	$2,491	$7,275	$484	$6,210	$20,438

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

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi during the first nine months of fiscal 2005 or in fiscal years 2004 and 2003. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of June 30, 2005 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. As disclosed in its annual report on Form 10-K for the fiscal year ended September 30, 2004, the Company previously operated on accounting systems that were different at its various locations, and which were decentralized and obsolete. During the quarter ended June 30, 2005, the Company converted all its operating locations to a new, centralized Enterprise Resources Planning (“ERP”) system, which was utilized to produce financial information contained in this quarterly report. The Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems have greatly improved the Company’s ability to record, process, summarize and report accounting information to timely file its Exchange Act reports. Nevertheless, there is a considerable ongoing effort to refine and debug the recently installed system before the Company’s officers can conclude that our previously noted deficiencies have been corrected.

We believe the implementation of the above noted ERP system is a material change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter. It is our intent to build our system documentation and testing required by section 404 of Sarbanes-Oxley around this newly installed system to timely comply with those requirements. Additionally, we believe that additional enhancements available in our new system will improve the availability and timeliness of information required to manage our business.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

Number assigned

in Regulation S-K
Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
	3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
(10)	10.1	Employment Agreement between Bioanalytical Systems, Inc. and Edward M. Chait, Ph.D., dated August 1, 2005 (incorporated by reference to Exhibit 10.01 to the 8-K filed August 5, 2005).
(31)	31.1	Certification of Peter T. Kissinger †
	31.2	Certification of Michael R. Cox †
(32)	32.1	Section 1350 Certifications †
(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2004).

† Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By: /s/ PETER T. KISSINGER Peter T. Kissinger President and Chief Executive Officer (Principal Executive Officer) Date: August 15, 2005

By: /s/ MICHAEL R. COX Michael R. Cox Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 15, 2005