Form 10-K
period 2005-09-30
BIOANALYTICAL SYSTEMS INC
filed 2006-01-18
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

YES ☐	NO ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐	NO ☒

Based on the closing price on the NASDAQ stock market on March 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $36,073,000. As of January 10, 2005, 4,871,127 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of January 10, 2005.

Portions of the following documents have been incorporated by reference into this report:

Registrant's Document	Parts Into Which Incorporated

Annual Report to security holders for the fiscal year ended September 30, 2005	Part II

Proxy Statement for Annual Meeting of Shareholders to be held February 16, 2006	Part III

2

PART I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although Bioanalytical Systems, Inc. (the "Company") believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.

Item 1.	Business.

General

The Company, which is a corporation organized in Indiana, provides contract development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. It has played a significant role in understanding the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its start in 1974.

We offer an efficient, variable cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both focused on determining drug safety and efficacy.

We support preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. The Company believes its scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products it provides increasingly valuable to its current and potential clients. Scientists engaged in analytical chemistry, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are our principal clients.

Acquisitions

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc., a Maryland corporation ("PKLB"), became a majority owned subsidiary of the Company. Following the acquisition, PKLB was renamed BASi Maryland, Inc. The Company acquired this site to broaden its service offering base, which now includes Phase I through III clinical trials services and a fourth bioanalytical lab complementing sites in Indiana, Oregon and the United Kingdom. In addition, the Company wanted to establish a meaningful operating presence physically near current and potential clients on the East Coast of the U.S. This site's operating performance prior to the acquisition had been poor. Since the acquisition, the Company has made significant organizational, managerial, staff, and physical plant changes to improve performance at the Baltimore clinic.

LC Resources, Inc.

On December 13, 2003, the Company acquired LC Resources, Inc. ("LCR"), a privately held company with its operations in McMinnville, Oregon. The Company believes that LCR had a strong reputation in liquid chromatography and bioanalysis, and provides a location that is significantly closer to clients on the West Coast of the U.S., which is an additional benefit of the acquisition.

Changing Nature of the Pharmaceutical Industry

The Company's services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. The Company's products are also marketed to academic and government institutions. The Company's services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. The Company believes that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

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

Cost Containment

Pharmaceutical companies continue to push for more efficient operations through outsourcing to optimize profitability as development costs climb, staff costs increase, generic competition challenges previously secure profit generators, political and social pressures to reduce health care costs escalate, and shareholder expectations mount.

Patent Expiration

As exclusivity ends with patent expiry, drug companies defend their proprietary positions against generic competition with various patent extension strategies. Both the drug company creating these extensions and the generic competitors should provide additional opportunities for the Company.

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

Mergers and Acquisitions

Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, minimizing staffing which should lead to more outsourcing. This may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective drug development pipelines.

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

The Company is making significant investments in software throughout its contract services groups to optimize efficiency and ensure it complies with FDA regulations and client expectations.

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

The Company's Role in the Drug Development Process

After a new drug candidate is identified and carried through preliminary screening, the development process for new drugs has three distinct phases.

1)            The preclinical phase includes safety testing to prepare an Investigational New Drug ("IND") exemption for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its integrity, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation is also determined.

Clients work with the Company's preclinical services group to establish pharmacokinetics, pharmacodynamics and safety testing of the new drug. These safety studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company's bioanalytical services group provide kinetic, metabolism and dose-ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of the Company's products are designed for use in preclinical development. The Culex® APS, a robotic automated pharmacology system, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Several variations of this technology are in development. Clients and the Company's bioanalytical services group sometimes use the Company's electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples. Liquid chromatography coupled to mass spectrometry is now a mainstay of the Company's bioanalytical laboratories. The Company has invested heavily in robotics and mass spectrometry systems over the last ten years.

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

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The Company's bioanalytical work per study grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

The Company's acquisition of its clinic in fiscal 2004 enables it to perform Phase I studies in Baltimore and manage small Phase II and III trials through its Clinical Trials Management group, also in Baltimore. Phase I services include bioavailability testing to monitor the rate and extent to which a drug becomes available in the blood. Bioavailability can also be used to compare the bioequivalence of similar generic and brand name drugs.

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

Company Services and Products

Overview

The Company operates in two business segments – contract research services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both segments arose out of the Company's expertise in a number of core technologies designed to quantify trace chemicals in complex matrices. The Company evaluates performance and allocates resources based on these segments.

Services

The Company's contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, clinical trials, regulatory compliance and quality control testing. Revenues from the Company's services segment were $33.0 million for fiscal 2005. For additional financial information regarding the services segment, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the services provided by the Company's contract research services segment:

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

•              Stability Testing: The Company tests stability of drug substances and formulated drug products and maintains secure storage facilities necessary to establish and confirm product purity, potency and shelf life in West Lafayette, Indiana. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP (Good Manufacturing Practices) systems.

•              In Vivo Pharmacology: The Company provides preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in West Lafayette, Indiana using the Company's robotic Culex® APS (Automated Pharmacology System) system and in Evansville, Indiana.

•              Preclinical and Pathology Services: The Company provides pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in its newly expanded Evansville, Indiana site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

•              Phase I, II & III Clinical Trials: The Company performs Phase I human clinical trials in its 110-bed clinic in Baltimore. These are principally bioavailability and bioequivalence studies, both for generic drug and innovator pharmaceutical firms. It also coordinates Phase II and III studies through its Clinical Trials Management group in Baltimore.

Research Products

The Company is focusing its products business on expediting preclinical screening of developmental drugs. The Company competes in very small niches of the multibillion dollar analytical instrument industry. The Company's products business targets, and in some cases dominates, unique niches in life science research. The Company designs, develops, manufactures and markets state-of-the-art:

•	Robotic sampling systems and accessories (disposables, training, systems qualification)
•	In vivo microdialysis collection systems
•	Physiology monitoring tools
•	Liquid chromatography and electrochemistry instruments platform

Revenues for the Company's products segment were $9.4 million for fiscal 2005. For additional financial information regarding the products segment, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the products offered by the Company:

•              The Culex® APS robotic automated pharmacology system is used by pharmaceutical researchers to monitor drug concentrations and response as a function of time. Compared to current manual methods, the Culex® offers greater than 80% reduction in test model use and comparable reduction in labor. The Culex® also offers computer-controlled blood sampling protocol, behavioral monitoring, flexibility to collect other biological samples, exceptional cost savings, significant reduction in model stress and expeditious data delivery.

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

•              A line of miniaturized in vivo sampling devices sold to drug developers and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Alzheimer's and Parkinson's diseases, diabetes and osteoporosis.

•              Vetronics small animal diagnostic ECG and vital signs monitors are used primarily in veterinary clinics with growing applications in preclinical research.

Clients

Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2005 research and development spending.

The Company has been balancing its business development effort between large pharmaceutical developers and the next tier of smaller drug development companies. The Company believes that smaller companies are more inclined to establish a consistent, long-term, strategic relationship with the Company but realizes that they may be poorly funded. The Company has adapted by increasing its focus on a larger number of specialist service buyers at large and small clients and by engaging in a more active and more diversified business development effort staffed with specialists.

Approximately 20% of the Company's products and services revenues are generated from customers outside of North America.

Pfizer (including predecessor companies) is the Company's largest client. Pfizer accounted for approximately 10.1%, 12.5% and 16.0% of the Company's total revenues in fiscal 2005, 2004 and 2003, respectively. Pfizer accounted for 6.0% and 11.0% of total trade accounts receivable at September 30, 2005 and 2004, respectively.

The Company deals with at least 20 different research groups within Pfizer, each focused on a particular development function, each having little intercourse with any other. After the acquisition of Pharmacia in 2003, Pfizer restructured and repatriated their preclinical development effort in Kalamazoo, MI, minimizing outsourcing for the short-term and possibly long-term as well. This change significantly reduced revenue in Evansville for fiscal 2003 and 2004. Subsequently, the Company has redirected its sales effort for its toxicology services offered in Evansville, and, by the end of fiscal 2005, had replaced that revenue with contracts from a variety of pharmaceutical and biotech clients.

There can be no assurance that the Company's business will not continue to be dependent on continued relationships with Pfizer or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of the Company's total revenue. Since the Company does not have long-term contracts with its clients, the importance of a single client may vary dramatically from year to year.

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

The Company's products and services are sold directly to the client. The Company has thirteen employees on its business development staff and an equal number providing technical and development support. In late fiscal 2005, this team was reorganized under a new executive vice president, with more clearly defined sales objectives, territories and incentives. Although it is too early to assess the results of the Company's new approaches, management believes that the increasing size and scope of the products and services offered by the Company required additional resources in sales and marketing. The Company also attends multiple trade shows in many disciplines and has created a collection of web sites, catalogs, training and technical support literature, media presentations, branding, workshops and academic publications.

Sales, marketing and technical support are based in the Company's corporate headquarters located in West Lafayette, Indiana. The Company also maintains offices in Baltimore, Maryland; Evansville, Indiana; McMinnville, Oregon; and Warwickshire, UK. For additional financial information relating to geographic segments, please see Note 11 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

Bioanalytical Services, Ltd., a wholly owned, UK-based subsidiary, provides a direct liaison with research service clients in Europe and maintains a laboratory to provide those services, as well as a distribution center for the Company's European sales of products. In addition, the Company has a network of 18 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company's distributor relationships are managed from the Company's headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support the Company's distributor network.

Contractual Arrangements

The Company's service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While the Company is performing a contract, clients often adjust the scope of services to be provided by the Company based on interim project results. Fees are adjusted accordingly. Generally, the Company's fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in the Company's quarterly and annual results. The Company is generally able to recover at least its invested costs when contracts are terminated.

The Company's products business offers annual service agreements on most product lines.

Backlog

The contracts pursuant to which the Company provides its services are terminable upon written notice of 30 days or less. The Company maintains projections based on bids and contracts to optimize asset utilization. Similarly, virtually all of the Company's products are made to order. Backlog may not be a good indicator of future sales trends. Management does not believe that backlog is material to an understanding of the Company's business taken as a whole.

Competition

Services

The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations ("CROs") that compete in this industry. The largest CRO competitors offering research services similar to the Company's include:

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

Several of the Company's competitors have significantly greater financial resources than the Company.

Products

Culex® APS: Two small vendors have offered simple, semi-automated blood sampling systems. However, the Company does not believe that either vendor presents significant competition for Culex®. In addition, the Company has established strong relationships with the largest vendors of animal models who now provide catheterized "Culex® ready" models to the Company's customers on a just-in-time basis, further increasing convenience and lowering cost to the customer.

Bioanalytical Separation Systems: The Company competes with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include market presence, product quality, reliability and price. The Company believes it competes well in its niche markets because of its reputation and the quality of its products, together with the technical assistance and service it offers. Many of the Company's competitors are much larger and have greater resources than the Company, which makes it difficult for the Company to capture business from clients other than those who need the Company's unique capabilities.

Vetronics/in vivo sampling devices: There are few competitors in this area of the Company's business. The Company is the largest vendor in these very small, technically demanding niches.

Government Regulation

The Company is subject to various regulatory requirements designed to ensure the quality and integrity of its data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations.

Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of the Company's contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

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

The Company's animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. The Company's animal research facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in its custody. Besides being licensed by the USDA as a research facility, this business is also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International ("AAALAC") and has registered assurance with the NIH.

Clinical Services

The Company's Clinical Research Unit in Baltimore is principally subject to GCP and GLP guidelines that cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures ("SOP"), reporting adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company's facility and may be reviewed by the FDA during audits. In the fall of 2005, the facility was audited by the FDA, and we are awaiting their inspection report.

The Company is subject to regulation and inspection by local, state, federal and foreign agencies where the Company's facilities are located. The Company has not experienced any significant problems to date in complying with the regulations of such agencies and does not believe that any existing or proposed regulations will require material capital expenditures or changes in its method of operation.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, the Company has established quality assurance programs at its facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for the Company's SOPs where applicable. In fiscal 2004 and 2003, the Company endeavored to standardize SOPs across all relevant operations. This standardization is an ongoing process. In addition, the Company purchased software to ensure compliant documentation, handling and reporting of all laboratory generated study data. In fiscal 2004, the Company purchased similar 21 CFR part 11 compliant software for its preclinical research group and is currently revalidating the recent revisions to that software.

Also in fiscal 2004, the Company initiated implementation of a new Enterprise Resource Planning ("ERP") system, which was launched at all the Company's locations in the third quarter of fiscal 2005. The implementation of this system is ongoing, with various additional phases planned for fiscal 2006 and 2007. The introduction of a new ERP system is part of the Company's response to the Sarbanes-Oxley Act (the "Act"). The Company determined that it was not practicable to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at its various locations. As part of the implementation of the new system, documentation will be developed, and testing procedures initiated, in preparing for management's assessment and report on internal controls over financial reporting required by the Act for fiscal 2007. Although the Company is working diligently to ensure that the ERP system and related procedures will be adequately installed and successfully tested by September 30, 2007, there can be no assurance that all necessary procedures required by the Act will be completed by that date.

Controlled, Hazardous, and Environmentally Threatening Substances

Some of the Company's development and testing activities are subject to the Controlled Substances Act administered by the Drug Enforcement Agency ("DEA"), which strictly regulates all narcotic and habit-forming substances. The Company maintains restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition, the Company is subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

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

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. The Company's laboratories also comply with the International Air Transport Association regulations which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

HIPAA

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that govern the disclosure of confidential medical information in the United States. The Company has had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believe that we are in compliance with the current EU (European Union) and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and we intend to take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

Research and Development

In fiscal 2005, 2004 and 2003 the Company spent $1.3 million, $1.1 million, and $1.3 million, respectively, on research and development. Separate from the Company's contract research services business, the Company maintains applications research and development to enhance its products business.

Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs/reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Hardware and software engineering and prototype development in fiscal 2005 continued to generate Culex®-related products. Laboratory demonstrations are published in peer-reviewed journals, scientific seminars or at scientific association meetings as promotional tools for existing and new products. Culex®-related products and demonstrations consumed most of our research and development dollars in fiscal 2005. The Company also makes small expenditures in novel research and development, some under partial grants.

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

The Company currently holds six federally registered trademarks and has two pending federal trademark applications, as well as one copyright registration for software. The Company also maintains a small pool of issued and pending patents. Most of these patents are related to the Company's Culex® or in vivo product line. Of these patents, most are either issued or pending in the United States, although there are also patents issued and pending in the European Union and Japan. Although the Company believes that at least two of these patents are important to the Culex® product line, the success of the Culex® business is not dependent on the Company's intellectual property rights because the Company also generates client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, the Company relies on trade secrets, unpatented know-how and continuing applications research which it seeks to protect through means of reasonable business procedures, such as confidentiality agreements. The Company believes that the greatest value that it generates for its clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to the Company's business, and the Company has a variety of alternative suppliers for its essential components.

Employees

At September 30, 2005, the Company had 370 full-time employees. All employees enter into confidentiality agreements intended to protect the Company's proprietary information. The Company believes that its relations with its employees are good. None of the employees of the Company are represented by a labor union. The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following information concerns the persons who served as the executive officers of the Company as of September 30, 2005. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position

Peter T. Kissinger, Ph.D.	61	Chairman of the Board; President; Chief Executive Officer; Director
Ronald E. Shoup, Ph.D.	54	Chief Operating Officer, BASi Contract Research Services
Michael R. Cox	59	Vice President, Finance; Chief Financial Officer; Treasurer
Edward M. Chait, Ph.D.	62	Executive Vice President, Chief Scientific Officer
Candice B. Kissinger	54	Senior Vice President, Marketing; Secretary and Director
Craig S. Bruntlett, Ph.D.	56	Senior Vice President, International Sales
Lina L. Reeves-Kerner	55	Vice President, Human Resources
Michael P. Silvon, Ph.D.	58	Vice President, Planning and Development

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

Dr. Kissinger is a highly recognized pioneer in hydrodynamic electroanalytical techniques for the neurosciences, modern liquid chromatography and in vivo methodology for drug metabolism. Dr. Kissinger has published over 220 scientific papers and has presented more than 400 invited lectures. He is a Fellow of the AAPS and the AAAS and was a finalist for Ernst & Young Entrepreneur of the Year Award ® in the Indiana Heartland region for 2001 and 2003. Dr. Kissinger is the husband of Candice B. Kissinger.

Ronald E. Shoup, Ph.D. serves as Chief Operating Officer of the Company's Contract Research Services and is Managing Director of BAS Analytics, Ltd. in the UK. His current responsibilities include directing operations at the Company's Contract Research Services sites. He joined the Company in 1980 as an applications chemist, became Research Director in 1983 and launched the Contract Research Services group within the Company in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D. in Analytical Chemistry.

Dr. Shoup has served on the editorial board of the Journal of Chromatography, participated in NIH Special study sections, and is a member of the external advisory board to the Purdue University Department of Chemistry. He has published over 40 scientific papers.

Michael R. Cox has been Vice President, Finance, Chief Financial Officer and Treasurer since April 2004. He was Vice President, Finance and CFO of Integrity Pharmaceutical Corporation, a private specialty pharmaceutical company, from October, 2003 until its acquisition and merger in March, 2004. Prior to that he was Senior Vice President, Finance of Intergen Company, a private biotech manufacturing and research products company, from 1997 until its acquisition in 2001, and continued with the acquirer, Serologicals Corporation, on special projects until joining Integrity. Prior to that, Mr. Cox held various executive positions in two environmental services firms and an investment firm. He was a partner in

Touche Ross & Co., where he began his career after obtaining a BS in business administration from the University of North Carolina.

Edward M. Chait, Ph.D. has been Executive Vice President, Chief Scientific Officer since August, 2005. Prior to that, from August 2003, Dr. Chait served as the Chief Executive Officer of Spectral Genomics, Inc., a developer of products and services related to molecular genetics and diagnostics enabling the identification of the causal factors of disease at the genetic level. From 2001 to 2003, Dr. Chait served as the Chief Executive Officer of PharmaCore, Inc., a small-molecule drug discovery company providing molecular building blocks, custom organic synthesis and GMP services to biotechnology and pharmaceutical companies. From 1991 to 2001, Dr Chait was Senior Vice President in charge of Business Development for Intergen Company, a manufacturer of cell culture, diagnostic and research products. Since 2002, Dr. Chait has also served as an advisor to the Purdue Cancer Center, a National Cancer Center designated basic-research cancer center. From 1968 to 1991, Dr. Chait held positions of increasing responsibility in marketing and business development at DuPont in instrument and life science products. Dr. Chait has a Ph.D. in chemistry from Purdue.

Candice B. Kissinger currently devotes all of her time to branding, client relationship management, sales, product development, and managing installation and service for in vivo products and services, principally the Culex® APS. She was named Senior Vice President, Marketing in January 2000 and is currently Director of Research. From 1981 to 2000 she served as Vice President, International Sales and Marketing. Ms. Kissinger has a Bachelor of Science degree in Microbiology from Ohio Wesleyan University and a Master of Science degree in Food Science from the University of Massachusetts. Dr. Peter Kissinger is the husband of Ms. Kissinger. She has served as a director and Secretary of the Company since 1978.

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

Michael P. Silvon, Ph.D. has been Vice President Planning and Development since March 1997, with responsibility for mergers and acquisitions, and investor relations. Dr. Silvon served as General Manager of BAS Evansville from 2000 through 2003 and directed its expansion. Prior to January 1997, Dr. Silvon was principal in his own consulting firm and Vice President Sales and Marketing at Hi-Port, Inc. in Houston, Texas. Before October 1993, Dr. Silvon was Regional Business Manager, Americas-Fine Chemicals for Zeneca, Inc. He has a Bachelor of Science in Chemistry from Loyola University of Chicago, a Master of Business Administration from Sacred Heart University and a Ph.D. in Chemistry from the University of Vermont.

Item 2.	Properties.

The Company operates in the following locations all of which are owned by the Company, except as otherwise indicated:

•              West Lafayette, IN: principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitutes multiple buildings with approximately 135,000 square feet of operations, manufacturing, and administrative space. Both the services segment and the products segment conduct operations at this facility. A new 20,000 square foot ADME preclinical research facility became fully functional in April, 2005. It is custom-designed to provide contract pharmacokinetic and ADME research services based on its Culex® Automated Pharmacology system. Both the new facility and the prior portion of the building have been financed by mortgages.

•              BAS Evansville occupies 10 buildings with roughly 100,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. A recent addition was financed by a mortgage.

•              BASi Clinical Research Unit (BASi Maryland) in Baltimore, Maryland occupies a seven story, 126,000 square foot historic building in downtown Baltimore. On January 5, 2005, this building was sold to a developer and the Company and the developer entered into a three-year lease back for approximately 85% of the space in the building. This site contains a 110 bed, three ward, Phase I Clinical Trials facility and a roughly 20,000 square foot analytical laboratory along with administrative offices committed to recruitment and enrollment of study participants, medical and clinical trials staff, data management, and later phase Clinical Trials Management. The Company intends to use the lease back period to develop its long-term space alternatives.

•              Bioanalytical Systems, Ltd., Warwickshire, UK contains the Company's contract services and instruments operations in roughly 12,000 square feet of leased space for laboratories, sales and technical support services in the United Kingdom.

•              BASi Northwest Laboratory is in McMinnville, Oregon, approximately 40 miles from Portland. The Company leases roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7 and Notes 4, 6 and 7 to the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

You can find information regarding the market for the Company's common shares and related stockholder matters under the heading "Common Shares" in our 2005 Annual Report. That information is incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains stock option plans that allow for the granting of options to certain key employees and directors of the Company. The following table gives information about equity awards under the stock option plans of the Company:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	430,300	$4.93	245,000
Equity compensation plans not approved by security holders(1)	50,000	$5.14	—
Total	480,300	$4.95	245,000

(1) Includes option to purchase 25,000 shares at $4.57 granted April 1, 2004, 25,000 shares at $5.69 granted August 1, 2005. Each of these grants vest over one year and expire after 10 years.

For additional information regarding the Company's stock option plans approved by security holders, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

Item 6.	Selected Financial Data.

You can find Selected Financial Data for each of our five most recent fiscal years in our 2005 Annual Report under "Selected Consolidated Financial Data". That information is incorporated herein by reference.

Item 7.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding the intent, belief or current expectations of the Company or its management with respect to, but are not limited to (i) the Company's strategic plans; (ii) trends in the demand for the Company's products; (iii) trends in the industries that consume the Company's products; (iv) the Company's ability to refinance its debt; (v) the ability of the Company to develop new products; and (vi) the ability of the Company to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the company.

In addition, the Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. The following discussion and analysis should be read in conjunction with Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that involve risks and uncertainties which are discussed in Exhibit 99 to this Form 10-K. The Company's actual results could differ materially from those discussed in the forward-looking statements.

Overview

The business of Bioanalytical Systems, Inc. is dependent on the level of pharmaceutical and biotech companies' efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work, and our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to- market of their products. Contract research organizations ("CRO's") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs, and to increase the speed of research and data development necessary for new drug applications.

The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. That sector of the drug industry has seen significant growth in the past decade, and, we believe, will continue to experience strong growth in the foreseeable future. Generic drug companies provide a significant source of new business for CRO's as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the clinical research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including BASi. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which change the risk profile and appetite of investors.

Although the past year has not seen large mergers in either the pharmaceutical or CRO industries, consolidation continues at a smaller pace in the CRO sector. We believe that consolidation of the CRO sector will continue to be a factor in our markets.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,

	2005	2004	2003

Service revenue	77.7%	67.1%	67.0%
Product revenue	22.3	32.9	33.0

Total revenue	100.0%	100.0%	100.0%

Cost of service revenue (a)	71.6	85.6	78.2
Cost of product revenue (a)	36.7	34.9	38.6

Total cost of revenue	63.8	69.0	65.1

Gross profit	36.2	31.0	34.9

Total operating expenses	33.2	30.3	31.0

Operating income	3.0	0.7	3.9

Other (expense)	(2.3)	(2.3)	(2.0)

Income (loss) before income taxes	0.7	(1.6)	1.9

Income tax expense (benefit)	(0.9)	(1.0)	(1.6)

Net income (loss)	(0.2)%	(0.6)%	0.3%

(a)	Percentage of service and product revenues, respectively.

Year Ended September 30, 2005, Compared with Year Ended September 30, 2004

Total revenue for the year ended September 30, 2005 increased 14% to $42.4 million from $37.2 million for the year ended September 30, 2004. Service revenue increased to $33.0 million for the year ended September 30, 2005 from $24.9 million for the year ended September 30, 2004, an increase of 33%. This increase came from all domestic locations, as we had strong growth in our bioanalytical laboratories, our toxicology facility, and our clinical research unit. Our laboratory in the UK had a decline in revenues. Our revenues from products declined in the current year to $9.4 million, a 23% decline from last year's product revenues of $12.2 million. This decline was across our product line, following a particularly strong year in product sales in fiscal 2004. In the fiscal year ended September 30, 2005, we did not have any major new adopters of our Culex® system, whereas the prior fiscal year's sales had been strongly influenced by some major buying programs by our customers. Our sales of Culex® supplies, on the other hand, increased due to the larger installed base of Culex® users. Inflation in prices did not have a material impact on revenue increases.

Costs of revenue increased 6% to $27.1 million for the year ended September 30, 2005 from $25.6 million for the year ended September 30, 2004. This increase of $1.5 million was due to increases in the cost of service revenue as a result of the significant increase in the volume of our services business in fiscal 2005, partially offset by a reduction in the cost of product revenue resulting from the the decrease in the number of products sold and a change in product mix. Cost of service revenue as a percentage of service revenues decreased due to the higher utilization of capacity in our Services segment. A significant portion of our costs in our Services segment are relatively fixed, which results in increasing margins as we increase our utilization of facilities. Costs of revenue for the Company's products segment increased to 36.7% as a percentage of product revenue for the year ended September 30, 2005 from 34.9% of product revenue for the year ended September 30, 2004. This small change was the result of lower utilization of manufacturing capacity.

Selling expenses for the year ended September 30, 2005 decreased by 4% to $2.6 million from $2.7 million during the year ended September 30, 2004, due to decreased headcount in sales. Research and development expenses for the year ended September 30, 2005 increased 18% to $1.3 million from $1.1 million for the year ended September 30, 2004. This increase is primarily due to additional research activities around our Culex® product line.

General and administrative expenses for the year ended September 30, 2005 increased 36% to $10.2 million from $7.5 million for the year ended September 30, 2004. Approximately $1.7 million of the increase was in our Baltimore clinical unit, where we had approximately $700,000 of additional personnel expense as a result of increased business, more expensive new hires and compensation increases, and $800,000 of occupancy cost relating to the sale and leaseback of our building. In our West Lafayette facility, we commissioned approximately 19,000 square feet of new research and laboratory space, causing approximately $500,000 of additional depreciation and other space related costs. The remainder of the increase was related to compensation increases, increases in liability, property and health care coverages, and higher energy costs.

Other income (expense), net, was $(969,000) in the year ended September 30, 2005 as compared to $(832,000) in the year ended September 30, 2004, as a result of increased interest expense. We reduced our average outstanding borrowings from the second fiscal quarter due to the sale of our Baltimore building, but added $1.1 million of capital leases to finance new laboratory equipment and had higher interest rates on our floating rate revolving credit facility.

The Company's effective tax rate was 135% for fiscal 2005 as a result of foreign taxable losses which reduced our pre-tax income by approximately $800,000, without corresponding tax benefit. The prior year's tax benefit was the result of a U.S. loss which we could carry back against prior year's income, and foreign income for which foreign tax loss carryforwards were available.

As a result of the above, the Company earned $0.00 per share in fiscal 2005, both basic and diluted, compared to a net loss fiscal 2004 of $0.04 per share, both basic and diluted.

Year Ended September 30, 2004, Compared with Year Ended September 30, 2003

Total revenue for the year ended September 30, 2004 increased 25% to $37.2 million from $29.8 million for the year ended September 30, 2003. Service revenue increased to $24.9 million for the year ended September 30, 2004 from $20.0 million for the year ended September 30, 2003. The inclusion of two acquired businesses for the entire year in fiscal 2004, compared to the inclusion from the date of acquisition in the prior year, caused a 9% increase in the year-to-year revenues. The other 16% of revenue growth came from increased sales at all operating locations, except West Lafayette research services, which had a decline. These increases were the result of increased sales efforts in the Baltimore and Evansville locations, and improvement in our facilities from recent capital expenditures. Product revenue increased to $12.2 million for the year ended September 30, 2004 from $9.9 million for the year ended September 30, 2003, primarily due to sales of the Culex® Automated Blood Sampling System. The increase in Culex® sales was a result of continuing acceptance of the technology by new customers, as well as strong re-orders by existing customers. Inflation in prices did not have a material impact on sales increases.

Costs of revenue increased 32% to $25.6 million for the year ended September 30, 2004 from $19.4 million for the year ended September 30, 2003. This increase of $6.2 million was due to the inclusion of the acquired businesses mentioned in the revenue discussion and the costs of additional revenues. Cost of revenue as a percentage of service revenues increased due to the lower utilization of capacity of the acquired businesses – costs of idle capacity are charged to cost of service revenue. Costs of revenue for the Company's products segment decreased to 35% as a percentage of product revenue for the year ended September 30, 2004 from 39% of product revenue for the year ended September 30, 2003, as a result of product sales growth being driven by Culex® sales, which command higher margins than the Company's older product lines.

Selling expenses for the year ended September 30, 2004 decreased by 7% to $2.7 million from $2.9 million during the year ended September 30, 2003, due to decreased headcount in sales. Research and development expenses, which are net of grant reimbursements, for the year ended September 30, 2004 decreased 15% to $1.1 million from $1.3 million for the year ended September 30, 2003. The decrease of $227,000 is primarily due to reducing the number of research projects in the current year.

General and administrative expenses, for the year ended September 30, 2004 increased 39% to $7.5 million from $5.4 million for the year ended September 30, 2003, as a result of the acquired business mentioned above. The Company also incurred $500,000 of non-recurring consulting expenses necessitated by turnover in the Company's finance department for the first six months of fiscal 2004. The Company utilized a contract chief accounting officer and additional financial consultants to compensate for the resignation of both the chief financial officer and chief accounting officer.

Other income (expense), net, was $(832,285) in the year ended September 30, 2004 as compared to $(592,178) in the year ended September 30, 2003, as a result of the increase in interest expense from $710,000 to $943,000 due to increased borrowings for the acquisitions and additional construction of facilities, and a non-recurring gain from sale of an excess facility of $363,000 in fiscal 2003.

The Company's effective tax rate was a benefit of 66% for 2004 as a result of having a U.S. taxable loss that can be carried back for refunds against prior years' taxes, coupled with profitable operations in the United Kingdom, where the Company is utilizing loss carryforwards to offset taxable income. The Company has tax net operating loss carryforwards for its subsidiaries in the United Kingdom. Such carryforwards, which have an indefinite life, are available to offset taxable income generated by those subsidiaries as provided by United Kingdom tax regulations. The prior year's tax rate was the result of taxable U.S. income with a foreign loss generating no offsetting benefit.

As a result of the above, the Company lost $0.04 per share in fiscal 2004, both basic and diluted, compared to net income in fiscal 2003 of $0.02 per share, both basic and diluted.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, the Company's principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2005, the Company had cash and cash equivalents of $1.3 million compared to $0.8 million at September 30, 2004.

The Company's net cash used by operating activities was $0.5 million for the year ended September 30, 2005. Cash used by operations during the year ended September 30, 2005 consisted of net loss of $101,000, net non-cash charges of $2.8 million and net cash used of $3.2 million related to changes in operating assets and liabilities. The most significant items affecting the change in operating assets and liabilities was an increase in accounts receivable of $6.6 million, offset by increases in customer advances and payables $4.4 million. The increases in accounts receivable and customer advances are the result of higher service revenue activity at the end of fiscal 2005 over 2004. The Company had a decrease in deferred income taxes as a result of the turnaround of earlier year's higher depreciation for tax than for financial statements.

Cash provided by investing activities increased to $3.6 million for the year ended September 30, 2005 compared to cash used of $3.5 million and $4.7 million for the years ended September 30, 2004 and 2003, respectively. During the current fiscal year, the Company sold and leased back its building in Baltimore, compared to the prior two years when the Company was investing in expanding facilities and acquisitions. This transaction resulted in net cash to the Company of $5.9 million, which helped finance the $2.3 million investment in capital assets in the current year.

Cash used by financing activities for the year ended September 30, 2005 was $2.8 million, compared to cash provided of $0.3 million and $2.4 million respectively for fiscal 2004 and 2003. In the current year, the Company utilized the proceeds from the sale of the Baltimore building to reduce outstanding borrowings under its revolving credit facility, plus payments on debt incurred with acquisitions and lease payments on capital leases.

In January, 2005 the Company sold and leased back its facility in Baltimore, Maryland. The sales price was $6.5 million, and the Company leased back much of the space through December, 2007. After transaction expenses, the Company generated $5.9 million in cash from this transaction, which was used to reduce outstanding debt and increase working capital.

Capital Resources

Total expenditures by the Company for property and equipment were $2.3 million (funded by proceeds from the sale of the Baltimore building), $3.6 million (funded by funds generated from operations, long-term debt and revolving credit) and $5.3 million (funded by long-term debt), in fiscal 2005, 2004 and 2003, respectively. Expenditures made in connection with the expansion of the Company's operating facilities in West Lafayette and Evansville, Indiana and in the United Kingdom, physical plant improvements in Baltimore (2004), and purchase or upgrade of laboratory equipment account for the largest portions of these expenditures in prior years. The decline in capital expenditures in fiscal 2005 is the result of the completion of expansion programs. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services to be provided by the Company, and by the replacement or upgrading of the Company's equipment. Additionally, the Company funded $1.1 million of laboratory equipment in fiscal 2005 through capital leases. Although the Company may consider strategic acquisition opportunities it does not intend to aggressively pursue additional acquisitions until the Company is fully utilizing existing capacity.

During fiscal 2003 and 2004, the Company expanded facilities at its preclinical site in Evansville, Indiana at a total cost of $3.5 million. During 2003 through April 2005, the Company expanded facilities at its site in West Lafayette, Indiana at a cost of $3.5 million. The Company obtained financing for these construction projects with a bank (discussed below).

On December 13, 2002, the Company acquired LCR, a privately held company with headquarters in Walnut Creek, California and contract research laboratory in McMinnville, Oregon. The Company purchased all of the outstanding shares of LCR for approximately $2.0 million. The purchase price consisted of approximately $200,000 in cash and $1.8 million in 10% subordinated notes maturing on October 1, 2007. The holders of the notes have the option to require the Company to repay up to 20% of the outstanding principal balance of the notes on each October 1 prior to maturity, commencing October 1, 2004. These payments were made in both 2004 and 2005.

On June 30, 2003, the Company completed its acquisition of PKLB through the exchange of approximately 228,857 shares of the Company common stock valued at approximately $1.2 million for all of the outstanding common stock and Class B preferred stock of PKLB, and the issuance of $4.0 million of 6% convertible notes payable due 2008 for all of PKLB's Class A redeemable preferred stock. The notes are convertible at $16 per share into shares of the Company's common stock (no principal payments or conversions have occurred as of December 31, 2005). The Company paid cash aggregating approximately $1.5 million representing acquisition costs and cash advances made to PKLB from June 2002 through May 2003.

The Company has a revolving credit facility of $6 million with a commercial bank and three mortgage notes payable to another bank aggregating $8.9 million. Borrowings under these credit agreements are collateralized by substantially all assets related to the Company's operations and all common stock of the Company's United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company's Chairman and CEO. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Details of each debt issue are discussed below.

The maximum amount available under the terms of the Company's revolving line of credit is $6 million with outstanding borrowings limited to the borrowing base as defined in the agreement. As of September 30, 2005 the outstanding balance on this line of credit was $920,000. Interest accrues monthly on the outstanding balance at the bank's prime rate to prime rate plus up to 25 basis points or at the Eurodollar rate plus 250 to 300 basis points, depending in each case upon the ratio of the Company's interest-bearing indebtedness (less subordinated debt) to EBITDA, as elected by the Company. As of September 30, 2005 interest on the entire outstanding balance was based on the prime rate of 6.75%. The Company pays a fee equal to 25 basis points on the unused portion of the line of credit. Borrowings under the facility are based on a lending formula utilizing the Company's accounts receivable and inventory. At September 30, 2005 the Company had $2.3 million available under the facility after offsetting outstanding borrowings and a $2.8 million outstanding letter of credit which secures the Baltimore lease (this letter of credit reduces to $2.0 million in January 2006). The Company's line of credit is a revolver against which the Company applies cash receipts, and draws cash as needed. The line of credit is committed until January, 2008.

The Company has three outstanding mortgages with a commercial bank on its facilities in West Lafayette and Evansville, Indiana, with essentially the same terms, which total $8.9 million. The Company has fixed the interest rate on the mortgages at 5.69% through June, 2007. See Note 7 to the Consolidated Financial Statements.

The following table summarizes the cash payments under the Company's contractual term debt and lease obligations at September 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands). The table does not include the Company's revolving credit facility..

	2006	2007	2008	2009	2010	After 2010	Total

Mortgage notes payable	$ 340	$ 362	$ 384	$ 406	$ 431	$ 6,996	$ 8,919
Subordinated debt*	360	360	4,468	—	—	—	5,188
Capital lease obligations	278	213	229	245	121	—	1,086
Operating leases	2,109	1,846	631	10	—	—	4,596

	$ 3,087	$ 2,781	$ 5,712	$ 661	$ 552	$ 6,996	$ 19,789

*	Subordinated debt includes notes to related parties.

The Company expects to spend approximately $2.5 million in fiscal 2006 on capital assets, primarily laboratory equipment. As of September 30, 2005, no firm commitments had been made.

The covenants in the Company's credit agreement requiring the maintenance of certain ratios of interest-bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures.

Based on its current business activities, the Company believes cash generated from its operations and amounts available under its existing credit facilities will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future and through September 30, 2006.

Inflation

The Company believes that inflation has not had a material adverse effect on its business, operations or financial condition.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies by the Company. The Company has identified the following areas as critical accounting policies.

Revenue Recognition

The majority of the Company's service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. The Company's other service contracts generally consist of preclinical and clinical trial studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material to the Company. Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

The Company's product revenue is derived primarily from sales of equipment utilized for scientific research. Revenue from equipment not requiring installation, testing or training is recognized upon shipment to customers. One Company product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue is recognized upon completion of the installation, testing and training.

Impairment of Long-Lived Assets, Including Goodwill

Long lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets", are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's indefinite lived assets over the implied fair value of those indefinite lived assets. The implied fair value of the indefinite lived assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's indefinite lived assets.

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

The Company's estimates of fair values and allocation of the purchase prices were determined with the analyses and assistance of an independent valuation firm.

Income Tax Accounting

Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws expected to be in effect at the time the differences reverse.

The Company recognizes deferred tax assets in its balance sheet which typically represent items deducted currently in the financial statements that will be deducted in future periods in tax returns. In accordance with SFAS No. 109, a valuation allowance is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on management's estimate of future taxable income, the expected utilization of tax loss carry forwards and the expiration dates of tax loss carry forwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in the opinion of management, are reasonable under the circumstances.

The Company has an accumulated net deficit in its UK subsidiaries, consequently, United States deferred tax liabilities on such earnings have not been recorded.

New Accounting Pronouncements

The following two pronouncement will be adopted by the Company for periods beginning October 1, 2005.

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") Number 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. The Company's current costing methodology substantially conforms with the new standard. The Company does not expect a material change in costing methods from adoption of this statement.

In December, 2004, SFAS 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, required for interim and annual periods for years beginning after June 15, 2005, is presented in note 1 (k) to the Consolidated Financial Statements. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using those methods. Based on currently outstanding options, the impact on net earnings for fiscal 2006 will be to reduce net earnings by approximately $175,000. There is no impact on cash flow.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company's primary market risk exposure with regard to financial instruments is the changes in interest rates. The Revolving Credit Agreement between the Company and National City Bank bears interest at a rate of either the bank's prime rate plus 0 to 25 basis points, or at LIBOR plus 250 to 300 basis points, depending in each case upon the ratio of the Company's interest-bearing indebtedness (less subordinated debt) to EBITDA, at the Company's option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company. While the Company's revolving line of credit is at variable rates, the Company's real estate mortgages are fixed at 5.69% interest until June 2007.

The Company operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2005, 2004 and 2003. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not materially affect the consolidated operating results of the Company.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Bioanalytical Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Indianapolis, Indiana

January 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioanalytical Systems, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Bioanalytical Systems, Inc. and its cash flows for the year ended September 30, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP
Indianapolis, Indiana
November 28, 2003

BIOANALYTICAL SYSTEMS INC.
Consolidated Balance Sheets
At September 30,

Assets	2005	2004
Current assets:

Cash and cash equivalents	$1,254,269	$772,889
Accounts receivable:
Trade	10,351,881	5,352,244
Unbilled revenues and other	2,677,130	1,086,121
Inventories	2,041,335	1,569,527
Deferred income taxes	380,765	469,033
Refundable income taxes	—	602,639
Prepaid expenses	429,690	503,492

Total current assets	17,135,070	10,355,945

Property and equipment:
Land and improvements	431,110	653,534
Buildings and improvements	22,333,119	27,910,706
Machinery and equipment	19,104,934	15,927,910
Office furniture and fixtures	1,457,130	1,207,512
Construction in process	57,812	136,920

	43,384,105	45,836,582

Less accumulated depreciation and amortization	(16,818,721)	(13,935,307)

	26,565,384	31,901,275

Goodwill	1,444,652	1,444,652

Intangible assets, net of accumulated amortization of $786,587
in 2005 and $451,471 in 2004	2,155,786	2,490,902
Debt issue costs, net	279,858	339,583
Other assets	257,679	262,774

Total assets	$47,838,429	$46,795,131

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Balance Sheets
At September 30,

Liabilities and Shareholders' Equity 2005 2004	2005	2004

Current liabilities:

Accounts payable	$1,681,078	$2,761,960
Accrued expenses	2,789,613	1,590,247
Customer advances	5,974,136	2,816,826
Income tax payable	31,275	—
Revolving line of credit	920,000	2,825,661
Current portion of capital lease obligations	278,398	73,981
Current portion of long-term debt, including $218,670 in
2004 to related parties	700,352	782,748

Total current liabilities	12,374,852	10,851,423

Capital lease obligations, less current portion	807,356	80,124
Long-term debt, less current portion	8,579,123	8,892,937
Subordinated notes payable, including $498,648 in 2005 and
$735,989 in 2004 to related parties, less current portion	4,828,511	5,188,109
Deferred income taxes	1,650,857	2,362,355

Shareholders' equity:
Preferred shares:
Authorized 1,000,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000,000 shares; issued and
outstanding 4,871,127 shares in 2005 and
4,869,502 shares in 2004	1,177,352	1,176,590
Additional paid-in-capital	11,267,919	11,263,368
Retained earnings	7,194,065	7,295,063
Accumulated other comprehensive loss	(41,606)	(314,838)

Total shareholders' equity	19,597,730	19,420,183

Total liabilities and shareholders' equity	$47,838,429	$46,795,131

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Operations
Years ended September 30,

	2005	2004	2003
Service revenue	$32,951,218	$24,928,305	$19,986,734
Product revenue	9,443,828	12,224,155	9,852,220

Total revenue	42,395,046	37,152,460	29,838,954

Cost of service revenue	23,588,654	21,347,731	15,624,636
Cost of product revenue	3,462,361	4,270,720	3,804,105

Total cost of revenue	27,051,015	25,618,451	19,428,741

Gross profit	15,344,031	11,534,009	10,410,213

Operating expenses:
Selling	2,591,521	2,703,450	2,853,229
Research and development	1,326,032	1,099,533	1,326,933
General and administrative	10,187,904	7,476,646	5,430,051
(Gain) loss on sale of property and equipment	(21,428)	28,757	(362,755)

Total operating expenses	14,084,029	11,308,386	9,247,458

Operating income	1,260,002	225,623	1,162,755
Interest income	18,548	7,621	3,322
Interest expense	(987,914)	(942,463)	(709,777)
Other income	756	102,557	114,277

Income (loss) before income taxes	291,392	(606,662)	570,577
Income taxes	392,390	(403,308)	483,271

Net income (loss)	$(100,998)	$(203,354)	$87,306

Net income (loss) per share:
Basic	$(0.02)	$(0.04)	0.02
Diluted	$(0.02)	$(0.04)	0.02
Weighted average common shares outstanding:
Basic	4,870,370	4,860,095	4,654,595
Diluted	4,870,370	4,860,095	4,673,448

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Years ended September 30, 2005, 2004, and 2003

	Common Shares		Additional paid in	Retained	Accumulated other comprehensive	Total Shareholders'
	Number	Amount	capital	earnings	loss	equity

Balance at September 30, 2002	4,578,516	$1,014,206	$10,520,839	$7,411,111	$(47,792)	$18,898,364

Comprehensive income (loss):
Net income	—	—	—	87,306	—	87,306
Other comprehensive loss:
Foreign currency
translation adjustments	—	—	—	—	(14,119)	(14,119)

Total comprehensive income						73,187
Shares issued for acquisitions	228,857	148,621	567,512	—	—	716,133
Exercise of stock options	24,087	5,336	33,444	—	—	38,780

Balance at September 30, 2003	4,831,460	1,168,163	11,121,795	7,498,417	(61,911)	19,726,464

Comprehensive income:
Net loss	—	—	—	(203,354)	—	(203,354)
Other comprehensive loss:
Foreign currency
translation adjustments	—	—	—	—	(252,927)	(252,927)

Total comprehensive loss						(456,281)
Conversion of note	38,042	8,427	141,573	—	—	150,000

Balance at September 30, 2004	4,869,502	1,176,590	11,263,368	7,295,063	(314,838)	19,420,183

Comprehensive income:
Net loss	—	—	—	(100,998)	—	(100,998)
Other comprehensive income:
Foreign currency
translation adjustments	—	—	—	—	273,232	273,232

Total comprehensive income						172,234
Exercise of stock options	1,625	762	4,551	—	—	5,313

Balance at September 30, 2005	4,871,127	$1,177,352	$11,267,919	$7,194,065	$(41,606)	$19,597,730

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS INC.
Consolidated Statements of Cash Flows
Years ended September 30,

	2005	2004	2003

Operating activities:
Net income (loss)	$(100,998)	$(203,354)	$87,306
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation and amortization	3,441,420	3,441,127	2,681,692
(Gain) loss on sale of property and equipment	(21,428)	28,757	(362,755)
Deferred income taxes	(623,230)	12,927	137,662
Changes in operating assets and liabilities:
Accounts receivable	(6,590,646)	(1,492,620)	503,049
Inventories	(471,808)	485,612	618,900
Prepaid expenses and other assets	(84,268)	(113,471)	107,269
Accounts payable	(1,080,882)	(310,906)	(540,139)
Refundable income taxes	602,639	(518,763)	(31,924)
Income taxes payable	31,275	—	(41,488)
Accrued expenses	1,199,366	344,894	(130,267)
Customer advances	3,157,310	1,159,308	(84,111)

Net cash provided (used) by operating activities	(541,250)	2,833,511	2,945,194

Investing activities:
Capital expenditures	(2,301,153)	(3,568,045)	(5,329,166)
Proceeds from sale of property and equipment	5,887,428	79,010	1,639,808
Payments for purchase of PharmaKinetics Laboratories,	—	—	(818,011)
Inc., net of cash acquired
Payments for purchase of LC Resources, Inc., net of cash acquired	—	(8,118)	(185,398)

Net cash provided (used) by investing activities	3,586,275	(3,497,153)	(4,692,767)

Financing activities:
Borrowings of long-term debt	—	—	7,631,409
Payments of long-term debt	(755,808)	(504,749)	(3,704,659)
Borrowings on line of credit	7,888,423	13,465,370	5,223,054
Payments on line of credit	(9,794,084)	(13,027,555)	(6,584,581)
Borrowings on construction line of credit	—	574,247	1,675,753
Payments on capital lease obligations	(180,721)	(196,166)	(1,138,948)
Payments of debt issue costs	—	—	(490,806)
Payments on subordinated notes	—	—	(251,730)
Net proceeds from the exercise of stock options	5,313	—	38,780

Net cash provided (used) by financing activities	(2,836,877)	311,147	2,398,272

Effect of exchange rate changes	273,232	(252,927)	(98,352)

Net increase (decrease) in cash and cash	481,380	(605,422)	552,347
equivalents

Cash and cash equivalents at beginning of year	772,889	1,378,311	825,964

Cash and cash equivalents at end of year	$1,254,269	$772,889	$1,378,311

See accompanying notes to consolidated financial statements.

(1)                  Significant Accounting Policies

(a)                 Nature of Business

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi”) engage in research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. We conduct our businesses through our research facilities in Indiana, Oregon, Maryland and the United Kingdom and our manufacturing facility in Indiana. Our customers are located throughout the world.

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

(e)                 Financial Instruments

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. Our allowance for doubtful accounts was $40,000 at September 30, 2005 (no allowance at September 30, 2004).

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

(h)                 Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Our depreciation expense was $3,047,000 in fiscal 2005, $3,053,000 in fiscal 2004 and $1,543,000 in fiscal 2003. Expenditures for maintenance and repairs are expensed as incurred.

(i)                 Goodwill and Intangible Assets

We carry goodwill at cost. Other intangible assets are stated at cost and are amortized on a straight-line basis over five years. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

We complete a fair value-based impairment test on our goodwill and intangible assets not subject to amortization at the close of each fiscal year, in addition to other times if events indicate there is a likely decline in value. The carrying amount of goodwill at September 30, 2005 and 2004 was $1,444,652.

The components of intangible assets subject to amortization are as follows:

		September 30, 2005
	Weighted average life (years)	Gross carrying amount	Accumulated amortization

Methodologies	5	$754,561	$340,755
Volunteer database	5	561,993	248,382
Customer relationships	5	359,000	197,450

		$1,675,554	$786,587

		September 30, 2004
	Weighted average life (years)	Gross carrying amount	Accumulated amortization
Methodologies	5	$754,561	$189,835
Volunteer database	5	561,993	135,978
Customer relationships	5	359,000	125,658

		$1,675,554	$451,471

The Company has indefinite-lived intangible assets of $1,266,711 assigned to the acquired regulated facilities/Food and Drug Administration (FDA) compliant research sites as of both September 30, 2005 and 2004.

Amortization expense for intangible assets for fiscal years ended September 30, 2005, 2004 and 2003 was $335,116, $335,116 and $116,253 respectively. The following table provides information regarding estimated amortization expense for each of the following years ended September 30:

2006	335,116
2007	335,116
2008	218,735

$888,967

(j)                 Advertising Expense

We expense advertising costs as incurred. Advertising expense was $111,800, $270,780, and $237,337 for the years ended September 30, 2005, 2004, and 2003, respectively.

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

Below is pro forma information of the potential effect on net income/(loss) and earnings/(loss) per share had we expensed stock options using the fair value method. We estimated the fair value for options we granted using a binomial option pricing model with the following weighted average assumptions:

	2005	2004	2003

Risk-free interest rate	3.00%	3.50%	5.50%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market price of	0.668	0.724	0.14
the Company's common stock
Expected life of the options (years)	7.0	7.0	7.0
Weighted fair value of options at grant date	$ 3.38	$ 2.92	$ 1.81

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the related vesting period. The Company’s pro forma information giving effect to the estimated compensation expense related to stock options is as follows:

	2005	2004	2003

Net income (loss) as reported	$(100,998)	$(203,354)	$87,306
Deduct: Total stock-based employee compensation
expense determined under the fair value-based
method for all awards, net of tax effects	(177,125)	(43,911)	(22,596)

Pro forma net income (loss)	$(278,123)	$(247,265)	$64,710

Pro forma net income (loss) per share	(0.06)	(0.05)	0.01

(l)                 Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m)                 New Accounting Pronouncements

In November 2004 the FASB issued Statement of Financial Accounting Standards (“SFAS”) Number 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. Our current costing methodology substantially conforms with the new standard; therefore, we do not expect a material change in our costing methods from adoption of this statement.

In December 2004 SFAS 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock-based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The only instruments we use that are governed by this statement are stock options for Directors and employees. The impact on reported results of adoption of this statement, which we will be required to utilize for periods beginning October 1, 2005 is presented in (k) above. The impact on operations in future periods will be determined by amortizing the remaining value of our currently outstanding options, plus the value imputed to future option grants using the above described methods. There is no impact on cash flow.

Other recent pronouncements are not relevant to our business.

(n)                 Use of Estimates

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

The following table reconciles the basic earnings per share computation to the diluted earnings per share computation from operations as of September 30:

	2005	2004	2003

Shares:
Basic shares	4,870,370	4,860,095	4,654,595
Effect of dilutive securities:
Options	—	—	18,853
Convertible subordinated debt	—	—	—

Diluted shares	4,870,370	4,860,095	4,673,448

Basic and diluted net income (loss)	$(100,998)	$(203,354)	$87,306
Basic EPS	$(0.02)	$(0.04)	$0.02
Diluted EPS	$(0.02)	$(0.04)	$0.02

At September 30, 2005 we had 250,000 shares issuable upon the conversion of our subordinated debt and 480,253 issuable upon exercise of stock options that are not included in our outstanding share calculation as they are antidilutive.

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

The intangible assets arising from this transaction include $180,000 assigned to methodologies, $359,000 assigned to customer relationships and $712,000 assigned to the regulated facility/FDA compliant research site. We estimated the economic useful lives of the acquired methodologies and customer relationships to be 5 years, using straight-line amortization, and determined that the acquired regulated facility/FDA compliant laboratory site is an indefinite-lived intangible asset not subject to amortization. Based on current laws, the recorded goodwill is not deductible for tax purposes.

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

We have included the results of LCR’s and PKLB’s operations in the consolidated financial statements since the acquisition dates of December 13, 2002, and May 26, 2003, respectively.

(4)                 Sale of Building

In connection with the purchase of PKLB, we acquired land and a building valued at approximately $6.2 million, which approximated fair value. On January 5, 2005 we sold the building for a $6.5 million cash selling price, with a three year leaseback of approximately 85% of the space in the building for $800,000 annually, plus operating expenses, which approximates market rental. We have accounted for the transaction as a sale/leaseback transaction. We recorded a deferred gain on the building of $218,000 which is being amortized over the life of the lease which expires December 31, 2007. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital.

(5)                 Inventories

Inventories at September 30 consisted of the following:

	2005	2004

Raw materials	$1,425,610	$1,391,688
Work in progress	375,219	196,100
Finished goods	423,910	129,048

	2,224,739	1,716,836
Less LIFO reserve	(183,404)	(147,309)

	$2,041,335	$1,569,527

(6)                 Lease Arrangements

We acquired equipment totaling $1,112,000 through capital lease arrangements during the year ended September 30, 2005. Future minimum lease payments on capital leases at September 30, 2005 are as follows:

	Principal	Interest	Total

2006	$278,398	$69,358	$347,756
2007	212,879	50,678	263,557
2008	228,559	34,998	263,557
2009	245,394	18,163	263,557
2010	120,524	2,461	122,985

	$1,085,754	$175,658	$1,261,412

The total amount of equipment capitalized under capital lease obligations as of September 30, 2005 and 2004 was $1,112,000 and $1,917,625, respectively. Accumulated amortization on capital leases at September 30, 2005 and 2004 was $54,000 and $1,413,842, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2007. Certain of these leases contain renewal options. Total rental expense under these leases was $913,514, $488,294, and $591,580 in fiscal 2005, 2004, and 2003, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2005 are as follows:

2006	$2,109,301
2007	1,846,019
2008	630,708
2009	10,350

$4,596,378

(7)                 Debt Arrangements

Long-term debt consisted of the following at September 30:

2005	2004

Mortgage note payable to a bank, payable in monthly principal and interest installments of $36,500 until June 1, 2007 when they adjust under the terms of the note. Interest is fixed at 5.69% to June 1, 2007, when it adjusts based on market rates
$ 4,791,016	$ 4,934,731

Mortgage note payable to a bank, payable in monthly principal and interest installments of $18,241 until May 17, 2007 when they adjust under the terms of the note. Interest is fixed at 5.69% to June 1, 2007, when it adjusts based on market rates	1,963,224	2,058,696

Note payable to former director of PKLB and current director of the Company refinanced in December 2003 (note 12). Payment of interest only at 8% per annum until maturity in June 2005. Payable in a combination of common shares and cash at payee election	—	100,000

6% convertible subordinated notes payable due January 1, 2008. Interest payable in arrears on the 15th of January and July after June 1, 2005 (4.67% effective rate)	3,999,840	3,999,840

10% subordinated notes payable due October 1, 2007. Holders can require the Company to repay 20% of the original outstanding balance each October 1. Interest payable upon demand each October 1 through maturity	1,188,671	1,548,270

Mortgage note payable to a bank, payable in monthly principal and interest installments of $15,755 until June 1, 2007, when they adjust under the terms of the note. Interest is fixed at 5.69% to June 1, 2007, when it adjusts based on market rates (a)	2,165,235	2,222,257
14,107,986	14,863,794
Less current portion	700,352	782,748
$ 13,407,634	$ 14,081,046

(a) Was a construction loan at September 30, 2003, with no principal payments, which converted under its term into a mortgage in June, 2004.

The following table summarizes our principal payment obligations for the years ending September 30:

2006	$700,352
2007	722,224
2008	4,851,793
2009	406,412
2010	430,488
Thereafter	6,996,717

$14,107,986

Cash interest payments of $1,112,000, $522,838, and $599,317 were made in 2005, 2004, and 2003, respectively. Cash interest payments for 2004 included interest of $33,834 which was capitalized.

(a)                 Revolving Credit Facility

We have a revolving line of credit with our commercial bank which we use for working capital and other purposes. Borrowings under the agreement are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman and CEO. Under the terms of the agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreement. The credit agreement contains cross-default provisions with our mortgages or other borrowings.

Our revolving line of credit limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $6,000,000. As of September 30, 2005, the outstanding balance on this line of credit was $920,000. We also have an outstanding letter of credit to secure our lease in Baltimore, Maryland for $2.8 million (reducing to $2 million in January, 2006), which is counted against our allowable borrowings. Under the computation of the borrowing base, we had $2,280,000 of available additional borrowing capacity at September 30, 2005. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus zero to 25 basis points or at the Eurodollar rate plus 250 to 300 basis points, as elected by the Company, depending upon certain financial ratios. As of September 30, 2005, interest was 6.75% based on prime of 6.75%. The Company pays a fee equal to 25 basis points on the unused portion of the line of credit.

The loan agreement contain covenants which require maintenance of certain financial ratios, restrict the amount of unfunded capital additions, and place restrictions on the payment of principal and interest on subordinated debt, among other things. Our mortgages also contain similar covenants. We were in compliance with our loan covenants at September 30, 2005.

(b)                 Subordinated Debt

In connection with the acquisition of LCR (note 3), we issued 10% subordinated notes of $1,800,000. The remaining outstanding principal on these notes was $1,188,671 at September 30, 2005. We made principal payments of $360,000, which was included in current portion of long-term debt at September 30, 2005 and interest payments of $197,435 on October 1, 2005. These notes are subordinated to the Company’s senior debt.

In connection with the acquisition of PKLB (note 3), we issued $3,999,840 of 6% convertible notes payable, including $500,000 payable to a current director of the Company, due January 1, 2008. These notes were non-interest bearing until June 1, 2005. We are accruing interest expense over the term of these notes using the effective interest rate method. After June 1, 2005 the holders of these notes may convert all or part of the outstanding notes and accrued interest into our common stock at a conversion rate of $16 per common share. These notes are convertible into 249,990 shares of the Company’s common stock. The Company, at its option, may prepay all or any portion of the outstanding notes plus accrued interest, with prior written notice to the holders. As of September 30, 2005, we have not made any prepayment elections. These notes are subordinated to the Company’s senior debt.

(8)                 Income Taxes

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2005	2004

Deferred tax liabilities:
Tax over book depreciation	$1,124,871	$1,746,783
Lower tax basis on assets of acquired company	525,986	615,572

Total deferred liabilities	1,650,857	2,362,355

Deferred tax assets:
Inventory pricing	85,374	82,339
Accrued vacation	229,881	229,898
Accrued expenses and other - net	65,510	156,796
Foreign net operating loss	501,447	253,836

Total deferred tax assets	882,212	722,869

Valuation allowance for deferred tax assets	(501,447)	(253,836)

Net deferred tax assets	380,765	469,033

Net deferred tax liabilities	$1,270,092	$1,893,322

Significant components of the provision (benefit) for income taxes are as follows:

	2005	2004	2003

Current:
Federal	$802,058	$(394,167)	$163,820
State	213,562	(28,747)	117,400
Foreign	—	6,679	(3,820)

Total Current	$1,015,620	$(416,235)	$277,400

Deferred:
Federal	$(489,489)	$(46,129)	$163,288
State	(133,741)	59,056	42,583

Total deferred	(623,230)	12,927	205,871

	$392,390	$(403,308)	$483,271

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2005	2004		2003
Statutory federal income tax rate	34.0%	(34	.0)%	34.0%
Increases (decreases):
Amortization of intangibles and other nondeductible expenses	6.8	3.9		3.3
Tax benefit of foreign sales	(14.6)	(2.8)		(4.5)
State income taxes, net of federal tax benefit	18.1	3.3		17.7
Nontaxable foreign (gains) losses	90.2	(29.6)		24.8
Other	0.0	(7.3)		9.4

	134.5%	(66	.5)%	84.7%

In fiscal 2005, 2004, and 2003, our foreign operations generated income (loss) before income taxes of $(773,784), $528,556, and $(415,977), respectively.

Payments made in 2005, 2004, and 2003 for income taxes amounted to $407,073, $113,000, and $351,589, respectively.

The Company has foreign net operating loss carryforwards of $1,567,022 that have an indefinite life under current UK tax law.

(9)                 Stock Option Plans

The Company established an Employee Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to our employees. Options granted become exercisable in four equal annual installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal annual installments beginning two years after the date of grant. The plan terminates in fiscal 2008.

Options in both plans expire the earlier of ten years from grant date or termination of employment.

A summary of our stock option activity and related information for the years ended September 30 is as follows:

	2005		2004		2003
	Options	Weighted average exercise price	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of year	342,500	$4.66	106,527	$4.70	113,114	$4.59
Exercised	(1,625)	4.25	—	—	(24,087)	1.61
Granted	173,378	5.39	254,000	4.53	27,000	2.80
Terminated	(34,000)	4.63	(18,027)	2.49	(9,500)	5.83

Outstanding - end of year	480,253	$4.95	342,500	$4.66	106,527	$4.70

In 2004, the Company granted 5,000 shares under the Outside Director Stock Option Plan at an exercise price of $4.57 per share. These options become exercisable in two equal installments at six months and one year from the grant date. At September 30, 2005, there are 245,000 shares available for grants under the two plans.

The following applies to options outstanding at September 30, 2005:

Range of exercise prices	Number outstanding at September 30, 2005	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2005	Weighted average exercise price
$2.80 - 4.58	255,875	7.48	4.25	151,995	4.12
$4.96 - 5.74	195,378	9.40	5.34	10,000	5.00
$7.18 - 8.00	29,000	3.11	7.86	29,000	7.86

(10)                 Retirement Plan

The Company has an Internal Revenue Code Section 401(k) Retirement Plan (the Plan) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant’s total wages to the Plan and matches 44% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. The Company made no discretionary contributions under the plan in 2005, 2004, and 2003. Contribution expense was $554,624, $432,283, and $402,148 in fiscal 2005, 2004, and 2003, respectively.

(11)                 Segment Information

We operate in two principal segments – research services and research products. Our services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our analytical products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers, and medical research institutions. We evaluate performance and allocate resources based on these segments. Certain of our assets are not directly attributable to the service or product segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. We do not allocate such items to the principal segments because they are not used to evaluate their financial position. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

(a)                 Operating Segments

	Year ended September 30
	2005	2004	2003
		(In thousands)

Revenue:
Service	$32,951	$24,928	$19,987
Product	9,444	12,224	9,852

Total	$42,395	$37,152	$29,839

Operating income:
Service	$148	$(4,850)	$(205)
Product	1,112	5,104	1,005

Total operating income	1,260	254	800

Corporate expenses	(969)	(861)	(229)

Income before income taxes	$291	$(607)	$571

	Year ended September 30
	2005	2004	2003
		(In thousands)

Identifiable assets:
Service	$31,739	$31,071	$36,387
Product	10,211	9,940	6,267
Corporate	5,888	5,784	2,331

Total	$47,838	$46,795	$44,985

Goodwill, net:
Service	$1,071	$1,071	$610
Product	374	374	374

Total	$1,445	$1,445	$984

Intangible assets, net:
Service	$2,156	$2,491	$2,778
Product	--	--	--

Total	$2,156	$2,491	$2,778

Depreciation and amortization:
Service	$3,125	$3,175	$2,416
Product	316	266	266

Total	$3,441	$3,441	$2,682

Capital expenditures:
Service	$2,596	$3,534	$5,291
Product	818	34	38

Total	$3,414	$3,568	$5,329

(b)                 Geographic Information

	Year ended September 30
	2005	2004	2003
		(In thousands)
Sales to external customers:
North America	$34,046	$29,664	$23,887
Pacific Rim	1,052	924	988
Europe	4,899	4,871	3,073
Other	2,398	1,693	1,891

Total	$42,395	$37,152	$29,839

Long-lived assets:
North America	$29,499	$34,888	$33,630
Europe	1,204	1,550	2,031

Total	$30,703	$36,438	$35,661

(c)                 Major Customers

In 2005, 2004 and 2003, Pfizer (and its predecessor companies) accounted for approximately 10.1%, 12.5%, and 16.0%, respectively, of the Company’s total revenues and 6.0% and 11.0% of total trade accounts receivable at September 30, 2005 and 2004, respectively.

(12)                 Related Party Transactions

As of September 30, 2005, we have a 6% subordinated convertible note payable for $500,000 to one of our directors (a former director of PKLB). During fiscal 2004, we repaid $350,000 of debt to this director through a series of transactions which resulted in our paying $200,000 of principal in cash (plus accrued interest to the date of repayment) and exchanging 38,042 shares of common stock for $150,000 face amount of debt.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Based on their most recent evaluation, which was completed as of September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of September 30, 2005 to ensure that information required to be disclosed by the Company in this Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In the second and third quarters of fiscal 2005, the Company implemented a new ERP system at its five locations. Previously, the Company operated on accounting systems that were different at its various locations, and which were decentralized and obsolete. As a result, financial transactions in the current year were recorded in both the old and new systems. The Company decided, in order to expedite transition to the new system, not to load transactional data from the old systems into the new system, which resulted in additional work to organize and audit the Company’s financial statements. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current accounting systems have prevented the Company from completing and having audited the accounting information necessary to complete this Form 10-K on a timely basis. As the Company completes steps to standardize and capture all of fiscal 2006 data in one system, the Chief Executive Officer and Chief Financial Officer believe that the new accounting systems will allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

Except as noted above, there were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2005.

Item 9B.        Other Information.

None.

PART III

Item 10.        Directors and Executive Officers of the Registrant.

The following information concerns the persons who served as the directors of the Company as of September 30, 2005. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position

Peter T. Kissinger, Ph.D	61	Chairman of the Board; President; Chief Executive Officer
Candice B. Kissinger	54	Senior Vice President, Marketing; Secretary and Director
William E. Baitinger	72	Director
David W. Crabb	52	Director
Leslie B. Daniels	58	Director
Gayl W. Doster	67	Director

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

David W. Crabb, M.D. has served as a director of the Company since February, 2004. He has been Chairman of the Indiana University Department of Medicine since 2001. Previously he had served as Chief Resident of Internal Medicine and on the Medicine and Biochemistry faculty of Indiana University. He was appointed Vice Chairman for Research for the department and later Assistant Dean for Research. Dr. Crabb serves on several editorial boards and on the Board of Indiana Alcohol Research Center. He was a recipient of a NIH Merit award and numerous other research and teaching awards.

Leslie B. Daniels has served as a director of the Company since June 2003. Mr. Daniels is a founding partner of CAI, a private equity fund in New York City. He previously was President of Burdge, Daniels & Co., Inc., a principal in venture capital and buyout investments as well as trading of private placement securities, and before that, a Senior Vice President of Blyth, Eastman, Dillon & Co. where he had responsibility for the corporate fixed income sales and trading departments. Mr. Daniels is a former Director of Aster-Cephac SA, IVAX Corporation, MIM Corporation, Mylan Laboratories, Inc., NBS Technologies Inc. and MIST Inc. He was also Chairman of Zenith Laboratories, Inc. and currently serves as a Director of SafeGuard Health Enterprises, Inc.

Gayl W. Doster has served as a Director and member of the Audit Committee of the Company since August, 2004. He is a CPA and was the President and Chief Operating Officer of Sigma Micro Corporation, a computer software company, from January 1997 until his retirement in December 2003. Previously, he served as Professor of Community Pharmacy Management, College of Pharmacy, University of Rhode Island from October 1995 to January 1997. Mr. Doster received a BS in Accounting from the Indiana University Kelley School of Business and earned his CPA in 1965 while working for Ernst & Young.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. Gayl, W. Doster, William E. Baitinger and Leslie B. Daniels are the members of the Audit Committee. The Board of Directors has determined that Mr. Doster is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers and Directors.

The information contained under he caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11.        Executive Compensation.

The information included under the captions “Election of Directors – Compensation of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference in response to this item.

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

Included in Item 8 of Part II of this report as follows:

Report of Independent Auditors.

Consolidated Balance Sheets as of September 30, 2005 and 2004.

Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

(b)	Exhibits. See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2006 Date: January 12, 2006	BIOANALYTICAL SYSTEMS, INC.
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

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	President, Chairman and Chief Executive Officer and Director (Principal Executive Officer)	January 12, 2006

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 12, 2006

/s/ William E. Baitinger William E. Baitinger	Director	January 12, 2006

David W. Crabb	Director	January __, 2006

/s/ Gayl W. Doster Gayl W. Doster	Director	January 12, 2006

/s/ Candice B. Kissinger Candice B. Kissinger	Director	January 12, 2006

Leslie B. Daniels	Director	January __, 2006

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 18, 2005).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8-K filed November 21, 2003).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2004).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

10.3
Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan, as amended January 24, 2004 (incorporated by reference to Appendix A to definitive Proxy Statement filed January 28, 2004 SEC File No. 000-23357).

10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

Number Assigned In Regulation S-K Item 601	Description of Exhibits

10.5	1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan, as amended January 24, 2004 (incorporated by reference to Appendix B to definitive Proxy Statement SEC File No. 000-23357).

10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).

10.7
Master Equipment Lease Agreement by and between Bioanalytical Systems, Inc. and Keycorp Leasing, dated December 5, 1997 (incorporated by reference to Exhibit 10.9 of Form 10-K for the fiscal year ended September 30, 2003).

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

10.10
Trademark Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.12 of Form 10-K for the fiscal year ended September 30, 2003).

10.11
Patent Security Agreement by and between Bioanalytical Systems and The Provident Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.13 of Form 10-K for the fiscal year ended September 30, 2003).

10.12	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 of Form 8-K filed January 10, 2005).

10.13
Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended September 30, 2003).

Number Assigned In Regulation S-K Item 601	Description of Exhibits

10.14
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.16 of Form 10-K for the fiscal year ended September 30, 2003).

10.15
Real Estate Mortgage and Security Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.17 of Form 10-K for the fiscal year ended September 30, 2003).

10.16
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 2003).

10.17
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2003 (incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended September 30, 2003).

10.18
Employment Agreement by and between Bioanalytical Systems, Inc. and Michael R. Cox dated April 1, 2004 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2004).

10.19	Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC, closed January 5, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 10, 2005).

10.20	First Amendment to the Purchase and Sale Agreement dated September 7, 2004 (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended September 30, 2004).

10.21	Second Amendment to the Purchase and Sale Agreement dated on or about November 11, 2004 (incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended September 30, 2004).

10.22
Office Lease by and between BASi Maryland, Inc. and 300 W. Fayette Street, LLC, dated on or about January 5, 2004 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2004).

Number Assigned In Regulation S-K Item 601	Description of Exhibits

10.23	Employment Agreement by and between Bioanalytical Systems, Inc. and Edward M. Chait dated August 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 5, 2005).

10.24	Form of Grant of non-qualified stock options dated August 1, 2005 to Edward M. Chait.

10.25	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

(13)	13.1
2005 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed "filed" as part of this Form 10-K.

(21)	21.1	Subsidiaries of the Registrant.

(23)	23.1	Consent of Independent Public Accountants KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.

(31)	31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

(32)	32.1	Section 1350 Certifications.

(99)	99	Risk Factors (incorporated by reference to Exhibit 99 to Form 10-K for the fiscal year ended September 30, 2004).