Form 10-Q
period 2005-12-31
BIOANALYTICAL SYSTEMS INC
filed 2006-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

(Check one)

Large Accelerated Filer  ☐      Accelerated Filer  ☐      Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

As of February 10, 2006, 4,871,127 Common Shares of the registrant were outstanding.

Part I.    Financial Statements

Item 1.    Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	December 31, 2005	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$680	$1,254
Accounts receivable
Trade	11,483	10,352
Unbilled revenues and other	2,162	2,677
Inventories	2,260	2,041
Deferred income taxes	826	381
Refundable income taxes	191	—
Prepaid expenses	458	430
Total current assets	18,060	17,135

Property and equipment, net	26,372	26,565
Goodwill	1,445	1,445
Intangible assets, net	2,072	2,156
Debt issue costs	257	280
Other assets	2561	257

Total assets	$48,462	$47,838
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,550	$1,681
Accrued expenses	2,461	2,791
Customer advances	7,347	5,974
Income tax payable	—	31
Revolving line of credit	1,371	920
Current portion of capital lease obligation	211	278
Current portion of long-term debt	704	700
Total current liabilities	13,644	12,375

Capital lease obligation, less current portion	1,300	807
Long-term debt, less current portion	8,466	8,579
Subordinated debt, long-term	4,477	4,829
Deferred income taxes	1,651	1,651

Shareholders equity:
Preferred Shares:
Authorized shares – 1,000,000
Issued and outstanding shares - none	—	—
Common Shares:
Authorized shares – 19,000,000
Issued and outstanding shares – 4,871 at December 31, 2005
and at September 30, 2005	1,177	1,177

Additional paid-in capital	11,312	11,268
Retained earnings	6,478	7,194
Accumulated other comprehensive loss	(43)	(42)

Total shareholders’ equity	18,924	19,597

Total liabilities and shareholders’ equity	$48,462	$47,838

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Service revenue	$7,539	$7,290
Product revenue	2,305	2,404

Total revenue	9,844	9,694

Cost of service revenue	5,864	5,215
Cost of product revenue	834	852

Total cost of revenue	6,698	6,067

Gross profit	3,146	3,627

Operating expenses:
Selling	733	576
Research and development	439	219
General and administrative	2,887	1,927

Total operating expenses	4,059	2,722

Operating income (loss)	(913)	905

Interest income	2	3
Interest expense	(258)	(275)
Other income	—	6

Income (loss) before income taxes	1,169	639
Income tax expense (benefit)	(453)	235

Net income (loss)	$(716)	$404

Net income (loss) per share
Basic	$(0.15)	$0.08
Diluted	$(0.15)	$0.08

Weighted average common shares outstanding
Basic	4,871	4,870
Diluted	4,871	4,932

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2005	2004

Operating activities
Net income (loss)	$(716)	$404
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	950	758
Deferred and refundable income taxes	(667)	235
Employee stock option expense	44	—
Changes in operating assets and liabilities:
Accounts receivable	(616)	(1,911)
Inventories	(219)	(150)
Prepaid expenses and other assets	(27)	(438)
Accounts payable	(131)	(915)
Accrued expenses	(330)	237
Customer advances	1,373	1,186
Net cash used by operating activities	(339)	(594)

Investing activities
Capital expenditures	(146)	(532)
Net cash used by investing activities	(146)	(532)

Financing activities
Borrowings on line of credit	4,663	3,052
Payments on line of credit	(4,212)	(1,096)
Payments on capital lease obligations	(78)	(17)
Payments of long-term debt	(461)	(439)
Net cash provided (used) by financing activities	(88)	1,500

Effects of exchange rate changes	(1)	247

Net increase (decrease) in cash and cash equivalents	(574)	621
Cash and cash equivalents at beginning of period	1,254	773
Cash and cash equivalents at end of period	$680	$1,394

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

(Unaudited)

1.	Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi”) engage in laboratory services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2005 and 2004 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2005. The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the results to be expected for the year ending September 30, 2006.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.	Stock Based Compensation

At December 31, 2005, we had stock-based employee and outside director compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2005. All options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we began expensing the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard 123 (Revised). Utilizing Modified Prospective Application, we expensed that portion of the estimated fair value of awards at grant date related to the outstanding options that vested during the period. The assumptions used are detailed in Note 1(k) to our financial statements in our Annual Report on Form 10K for the year ended September 30, 2005. This resulted in compensation expense of $67 and a related deferred tax benefit of $23 in the quarter ended December 31, 2005. The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the quarter ended December 31, 2004:

Net income (loss) as reported	$404
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(43)
Pro forma net income (loss)	$361
Earnings (loss) per share:
Basic and diluted – as reported	$0.08
Basic and diluted – pro forma	$0.07

No options were granted or exercised in the quarter ended December 31, 2005.

3.	Earnings (loss) per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon conversion of convertible subordinated debt have not been included as they were not dilutive. No shares issuable upon exercise of options or conversion of debt are included in the computation of loss per share as they are anti-dilutive.

3.      Earnings per Share (continued)

The following table reconciles our computation of basic earnings per share to diluted earnings per share:

	Three Months Ended December 31,
	2005	2004
Shares:
Basic shares	4,871	4,870
Effect of dilutive securities
Options	—	62
Convertible subordinated debt	—	—
Diluted shares	4,871	4,932

Basic and diluted net income (loss)	$(716)	$404

Basic earnings (loss) per share	$(0.15)	$0.08
Diluted earnings (loss) per share	$(0.15)	$0.08

4.	Inventories

Inventories consisted of the following:

	December 31, 2005	September 30, 2005

Raw materials	$1,547	$1,426
Work in progress	468	375
Finished goods	428	424
	2,443	2,225
Less LIFO reserve	(184)	(184)
	$2,260	$2,041

5.      We have certain financial ratio covenants in our loan agreements with our banks. As a result of the loss for the quarter ended December 31, 2005, we were not in compliance with our fixed charge coverage ratio on our revolving credit facility. We have obtained a waiver from our bank of this event of non-compliance.

6.      Segment Information

We operate in two principal segments - research Services and research Products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 1 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2005.

The following table presents operating results by segment:

	Three Months Ended December 31,
	2005	2004
Operating income (loss):
Services	$(854)	$611
Products	(59)	294

Total operating income (loss)	(913)	905
Corporate expenses	(256)	(266)

Income (loss) before income taxes	$(1,169)	$639

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Exhibit 99.1 to BASi’s annual report on Form 10-K for the year ended September 30, 2005. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

All dollar amounts presented in this discussion and analysis are presented in thousands, except per share data.

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

In our Annual Report on Form 10-K for the year ended September 30, 2005, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as some of the potential risks. Those comments are still applicable, and are found under “General” in Part I, Item 2 of that report.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2005	2004
Service revenue	76.6%	75.2%
Product revenue	23.4	24.8
Total revenue	100.0	100.0

Cost of service revenue (a)	77.8	71.5
Cost of product revenue (a)	36.3	35.4
Total cost of revenue	68.1	62.6

Gross profit	31.9	37.4

Total operating expenses	41.2	28.1

Operating income (loss)	(9.3)	9.3

Other (expense)	(2.6)	(2.7)

Income (loss) before income taxes	(11.9)	6.6

Income tax expense (benefit)	(4.6)	2.4
Net income	(7.3)%	4.2%

(a) Percentage of service and product revenues, respectively.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Service and Product Revenues

We increased our revenues in our first fiscal quarter of the current year by $150, or 2% over the comparable quarter last year. In our Service segment, revenue from our bioanalytical services declined $1.6 million, a 34% decline, offset by increases of $650 in our Baltimore clinical research unit (a 36% increase) and our Evansville, Indiana toxicology unit of $890 (an 85% increase). The largest decline was in our laboratory in West Lafayette, which had a significant project delayed until our second fiscal quarter. The improvements in our clinical and toxicology operations reflect our continued investment in improving the operations and capabilities of the sites, as well as our successful sales efforts for those services. Product segment revenues had a decline of $99, or 4%, from the comparable period last year.

Cost of Revenues

Total cost of revenue increased to 68.0% in the current quarter from 62.6% in the same period of fiscal 2004, primarily as a result of lower service revenues in the current quarter. Our cost of service revenues as a percentage of revenues increased to 77.8% in the current quarter, compared to 71.5% for the same period last year. A substantial portion of our cost of productive capacity (personnel, facilities and laboratory equipment) is relatively fixed. When our revenues decrease, these costs are spread over a smaller revenue amount, resulting in a decline of our margins as a percentage of sales. Additionally, our margins in our clinical research unit and our toxicology unit, while improving with our increased volume, are lower than what we experience in our bioanalytical laboratories when we have higher capacity utilization. Our margin deterioration for the Service segment in the current fiscal quarter is therefore the result of both our mix of services and underutilized capacity. Our cost of product revenue fluctuation is predominately a factor of sales volume. The variance in the relationship of these costs to revenues, 36.3% this quarter compared to 35.4% in the same quarter last year, is within the range of variations we experience from period to period as a result of changes in product mix.

Operating Expenses

Our selling expenses increased by $157 in our first fiscal quarter compared to the same quarter in the prior year, which was the result of an increasing number of people devoted full time to sales, as well as adding a senior executive to direct our sales and marketing efforts. We are investing in our sales capabilities in order to expand our reach in the markets we serve. Research and development expenses increased by $220 in the first fiscal quarter over the comparable period last year as a result of a higher level of activities in the first fiscal quarter compared to last year. We do not currently anticipate a significant change in the overall level of our research and development expenditures from those of our last full fiscal year. General and administrative expenses for the three months ended December 31, 2005 increased 50% to $2,887, from $1,927 for the three months ended December 31, 2004. Our Baltimore clinical research unit accounted for 56% of this increase as a result of increased occupancy costs as a result of the sales/leaseback of the building we occupy, and additional personnel and other costs that our higher business volume in that operation requires. Our Evansville toxicology unit increased these expenses by 14% as a result of increased business volume. General and administrative expenses in our West Lafayette location increased by $184. The largest single component of this increase was $67 of expenses for employee stock options which we began expensing in the current fiscal year.

Other (Expense)

Our interest expense decreased 6% to $258 in the current fiscal quarter from $275 in the comparable quarter of the prior year. The decrease is attributable to lower levels of borrowing in the current year. Although our revolving credit facility has a floating interest rate, which has increased since last year, our long-term debt and capital leases were at the same interest rates in the comparable periods.

Income Taxes

We computed our tax benefit using an overall effective tax rate on domestic losses of 40%, which is our estimate of our combined federal and local tax rates for the current year.

Net Income

As a result of the above factors, we had a net loss of $716 ($.15 per share, both basic and diluted) in the quarter ended December 31, 2005, compared to net income of $404 ($.08 per share, both basic and diluted) in the same period last year. The computation of average outstanding shares in the current period did not include options which are anti-dilutive in the current year, whereas options were included in the computation of diluted earnings in the similar period last year. The effect of conversion of our outstanding convertible subordinated debentures was anti-dilutive in both years.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2005, we had cash and cash equivalents of $680 compared to cash and cash equivalents of $1,254 at September 20, 2005. Approximately 70% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which, in the current interest rate environment, can exceed interest.

Our net cash used by operating activities was $339 for the three months ended December 31, 2005. Although our earned revenues were down in the quarter, we had a significant amount of new bookings on which we bill up to 30% of the contracts upon signing. Our customer advances increased from $5,974 at September 30, 2005 to $7,347 at December 31, 2005. This balance represents work that will be performed, and revenues that will be recognized, in future periods.

Net cash used by investing activities decreased to $146 for the three months ended December 31, 2005 from $532 for the three months ended December 31, 2004. We did, however, add $504 of equipment in the current quarter that we financed with capital leases. We paid down $461 of long-term debt.

Capital Resources

We have a $6,000 revolving credit agreement with a commercial bank which extends until December 31, 2007. We may utilize up to that amount based upon our qualifying inventory and accounts receivable.

We have an outstanding letter of credit securing our lease on our Baltimore facility for $2,000. This letter of credit reduces under its terms to $1,000 in January, 2007, and expires in January, 2008. This letter of credit reduces our amounts available under our revolving credit facility by the balance outstanding.

We expect our total capital expenditures in the current fiscal year to be in the range of $2,000 to $2,500. We expect to complete leases with our bank’s leasing affiliate to finance $1,500 of this with capital leases with 3 and 5 year terms.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory.

At December 31, 2005, we had $680 in cash, and $2,629 of available borrowings under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, at our election, depending upon the ratio of our interest bearing indebtedness (less subordinated debt) to EBITDA. We pay a fee equal to 25 basis points on the unused portion of the line of credit. We have certain financial ratio covenants in our loan agreement. As a result of the loss for the quarter ended December 31, 2005, we were not in compliance with our fixed charge coverage ratio. We have obtained a waiver from our bank of this event of non-compliance, and expect to be in compliance in future periods.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt, lease obligations and other commitments at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2006	2007	2008	2009	2010	After 2010	Total
Capital expenditures	$500	—	—	—	—	—	$500
Mortgage notes payable	346	$362	$384	$406	$430	$6,881	8,809
Subordinated debt	360	360	4,117	—	—	—	4,837
Capital lease obligations	333	314	329	346	182	6	1,510
Operating leases	2,109	1,846	631	—	—	—	4,586

	$3,648	$2,882	$5,461	$752	$612	$6,887	$20,242

For further details on our indebtedness, see Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2005.

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

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2005 and 2004. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that, because of the situation described below, the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In the second and third quarters of fiscal 2005, the Company implemented a new ERP system at its five locations. Previously, the Company operated on accounting systems that were different at its various locations, and which were decentralized and obsolete. As a result, financial transactions in the prior fiscal year were recorded in both the old and new systems. The Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current accounting systems have prevented the Company from completing and having audited on a timely basis the accounting information necessary to complete its Form 10-K for the fiscal year ended September 30, 2005. As the Company completes steps to standardize and capture all of fiscal 2006 data in one system, the Chief Executive Officer and Chief Financial Officer believe that the new accounting systems will allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of December 31, 2005.

ITEM 1A.	Risk Factors

Although the Company was not required to disclose risk factors in response to Item 1A to Part I in its Form 10-K for the fiscal year ended September 30, 2005 (the "2005 Form 10-K"), the Company did file as Exhibit 99.1 to the 2005 Form 10-K a list of risks that may impact the Company. There have been no material changes to the risks set forth on Exhibit 99.1 to the Form 10-K.

ITEM 6.	EXHIBITS

Exhibits

Number assigned

in Regulation S-K
Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
	3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
(10)	10.1	Second Amendment to the Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC (incorporated by reference to Exhibit 10.21 of Form 10-K filed January 13, 2005)
(31)	31.1	Certification of Peter T. Kissinger †
	31.2	Certification of Michael R. Cox †
(32)	32.1	Section 1350 Certifications †
(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2005).

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