Form 10-Q
period 2006-03-31
BIOANALYTICAL SYSTEMS INC
filed 2006-05-15
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ________________________

Commission File Number 0-23357

BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA
(State or other jurisdiction of incorporation or organization)

2701 KENT AVENUE
WEST LAFAYETTE, IN
(Address of principal executive offices)

(765) 463-4527
(Registrant's telephone number, including area code)	35-1345024 (I.R.S. Employer Identification No.) 47906 (Zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer          Accelerated Filer          Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

YES         NO

As of April 30, 2006, 4,892,127 common shares of the registrant were outstanding.

PAGE
NUMBER

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2006 and
	September 30, 2005	3

	Condensed Consolidated Statements of Operations for the Three
	Months and Six Months Ended March 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended March 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 4	Submission of Matters to Vote of Security Holders	17

Item 6	Exhibits	17

SIGNATURES		18

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2006	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$1,038	$1,254
Accounts receivable
Trade	8,401	10,352
Unbilled revenues and other	2,009	2,677
Inventories	2,207	2,041
Deferred income taxes	481	381
Refundable income taxes	276	—
Prepaid expenses	583	430

Total current assets	14,995	17,135

Property and equipment, net	27,009	26,565
Goodwill	2,238	1,445
Intangible assets, net	1,050	2,156
Debt issue costs	265	280
Other assets	268	257

Total assets	$45,825	$47,838

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,239	$1,681
Accrued expenses	2,277	2,791
Income Tax Payable	—	31
Customer advances	4,478	5,974
Revolving line of credit	1,569	920
Current portion of capital lease obligation	187	278
Current portion of long-term debt	710	700

Total current liabilities	10,460	12,375

Capital lease obligation, less current portion	1,250	807
Long-term debt, less current portion	8,370	8,579
Subordinated debt, long-term	4,477	4,829
Deferred income taxes	1,651	1,651

Shareholders' equity:
Preferred shares: Authorized shares - 1,000,
Issued and outstanding shares - none	—	—
Common shares: Authorized shares - 19,000,
Issued and outstanding shares - 4,892 at March 31, 2006
and 4,871 at September 30, 2005	1,182	1,177
Additional paid-in capital	11,496	11,268
Retained earnings	7,016	7,194
Accumulated other comprehensive loss	(77)	(42)

Total shareholders' equity	19,617	19,597

Total liabilities and shareholders' equity	$45,825	$47,838

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Service revenue	$10,053	$7,543	$17,592	$14,832
Product revenue	2,364	1,596	4,669	4,001

Total revenue	12,417	9,139	22,261	18,833

Cost of service revenue	6,758	6,056	12,622	11,271
Cost of product revenue	725	657	1,560	1,509

Total cost of revenue	7,483	6,713	14,182	12,780

Gross profit	4,934	2,426	8,079	6,053

Operating expenses:
Selling	680	626	1,413	1,202
Research and development	201	173	639	392
General and administrative	2,886	2,615	5,771	4,542

Total operating expenses	3,767	3,414	7,823	6,136

Operating income (loss)	1,167	(988)	256	(83)

Interest income	2	2	4	4
Interest expense	(248)	(257)	(508)	(532)
Other expense	—	(28)	—	(22)

Income (loss) before income taxes	921	(1,271)	(248)	(633)

Income taxes	383	(375)	(70)	(140)

Net income (loss)	$538	$(896)	$(178)	$(493)

Net income (loss) per share:
Basic	$0.11	$(0.18)	$(0.04)	$(0.10)
Diluted	$0.11	$(0.18)	$(0.04)	$(0.10)

Weighted common and common equivalent
shares outstanding:
Basic	4,875	4,870	4,873	4,870
Diluted	4,971	4,870	4,873	4,870

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(178)	$(493)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	1,702	1,429
Loss on sale of property and equipment	—	12
Deferred income taxes	(100)	(145)
Employee stock option expense	139	—
Changes in operating assets and liabilities:
Accounts receivable	2,619	(1,662)
Inventories	(166)	(689)
Prepaid expenses and other assets	(175)	(231)
Accounts payable	(442)	(466)
Refundable income taxes	(307)	(137)
Accrued expenses	(514)	28
Customer advances	(1,496)	1,317

Net cash provided (used) by operating activities	1,082	(1,037)

Investing activities
Capital expenditures	(1,332)	(1,029)
Proceeds from sale of property and equipment	45	5,866

Net cash provided (used) by investing activities	(1,287)	4,837

Financing activities
Borrowings on line of credit	8,805	6,968
Payments on line of credit	(8,156)	(9,794)
Payments on capital lease obligations	(168)	(53)
Proceeds from exercise of stock options	94	—
Payments of long-term debt	(551)	(621)

Net cash provided (used) by financing activities	24	(3,500)

Effects of exchange rate changes	(35)	242

Net increase (decrease) in cash and cash equivalents	(216)	542
Cash and cash equivalents at beginning of period	1,254	773

Cash and cash equivalents at end of period	$1,038	$1,315

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIESNOTES TO
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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2006 and 2005 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2006. The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the results for the year ending September 30, 2006.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.     Stock Based Compensation

        On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under our stock option plans, based on fair values. Previously, we had not recognized expenses for employee stock options.

        We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of the our fiscal year. Our Condensed Consolidated Financial Statements as of March 31, 2006, and for the three and six month periods then ended, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three months and six months ended March 31, 2006 was $71,000 and $139,000, respectively. We did not record any tax benefit related to these options.

        FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the our Condensed Consolidated Statement of Operations for the quarter and six months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. There have been no awards granted since the beginning of our fiscal year. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach. Stock-based compensation expense is based on awards ultimately expected to vest and has been reduced for estimated forfeitures.

        With the adoption of FAS 123R, we continued to use a binomial option-pricing model as our method of valuation for share-based awards. For additional information regarding assumptions used for grants made in periods prior to the current fiscal year, see Note 1(k) to our financials statements in our form 10-K for the year ended September 30, 2005.

The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the periods ended March 31, 2005:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005		2005
Net loss as reported	$(896)		$(493)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(50)		(93)

Pro forma net loss	$(946)		$(586)

Loss per share:
Basic and diluted — as reported	$(0.1	8)	$(0.1	0)
Basic and diluted — pro forma	$(0.1	9)	$(0.1	2)

A summary of our stock option activity and related information for the quarter and six months ended March 31 is as follows:

	Three Months Ended March 31, 2006		Six Months Ended March 31, 2006
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding — beginning of period	454,753	$5.02	480,253	$4.95
Exercised	(21,000)	4.50	(21,000)	4.50
Granted	—	—	—	—
Terminated	—	—	(25,500)	5.22

Outstanding — end of period	433,753	$4.96	433,753	$4.96

At March 31, 2006, there were 142,000 shares that were vested, all of which were exercisable. The weighted average exercise price for these shares was $4.90 per share; the aggregate intrinsic value of these shares was $199,000 and the weighted average remaining term was 5.7 years.

3.     Intangible Assets

In fiscal 2003, we completed the acquisitions of LC Resources, Inc. and PharmaKinetics Laboratories, Inc. In valuing the intangibles acquired, we determined that the replacement cost, in a start-up situation, of establishing these two operations as FDA compliant research sites was $1,267 and recorded intangible assets of that amount. We determined that these assets had an indeterminate life, and accordingly did not amortize the assets. At the request of the staff of the Securities and Exchange Commission, we have re-examined the make-up of these assets, and have determined that of the total recorded, $793 related to the hiring and training of the in-place workforce. Financial Accounting Standard 141 requires that such assets be included in goodwill, accordingly we have reclassified that amount to goodwill at March 31, 2006. The remaining $474 of the intangible asset relates to the replacement costs of creating and documenting the operating systems and procedures, their validation and audit. The evolving nature of procedures in a regulated environment requires that we constantly monitor and update those procedures. Accordingly, we recorded $145 of amortization expense in Cost of Service Revenue during the period ended March 31, 2006 to record amortization of this intangible asset since the dates of acquisition over a ten year period.

4.     Income (Loss) per Share

We compute basic income and loss per share using the weighted average number of common shares outstanding. We compute diluted income per share using the weighted average number of common and dilutive potential common shares outstanding. Because all potential common shares are anti-dilutive to loss per share, those shares are not included in the computation of diluted loss per share.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Shares:

Basic shares	4,875	4,870	4,873	4,870

Effect of dilutive securities

Options	96	—	—	—

Convertible Subordinated debt	—	—	—	—

Diluted shares	4,971	4,870	4,873	4,870

Basic and diluted net income (loss)	$538	$(896)	$(178)	$(493)

Basic earnings (loss) per share	$0.11	$(0.18)	$(0.04)	$(0.10)

Diluted earnings (loss) per share	$0.11	$(0.18)	$(0.04)	$(0.10)

5.     Inventories

Inventories consisted of the following:

	March 31, 2006	September 30, 2005

Raw materials	$1,428	$1,425
Work in progress	523	375
Finished goods	439	424

	2,390	2,224
Less LIFO reserve	(183)	(183)

	$2,207	$2,041

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

The following table presents operating results by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Operating income (loss):
Services	$393	$(307)	$(459)	$304
Products	774	(681)	715	(387)

Total operating income (loss)	1,167	(988)	256	(83)
Corporate expenses	(246)	(283)	(504)	(550)

Income (loss) before income taxes	$921	$(1,271)	$(248)	$(633)

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

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,			Six Months Ended March 31,
	2006	2005		2006		2005
Service revenue	81.0%	82.5%		79.0%		78.8%
Product revenue	19.0	17.5		21.0		21.2

Total revenue	100.0	100.0		100.0		100.0

Cost of service revenue (a)	67.2	80.3		71.8		76.0
Cost of product revenue (a)	30.7	41.2		33.4		37.7

Total cost of revenue	60.3	73.5		63.7		67.7

Gross profit	39.7	26.5		36.3		32.1
Total operating expenses	30.3	37.2		35.1		32.5

Operating income (loss)	9.4	(10.7)		1.2		(0.3)
Other expense	(2.0)	(3.2)		(2.3)		(3.0)

Income (loss) before income taxes	7.4	(13.9)		(1.1)		(3.3)
Income tax provision (benefit)	3.1	(4.1)		(0.3)		(0.7)

Net income (loss)	4.3%	(9	.8)%	(0	.8)%	(2	.6)%

        (a)         Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2006 increased 36% to $12.4 million compared to $9.1 million for the second quarter last year. Our Service segment revenue increased by 33% from $7.5 million to $10.1 million over the comparable period last year. Over 50% of this increase was the result of the delay of a significant laboratory contract in our first fiscal quarter of the current year, with the work being completed in the current fiscal quarter. Our toxicology operations accounted for the remainder of the increase, as we continue to expand our client base into biotechnology and early stage companies through our increased sales activities. Sales in our Products segment increased 48% from $1.6 million in our first fiscal quarter last year to $2.4 million in the current quarter. Although showing an increase over last year, our product sales have not returned to the level we experienced two years ago. This continued softness of sales of our products is the result of declining sales of our older product lines, and a dip in sales of our Culex systems after initial adoption by some major companies. Nevertheless, our sales of consumable products for the Culex line continues to increase as our installed base grows.

Cost of Revenues

Cost of revenues for the second quarter ended March 31, 2006 was $7.5 million or 60% of revenue compared to $6.7 million, or 74% of revenue for the second quarter last year. We included in cost of service revenues in the quarter ended March 31, 2006, $145 thousand of additional amortization of intangible costs related to acquisitions completed in fiscal 2003 as a result of revising our estimate of their useful lives. Nevertheless, cost of revenues as a percentage of revenues decreased as a result of higher utilization of our productive capacity in both our Service and Products segments. Our cost of Service revenue as a percentage of revenue decreased from 80% in the second fiscal quarter last year to 67% in the quarter completed March 31, 2006. Similarly, our costs of Product revenue decreased from 41% to 31% in the corresponding periods. The costs of our productive capacity are charged to cost of Service and Product revenues, with the result that as our utilization of capacity increases, our costs do not increase proportionately. As we have standardized our bioanalytical laboratory procedures in West Lafayette, IN, McMinnville, OR and Kenilworth, England, we have increased our ability to move work between sites, also improving our margins. In February, 2006, we decided to consolidate our bioanaytical laboratory in Baltimore, MD into our West Lafayette facility, which will be completed in our third fiscal quarter. We expect this consolidation to also favorably impact our operating margins.

Operating Expenses

Selling expenses for the three months ended March 31, 2006 increased 9% to $680 thousand from $626 thousand for the three months ended March 31, 2005, as a result of our revised strategy to develop our sales force into a free-standing sales group, rather than relying on our technical personnel to sell our services. We expect to continue to selectively grow our sales force with the expectation that increased effort will lead to higher revenues. Research and development expenses for the three months ended March 31, 2006 increased 16% to $201 thousand from $173 thousand for the three months ended March 31, 2005, due to new product development and an engineering update of an existing product.

General and administrative expenses for the three months ended March 31, 2006 increased 10% to $2.9 million, up from $2.6 million for the three months ended March 31, 2005. Most of this increase is caused by higher overheads, including the cost of both employee and corporate insurance, the cost of new software systems implemented since last year, the expensing of stock options and higher administrative costs at our toxicology facility as a result of significantly improved revenues.

Other Income (Expense)

Our interest expense declined $9 thousand due to lower average outstanding borrowings between the comparable quarters, in spite of higher short terms rates in the current quarter. A significant amount of our borrowings are at fixed rates that did not change between the comparable quarters.

Income Taxes

Our tax provision for the current quarter was 42% of pre-tax income, which is our effective combined federal and state rate. Foreign operations had a small loss in the current quarter which did not impact our effective tax rate. Our effective tax rate in the comparable quarter last year was adversely impacted by a larger foreign operating loss for which we could take no current benefit.

Net Income (Loss)

As a result of the above factors, we had income of $538 thousand ($.11 per share, both basic and diluted) in the quarter ended March 31, 2006, compared to a loss of $896 thousand ($.18 loss per share, both basic and diluted) in the same period last year.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Service and Product Revenues

Revenues for the six months ended March 31, 2006 increased 18% to $22.3 million compared to $18.8 million for the six month period last year. Increases in demand for toxicology and laboratory services in the Service segment were the principal reasons for the improvement in our six month revenues. Revenues in the first fiscal quarter of the current year were negatively impacted by a large contract that was postponed to the second fiscal quarter, resulting in relatively flat revenues for the Services segment in our first fiscal quarter. Revenues for our products increased 17% for the six months, all as a result of the increase in the second fiscal quarter of the current year.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2006 was $14.2 million or 64% of revenue compared to $12.8 million, or 68% of revenue for the same period last year. The decrease in cost of revenue as a percentage of revenue in both of our segments is primarily the result of the increased capacity utilization mentioned above in the current quarter.

Operating Expenses

Selling expenses for the six months ended March 31, 2006 increased 18% to $1.4 million from $1.2 million for the six months ended March 31, 2005 as the result of the increased emphasis placed on the development of our sales force, including adding additional sales personnel. Research and development expenses for the six months ended March 31, 2006 increased 63% to $639 thousand from $392 thousand for the six months ended March 31, 2005, as we increased our effort on new product development and undertook an engineering update on an existing product line.

General and administrative expenses for the six months ended March 31, 2006 increased 27% to $5.8 million, up from $4.5 million for the six months ended March 31, 2005. In addition to the reasons for this increase discussed above for the current quarter, our Baltimore location experienced a significant increase in its occupancy costs in the first quarter of this fiscal year over the similar quarter last year as a result of the sale/leaseback of its building in January, 2005.

Other Income (Expense)

Interest expense decreased 4% in the six months ended March 31, 2006 from the comparable period of the prior year as a result of reduced average outstanding borrowings.

Income Taxes

We computed our tax benefit using an effective tax rate for both the six months ended March 31, 2006 and for the six months ended March 31, 2005 of 40% on the US taxable loss. We also provided an accrual for an additional $30 thousand for settlement of a disputed state tax liability, which reduced the effective benefit for the six months ended March 31, 2006. The comparable period in the prior fiscal year had a disproportionate tax rate as a result of foreign losses for which we provided no benefit.

Net Loss

As a result of the above, we experienced a net loss of $178 thousand ($.04 loss per share, both basic and diluted) for the first six months of the current year, compared to net loss in the prior year of $493 thousand ($.10 loss per share, both basic and diluted) .

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2006 we had cash and cash equivalents of $1 million, compared to cash and cash equivalents of $1.3 million at September 30, 2005. Approximately 60% of our cash balances were in the U.K., a portion of which was repatriated to the U.S. after the close of the second fiscal quarter. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash provided by operating activities was $1.1 million for the six months ended March 31, 2006. At September 30, 2005 we had unusually high receivables balances as a result of new contracts for which we bill up to 30% of the total fee upon initiation of the contract. This balance has been reduced as we have performed on those contracts. We also had a large customer cancel several contracts as a result of being acquired, which resulted in the reversal of over $1 million of billings and the offsetting reduction in our Customer Advances account. Correspondingly, our accounts payable and accrued expenses at March 31, 2006 were reduced due to the timing of required payments, funded from our cash flow and additional borrowings on our line of credit

Net cash used by investing activities was $1.3 million in the six months ended March 31, 2006 as a result of routine additions and replacements of production equipment. Of this, $972 thousand was funded through a lease facility closed after the end of the quarter.

Capital Resources

We have an outstanding letter of credit securing our lease on our facility in Baltimore of $2.0 million. This reduces to $1.0 million in January, 2007 and will be extinguished upon the completion of our lease in January 2008. This letter of credit is counted against our maximum allowable borrowing under our $6.0 million revolving credit agreement with our bank, which is committed until December 31, 2007.

The letter of credit reduces the amount of funds available under the borrowing base formula. Our recent monthly average qualifying assets for our borrowing base have been approximately $4.0 million. The presence of this outstanding letter of credit could therefore substantially reduce the amount of cash available under our revolving credit facility.

We expect our total capital additions in the current fiscal year to be in the range of $2.0 million to $2.5 million. After the close of the quarter, we arranged a lease with a third party leasing company to finance $972 thousand of this amount with a capital lease with a five year term.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory.

At March 31, 2006, we had $1 million in cash, and approximately $400 thousand of available borrowings under our revolving credit facility.

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

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt, lease obligations and other commitments at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2006 are those items required in the final two quarters):

	2006	2007	2008	2009	2010	After 2010	Total

Capital expenditures	$500	$—	$—	$—	$—	$—	$500
Mortgage notes payable	224	362	384	407	431	6,912	8,720
Subordinated debt	—	360	4,477	—	—	—	4,837
Capital lease obligations	187	314	329	346	221	40	1,437
Operating leases	1,055	1,846	753	10	—	—	3,664

	$1,966	$2,882	$5,943	$763	$652	$6,952	$19,158

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under the credit agreement between BASi and National City Bank dated January 4, 2006 bear interest at a rate of either the bank’s prime rate to prime plus 25 basis points, or at the Eurodollar rate plus 250 to 300 basis points, depending in each case upon the ratio of BASi’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at BASi’s option. As discussed previously, we have taken steps to fix the interest rate on a significant amount of our debt through May, 2007. Historically, BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would not affect the consolidated operating results of BASi by a material amount.

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

ITEM 4.     CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2006 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. As disclosed in its annual report on form 10-K for the fiscal year ended September 30, 2005, the Company implemented new systems in its prior fiscal year. Although the Company continues in the development of these new systems, the Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems now allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 26, 2005, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The following matters were voted on at the meeting:

MATTER:	VOTES CAST FOR:	VOTES CAST AGAINST

Election of the directors of BASi:
Peter T. Kissinger	4,456,029	83,766
Candice B. Kissinger	4,469,214	70,581
William E. Baitinger	4,380,218	159,577
David W. Crabb	4,469,084	70,711
Leslie B. Daniels	4,396,488	143,307
Gayl W. Doster	4,378,384	161,411

ITEM 6.     EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(31)	31.1	Certification of Peter T. Kissinger +

31.2	Certification of Michael R. Cox +

(32)	32.1	Section 1350 Certifications +

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2005).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  PETER T. KISSINGER

Peter T. Kissinger
President and Chief Executive Officer
(Principal Executive Officer)

Date:  May 15, 2006

By:  /s/  MICHAEL R. COX

Michael R. Cox
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  May 15, 2006