Form 10-Q
period 2006-06-30
BIOANALYTICAL SYSTEMS INC
filed 2006-08-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 0-23357

BIOANALYTICAL SYSTEMS, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization) 2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	35-1345024 (I.R.S. Employer Identification No.) 47906 (Zip code)

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

YES            NO

As of July 31, 2006, 4,892,127 common shares of the registrant were outstanding.

PAGE NUMBER

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2006 and September 30, 2005	3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 5	Other Information	17

Item 6	Exhibits	17

SIGNATURES	18

PART I—Financial Information
Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2006	September 30, 2005

Assets
Current assets:
Cash and cash equivalents	$777	$1,254
Accounts receivable
Trade	7,690	10,352
Unbilled revenues and other	1,752	2,677
Inventories	1,889	2,041
Deferred income taxes	510	381
Refundable income taxes	1,017	—
Prepaid expenses	602	430

Total current assets	14,237	17,135

Property and equipment, net	26,656	26,565
Goodwill	1,854	1,445
Intangible assets, net	374	2,156
Debt issue costs	254	280
Other assets	264	257

Total assets	$43,639	$47,838

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,356	$1,681
Accrued expenses	2,286	2,791
Income Taxes Payable	—	31
Customer advances	4,756	5,974
Revolving line of credit	—	920
Current portion of capital lease obligation	506	278
Current portion of long-term debt	715	700

Total current liabilities	9,619	12,375

Capital lease obligation, less current portion	1,747	807
Long-term debt, less current portion	8,278	8,579
Subordinated debt, long-term	4,477	4,829
Deferred income taxes	1,512	1,651

Shareholders' equity:
Preferred shares: Authorized shares - 1,000
Issued and outstanding shares - none	—	—
Common shares: Authorized shares - 19,000
Issued and outstanding shares - 4,892 at June 30, 2006
and 4,871 at September 30, 2005	1,182	1,177
Additional paid-in capital	11,567	11,268
Retained earnings	5,341	7,194
Accumulated other comprehensive loss	(84)	(42)

Total shareholders' equity	18,006	19,597

Total liabilities and shareholders' equity	$43,639	$47,838

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Service revenue	$7,956	$9,078	$25,548	$23,910
Product revenue	2,082	2,226	6,751	6,226

Total revenue	10,038	11,304	32,299	30,136

Cost of service revenue	6,343	5,434	18,965	16,570
Cost of product revenue	1,165	844	2,725	2,352

Total cost of revenue	7,508	6,278	21,690	18,922

Gross profit	2,530	5,026	10,609	11,214

Operating expenses:
Selling	625	718	2,038	1,919
Research and development	350	261	989	653
General and administrative	3,834	3,115	9,605	7,781

Total operating expenses	4,809	4,094	12,632	10,353

Operating (loss) income	(2,279)	932	(2,023)	861

Interest income	2	2	6	7
Interest expense	(272)	(250)	(780)	(782)
Other income	—	78	—	56
Gain on sale of property and equipment	—	34	—	21

Income (loss) before income taxes	(2,549)	796	(2,797)	163

Income tax (benefit) expense	(874)	440	(944)	300

Net income (loss)	$(1,675)	$356	$(1,853)	$(137)

Net income (loss) per share:
Basic	$(0.34)	$0.07	$(0.38)	$(0.03)
Diluted	$(0.34)	$0.07	$(0.38)	$(0.03)

Weighted common and common equivalent
shares outstanding:
Basic	4,892	4,871	4,879	4,870
Diluted	4,892	5,020	4,879	4,870

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005

Operating activities
Net loss	$(1,853)	$(137)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	3,069	2,462
Impairment of intangible assets	968
Gain on sale of property and equipment	—	(21)
Employee stock option expense	210	—
Deferred income taxes	(268)	—
Changes in operating assets and liabilities:
Accounts receivable	3,587	(5,569)
Inventories	152	(673)
Prepaid expenses and other assets	(194)	(100)
Accounts payable	(325)	(295)
Refundable income taxes	(1,048)	211
Accrued expenses	(505)	(106)
Customer advances	(1,218)	3,522

Net cash provided (used) by operating activities	2,575	(706)

Investing activities
Capital expenditures	(1,286)	(1,631)
Proceeds from sale of property and equipment	45	5,887

Net cash provided (used) by investing activities	(1,241)	4,256

Financing activities
Borrowings on line of credit	11,360	6,968
Payments on line of credit	(12,280)	(9,794)
Exercise of stock options	94	5
Payments on capital lease obligations	(305)	(113)
Payments of long-term debt	(638)	(703)

Net cash used by financing activities	(1,769)	(3,637)

Effects of exchange rate changes	(42)	325

Net increase (decrease) in cash and cash equivalents	(477)	238
Cash and cash equivalents at beginning of period	1,254	773

Cash and cash equivalents at end of period	$777	$1,011

Assets acquired utilizing capital leases	$1,500	$1,112

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2005. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2006 and 2005 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2006. The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the results for the year ending September 30, 2005.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2.         Stock Based Compensation

The Company has an Employee Stock Option Plan whereby options to purchase the Company's common shares at fair market value can be granted to our employees. Options granted become exercisable in four equal installments beginning two years after the date of grant, and expire upon the earlier of the employee's termination of employment with the Company, or ten years from the date of grant. The plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company's common shares at fair market value can be granted to outside directors. Options granted become exercisable in four equal installments beginning two years after the date of grant and expire upon the earlier of the director's termination of board service with the Company, or ten years from the date of grant. The plan terminates in fiscal 2008.

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

        We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year. Our Condensed Consolidated Financial Statements as of June 30, 2006, and for the three and nine month periods then ended, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods do not include the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three months and nine months ended June 30, 2006 was $71,000 and $210,000, respectively. We did not record any tax benefit related to these options.

        FAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations.

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period, reduced for estimated forfeitures. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the quarter and nine months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. There have been no awards granted since the beginning of our fiscal year. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach.

        With the adoption of FAS 123R, we continued to use a binomial option-pricing model as our method of valuation for share-based awards. For additional information regarding assumptions used for grants made in periods prior to the current fiscal year, see Note 1(k) to our financials statements in our form 10-K for the year ended September 30, 2005.

        The key assumptions in computing our stock based compensation expense at the date of grants were:

	2005	2004	2003
Risk-free interest rate	3.00%	3.50%	5.50%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor of the expected market
price of the Company's common stock	0.668	0.724	0.14
Expected life of the options (years)	7.0	7.0	7.0

The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the periods ended June 30, 2005:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2005
Net income (loss) as reported	$356	$(137)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(37)	(130)

Pro forma net income (loss)	$319	$(267)

Income (loss) per share:
Basic and diluted - as reported	$0.07	$(0.03)
Basic - pro forma	$0.07	$(0.05)
Diluted - pro forma	$0.06	$(0.05)

A summary of our stock option activity and related information for the quarter and nine months ended June 30 is as follows:

	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of period	434	$4.96	480	$4.95
Exercised	—	—	(21)	4.50
Granted	—	—	—	—
Terminated	(10)	3.32	(35)	4.69

Outstanding - end of period	424	$5.00	424	$5.00

The intrinsic value of options exercised in the nine months ended June 30, 2006 was $131. A summary of non vested options for the nine months ended June 30, 2006 is as follows:

	Number	Weighted Average Grant Date Fair Value
Non-vested Shares, beginning of year	343	$4.96
Granted	—
Vested	49	4.88
Forfeited	15	4.67

	272	$5.03

The options on the 424 shares outstanding at June 30, 2006 had an aggregate intrinsic value of $550 and a weighted average contract term of 7.4 years.

At September 30, 2005 and June 30, 2006, there were 137 and 144 shares vested respectively, all of which were exercisable. The weighted average exercise price for these shares was $4.88 per share; the aggregate intrinsic value of these shares was $319 and the weighted average remaining term was 5.5 years.

3.         Intangible Assets

In fiscal 2003, we completed the acquisitions of LC Resources, Inc. and PharmaKinetics Laboratories, Inc. (“PKLB”). In valuing the intangibles acquired, we determined that the replacement cost, in a start-up situation, of establishing these two operations as FDA compliant research sites was $1,267 and recorded intangible assets of that amount. We determined that these assets had an indeterminate life, and accordingly did not amortize the assets. At the request of the staff of the Securities and Exchange Commission, we have re-examined the make-up of these assets, and have determined that of the total recorded, $793 related to the hiring and training of the in-place workforce. Financial Accounting Standard 141 requires that such assets be included in goodwill, accordingly we have reclassified that amount to goodwill at June 30, 2006. The remaining $474 of the intangible asset related to the replacement costs of creating and documenting the operating systems and procedures, their validation and audit. The evolving nature of procedures in a regulated environment requires that we constantly monitor and update those procedures. Accordingly, we have revised our estimate of the useful life of that asset to a ten year life, and recorded amortization in Cost of Services of $12 in the quarter and $157 in the nine months ended June 30, 2006.

PKLB, which now constitutes our Baltimore clinical research unit, has experienced losses since acquisition, including $690 and $1,980 in the three and nine months ended June 30, 2006. Although improvement had been achieved in operating results since acquisition prior to the current year, the acquisition of a major customer by a company that had other clinical study providers and subsequent cancellation of previously scheduled studies has seriously impacted current operating results. Establishing future profitable operations there will require additional sales effort to attract new customers. Consequently, we have determined that there is a permanent impairment of value of the intangible assets acquired, and have recorded a charge to general and administrative expenses of $968 to write off the goodwill of $383 and other intangible assets of $585 remaining from the acquisition. We also recorded a deferred tax benefit of $251 related to this charge.

4.         Income (Loss) per Share

We compute basic income or loss per share using the weighted average number of common shares outstanding. We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding.

The following table reconciles our computation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006		2005
Shares:
Basic shares	4,892	4,871		4,879		4,870
Effect of dilutive securities
Options	—	149		—		—
Convertible subordinated debt	—	—		—		—

Diluted shares	4,892	5,020		4,879		4,870

Basic net income (loss)	$(1,675)	$356		$(1,853)		$(137)
Diluted net income (loss)	$(1,675)	$356		$(1,853)		$(137)

Basic earnings (loss) per share	$(0.34)	$0.07	$	(0.38)	$	(0.03)
Diluted earnings (loss) per share	$(0.34)	$0.07	$	(0.38)		$(0.03)

5.         Inventories

Inventories consisted of the following:

	June 30, 2006	September 30, 2005
Raw materials	$1,410	$1,425
Work in progress	271	375
Finished goods	391	424

	2,072	2,224
Less LIFO reserve	(183)	(183)

	$1,889	$2,041

6.         Segment Information

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

The following table presents operating results by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Operating income (loss):
Services	$(2,037)	$352	$(2,496)	$656
Products	(242)	580	473	205

Total operating income (loss)	(2,279)	932	(2,023)	861
Corporate expenses	(270)	(136)	(774)	(698)

Income (loss) before income taxes	$(2,549)	$796	$(2,797)	$163

7.         Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of our fiscal year beginning October 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Service revenue	79.3	80.3	79.1	79.3
Product revenue	20.7	19.7	20.9	20.7

Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	79.7	59.9	74.2	69.3
Cost of product revenue (a)	56.0	37.9	40.4	37.8

Total cost of revenue	74.8	55.5	67.2	62.8

Gross profit	25.2	44.5	32.8	37.2

Total operating expenses	47.9	36.3	39.1	34.4

Operating income (loss)	(22.7)	8.2	(6.3)	2.8

Other expense	(2.7)	(1.2)	(2.4)	(2.3)

Income (loss) before income taxes	(25.4)	7.0	(8.7)	0.5

Income tax (expense) benefit	8.7	(3.9)	3.0	(1.0)

Net income (loss)	(16.7)	3.1	(5.7)	(0.5)

(a)    Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2006 declined 11% to $10.0 million compared to $11.3 million for the third fiscal quarter last year. Of the $1.3 million decline, Service revenue decreased $1.1 million, comprised of decreases of $1 million each in our Baltimore clinic and our bioanalytical laboratories, offset by a $1 million increase in our toxicology facility and $336,000 of new revenues in our pre-clinical pharmacokinetics/pharmacodynamics (“PKPD”) facility, which began commercial operation this year. The Baltimore clinic was impacted by the acquisition of our largest client for the clinic and subsequent cancellation of its scheduled work, in addition to postponement of a contract pending FDA clearance. Our laboratories experienced a decline in samples processed compared to the prior year when larger contracts resulted in longer production runs, as well as a decline in price per sample due to the nature of the assays. Our toxicology unit continued to experience strong demand for its services, particularly among smaller biotech and discovery clients. Our PKPD unit has experienced good market acceptance of its services, where we employ our proprietary Culex® technology to provide early stage preclinical contract studies for our clients. The decline in product revenue was the result of a decline in Culex® shipments compared to the same quarter last year.

Cost of Revenues

Cost of revenues for the fiscal quarter ended June 30, 2006 was $7.5 million or 75% of revenue compared to $6.3 million, or 56% of revenue for the third fiscal quarter last year. This increase in cost of revenues is a result of several factors. We have experienced increases in our costs in our toxicology and PKPD operations, where we have experienced increased revenues, while maintaining our capabilities in our laboratories and Baltimore clinic in anticipation of restoring activities to prior levels. Additionally, our revenue growth in toxicology resulted in those revenues being a higher proportion of our total revenues, and as a result of a higher percentage cost of revenues in those services than in our laboratory operations, our overall cost of services increased on a percentage basis. Our product costs are up due to increasing sales of consumable products related to our Culex® units, which have lower margins than the units themselves, and to lower utilization of our manufacturing capacity, which results in excess capacity being charged to cost of product revenue. In both our Service and Product Segments, the percentage costs increased relative to sales due to the relatively fixed nature of our costs being carried by a reduced level of sales and increased head count in our production facilities.

Operating Expenses

Selling expenses for the three months ended June 30, 2006 decreased 13% to $625,000 from $718,000 for the three months ended June 30, 2005. Our sales expenses declined due to the timing of incidental expenses related to our sales force (year-to-date expenditures are up 6%). Research and development expenses of $350,000 for the three months ended June 30, 2006 compared to $261,000 for the three months ended June 30, 2005 and are a result of continuing research on products to support pre-clinical and clinical research.

General and administrative (“G&A”) for the three months ended June 30, 2006 were impacted by the write-down of intangible assets related to our Baltimore clinical research unit of $958,000 as a result of our determination that those values have been impaired, and by recognition of a bad debt related to the same location of $231,000. Other items included in G&A expenses for the three months ended June 30, 2006 decreased $500,000. The principal reasons for this were a reduction of expenses in Baltimore related to our relocated laboratory and cost controls there, coupled with translation expenses charged to G&A in our UK operation last year from a weak pound sterling, compared to translation gains this year.

Other Income/Expense

Interest expense increased 9% to $272,000 in the three months ended June 30, 2006 from $250,000 in the comparable quarter of the prior year. This increase is due to our periodic use of our revolving line of credit, which is a floating interest rate that has been consistently higher in the current quarter compared to a year ago, as well as the financing of additional laboratory equipment utilizing capital leases.

Income Taxes

We computed our tax provision using an effective tax rate for both the three months ended June 30, 2006 and for the three months ended June 30, 2005 of 40% on the US taxable income. On the adjustment of intangible assets related to our Baltimore operation, we provided a benefit of 35% of the adjustment, as we are not assured of a state tax benefit. In the current quarter, we had a profit of $80,000 on foreign operations for which we have loss carryforwards and therefore provided no taxes, and recorded $71,000 of stock option expenses for which we took no tax benefit. In the three months ended June 30, 2005 we provided taxes at the same rate on US taxable income, and did not record a benefit for our foreign loss, resulting in an effective tax rate above the statutory rate

Net Income

As a result of the above factors, we lost $1,675,000 ($.34 per share, both basic and diluted) in the quarter ended June 30, 2006, compared to net income of $356,000 ($.07 per share, both basic and diluted) in the same period last year.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Service and Product Revenues

Revenues for the nine months ended June 30, 2006 increased 7% to $32.3 million compared to $30.1 million for the first nine months of fiscal 2005. Service revenue increases of 7% were the result of an increase in toxicology revenues of $3 million, new revenues from our PKPD facility of $850,000, offset by declines in our Baltimore clinic of $435,000 and declines in our bioanalytical laboratories of $1.4 million, due to the factors cited above for the current quarter. Revenues for our products increased 8% for the nine months, which was a general increase across our product lines.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2006 was $21.7 million or 67% of revenue compared to $18.9 million, or 63% of revenue for the same period last year. Both the cost of Service revenue and Product revenue increased as a percentage of revenues due to the items cited in the current quarter.

Operating Expenses

Selling expenses for the nine months ended June 30, 2006 increased 6% to $2.0 million from $1.9 million for the nine months ended June 30, 2005. This increase is the net of several personnel changes we have made as we endeavor to improve the effectiveness of our sales force. Research and development expenses for the nine months ended June 30, 2006 increased 51% to $989,000 from $653,000 for the nine months ended June 30, 2005. This increase is attributable to additional developmental efforts on new products in the current year.

General and administrative expenses for the nine months ended June 30, 2006 increased 23% to $9.6 million, up from $7.8 million for the nine months ended June 30, 2005, primarily as a result of the adjustments made in the current quarter mentioned above. Also included in the increase are additional facilities expense in Baltimore of approximately $250,000 in the current year from the sale/leaseback of the facility in January, 2005, increases in our insurance costs, and the addition of a senior officer in the current year.

Other Income/Expense

Interest expense did not change significantly in the nine months ended June 30, 2006 from the comparable period of the prior year. Lower average borrowing on our revolving line of credit in the current year was offset by additional financing costs of capital leases.

Income Taxes

We computed our benefit for the nine months ended June 30, 2006 and our taxes for the nine months ended June 30, 2005 using an effective tax rate of 40% on the US taxable income or loss. On the adjustment of intangible assets related to our Baltimore operation, we provided a benefit of 35% of the adjustment, as we are not assured of a state tax benefit. In the comparable period last year, we did not provide a benefit on foreign losses because we had no foreign carrybacks or deferred taxes against which to utilize those benefits, which resulted in a disproportionate tax rate.

Net Loss

Our net loss for the nine months ended June 30, 2006 was $1,853,000 ($0.38 per share, both basic and diluted). As a result of the taxes on US income exceeding our consolidated income before tax in the nine months ended June 30, 2005, we experienced a net loss of $137,000 ($.03 per share, both basic and diluted).

Impairment Charges

PKLB, which now constitutes our Baltimore clinical research unit, has experienced losses since acquisition, including $690,000 and $1,980,000 in the three and nine months ended June 30, 2006. Although improvement had been achieved in operating results since acquisition prior to the current year, the acquisition of a major customer and subsequent cancellation of previously scheduled studies has seriously impacted current operating results. Establishing future profitable operations there will require additional sales effort in attracting new customers. Consequently, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2006, we have determined that there is a permanent impairment of value of the intangible assets acquired, and have recorded a charge to general and administrative expenses of $968,000 to write off the goodwill of $383,000 and other intangible assets of $585,000 remaining from the acquisition. We also recorded a deferred tax benefit of $251,000 related to this charge.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2006 we had cash of $777,000, compared to cash of $1,254,000 at September 30, 2005. Approximately 50% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash provided by operating activities was $2.6 million for the nine months ended June 30, 2006. This was the result of collections against our receivables, and reduced investment in our inventories, offset by working down the balances in customer deposits.

We utilized this cash from operations to finance $1.3 million of capital asset additions, principally upgrading of facilities in our toxicology and clinical research units. Additionally we repaid $1.9 million of debt and capital leases during the nine month period. We also financed $1.5 million of laboratory equipment in the nine months ended June 30, 2006 with capital leases.

Capital Resources

We have outstanding an irrevocable letter of credit issued to secure the lease of our Baltimore facility. The letter of credit is for $2.0 million currently, reducing to $1.0 million in January, 2007 and expiring in January, 2008.

The letter of credit reduces the amount of funds available under our $6 million revolving credit facility. The amount of funds available under this facility is calculated using a borrowing base formula, principally as percentage of qualifying receivables and inventory. Our recent monthly average qualifying assets for our borrowing base have been approximately $5,000,000.

We do not expect to have any significant additional capital additions in the current fiscal year. We are currently in our planning cycle for our next fiscal year beginning October 1, 2006, and anticipate our additions for next year to be approximately $2.0 million (none of which has currently been committed). We have not completed arrangements for financing these additions, but anticipate a combination of debt, leasing and utilization of operating cash flow.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate amounts to finance the buildup of receivables and inventory. Nevertheless, continuation of operating results similar to those experienced in the quarter ended June 30, 2006 would negate our currently positive operating cash flow, and impact our ability to obtain additional financing. Historically, we have experienced significantly varying results from quarter to quarter as a result of the timing of the award and performance of sizable contracts, and we expect that pattern to continue.

At June 30, 2006, we had $777,000 in cash, and approximately $3 million of available borrowings under our revolving credit facility.

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

The covenants in the Company’s credit agreement, requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements, may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the coming year. As a result of the loss in the three months ended June 30, 2006, we did not meet our fixed charge coverage ratio for the quarter. Our bank has waived this event of non-compliance.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt, lease obligations and other commitments at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2006 are those items required in the final quarter), for the fiscal years ending September 30(in thousands):

	2006	2007	2008	2009	2010	After 2010	Total
Capital expenditures	$250	$—	$—	$—	$—	$—	$250
Mortgage notes payable	86	362	384	407	431	6,963	8,633
Subordinated debt	—	360	4,359	118	—	—	4,837
Capital lease obligations	133	472	510	557	453	128	2,253
Operating leases	527	1,846	387	10	—	—	2,770

	$996	$3,040	$5,640	$1,092	$884	$7,091	$18,743

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

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2006 and 2005. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount.

ITEM 4.    CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. As disclosed in its annual report on form 10-K for the fiscal year ended September 30, 2005, the Company implemented new systems in its prior fiscal year. Although the Company continues in the development of these new systems, the Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems now allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

In connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2006, we concluded that there is a permanent impairment of value of the intangible assets of one of the companies we acquired, and have recorded a charge to general and administrative expenses of $968,000 to write off the goodwill of $383,000 and other intangible assets of $585,000 remaining from the acquisition. We also recorded a deferred tax benefit of $339,000 related to this charge. Pursuant to the instructions to Item 2.06 of Form 8-K, the information required by such Item is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations above. Please see the heading Results of Operations — Impairment Loss on Intangible Assets and Goodwill, which information is incorporated herein by this reference.

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

Date:  August 14, 2006

By:  /s/ MICHAEL R. COX

Michael R. Cox
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 14, 2006