Form 10-Q/A
period 2006-06-30
BIOANALYTICAL SYSTEMS INC
filed 2006-08-29
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

YES            NO

As of July 31, 2006, 4,892,127 common shares of the registrant were outstanding.

PAGE NUMBER

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2006 and September 30, 2005	3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1A	Risk Factors	18

Item 5	Other Information	18

Item 6	Exhibits	19

SIGNATURES	20

PART I—Financial Information
Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2006	Sept. 30, 2005

Assets
Current assets:
Cash and cash equivalents	$777	$1,254
Accounts receivable
Trade	7,690	10,352
Unbilled revenues and other	1,752	2,677
Inventories	1,889	2,041
Deferred income taxes	510	381
Refundable income taxes	745	—
Prepaid expenses	602	430

Total current assets	13,965	17,135

Property and equipment, net	26,325	26,565
Goodwill	1,855	1,445
Intangible assets, net	572	2,156
Debt issue costs	254	280
Other assets	264	257

Total assets	$43,235	$47,838

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$1,356	$1,681
Accrued expenses	2,286	2,791
Income Taxes Payable	—	31
Customer advances	4,756	5,974
Revolving line of credit	—	920
Current portion of capital lease obligation	506	278
Current portion of long-term debt	715	700

Total current liabilities	9,619	12,375

Capital lease obligation, less current portion	1,747	807
Long-term debt, less current portion	8,278	8,579
Subordinated debt, long-term	4,477	4,829
Deferred income taxes	1,189	1,651

Shareholders' equity:
Preferred shares: Authorized shares - 1,000
Issued and outstanding shares - none	—	—
Common shares: Authorized shares - 19,000
Issued and outstanding shares - 4,892 at June 30, 2006
and 4,871 at September 30, 2005	1,182	1,177
Additional paid-in capital	11,567	11,268
Retained earnings	5,260	7,194
Accumulated other comprehensive loss	(84)	(42)

Total shareholders' equity	17,925	19,597

Total liabilities and shareholders' equity	$43,235	$47,838

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Service revenue	$7,956	$9,078	$25,548	$23,910
Product revenue	2,082	2,226	6,751	6,226

Total revenue	10,038	11,304	32,299	30,136

Cost of service revenue	6,343	5,434	18,965	16,570
Cost of product revenue	1,165	844	2,725	2,352

Total cost of revenue	7,508	6,278	21,690	18,922

Gross profit	2,530	5,026	10,609	11,214

Operating expenses:
Selling	625	718	2,038	1,919
Research and development	350	261	989	653
General and administrative	3,966	3,115	9,737	7,781

Total operating expenses	4,941	4,094	12,764	10,353

Operating (loss) income	(2,411)	932	(2,155)	861

Interest income	2	2	6	7
Interest expense	(272)	(250)	(780)	(782)
Other income	—	78	—	56
Gain on sale of property and equipment	—	34	—	21

Income (loss) before income taxes	(2,681)	796	(2,929)	163

Income tax (benefit) expense	(925)	440	(995)	300

Net income (loss)	$(1,756)	$356	$(1,934)	$(137)

Net income (loss) per share:
Basic	$(0.36)	$0.07	$(0.40)	$(0.03)
Diluted	$(0.36)	$0.07	$(0.40)	$(0.03)

Weighted common and common equivalent
shares outstanding:
Basic	4,892	4,871	4,879	4,870
Diluted	4,892	5,020	4,879	4,870

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005

Operating activities
Net loss	$(1,934)	$(137)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization	3,069	2,462
Impairment of assets	1,100
Gain on sale of property and equipment	—	(21)
Employee stock option expense	210	—
Deferred income taxes	(591)	—
Changes in operating assets and liabilities:
Accounts receivable	3,587	(5,569)
Inventories	152	(673)
Prepaid expenses and other assets	(194)	(100)
Accounts payable	(325)	(295)
Refundable income taxes	(776)	211
Accrued expenses	(505)	(106)
Customer advances	(1,218)	3,522

Net cash provided (used) by operating activities	2,575	(706)

Investing activities
Capital expenditures	(1,286)	(1,631)
Proceeds from sale of property and equipment	45	5,887

Net cash provided (used) by investing activities	(1,241)	4,256

Financing activities
Borrowings on line of credit	11,360	6,968
Payments on line of credit	(12,280)	(9,794)
Exercise of stock options	94	5
Payments on capital lease obligations	(305)	(113)
Payments of long-term debt	(638)	(703)

Net cash used by financing activities	(1,769)	(3,637)

Effects of exchange rate changes	(42)	325

Net increase (decrease) in cash and cash equivalents	(477)	238
Cash and cash equivalents at beginning of period	1,254	773

Cash and cash equivalents at end of period	$777	$1,011

Assets acquired and lease obligations incurred utilizing capital leases	$1,473	$1,112

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

2.         Stock Based Compensation

The Company has an Employee Stock Option Plan whereby options to purchase the Company's common shares at fair market value can be granted to our employees. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant, and expire upon the earlier of the employee's termination of employment with the Company, or ten years from the date of grant. The plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company's common shares at fair market value can be granted to outside directors. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant and expire upon the earlier of the director's termination of board service with the Company, or ten years from the date of grant. The plan terminates in fiscal 2008.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period, reduced for estimated forfeitures. Stock-based compensation expense recognized in our Condensed Consolidated Statement of Operations for the quarter and nine months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123. There have been no awards granted since the beginning of our fiscal year. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach.

With the adoption of FAS 123R, we continued to use a binomial option-pricing model as our method of valuation for share-based awards. For additional information regarding assumptions used for grants made in periods prior to the current fiscal year, see Note 1(k) to our financials statements in our form 10-K for the year ended September 30, 2005.

Stock based compensation expense recongize in the current fiscal year is the result of grants in prior fiscal years.

The assumptions used in computing our stock based compensation expense for the nine months ended June 30, 2005 were:

Risk-free interest rate	3.00%
Dividend yield	0.00%
Volatility factor of the expected market
price of the Company's common stock	0.668
Expected life of the options (years)	7.0

There were no option grants in any other periods presented.

The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the periods ended June 30, 2005:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2005	2005
Net income (loss) as reported	$356	$(137)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(37)	(130)

Pro forma net income (loss)	$319	$(267)

Income (loss) per share:
Basic and diluted - as reported	$0.07	$(0.03)
Basic - pro forma	$0.07	$(0.05)
Diluted - pro forma	$0.06	$(0.05)

A summary of our stock option activity and related information for the quarter and nine months ended June 30 is as follows:

	Three Months Ended June 30, 2006		Nine Months Ended June 30, 2006
	Options	Weighted average exercise price	Options	Weighted average exercise price
Outstanding - beginning of period	434	$4.96	480	$4.95
Exercised	—	—	(21)	4.50
Granted	—	—	—	—
Terminated	(10)	3.32	(35)	4.69

Outstanding - end of period	424	$5.00	424	$5.00

The intrinsic values of options exercised in the nine months ended June 30, 2006 and 2005 were $37 and $7 respectively.

A summary of non vested options for the nine months ended June 30, 2006 is as follows:

	Number	Weighted Average Grant Date Fair Value
Non-vested Shares, beginning of year	343	$4.94
Granted	—	—
Vested	(58)	4.56
Forfeited	(15)	4.67

	270	$5.03

The options on the 424 shares outstanding at June 30, 2006 had an aggregate intrinsic value of $550 and a weighted average contract term of 7.4 years.

At September 30, 2005 and June 30, 2006, there were 137 and 154 shares vested respectively, all of which were exercisable. At June 30, 2006, the weighted average exercise price for these shares was $4.95 per share; the aggregate intrinsic value of these shares was $337 and the weighted average remaining term was 5.8 years.

3.         Intangible Assets and Impairment Loss

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

PKLB, which now constitutes our Baltimore clinical research unit, has experienced losses since acquisition, including $690 and $1,980 in the three and nine months ended June 30, 2006, before adjustment. Although improvement had been achieved in operating results since acquisition prior to the current year, the acquisition of a major customer by a company that had other clinical study providers and subsequent cancellation of previously scheduled studies has seriously impacted current operating results. Establishing future profitable operations there will require additional sales effort to attract new customers. Consequently, we have determined that there is a permanent impairment of value of the assets acquired, and have recorded a charge to general and administrative expenses of $1,100 to write down the value of fixed assests by $330, and other intangible assets by $387 and reduced the value of goodwill by $383 to adjust the values to our estimate of realizable values. The Baltimore clinical research unit is included in the Services segment in footnote 6. We also recorded a deferred tax benefit of $385 related to this charge.

4.         Income (Loss) per Share

We compute basic income or loss per share using the weighted average number of common shares outstanding. We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding.

The following table reconciles our computation of basic earnings (loss) per share to diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Shares:
Basic shares	4,892	4,871	4,879	4,870
Effect of dilutive securities
Options	—	149	—	—
Convertible subordinated debt	—	—	—	—

Diluted shares	4,892	5,020	4,879	4,870

Basic net income (loss)	$(1,756)	$356	$(1,934)	$(137)
Diluted net income (loss)	$(1,756)	$356	$(1,934)	$(137)

Basic earnings (loss) per share	$(0.36)	$0.07	$(0.40)	$(0.03)
Diluted earnings (loss) per share	$(0.36)	$0.07	$(0.40)	$(0.03)

5.         Inventories

Inventories consisted of the following:

	June 30, 2006	September 30, 2005
Raw materials	$1,410	$1,425
Work in progress	271	375
Finished goods	391	424

	2,072	2,224
Less LIFO reserve	(183)	(183)

	$1,889	$2,041

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

The following table presents operating results by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Operating income (loss):
Services	$(2,169)	$352	$(2,628)	$656
Products	(242)	580	473	205

Total operating income (loss)	(2,411)	932	(2,155)	861
Corporate expenses	(270)	(136)	(774)	(698)

Income (loss) before income taxes	$(2,681)	$796	$(2,929)	$163

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

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Service revenue	79.3	80.3	79.1	79.3
Product revenue	20.7	19.7	20.9	20.7

Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	79.7	59.9	74.2	69.3
Cost of product revenue (a)	56.0	37.9	40.4	37.8

Total cost of revenue	74.8	55.5	67.2	62.8

Gross profit	25.2	44.5	32.8	37.2

Total operating expenses	49.2	36.3	39.5	34.4

Operating income (loss)	(24.0)	8.2	(6.7)	2.8

Other expense	(2.7)	(1.2)	(2.4)	(2.3)

Income (loss) before income taxes	(26.7)	7.0	(9.1)	0.5

Income tax (expense) benefit	9.2	(3.9)	3.1	(1.0)

Net income (loss)	(17.5)	3.1	(6.0)	(0.5)

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

General and administrative (“G&A”) for the three months ended June 30, 2006 were impacted by the write-down of assets related to our Baltimore clinical research unit of $1,100,000 as a result of our determination that those values have been impaired, and by recognition of a bad debt related to the same location of $231,000. Other items included in G&A expenses for the three months ended June 30, 2006 decreased $500,000. The principal reasons for this were a reduction of expenses in Baltimore related to our relocated laboratory and cost controls there, coupled with translation expenses charged to G&A in our UK operation last year from a weak pound sterling, compared to translation gains this year.

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

Income Taxes

We computed our tax benefit using an effective tax rate for the three months ended June 30, 2006 of 35%. This is the federal rate on our loss in our clinical research unit. We did not provide a state benefit as we have no income or state deferred taxes against which it could be utilized. In the current quarter, we had a profit of $80,000 on foreign operations for which we have loss carryforwards and therefore provided no taxes, and recorded $71,000 of stock option expenses for which we took no tax benefit. In the three months ended June 30, 2005 we provided taxes at the rate of 41% on US taxable income, and did not record a benefit for our foreign loss, resulting in an effective tax rate above the statutory rate.

Net Income

As a result of the above factors, we lost $1,756,000 ($.36 per share, both basic and diluted) in the quarter ended June 30, 2006, compared to net income of $356,000 ($.07 per share, both basic and diluted) in the same period last year.

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

General and administrative expenses for the nine months ended June 30, 2006 increased 25% to $9.7 million, up from $7.8 million for the nine months ended June 30, 2005, primarily as a result of the adjustments made in the current quarter mentioned above. Also included in the increase are additional facilities expense in Baltimore of approximately $250,000 in the current year from the sale/leaseback of the facility in January, 2005, increases in our insurance costs, and the addition of a senior officer in the current year.

Other Income/Expense

Interest expense did not change significantly in the nine months ended June 30, 2006 from the comparable period of the prior year. Lower average borrowing on our revolving line of credit in the current year was offset by additional financing costs of capital leases.

Income Taxes

We computed our benefit for the nine months ended June 30, 2006 using the federal rate of 35% with no state benefit. For the nine months ended June 30, 2005 we used an effective tax rate of 40% on the US taxable income. In that period, we did not provide a benefit on foreign losses because we had no foreign carrybacks or deferred taxes against which to utilize those benefits, which resulted in a disproportionate tax rate.

Net Loss

Our net loss for the nine months ended June 30, 2006 was $1,934,000 ($0.40 per share, both basic and diluted). As a result of the taxes on US income exceeding our consolidated income before tax in the nine months ended June 30, 2005, we experienced a net loss of $137,000 ($.03 per share, both basic and diluted).

Impairment Charges

Our Baltimore clinical research unit has experienced losses since acquisition, including $690,000 and $1,980,000 in the three and nine months ended June 30, 2006, before adjustment. Although improvement had been achieved in operating results since acquisition prior to the current year, the acquisition of a major customer and subsequent cancellation of previously scheduled studies has seriously impacted current operating results. Establishing future profitable operations there will require additional sales effort in attracting new customers. Consequently, in connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2006, we have determined that there is a permanent impairment of value of the assets acquired, and have recorded a charge to general and administrative expenses of $1,100,000 to write down the value of fixed assests by $330,000 and other intangible assests by $387,000 and reduce the value of goodwill by $383,000 to adjust the values to our estimate of realizable values. We also recorded a deferred tax benefit of $385,000 related to this charge.

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

AMENDMENT

On August 14, 2006, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the "Prior Form 10-Q"), mistakenly believing that its independent accountant, KPMG LLP ("KPMG") had completed the review of the unaudited interim financial information as of and for the three and nine month periods ended June 30, 2006 set forth in the Prior Form 10-Q required by Statement on Auditing Standards No. 100, Interim Financial Statements (the "SAS 100 Review"). On August 15, 2006, KPMG informed the Company that KPMG had not completed its SAS 100 Review of the unaudited interim financial information included in the Prior Form 10-Q prior to the time the Prior Form 10-Q was filed with the U.S. Securities and Exchange Commission. The Company undertook to file an amended Form 10-Q upon completion of KPMG's SAS 100 review. Due to the fact that KPMG's SAS 100 Review had not been completed, the Company advised that the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of cash flows and notes to condensed consolidated financial statements as of and for the three and nine month periods ended June 30, 2006 included in the Prior Form 10-Q should not be relied upon.

In connection with the completion of KPMG's SAS 100 Review, KPMG and management identified certain material misstatements in connection with the impairment charges related to our Baltimore clinical research unit, as discussed above, and identified certain material weaknesses in our controls and procedures discussed in Item 4, Controls and Procedures, below.

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

ITEM 4.    CONTROLS AND PROCEDURES

In the initial report on Form 10-Q for the fiscal quarter ended June 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2006. Based on their most recent evaluation, and following the review of the letter from the Company's independent accountants, KPMG LLP ("KPMG"), discussed below, the Company’s Chief Executive Officer and Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were not effective, as of June 30, 2006, to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. This determination is based upon the material weaknesses identified below.

KPMG has presented a letter regarding the following items to the Audit Committee of the Board of Directors, dated August 29, 2006 relating to its review of the unaudited interim financial statements for the Company as of June 30, 2006, and for the three and nine months then ended (the “Letter”). KPMG noted certain conditions involving the Company’s internal control and its operation that KPMG considered to be “material weaknesses.” “Material weakness” was defined in the Letter as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity's internal control.” The material weaknesses noted by KPMG consisted of a failure to set an appropriate "tone at the top" to instill a company-wide attitude of control consciousness; failure to maintain adequate procedures for anticipating and identifying financial reporting risks and for reacting to changes in its operating environment that could have a material effect on financial reporting; failure to maintain adequately trained personnel to perform effective review of accounting procedures critical to financial reporting; and a lack of adequately trained finance and accounting personnel with the ability to apply U.S. generally accepted accounting principles associated with the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concurs with the assessment of KPMG and is currently reviewing its internal controls and procedures.

As a result of the aforementioned material weaknesses in internal control over financial reporting, material misstatements of our current condensed consolidated financial statements occurred and were identified. To correct these errors in accounting, we have filed this Amendment to Quarterly Report on Form 10-Q.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.    RISK FACTORS

In addition to the risk factors disclosed in Exhibit 99 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005, the following factor should be considered in evaluating our business and financial condition.

Our independent registered public accounting firm has advised management and our audit committee that they have identified material weaknesses in our internal controls and we have concluded that we have material weaknesses in our disclosure controls and procedures. Our business and stock price may be adversely affected if we do not remediate these material weaknesses or if we have other material weaknesses in our internal controls.

As we disclose in Part I, Item 4, "Controls and Procedures" of this Form 10-Q, our management and independent accountants have concluded that our disclosure controls and procedures were not effective as of June 30, 2006. While we are reviewing and intend to take immediate steps to correct our internal control weaknesses, the material weaknesses that have been discovered will not be considered remediated until new and improved internal controls operate for a period of time, are tested and it is concluded that such new and improved internal controls are operating effectively. Pending the successful completion of such testing, we will identify, develop and perform mitigating procedures relating to our internal control weaknesses.

Any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weaknesses could also cause investors to lose confidence in our reported financial information, which could harm our operations or results or cause us to fail to meet our reporting obligations, and could have a negative impact on the trading price of our stock. We cannot be certain that any steps we may take to improve our internal controls to address the identified material weaknesses will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

ITEM 5.    OTHER INFORMATION

In connection with the preparation of our financial statements for the fiscal quarter ended June 30, 2006, we concluded that there is a permanent impairment of value of the assets of one of the companies we acquired, and have recorded a charge to general and administrative expenses of $1,100,000 to write down the value of fixed assets by $330,000 and other intangible assets by $387,000, and reduce the value of goodwill by $383,000. We also recorded a deferred tax benefit of $385,000 related to this charge. Pursuant to the instructions to Item 2.06 of Form 8-K, the information required by such Item is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations above. Please see the heading Results of Operations — Impairment Loss on Intangible Assets and Goodwill, which information is incorporated herein by this reference.

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

Date:  August 29, 2006

By:  /s/ MICHAEL R. COX

Michael R. Cox
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 29, 2006