Form 10-Q/A
period 2006-06-30
BIOANALYTICAL SYSTEMS INC
filed 2006-11-01
CIK 720154

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
	(Restated)
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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Restated)		(Restated)

Service revenue	$7,956	$9,078	$25,548	$23,910
Product revenue	2,082	2,226	6,751	6,226

Total revenue	10,038	11,304	32,299	30,136

Cost of service revenue	6,343	5,434	18,965	16,570
Cost of product revenue	1,165	844	2,725	2,352

Total cost of revenue	7,508	6,278	21,690	18,922

Gross profit	2,530	5,026	10,609	11,214

Operating expenses:
Selling	625	718	2,038	1,919
Research and development	350	261	989	653
General and administrative	3,966	3,115	9,737	7,781

Total operating expenses	4,941	4,094	12,764	10,353

Operating (loss) income	(2,411)	932	(2,155)	861

Interest income	2	2	6	7
Interest expense	(272)	(250)	(780)	(782)
Other income	—	78	—	56
Gain on sale of property and equipment	—	34	—	21

Income (loss) before income taxes	(2,681)	796	(2,929)	163

Income tax (benefit) expense	(925)	440	(995)	300

Net income (loss)	$(1,756)	$356	$(1,934)	$(137)

Net income (loss) per share:
Basic	$(0.36)	$0.07	$(0.40)	$(0.03)
Diluted	$(0.36)	$0.07	$(0.40)	$(0.03)

Weighted common and common equivalent
shares outstanding:
Basic	4,892	4,871	4,879	4,870
Diluted	4,892	5,020	4,879	4,870

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005

	(Restated)

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

2.         Error Correction

In our Form 10-Q for the periods ended June 30, 2006 as originally filed, we reported an impairment charge on assets acquired in our 2003 acquisition of PharmaKinetics Laboratories, Inc. of $968, of which $383 was applied against goodwill and $585 was applied against other intangible assets. We subsequently determined that an error had been made in computing the impairment loss as a result of using too low an interest rate in discounting our expected cash flows used to quantify the impairment charge, and the assets to which the charge was allocated. In our restated 10-Q/A for the same periods, we increased our impairment charge to $1,100 (an increase of $132 reflected in general and administrative expenses), of which $383 was applied against goodwill, $387 was applied against other intangible assets, and $330 was applied against fixed assets. We also recorded a deferred tax benefit of $385 as a result of these charges, compared to a benefit of $251 as originally filed.

The impact on earnings of the above error correction was:

	As Originally Reported	Restated
Net loss:
Nine months ended June 30, 2006	$1,853	$1,934
Three months ended June 30, 2006	1,675	1,756

Net loss per share (basic and diluted):
Nine months ended June 30, 2006	$0.38	$0.40
Three months ended June 30, 2006	0.34	0.36

3.         Stock Based Compensation

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

We adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year. Our Condensed Consolidated Financial Statements as of June 30, 2006, and for the three and nine month periods then ended, reflect the impact of FAS 123R. In accordance with the modified prospective transition method, our Condensed Consolidated Financial Statements for prior periods do not include the impact of FAS 123R. Stock-based compensation expense for employee stock options recognized under FAS 123R for the three months and nine months ended June 30, 2006 was $71 and $210, respectively. We did not record any tax benefit related to these options.

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

4.         Intangible Assets and Impairment Loss

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

5.         Income (Loss) per Share

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

6.         Inventories

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

8.         Recent Accounting Pronouncements

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

ITEM 6.    EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 Form 10-Q for the quarter ended December 31, 1997).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(31)	31.1	Certification of Richard M. Shepperd +

31.2	Certification of Michael R. Cox +

(32)	32.1	Section 1350 Certifications +

(99)	99.1	Risk factors (incorporated by reference to Exhibit 99.1 to Form 10-K for the year ended September 30, 2005).

† Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/ RICHARD M. SHEPPERD

Richard M. Shepperd
President and Chief Executive
Officer (Principal Executive Officer)

Date:  November 1, 2006

By:  /s/ MICHAEL R. COX

Michael R. Cox
Vice President-Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  November 1, 2006