Form 10-K
period 2006-09-30
BIOANALYTICAL SYSTEMS INC
filed 2006-12-29
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2006.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     YES      NO

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES     NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES     NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES     NO

Based on the closing price on the NASDAQ stock market on March 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $22,390,000. As of December 20, 2006, 4,892,127 shares of registrant’s common shares were outstanding. No shares of registrant’s Preferred Stock were outstanding as of December 20, 2006.

Portions of the following documents have been incorporated by reference into this report:

Registrant’s Document	Parts Into Which Incorporated

Annual Report to security holders for the fiscal year ended September 30, 2006	Part II

Proxy Statement for Annual Meeting of Shareholders to be held February 15, 2007	Part III

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

Acquisitions

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc., a Maryland corporation (“PKLB”), became a majority owned subsidiary of the Company. Following the acquisition, PKLB was renamed BASi Maryland, Inc. The Company acquired this site to broaden its service offering base through the addition of Phase I and bioequivalence testing in human subjects. In addition, the Company wanted to establish a meaningful operating presence physically near current and potential clients on the East Coast of the United States (“U.S.”). This site’s operating performance prior to the acquisition had been poor. Since the acquisition, the Company had made significant organizational, managerial, staff, and physical plant changes to improve performance at the Baltimore clinic; however, the loss of a major client as a result of its acquisition during the current year caused a significant downturn in BASi Maryland's operating results. This resulted in the Company adjusting the carrying value of the assets of the operation in the third quarter of the current fiscal year.

LC Resources, Inc.

On December 13, 2002, the Company acquired LC Resources, Inc. (“LCR”), a privately held company with its operations in McMinnville, Oregon. The Company believes that, prior to the acquisition, LCR had a strong reputation in liquid chromatography and bioanalysis, and provides a location that is significantly closer to clients on the West Coast of the U.S.

Changing Nature of the Pharmaceutical Industry

The Company’s services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. The Company’s products are also marketed to academic and governmental institutions. The Company’s services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. The Company believes that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

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

Mergers and Acquisitions

Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, the Company believes they will continue to streamline operations, minimizing staffing which should lead to more outsourcing. This consolidation may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective drug development pipelines. In the current fiscal year, an acquisition of a significant client of our Baltimore clinic resulted in the client cancelling its scheduled work in our clinic, resulting in losses from their operations, As a result, we determined that the assets of that operation had been impaired, and recorded an adjustment to their value in our third fiscal quarter. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, Impairment of Long-lived Assets including Goodwill, and Note 1(i) to the Consolidated Financial Statements included herein.

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

Data Management Expertise

Our clients and the FDA require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. The Company has made significant investments in software throughout its contract services groups to optimize efficiency and ensure it complies with FDA regulations and client expectations.

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

Clients work with the Company’s preclinical services group to establish pharmacokinetics, pharmacodynamics and safety testing of the new drug. These safety studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by the Company’s bioanalytical services group provide kinetic, metabolism and dose-ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

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

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application (“NDA”) or Product License Application (“PLA”) to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices (“GMP”) guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The Company’s bioanalytical work per study grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

The Company performs Phase I studies at its clinic in Baltimore. Phase I services include bioavailability testing to monitor the rate and extent to which a drug becomes available in the blood. Bioavailability can also be used to compare the bioequivalence of similar generic and brand name drugs.

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

Company Services and Products

Overview

The Company operates in two business segments – contract research services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both segments arose out of the Company’s expertise in a number of core technologies designed to quantify trace chemicals in complex matrices. The Company evaluates performance and allocates resources based on these segments.

Services

The Company’s contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, clinical trials, regulatory compliance and quality control testing. Revenues from the Company’s services segment were $34.3 million for fiscal 2006. For additional financial information regarding the services segment, please see Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the services provided by the Company’s contract research services segment:

o
Product Characterization, Method Development and Validation: Analytical methods determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

o
Bioanalytical Testing: The Company analyzes specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at Company facilities in Indiana, Oregon and the United Kingdom (“UK”).

o
Stability Testing: The Company tests stability of drug substances and formulated drug products and maintains secure storage facilities necessary to establish and confirm product purity, potency and shelf life in West Lafayette, Indiana. The Company has multiple ICH (International Conference on Harmonization) validated controlled climate GMP (Good Manufacturing Practices) systems.

o
In Vivo Pharmacology: The Company provides preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in West Lafayette, Indiana using the Company’s robotic Culex® APS (Automated Pharmacology System) system and in Evansville, Indiana.

o
Preclinical and Pathology Services: The Company provides pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in its newly expanded Evansville, Indiana site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

o
Phase I & II(a) Clinical Trials: The Company performs Phase I human clinical trials in its 110-bed clinic in Baltimore. These are principally bioavailability and bioequivalence studies, both for generic drug and innovator pharmaceutical firms.

Research Products

The Company is focusing its products business on expediting preclinical screening of developmental drugs. The Company competes in very small niches of the multibillion dollar analytical instrument industry. The Company’s products business targets, and in some cases dominates, unique niches in life science research. The Company designs, develops, manufactures and markets state-of-the-art:

o	Robotic sampling systems and accessories (disposables, training, systems qualification)

o	In vivo microdialysis collection systems

o	Physiology monitoring tools

o	Liquid chromatography and electrochemistry instruments platform

Revenues for the Company’s products segment were $8.7 million for fiscal 2006. For additional financial information regarding the products segment, please see Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this report. The following is a description of the products offered by the Company:

o	The Culex® APS robotic automated pharmacology system is used by pharmaceutical researchers to monitor drug concentrations and response as a function of time. Compared to current manual methods, the Culex® offers greater than 80% reduction in test model use and comparable reduction in labor. The Culex® also offers computer-controlled blood sampling protocol, behavioral monitoring, flexibility to collect other biological samples, exceptional cost savings, significant reduction in model stress and expeditious data delivery.

o	Bioanalytical separation systems (liquid chromatography) used in connection with Windows® software, detect and quantify low concentrations of substances tracking complex chemical, physiological and behavioral effects in biological fluids and tissues from humans and laboratory animal models.

o	Specialized chemical analyzers monitor trace levels of organic chemicals such as neurotransmitters in biological samples using core electrochemistry, liquid chromatography and enzymology technologies to separate and quantify drugs, xenobiotics, metabolites and other chemicals in blood, cerebrospinal fluid and other biological media.

o	epsilon™ is a single liquid chromatography and electrochemistry instrument control platform for the separation systems and chemical analyzers noted above.

o	A line of miniaturized in vivo sampling devices sold to drug developers and medical research centers, assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

o	Vetronics small animal diagnostic electro-cardiogram and vital signs monitors are used primarily in veterinary clinics with growing applications in preclinical research.

Clients

Over the past five years, the Company has regularly provided its services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by 2006 research and development spending. Approximately 13% of the Company’s revenues are generated from customers outside of North America.

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

Pfizer (including its predecessor companies) is the Company’s largest client. Pfizer accounted for approximately 7.3%, 10.1% and 12.5% of the Company’s total revenues in fiscal 2006, 2005 and 2004, respectively. Pfizer accounted for 12.8% and 6.0% of total trade accounts receivable at September 30, 2006 and 2005, respectively.

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

The Company’s products and services are sold directly to the client. The Company has seventeen employees on its business development staff. In late fiscal 2005, this team was reorganized under a new executive vice president, with more clearly defined sales objectives, territories and incentives. The Company also attends multiple trade shows in many disciplines and has created a collection of web sites, catalogs, training and technical support literature, media presentations, branding, workshops and academic publications.

Sales, marketing and technical support are based in the Company’s corporate headquarters located in West Lafayette, Indiana. The Company also maintains offices in Baltimore, Maryland; Evansville, Indiana; McMinnville, Oregon; and Warwickshire, UK. For additional financial information relating to geographic segments, please see Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

Bioanalytical Systems, Ltd., a wholly owned, UK-based subsidiary, provides a direct liaison with research service clients in Europe and maintains a laboratory to provide those services, as well as a distribution center for the Company’s European sales of products. In addition, the Company has a network of 18 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of the Company’s distributor relationships are managed from the Company’s headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support the Company’s distributor network.

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

Competition

Services

The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations (“CROs”) that compete in this industry. The largest CRO competitors offering research services similar to the Company’s include:

o	Covance, Inc.
o	Pharmaceutical Product Development, Inc.
o	Charles River Laboratories, Inc.
o	MDS Health Group Ltd.

CROs generally compete on:

o	regulatory compliance record and quality system
o	previous experience
o	medical and scientific expertise in specific therapeutic areas
o	scientist-to-scientist relationships
o	quality of contract research
o	financial viability
o	database management
o	statistical and regulatory services
o	recruiting investigators
o	integrating information technology with systems to optimize research efficiency
o	an international presence with strategically located facilities
o	price

Several of the Company’s competitors have significantly greater financial resources than the Company.

Products

The Company was founded as a provider of instrumentation and products utilized in life sciences research laboratories, the product niche it serves today. The Company targets underserved markets not addressed by larger capital equipment manufacturers. While the Company must sometimes compete on price with its products, the Company mainly competes on its overall value proposition, providing equipment that enables its customers to attain premium scientific laboratory information, on a reasonable operating investment. The Company continually invests in refinement of its products, and in new product opportunities that meet its operating objectives.

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

Chemical Analysis: The Company competes with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include market presence, product quality, reliability and price. The Company believes it competes well in its niche markets because of its reputation and the quality of its products, together with the technical assistance and service it offers. Many of the Company’s competitors are much larger and have greater resources than the Company, which makes it difficult for the Company to capture business from clients other than those who need the Company’s unique capabilities.

Vetronics/in vivo sampling devices: There are few competitors in this area of the Company’s business. The Company is the largest vendor in these very small, technically demanding niches.

Government Regulation

The Company is subject to various regulatory requirements designed to ensure the quality and integrity of its data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice (“GLP”), Good Manufacturing Practice (“GMP”), and Good Clinical Practice (“GCP”) guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed, authorized documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in additional regulatory sanctions and, in severe cases, could also result in a discontinuance of selected Company operations. Since October 2004, the company has been audited, on a routine basis, by the FDA and UK’s MHRA five times; twice in West Lafayette, and once each in the UK, Evansville, and Baltimore locations. Of the four FDA audits, three were without findings; the audit’s findings in Baltimore were addressed and the UK facility was found to be compliant with GLP and GCP. There were no material, adverse findings in any of these audits.

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

Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of the Company’s contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

o	Resources - organization, personnel, facilities and equipment

o	Rules - protocols and written procedures

o	Characterization - test items and test systems

o	Documentation - raw data, final report and archives

o	Quality assurance unit - formalized internal audit function

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

Clinical Services

The Company’s Clinical Research Unit in Baltimore is principally subject to GCP guidelines that cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures (“SOP”), reporting adverse reactions to drugs and maintaining thorough and accurate records. The Company must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to the Company’s facility and may be reviewed by the FDA during audits. In the fall of 2005, the facility was audited by the FDA. The FDA cited areas for needed improvement, which we have addressed and responded to the FDA concerns.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, the Company has established quality assurance programs at its facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for the Company’s SOPs where applicable. On an ongoing basis, the Company endeavors to standardize SOPs across all relevant operations. In addition, the Company has both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory generated study data. In fiscal 2004, the Company purchased similar 21 CFR Part 11 compliant software for its preclinical research group. At the end of fiscal 2006, the Company’s laboratory operations were fully in compliance with 21 CFR Part 11, in its analytical, bioanalytical, toxicology, lab information management, and document management systems, and all of these systems were formally validated and released for use in regulated studies.

Also in fiscal 2004, the Company initiated implementation of a new Enterprise Resource Planning (“ERP”) system, which was launched at all the Company’s locations in the third quarter of fiscal 2005. The implementation of this system is ongoing, with various additional phases planned for fiscal 2007. The introduction of a new ERP system is part of the Company’s response to the Sarbanes-Oxley Act (the “Act”). The Company determined that it was not practical to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at its various locations. As part of the implementation of the new system, documentation has been and will continue to be developed, and testing procedures initiated, in preparing for management’s assessment and report on internal controls over financial reporting required by the Act for fiscal 2008. Although the Company is working diligently to ensure that the ERP system and related procedures will be adequately installed and successfully tested by September 30, 2008, there can be no assurance that all necessary procedures required by the Act will be completed by that date.

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

HIPAA

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that govern the disclosure of confidential medical information in the United States. The Company has had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believes that we are in compliance with the current EU (European Union) and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and we intend to take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

Research and Development

In fiscal 2006, 2005 and 2004 the Company spent $1.4 million, $1.3 million, and $1.1 million, respectively, on research and development. Separate from the Company’s contract research services business, the Company maintains applications research and development to enhance its products business.

Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs and reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

The Company currently holds nine federally registered trademarks, as well as one copyright registration for software. The Company also maintains a small pool of issued and pending patents. Most of these patents are related to the Company’s Culex® or in vivo product line. Of these patents, most are either issued or pending in the United States, although there are also patents issued and pending in the European Union and Japan. Although the Company believes that at least two of these patents are important to the Culex® product line, the success of the Culex® business is not dependent on the Company’s intellectual property rights because the Company also generates client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, the Company relies on trade secrets, unpatented know-how and continuing applications research which it seeks to protect through means of reasonable business procedures, such as confidentiality agreements. The Company believes that the greatest value that it generates for its clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to the Company’s business, and the Company has a variety of alternative suppliers for its essential components.

Employees

At September 30, 2006, the Company had 330 full-time employees. All employees enter into confidentiality agreements intended to protect the Company’s proprietary information. The Company believes that its relations with its employees are good. None of the employees of the Company are represented by a labor union. The Company’s performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following information concerns the persons who served as the executive officers of the Company as of September 30, 2006. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position

Peter T. Kissinger, Ph.D	61	Chairman of the Board; Chief Scientific Officer; Director
Richard M. Shepperd	66	President and Chief Executive Officer
Ronald E. Shoup, Ph.D	54	Chief Operating Officer, BASi Contract Research Services
Michael R. Cox	59	Vice President, Finance; Chief Financial Officer; Treasurer
Edward M. Chait, Ph.D	64	Executive Vice President
Candice B. Kissinger	54	Senior Vice President, R&D; Secretary; Director
Craig S. Bruntlett, Ph.D	57	Senior Vice President, Sales Development
Lina L. Reeves-Kerner	55	Vice President, Human Resources

Peter T. Kissinger, Ph.D. founded the Company in 1974 and had served as its Chairman, President and Chief Executive Officer from 1974 until September, 2006, when he resigned the position of President and Chief Executive Office to assume the role of Chief Scientific Officer. He is also a part-time Professor of Chemistry at Purdue University, where he has been teaching since 1975. Dr. Kissinger has a Bachelor of Science degree in Analytical Chemistry from Union College and a Ph.D. in Analytical Chemistry from the University of North Carolina.

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

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, on an interim basis, and is expected to serve for one year or less. Mr. Shepperd, 66, served for the past two years with Able Laboratories, Inc., of Cranbury, New Jersey (“Able”) as its Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd’s duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company’s assets. Able was not affiliated with the Company. For the three years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

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

Edward M. Chait, Ph.D. has been Executive Vice President, Chief Scientific Officer since August, 2005. Prior to that, from August 2003, Dr. Chait served as the Chief Executive Officer of Spectral Genomics, Inc., a developer of products and services related to molecular genetics and diagnostics enabling the identification of the causal factors of disease at the genetic level. From 2001 to 2003, Dr. Chait served as the Chief Executive Officer of PharmaCore, Inc., a small-molecule drug discovery company providing molecular building blocks, custom organic synthesis and GMP services to biotechnology and pharmaceutical companies. From 1991 to 2001, Dr. Chait was Senior Vice President in charge of Business Development for Intergen Company, a manufacturer of cell culture, diagnostic and research products. Since 2002, Dr. Chait has also served as an advisor to the Purdue Cancer Center, a National Cancer Center designated basic-research cancer center. From 1968 to 1991, Dr. Chait held positions of increasing responsibility in marketing and business development at DuPont in instrument and life science products. Dr. Chait has a Ph.D. in chemistry from Purdue.

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

Craig S. Bruntlett, Ph.D. has been Senior Vice President of Sales Development since September 2005. Prior to that, he was Senior Vice President of International Sales from 1999. From 1992 to 1999 he was Vice President, Electrochemical Products. From 1980 to 1990, Dr. Bruntlett was Director of New Products Development for the Company. Dr. Bruntlett has a Bachelor of Arts degree in Chemistry and Mathematics from St. Cloud State University in Minnesota and a Ph.D. in Chemistry from Purdue University.

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

Item 1A.    Risk Factors.

While it is impossible to identify all such factors, the risks and uncertainties that may affect the operations, performance and results of the Company’s business include the following:

A reduction in research and development budgets at pharmaceutical and biotechnology companies may adversely affect our business.

Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to outsource the products and services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies. Similarly, economic factors and industry trends that affect our clients in these industries also affect our business.

Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.

The biotechnology, pharmaceutical and medical device industries generally and Contract Research ("CRO") services more specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

The CRO services industry is highly competitive.

The CRO services industry is highly competitive. We often compete for business not only with other CRO companies, but also with internal discovery and development departments within our clients, some of which are large pharmaceutical and biotechnology companies with greater resources than we have. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities much larger than ours. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

The loss of our key personnel could adversely affect our business.

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract, manage and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit, manage or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect us.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations.     Changes in regulation could increase our expenses or limit our ability to offer some of our services or products.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could hurt our financial condition and business.

Our activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our ability to pay. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for CRO services are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

o	products being tested fail to satisfy safety requirements;
o	products have undesired clinical results;
o	the client decides to forego a particular study;
o	inability to enroll enough patients in the study;
o	inability to recruit enough investigators;
o	production problems cause shortages of the drug; and
o	actions by regulatory authorities.

The termination of one or more significant Contracts could have a material adverse effect on our quarterly or annual financial results.

Our Products business depends on our intellectual property.

Our products business is dependent, in part, on our ability to obtain patents in various jurisdictions on our current and future technologies and products, to defend our patents and protect our trade secrets and to operate without infringing on the proprietary rights of others. There can be no assurance that the our patents will not be challenged by third parties or that, if challenged, those patents will be held valid. In addition, there can be no assurance that any technologies or products developed by us will not be challenged by third parties owning patent rights and, if challenged, will be held not to infringe on those patent rights. The expense involved in any patent litigation can be significant. We also rely on unpatented proprietary technology, and there can be no assurance that others will not independently develop or obtain similar products or technologies.

We might incur substantial expense to develop products that are never successfully developed and commercialized.

We have incurred and expect to continue to incur substantial research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons, including:

o	inability to develop products that address our customers' needs;
o	competitive products with superior performance;
o	patent conflicts or unenforceable intellectual property rights;
o	demand for the particular product; and
o	other factors that could make the product uneconomical.

Incurring significant expenses for a potential product that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

We dose human volunteers with new drug candidates in our clinical operations.

Our clinical research services involes the introduction of experimental pharmaceutical compounds into consenting human volunteers during the studies of such compounds. This activity may expose us to liability as a result of adverse reactions of these volunteers to the compounds being tested. We seek to limit our risk through "hold harmless" provisions with the volunteers, obtaining indemnity from the sponsors, and by maintaining insurance. We bear the risk that these agreements may not protect us from liabilities, that our insurance may not be sufficient to cover our losses, and that such insurance may not continue to be available on terms acceptable to us.

Contract research services create a risk of liability.

In certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring the Company to be indemnified by the client or covered by the clients’ product liability insurance policies. Although most of the Company’s clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or the liability would exceed the amount of applicable insurance. Furthermore, we could be held liable for errors and omissions in connection with the services we perform. There can be no assurance that our insurance coverage will be adequate, or that insurance coverage will continue to be available on acceptable terms or that we can obtain indemnification arrangements or otherwise be able to limit its liability risk.

If we are unable to attract suitable willing volunteers for our clinical trials, our clinical business might suffer.

The clinical research studies we run in our Baltimore laboratory rely upon the ready accessibility and willing participation of volunteer subjects. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase I clinic in Baltimore, Maryland, which to date has provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing volunteers on a consistent basis.

We may expand our business through acquisitions.

We review many acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

o	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
o	diversion of management's attention from current operations;
o	the possibility that we may be adversely affected by risk factors facing the acquired companies;
o
acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

o	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller;
o	loss of key employees of the acquired companies.

Changes in government regulation or in practices relating to the pharmaceutical industry could change the need for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies comply with the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we have difficulty satisfying, or that make our services less competitive, could substantially change the demand for our services. Also, if the government increases efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development.

Privacy regulations could increase our costs or limit our services.

The US Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These regulations demand greater patient privacy and confidentiality. Some state governments are considering more stringent regulations. These regulations might require us to increase our investment in security or limit the services we offer. We could be found legally liable if we fail to meet existing or proposed regulation on privacy and security of health information.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we would have fewer business opportunities for our business, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

Reliance on air transportation.

Our laboratories and certain of our other businesses are heavily reliant on air travel for transport of samples and other material, products and people, and a significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

We have experienced periods of losses on our operating activities.

Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, Company-wide efficiency activities intended to increase productivity and reduce costs including personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations. We cannot assure that our efforts will result in increased profitability for any meaningful period of time.

The outsourcing trend in the biotechnology and pharmaceutical industries may decrease, which could slow our growth.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like the Company. While industry analysts expect the outsourcing trend to continue for the next several years, a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability.

Our operations and financial results could be significantly affected by the above-mentioned risks.

Our previous independent registered public accounting firm advised management and our audit committee that they identified material weaknesses in our internal controls and we have concluded that we had material weaknesses as of June 30, 2006. Our business and stock price may be adversely affected by these identified material weaknesses if we do not remediate them or if we have other material weaknesses in our internal controls.

As we disclose in Part II, Item 9, “Controls and Procedures” of this Form 10-K, our management and previous independent accountants concluded that a material weakness existed in our internal controls as of June 30, 2006. The Company has instituted measures to address these risks. We believe these actions have addressed the weaknesses cited by our previous independent accountants. However, any failure to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weaknesses could also cause investors to lose confidence in our reported financial information, which could harm our operations or results or cause us to fail to meet our reporting obligations, and could have a negative impact on the trading price of our stock. We cannot be certain that any steps we may take to improve our internal controls to address the identified material weaknesses will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

Item 1B.    Unresolved Staff Comments.

Not applicable.

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

•    BASi Clinical Research Unit (BASi Maryland) in Baltimore, Maryland occupies a seven story, 126,000 square foot historic building in downtown Baltimore. On January 5, 2005, this building was sold to a developer and the Company and the developer entered into a three-year lease back for approximately 85% of the space in the building. This site contains a 110 bed, three ward, Phase I Clinical Trials facility along with administrative offices committed to recruitment and enrollment of study participants, medical and clinical trials staff, data management, and later phase Clinical Trials Management. The Company intends to use the lease back period to develop its long-term space alternatives.

•    Bioanalytical Systems, Ltd., Warwickshire, UK contains the Company’s contract services and instruments operations in roughly 12,000 square feet of leased space for laboratories, sales and technical support services in the U.K.

•    BASi Northwest Laboratory is in McMinnville, Oregon, approximately 40 miles from Portland. The Company leases roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

The Company believes that its facilities are adequate for the Company’s operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Notes 3, 5 and 6 to the Notes to Consolidated Financial Statements.

Item 3.    Legal Proceedings.

The Company does not have any current pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

You can find information regarding the market for the Company’s common shares and related stockholder matters under the heading “Common Shares” in our 2006 Annual Report. That information is incorporated herein by reference.

Equity Compensation Plan Information

The Company maintains stock option plans that allow for the granting of options to certain key employees and directors of the Company. The following table gives information about equity awards under the stock option plans of the Company:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved
by security holders	353,870	$ 4.96	300,375

Equity compensation plans not
approved by security holders(1)	50,000	$ 5.14	—

Total	403,870	$ 4.98	300,375

(1)     Includes option to purchase 25,000 shares at $4.57 granted April 1, 2004, and 25,000 shares at $5.69 granted August 1, 2005. Each of these grants is fully vested expire after 10 years.

For additional information regarding the Company’s stock option plans approved by security holders, please see Note 8, to the Consolidated Financial Statements included in Item 8 of this report.

Item 6.    Selected Financial Data.

You can find Selected Financial Data for each of our five most recent fiscal years in our 2006 Annual Report under “Selected Consolidated Financial Data”. That information is incorporated herein by reference.

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

In addition, the Company has based these forward-looking statements on its current expectations and projections about future events. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. The following discussion and analysis should be read in conjunction with Selected Consolidated Financial Data and the Company’s Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that involve risks and uncertainties which are discussed in Item 1A, Risk Factors. The Company’s actual results could differ materially from those discussed in the forward-looking statements.

Overview

The business of Bioanalytical Systems, Inc. is dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work, and our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major “block-buster” drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to- market of their products. Contract research organizations (“CRO’s”) have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs, and to increase the speed of research and data development necessary for new drug applications.

The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. That sector of the drug industry has seen significant growth in the past decade, and, we believe, will continue to experience strong growth in the foreseeable future. Generic drug companies provide a significant source of new business for CRO’s as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are “single-molecule” entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the clinical research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including BASi. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO’s to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which change the risk profile and appetite of investors.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2006		2005		2004

Service revenue	79.7%		77.7%		67.1%
Product revenue	20.3		22.3		32.9

Total revenue	100.0%		100.0%		100.0%

Cost of service revenue (a)	74.9		71.6		85.6
Cost of product revenue (a)	40.6		36.7		34.9

Total cost of revenue	67.9		63.8		69.0

Gross profit	32.1		36.2		31.0

Total operating expenses	40.0		33.2		30.3

Operating income (loss)	(7.9)		3.0		0.7

Other (expense)	(2.4)		(2.3)		(2.3)

Income (loss) before income taxes	(10.3)		0.7		(1.6)

Income tax expense (benefit)	(4.2)		0.9		(1.0)

Net (loss)	(6	.1)%	(0	.2)%	(0	.6)%

(a)    Percentage of service and product revenues, respectively.

Year Ended September 30, 2006, Compared with Year Ended September 30, 2005

Total revenue for the year ended September 30, 2006 increased 1% to $43.0 million from $42.4 million for the year ended September 30, 2005. Service revenue increased to $34.3 million for the year ended September 30, 2006 from $33.0 million for the year ended September 30, 2005, an increase of 4%. This increase was the result of 36% growth in our toxicology business, offset by a 25% decline in revenues of our clinical research unit. Revenues in our bioanalytical laboratories were essentially flat compared to the prior year. The revenue decline in our clinical research unit was the result of the acquisition of its largest client, resulting in the cessation of research by them in our facility. As a consequence, we revalued the assets of that unit, recording an impairment charge in the third quarter of our 2006 fiscal year (discussed below). Revenues in our bioanalytical laboratories were negatively impacted by delays in critical projects by our clients. Our revenues from products declined in the current year to $8.7 million, an 8% decline from last year’s product revenues of $9.4 million. This decline was across our product line. In the fiscal year ended September 30, 2006, we did not have any major new adopters of our Culex® system, which resulted in flat year-to-year sales. Our mature analytical instruments line continued prior trends of declining sales. Inflation in prices did not have a material impact on revenue increases.

Costs of revenue increased 8% to $29.2 million for the year ended September 30, 2006 from $27.1 million for the year ended September 30, 2005. This increase of $2.2 million was due to:  a) increases in the cost of service revenue as a result of the capacity added in our bioanalytical laboratories in fiscal 2005 which was not fully utilized in the current fiscal year as a result of the lack of revenue growth in the current year, b) increased staffing in our in vivo pharmacology unit as we increased our commercial offerings, and c) additional costs in our toxicology business as a result of its growth. Cost of revenue as a percentage of revenues increased in both service and product segments due to the lower utilization of capacity. A significant portion of our production costs are relatively fixed, which results in decreased margins as we decrease our utilization of facilities. Costs of revenue for the Company’s products segment increased to 40.6% as a percentage of product revenue for the year ended September 30, 2006 from 36.7% of product revenue for the year ended September 30, 2005.

Selling expenses for the year ended September 30, 2006 increased by 6% to $2.7 million from $2.6 million during the year ended September 30, 2005, as we filled positions in our expanded sales group during the year. Research and development expenses for the year ended September 30, 2006 increased 9% to $1.4 million from $1.3 million for the year ended September 30, 2005. This increase is primarily due to additional research activities around our Culex® product line.

General and administrative expenses for the year ended September 30, 2006 increased 18% to $12.0 million from $10.2 million for the year ended September 30, 2005. In September of 2006, in order to address our lack of profitability, we reduced our headcount by approximately 12%, which resulted in severance costs of $600,000. In fiscal 2006, we began expensing employee stock options, increasing expenses by $319,000. Our provision for bad debts increased by $480,000, principally the result of one contract that we were not able to collect. Increases in our costs of health insurance, property taxes, outside audit, and additional administrative support of our growth in toxicology were major contributors to the remainder of the increase.

In our third fiscal quarter of the current year, we determined that, due to the loss of a significant customer in our clinical research unit, there had been a permanent impairment of the value of its assets. We determined that the carrying value of the unit's assets exceeded their fair value, requiring adjustment. The adjustment of $1.1 million is shown as a separate line item in our 2006 Consolidated Statement of Operations.

Other income (expense), net, was $(1,013,000) for the year ended September 30, 2006 as compared to $(969,000) in the year ended September 30, 2005, as a result of increased interest expense. We reduced our average outstanding borrowings on both our revolving line of credit and our mortgage financing, while adding $1.5 million of lease financing to acquire laboratory equipment.

The Company’s effective tax rate was 41.2% for the benefits of our loss for fiscal 2006.

As a result of the above, the Company lost $0.53 per share in fiscal 2006, both basic and diluted, compared to a net loss in fiscal 2005 of $0.02 per share, both basic and diluted.

Year Ended September 30, 2005, Compared with Year Ended September 30, 2004

Total revenue for the year ended September 30, 2005 increased 14% to $42.4 million from $37.2 million for the year ended September 30, 2004. Service revenue increased to $33.0 million for the year ended September 30, 2005 from $24.9 million for the year ended September 30, 2004, an increase of 33%. This increase came from all domestic locations, as we had strong growth in our bioanalytical laboratories, our toxicology facility, and our clinical research unit. Our laboratory in the UK had a decline in revenues. Our revenues from products declined in fiscal 2005 to $9.4 million, a 23% decline from prior fiscal year’s product revenues of $12.2 million. This decline was across our product line, following a particularly strong year in product sales in fiscal 2004. In the fiscal year ended September 30, 2005, we did not have any major new adopters of our Culex® system, whereas the prior fiscal year’s sales had been strongly influenced by some major buying programs by our customers. Our sales of Culex® supplies, on the other hand, increased due to the larger installed base of Culex® users. Inflation in prices did not have a material impact on revenue increases.

Costs of revenue increased 6% to $27.1 million for the year ended September 30, 2005 from $25.6 million for the year ended September 30, 2004. This increase of $1.5 million was due to increases in the cost of service revenue as a result of the significant increase in the volume of our services business in fiscal 2005, partially offset by a reduction in the cost of product revenue resulting from the decrease in the number of products sold and a change in product mix. Cost of service revenue as a percentage of service revenues decreased due to the higher utilization of capacity in our Services segment. A significant portion of our costs in our Services segment are relatively fixed, which results in increasing margins as we increase our utilization of facilities. Costs of revenue for the Company’s products segment increased to 36.7% as a percentage of product revenue for the year ended September 30, 2005 from 34.9% of product revenue for the year ended September 30, 2004. This small change was the result of lower utilization of manufacturing capacity.

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

The Company’s effective tax rate was 135% for fiscal 2005 as a result of foreign taxable losses which reduced our pre-tax income by approximately $800,000, without corresponding tax benefit. The prior year’s tax benefit was the result of a U.S. loss which we could carry back against prior year’s income, and foreign income for which foreign tax loss carryforwards were available.

As a result of the above, the Company lost $0.02 per share in fiscal 2005, both basic and diluted, compared to a net loss fiscal 2004 of $0.04 per share, both basic and diluted.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, the Company’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2006, the Company had cash and cash equivalents of $1.6 million compared to $1.3 million at September 30, 2005.

The Company’s net cash generated by operating activities was $3.9 million for the year ended September 30, 2006, compared to cash used of $0.5 million in fiscal 2005 and cash generated of $2.8 million in fiscal 2004. Cash generated was primarily from improved collection of receivables, generating $4.5 million, offset by a reduction in customer advances of $1.7 million. Non-cash charges to operations of $3.9 million for depreciation and amortization, and $1.1 million for the impairment of long-term assets in our clinical research unit increased our loss, but did not consume cash. Our receivables vary depending on where we stand in our mix of contracts, however, we believe that new procedures instituted during the year in billings and collections contributed to the improved cash flow.

Cash used by investing activities was $1.5 million for the year ended September 30, 2006 compared to cash provided of $3.6 million and cash used of $3.5 million for the years ended September 30, 2005 and 2004, respectively. During fiscal 2005, the Company sold and leased back its building in Baltimore, MD. This transaction resulted in net cash to the Company of $5.9 million, which helped finance the $2.3 million investment in capital assets in fiscal 2005. In fiscal 2006, our investments were in recurring capital asset additions and replacements.

Cash used by financing activities was $2.0 million for the year ended September 30, 2006, compared to cash used of $2.8 and cash provided of $0.3 million, respectively for fiscal 2005 and 2004. Cash utilized in fiscal 2006 was used for payment of debt and lease obligations.

In January, 2005 the Company sold and leased back its facility in Baltimore, Maryland. The sales price was $6.5 million, and the Company leased back the majority of the space through December, 2007. After transaction expenses, the Company generated $5.9 million in cash from this transaction, which was used to reduce outstanding debt and increase working capital.

Capital Resources

Total expenditures by the Company for property and equipment were $1.7 million, $2.3 million (funded by proceeds from the sale of the Baltimore building), and $3.6 million (funded by funds generated from operations, long-term debt and revolving credit), in fiscal 2006, 2005 and 2004, respectively. Expenditures in fiscal 2006 and 2005 were primarily for the purchase of laboratory equipment. In fiscal 2004, expenditures were for completion of facilities expansion in West Lafayette and Evansville, Indiana, and improvements in the Baltimore clinical facility. The decline in capital expenditures in fiscal 2006 is the result of the completion of expansion programs. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services to be provided by the Company, and by the replacement or upgrading of the Company’s equipment. Additionally, the Company funded $1.5 million of laboratory equipment in fiscal 2006 through capital leases. Although the Company may consider strategic acquisition opportunities it does not intend to aggressively pursue additional acquisitions until the Company is fully utilizing existing capacity.

The Company has a revolving credit facility of $6 million with a commercial bank and three mortgage notes payable to another bank aggregating $8.5 million. Borrowings under these credit agreements are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s U.S. subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman. Under the terms of these credit agreements, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Details of each debt issue are discussed below. We were not in compliance with our loan covenants at September 30, 2006, and have received a waiver from our bank of the non-compliance. In connection with the waiver, our bank raised our rate from LIBOR plus 250-300 basis points to LIBOR plus 325 basis points, or from prime plus 25 basis points to prime plus 50 basis points, increased our fee on the unused portion of the line from 25 basis points to 37.5 basis points, and limited capital additions for fiscal 2007 to $1.2 million. None of the other provisions of the Company’s debt agreement are expected to have an impact on operations. The Company expects to be in compliance with the loan covenants throughout fiscal 2007.

The maximum amount available under the terms of the Company’s revolving line of credit is $6 million with outstanding borrowings limited to the borrowing base as defined in the agreement. As of September 30, 2006 there were no outstanding balances on this line of credit. Interest accrues monthly on the outstanding balance at the bank’s prime rate to prime rate plus 50 basis points or at LIBOR plus 325 basis points, as elected by the Company. As of September 30, 2006 the prime rate was 8.25%. The Company paid a fee equal to 37.5 basis points on the unused portion of the line of credit. Borrowings under the facility are based on a lending formula utilizing the Company’s accounts receivable and inventory. At September 30, 2006 the Company had $1.8 million available under the facility after offsetting a $2 million outstanding letter of credit which secures the Baltimore lease (this letter of credit reduces to $1.0 million in January 2007). The Company’s line of credit is a revolver against which the Company applies cash receipts, and draws cash as needed. The line of credit is committed until January, 2008.

The Company has three outstanding mortgages with a commercial bank on its facilities in West Lafayette and Evansville, Indiana, with essentially the same terms, which total $8.5 million. The mortgages have a fixed interest rate of 5.69% through June, 2007 and mature in November 2012. See Note 6 to the Consolidated Financial Statements.

The following table summarizes the cash payments under the Company’s contractual term debt and lease obligations at September 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flows in future periods (amounts in thousands). The table does not include the Company’s revolving credit facility.

	2007	2008	2009	2010	2011	After 2011	Total

Mortgage notes payable	$361	$384	$407	$431	$456	$6,507	$8,546
Subordinated debt*	360	4,477	—	—	—	—	4,837
Capital lease obligations	472	510	582	424	132	—	2,120
Operating leases	2,139	491	69	8	—	—	2,707

	$3,332	$5,862	1,058	863	$588	$6,507	$18,210

*  Subordinated debt includes notes to related parties.

The Company expects to spend approximately $1.2 million in fiscal 2007 on capital assets, primarily laboratory equipment. As of September 30, 2006, no firm commitments had been made to purchase capital assets.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest-bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures.

Based on its current business activities, the Company believes cash generated from its operations and amounts available under its existing credit facilities will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future and through September 30, 2007. The Company has $4.0 million of subordinated convertible notes maturing in January, 2008 which will require the Company to develop sources to fund the payment.

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

The Company’s product revenue is derived primarily from sales of equipment utilized for scientific research. Revenue from equipment not requiring installation, testing or training is recognized upon shipment to customers. One Company product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from this product is recognized upon completion of the installation, testing and training.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as “indefinite lived assets”, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s indefinite lived assets over the implied fair value of those indefinite lived assets. The implied fair value of the indefinite lived assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s indefinite lived assets.

Our clinical research unit was acquired in a business combination in fiscal 2003. It had experienced losses since acquisition, including $2,952,000 in fiscal 2006 before impairment charge. Although improvement had been achieved in operating results since acquisition prior to fiscal 2006, the acquisition of one of its major customers by a company that had other clinical study providers, and the subsequent cancellation of previously scheduled studies seriously impacted operating results in fiscal 2006. Establishing future profitable operations of the unit will require additional sales effort to attract new customers. Consequently, in the third quarter of fiscal 2006, we determined that there was a permanent impairment of value of the assets acquired (net of accumulated amortization), and recorded an impairment loss of $1,100,000 to write down the value of property and equipment by $330,000, other intangible assets by $387,000 and reduce the value of goodwill by $383,000 to adjust the values to our estimate of realizable values. We also recorded a deferred tax benefit of $436,000 related to these charges. The clinical research unit is included in the Services segment in the financial statements and footnotes.

Income Tax Accounting

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws expected to be in effect at the time the differences reverse.

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

New Accounting Pronouncements

The following two pronouncements were adopted by the Company for periods beginning October 1, 2005.

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. The Company’s historical costing methodology substantially conformed with this standard; therefore, the Company did not experience any change from this pronouncement.

In December, 2004, SFAS No. 123 (Revised) ("SFAS 123R") was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock based employee incentives, and charge this value to operations over the period earned, generally the vesting period. The Company incurred expenses, net of tax benefit, of $319,000 in fiscal 2006 (see Note 1 to financial statements), relating to SFAS 123R.

The following recent pronouncements may impact the Company’s accounting policies:

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it in the fiscal year beginning October 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company in the fiscal year beginning October 1, 2008.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements; Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. We will be required to comply with the guidance in SAB 108 in our financial statements for our fiscal year ending September 30, 2007.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

The Company’s primary market risk exposure with regard to financial instruments is the changes in interest rates. The Revolving Credit Agreement between the Company and National City Bank bears interest at a rate of either the bank’s prime rate plus 50 basis points, or at LIBOR plus 325 basis points, depending in each case upon the ratio of the Company’s interest-bearing indebtedness (less subordinated debt) to EBITDA, at the Company’s option. Historically, the Company has not used derivative financial instruments to manage exposure to interest rate changes. The Company estimates that a hypothetical 10% adverse change in interest rates would not materially affect the consolidated operating results of the Company. While the interest on the Company’s revolving line of credit is at variable rates, the Company’s real estate mortgages are fixed at 5.69% interest until June 2007.

The Company operates internationally and is, therefore, subject to potentially adverse movements in foreign currency rates change. The effect of movements in the exchange rates was not material to the consolidated operating results of the Company in fiscal years 2006, 2005 and 2004. The Company estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not materially affect the consolidated operating results of the Company.

Item 8.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioanalytical Systems, Inc.

We have audited the accompanying consolidated balance sheet of Bioanalytical Systems, Inc. and Subsidiaries as of September 30, 2006 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. and Subsidiaries as of September 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC
Indianapolis, Indiana
December 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Bioanalytical Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Bioanalytical Systems, Inc. and subsidiaries as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bioanalytical Systems, Inc. and subsidiaries as of September 30, 2005, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

January 7, 2006

BIOANALYTICAL SYSTEMS, INC.
Consolidated Balance Sheets
At September 30,

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$1,647,066	$1,254,269
Accounts receivable:
Trade, net of allowance for bad debts of $520,000 in 2006 and $40,000 in 2005	6,492,375	10,351,881
Unbilled revenues and other	1,545,297	2,677,130
Inventories	1,887,093	2,041,335
Deferred income taxes	603,797	380,765
Refundable income taxes	888,087	—
Prepaid expenses	599,043	429,690

Total current assets	13,662,758	17,135,070

Property and equipment:
Land and improvements	449,479	431,110
Buildings and improvements	21,584,083	22,333,119
Machinery and equipment	20,662,670	19,104,934
Office furniture and fixtures	1,425,136	1,457,130
Construction in process	252,489	57,812

	44,373,857	43,384,105

Less accumulated depreciation and amortization	(18,608,280)	(16,818,721)

	25,765,577	26,565,384

Goodwill	1,854,652	1,444,652

Intangible assets, net of accumulated amortization of $749,256
in 2006 and $786,587 in 2005	517,460	2,155,786
Debt issue costs, net	245,880	279,858
Other assets	267,552	257,679

Total assets	$42,313,879	$47,838,429

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
Consolidated Balance Sheets
At September 30,

	2006	2005
Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable	$1,609,821	$1,681,078
Accrued expenses	3,080,900	2,789,613
Customer advances	4,226,285	5,974,136
Income taxes payable	—	31,275
Revolving line of credit	—	920,000
Current portion of capital lease obligations	472,146	278,398
Current portion of long-term debt	720,653	700,352

Total current liabilities	10,109,805	12,374,852

Capital lease obligations, less current portion	1,648,243	807,356
Long-term debt, less current portion	8,186,311	8,579,123
Subordinated notes payable, including $498,648 in 2006 and
$735,989 in 2005 to related parties, less current portion	4,477,348	4,828,511
Deferred income taxes	538,633	1,650,857

Shareholders' equity:
Preferred shares:
Authorized 1,000,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000,000 shares; issued and
outstanding 4,892,127 shares in 2006 and
4,871,127 shares in 2005	1,182,003	1,177,352
Additional paid-in-capital	11,676,661	11,267,919
Retained earnings	4,584,123	7,194,065
Accumulated other comprehensive loss	(89,248)	(41,606)

Total shareholders' equity	17,353,539	19,597,730

Total liabilities and shareholders' equity	$42,313,879	$47,838,429

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
Consolidated Statements of Operations
Years ended September 30,

	2006	2005	2004

Service revenue	$34,318,150	$32,951,218	$24,928,305
Product revenue	8,729,525	9,443,828	12,224,155

Total revenue	43,047,675	42,395,046	37,152,460

Cost of service revenue	25,690,825	23,588,654	21,347,731
Cost of product revenue	3,546,893	3,462,361	4,270,720

Total cost of revenue	29,237,718	27,051,015	25,618,451

Gross profit	13,809,957	15,344,031	11,534,009

Operating expenses:
Selling	2,749,703	2,591,521	2,703,450
Research and development	1,444,441	1,326,032	1,099,533
General and administrative	11,976,283	10,187,904	7,476,646
(Gain) loss on sale of property and equipment	(37,867)	(21,428)	28,757
Impairment loss	1,100,000	—	—

Total operating expenses	17,232,560	14,084,029	11,308,386

Operating income (loss)	(3,422,603)	1,260,002	225,623

Interest income	10,808	18,548	7,621
Interest expense	(1,033,308)	(987,914)	(942,463)
Other income	9,680	756	102,557

Income (loss) before income taxes	(4,435,423)	291,392	(606,662)
Income tax provision (benefit)	(1,825,481)	392,390	(403,308)

Net loss	$(2,609,942)	$(100,998)	$(203,354)

Net loss per share:
Basic	$(0.53)	$(0.02)	(0.04)
Diluted	$(0.53)	$(0.02)	(0.04)

Weighted average common shares outstanding:
Basic	4,882,505	4,870,370	4,860,095
Diluted	4,882,505	4,870,370	4,860,095

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
Years ended September 30, 2006, 2005, and 2004

	Common Shares		Additional paid in	Retained	Accumulated other comprehensive	Total Shareholders'
	Number	Amount	capital	earnings	loss	equity

Balance at September 30, 2003	4,831,460	$1,168,163	$11,121,795	$7,498,417	$(61,911)	$19,726,464
Comprehensive (loss):
Net loss	—	—	—	(203,354)	—	(203,354)
Other comprehensive loss:
Foreign currency translation
adjustments	—	—	—	—	(252,927)	(252,927)

Total comprehensive loss						(456,281)
Conversion of note	38,042	8,427	141,573	—	—	150,000

Balance at September 30, 2004	4,869,502	1,176,590	11,263,368	7,295,063	(314,838)	19,420,183

Comprehensive income:
Net loss	—	—	—	(100,998)	—	(100,998)
Other comprehensive income:
Foreign currency translation
adjustments	—	—	—	—	273,232	273,232

Total comprehensive income						172,234
Exercise of stock options	1,625	762	4,551	—	—	5,313

Balance at September 30, 2005	4,871,127	1,177,352	11,267,919	7,194,065	(41,606)	19,597,730
Comprehensive (loss):
Net loss	—	—	—	(2,609,942)	—	(2,609,942)
Other comprehensive loss:
Foreign currency translation
adjustments	—	—	—	—	(47,642)	(47,642)

Total comprehensive loss						(2,657,584)
Stock compensation	—	—	318,923	—	—	318,923
Exercise of stock options	21,000	4,651	89,819	—	—	94,470

Balance at September 30, 2006	4,892,127	$1,182,003	$11,676,661	$4,584,123	$(89,248)	$17,353,539

See accompanying notes to consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
Consolidated Statements of Cash Flows
Years ended September 30,

	2006	2005	2004
Operating activities:

Net loss	$(2,609,942)	$(100,998)	$(203,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,888,899	3,441,420	3,441,127
Asset impairment loss	1,100,000	—	—
Employee stock compensation expense	318,923	—	—
Bad debt expense	473,357	—	—
(Gain) loss on sale of property and equipment	(37,867)	(21,428)	28,757
Deferred income taxes	(1,335,256)	(623,230)	12,927
Changes in operating assets and liabilities:
Accounts receivable	4,517,982	(6,590,646)	(1,492,620)
Inventories	154,242	(471,808)	485,612
Refundable and payable income taxes	(919,362)	633,914	(518,763)
Prepaid expenses and other assets	(179,226)	(84,268)	(113,471)
Accounts payable	(71,257)	(1,080,882)	(310,906)
Accrued expenses	291,287	1,199,366	344,894
Customer advances	(1,747,851)	3,157,310	1,159,308

Net cash provided (used) by operating activities	3,843,929	(541,250)	2,833,511

Investing activities:
Capital expenditures	(1,686,860)	(2,301,153)	(3,568,045)
Proceeds from sale of property and equipment	270,919	5,887,428	79,010
Payments for purchase of LC Resources, Inc.,
net of cash acquired	—	—	(8,118)

Net cash provided (used) by investing activities	(1,415,941)	3,586,275	(3,497,153)

Financing activities:
Payments of long-term debt	(723,674)	(755,808)	(504,749)
Borrowings on line of credit	12,624,000	7,888,423	13,465,370
Payments on line of credit	(13,544,000)	(9,794,084)	(13,027,555)
Borrowings on construction line of credit	—	—	574,247
Payments on capital lease obligations	(438,345)	(180,721)	(196,166)
Net proceeds from the exercise of stock options	94,470	5,313	—

Net cash provided (used) by financing activities	(1,987,549)	(2,836,877)	311,147

Effect of exchange rate changes	(47,642)	273,232	(252,927)

Net increase (decrease) in cash and cash equivalents	392,797	481,380	(605,422)

Cash and cash equivalents at beginning of year	1,254,269	772,889	1,378,311

Cash and cash equivalents at end of year	$1,647,066	$1,254,269	$772,889

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

We generally bill a portion of service contract fees upon acceptance by our customers. These billings are classified as customer advances until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

Our product revenue is derived primarily from sales of instruments utilized for scientific research. Revenue from products not requiring installation, testing, or training is recognized upon shipment to customers. One of our products includes internally developed software and sometimes requires installation, testing, and training, which occur concurrently. Revenue from this product is recognized upon completion of the installation, testing, and training.

(d)    Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(e)    Financial Instruments

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. The Company accounts for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest on any of its trade receivables. The allowance for doubtful accounts is determined by management based on the Company’s historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $520,000 and $40,000 at September 30, 2006 and 2005, respectively.

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

(g)    Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Our depreciation expense was $3,228,000 in fiscal 2006, $3,047,000 in fiscal 2005 and $3,053,000 in fiscal 2004. Expenditures for maintenance and repairs are expensed as incurred.

(h)    Impairment of Long-Lived Assets

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

Goodwill and other indefinite lived intangible assets, collectively referred to as “indefinite lived useful assets”, are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s indefinite lived useful assets over the implied fair value of those indefinite lived useful assets. The implied fair value of the indefinite lived useful assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s indefinite lived useful assets. In fiscal 2006 we determined that an impairment existed, see (i) for additional information.

(i)    Goodwill and Intangible Assets

We carry goodwill at cost. Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not amortized, but are subject to an annual assessment for impairment by applying a fair value based test.

In fiscal 2003, we completed acquisitions of a bioanalytical laboratory performing chemical analyses and a clinical research unit performing clinical testing in humans to establish drug safety or bioequivalence. In valuing the intangible assets acquired in these two acquisitions, we determined that the replacement cost, in a start-up situation, of establishing these two operations as FDA compliant research sites was $1,267,000 and recorded intangible assets of that amount. We determined that these assets had an indefinite life, and accordingly did not amortize the assets. During the fiscal year ended September 30, 2006, we re-examined the make-up of these assets, and determined that of the total recorded, $793,000 related to the hiring and training of the in-place workforce. SFAS No. 141 requires that such assets be included in goodwill, accordingly, we reclassified that amount to goodwill. The remaining $474,000 of the intangible assets relates to the replacement costs of creating and documenting the operating systems and procedure, their validation and audit. The evolving nature of procedures in a regulated environment requires that we constantly monitor and update those procedures. Accordingly, we have revised our estimate of the useful life of that asset to a ten year life, and recorded the amortization in Cost of Services.

We complete a fair value-based impairment test on our goodwill and intangible assets not subject to amortization at the close of each fiscal year, in addition to other times if events indicate there is a likely decline in value. Our clinical research unit acquired in fiscal 2003 had experienced losses since acquisition, including $2,952,000 in fiscal 2006 before impairment charge. Although improvement had been achieved in operating results since acquisition and prior to fiscal 2006, the acquisition of one of our major customers by a company that had other clinical study providers, and the subsequent cancellation of previously scheduled studies seriously impacted operating results for this unit in fiscal 2006. Establishing future profitable operations of the unit will require additional sales effort to attract new customers. Consequently, in the third quarter of fiscal 2006, we determined there was a permanent impairment of the value of the assets acquired and recorded a charge of $1,100,000 to write down the value of property and equipment by $330,000, other intangible assets by $387,000 (net of accumulated amortization) and reduce the value of goodwill by $383,000. The impairment charge was necessary to adjust the carrying values of the respective assets to our estimate of fair value. We also recorded a deferred tax benefit of $436,000 related to these charges. The clinical research unit is included in the Services segment in these financial statements and footnotes.

The carrying amount of goodwill at September 30, 2006 and 2005 was $ 1,854,652 and $1,444,652, respectively.

The components of intangible assets subject to amortization are as follows:

	September 30, 2006
	Weighted average life (years)	Gross carrying amount	Accumulated amortization
FDA Compliant Facility	10	$401,760	$130,423
Methodologies	5	180,000	135,000
Volunteer database	5	325,956	214,588
Customer relationships	5	359,000	269,245

		$1,266,716	$749,256

	September 30, 2005
	Weighted average life (years)	Gross carrying amount	Accumulated amortization
Methodologies	5	$754,561	$340,755
Volunteer database	5	561,993	248,382
Customer relationships	5	359,000	197,450

		$1,675,554	$786,587

At September 30, 2005, we also had indefinite lived intangible assets of $1,266,711 related to FDA compliant facilites, of which $792,711 was reclassified to goodwill in fiscal 2006. The remaining assets were assigned a ten year life.

The following is a reconciliation of goodwill and other intangible assets from September 30, 2005 to September 30, 2006:

	September 30, 2005	Reclassification	Impairment Loss	Amortization	September 30, 2006
Asset:

Goodwill	$1,444,652	$792,711	$(382,711)	$—	$1,854,652

FDA compliant facility	$1,266,711	$(792,711)	$(72,240)	$—	$401,760
Methodologies	754,561	—	(574,561)	—	180,000
Volunteer database	561,993	—	(236,037)	—	325,956
Customer relationships	359,000	—	—	—	359,000

	$2,942,265	$(792,711)	$(882,838)	$—	$1,266,716

Accumulated amortization
FDA compliant facility	$—	$—	$(27,184)	$157,607	$130,423
Methodologies	340,755	—	(327,561)	121,806	135,000
Volunteer database	248,382	—	(141,378)	107,584	214,588
Customer relationships	197,450	—	—	71,795	269,245

	$786,587	$—	$(496,123)	$458,792	$749,256

Amortization expense for intangible assets for fiscal years ended September 30, 2006, 2005 and 2004 was $458,792, $335,116 and $335,116 respectively. The following table provides information regarding estimated amortization expense for the remaining intangible lives:

2007	$212,987
2008	113,135
2009	40,000
2010	40,000
2011	40,000
Thereafter	71,338

$517,460

(j)    Advertising Expense

We expense advertising costs as incurred. Advertising expense was $284,000, $111,800, and $270,780 for the years ended September 30, 2006, 2005, and 2004, respectively.

(k)    Stock-Based Compensation

The Company has an Employee Stock Option Plan whereby options to purchase the Company’s common shares at fair market value at date of grant can be granted to our employees. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant, and expire upon the earlier of the employee’s termination of employment with the Company, or ten years from the date of grant. This plan terminates in fiscal 2008.

The Company established an Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value at date of grant can be granted to outside directors. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant and expire upon the earlier of the director’s termination of board service with the Company, or ten years from the date of grant. This plan terminates in fiscal 2008.

On October 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors under our stock option plans, based on fair values. Previously, we had not recognized expense for employee stock options.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior years do not include the impact of SFAS 123R. Stock-based compensation expense for employee stock options recognized under SFAS 123R for the year ended September 30, 2006 was $356,000 with a related tax benefit of $37,000.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statement of Operations for fiscal 2005 and 2004.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is expected to vest during the period, reduced for estimated forfeitures. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the year ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. There were no awards granted during fiscal 2006. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach.

With the adoption of SFAS 123R, we continued to use a binomial option-pricing model as our method of valuation for share-based awards.

Stock based compensation expense recognized in fiscal 2006 is the result of grants in prior fiscal years.

The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the fiscal years ended September 30:

	2005	2004

Net loss as reported	$(100,998)	$(203,354)
Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards,
net of related tax effects	(177,125)	(43,911)

Pro forma net loss	$(278,123)	$(247,265)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.04)
Basic and diluted- pro forma	$(0.06)	$(0.05)

The assumptions used in computing our stock based compensation expense for the fiscal years ended September 30 were as follows:

	2005	2004

Risk-free interest rate	3.00%	3.50%
Dividend yield	0.00%	0.00%
Volatility factor of the expected market
price of the Company's common stock	0.668	0.724
Expected life of the options (years)	7.0	7.0

(l)    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

(m)    New Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it in the fiscal year beginning October 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under Generally Accepted Accounting Principles (“GAAP”). As a result of SFAS No. 157, there is now a common definition of fair value to be used throughout GAAP. The Company is reviewing the impact that adopting SFAS No. 157 will have on its financial statements. SFAS No. 157 is effective for the Company in the fiscal year beginning October 1, 2008.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. We will be required to comply with the guidance in SAB 108 in our financial statements for our fiscal year ending September 30, 2007.

(n)    Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

(2)    Earnings (loss) per Share

We compute basic earnings or loss per share on the basis of the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of employee and director options to purchase common shares and convertible subordinated debt, which is assumed to be converted. The convertible subordinated debt was not dilutive in any period presented.

Because of losses in each year of the three year period ended September 30, 2006, outstanding potential common shares were anti-dilutive in each year; therefore, basic and diluted loss per share are the same.

At September 30, 2006 we had 250,000 shares issuable upon the conversion of our subordinated debt and 403,878 shares issuable upon exercise of stock options that are not included in our outstanding share calculation as they are anti-dilutive.

(3)    Sale of Building

On January 5, 2005 we sold our building in Baltimore, MD, valued at approximately $6.2 million for a $6.5 million cash selling price. Concurrently, we entered into a three year leaseback of approximately 85% of the space in the building for $800,000 annually, plus operating expenses. Accordingly, we have accounted for the transaction as a sale/leaseback transaction. We recorded a deferred gain on the building of $218,000 which is being amortized over the life of the lease which expires December 31, 2007. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital. The unamortized remaining value of the deferred gain was $91,000 and $163,000 as of September 30, 2006 and 2005, respectively.

(4) Inventories

Inventories at September 30 consisted of the following:

	2006	2005
Raw materials	$1,334,513	$1,425,610
Work in progress	277,879	375,219
Finished goods	357,279	423,910

	1,969,671	2,224,739
Less LIFO reserve	(82,578)	(183,404)

	$1,887,093	$2,041,335

(5) Lease Arrangements

The total amount of equipment capitalized under capital lease obligations as of September 30, 2006 and 2005 was $2,739,454 and $1,112,000, respectively. Accumulated amortization on capital leases at September 30, 2006 and 2005 was $343,026 and $54,000, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

We acquired equipment totaling $1,473,000 through capital lease arrangements during the year ended September 30, 2006. Future minimum lease payments on capital leases at September 30, 2006 are as follows:

	Principal	Interest	Total
2007	$472,146	$154,578	$626,724
2008	509,993	116,532	626,525
2009	581,711	73,586	655,297
2010	424,237	30,271	454,508
2011	132,302	3,307	135,609

	$2,120,389	$378,274	$2,498,663

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2010. Certain of these leases contain renewal options. Total rental expense under these leases was $1,808,083, $913,514, and $488,294 in fiscal 2006, 2005, and 2004, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2006 are as follows:

2007	$2,138,705
2008	490,708
2009	68,780
2010	8,545

$2,706,738

(6)    Debt Arrangements

Long-term debt consisted of the following at September 30:

	2006	2005
Mortgage note payable to a bank, payable in monthly
principal and interest installments of $36,500 until
June 1, 2007 when they adjust under the terms of the
note. Interest is fixed at 5.69% to June 1, 2007, when
it adjusts based on market rates. Due November, 2012.	$4,610,461	$4,791,016

Mortgage note payable to a bank, payable in monthly
principal and interest installments of $18,241 until May
17, 2007 when they adjust under the terms of the note
Interest is fixed at 5.69% to June 1, 2007, when it
adjusts based on market rates. Due November, 2012.	1,842,976	1,963,224

6% convertible subordinated notes payable due January 1,
2008. Interest payable in arrears on the 15th of January
and July after June 1, 2005 (4.67% effective rate).	3,999,840	3,999,840

10% subordinated notes payable due October 1, 2007
Holders can require the Company to repay 20% of the
original outstanding balance each October 1. Interest
payable upon demand each October 1 through maturity.	837,508	1,188,671

Mortgage note payable to a bank, payable in monthly
principal and interest installments of $15,755 until June
1, 2007, when they adjust under the terms of the note
Interest is fixed at 5.69% to June 1, 2007, when it
adjusts based on market rates. Due November, 2012.	2,093,527	2,165,235

	13,384,312	14,107,986
	720,653	700,352

Less current portion	$12,663,659	$13,407,634

The following table summarizes our principal payment obligations for the years ending September 30:

2007	$720,653
2008	4,861,178
2009	406,568
2010	430,653
2011	456,165
Thereafter	6,509,095

$13,384,312

Cash interest payments of $1,169,093, $1,112,000, and $522,838 were made in 2006, 2005, and 2004, respectively. Cash interest payments for 2004 included interest of $33,834 which was capitalized.

(a)    Revolving Credit Facility

We have a revolving line of credit through December, 2007 with our commercial bank which we use for working capital and other purposes. Borrowings under the agreement are collateralized by substantially all assets related to the Company’s operations and all common stock of the Company’s United States subsidiaries and 65% of the common stock of its non-United States subsidiaries, and the assignment of a life insurance policy on the Company’s Chairman. Under the terms of the agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreement. The credit agreement contains cross-default provisions with our mortgages or other borrowings.

Our revolving line of credit limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $6 million. As of September 30, 2006, there were no borrowings on this line. We also have an outstanding letter of credit to secure our lease in Baltimore, Maryland for $2.0 million (reducing to $1 million in January, 2007), which is counted against our allowable borrowings. Under the computation of the borrowing base, we had $1.8 million of available additional borrowing capacity at September 30, 2006. We were not in compliance with our loan covenants at September 30, 2006, and have received a waiver from our bank of the non-compliance. In connection with the waiver, our bank raised our rate on outstanding borrowings from LIBOR plus 250-300 basis point to LIBOR plus 325 basis points, or from prime plus 25 basis points to prime plus 50 basis points, increased our fee on the unused portion of the line from 25 basis points to 37.5 basis points, and limited capital additions for fiscal 2007 to $1.2 million. None of the other provisions of the Company’s debt agreements are expected to have an impact on operations.

(b)    Subordinated Debt

In connection with an acquisition in fiscal 2003, we issued 10% subordinated notes of $1,800,000. The remaining outstanding principal on these notes was $837,508 at September 30, 2006. We made principal payments of $360,000, which was included in current portion of long-term debt at September 30, 2006 and interest payments of $84,718 in October, 2006. These notes are subordinated to the Company’s senior debt.

In connection with another acquisition in fiscal 2003, we issued $3,999,840 of 6% convertible notes payable, including $500,000 payable to a current director of the Company, due January 1, 2008. These notes were non-interest bearing until June 1, 2005. We are accruing interest expense over the term of these notes using the effective interest rate method. The holders of these notes may convert all or part of the outstanding notes and accrued interest into our common stock at a conversion rate of $16 per common share. These notes are convertible into 249,990 shares of the Company’s common stock. The Company, at its option, may prepay all or any portion of the outstanding notes plus accrued interest, with prior written notice to the holders. As of September 30, 2006, we have not made any prepayment elections. These notes are subordinated to the Company’s senior debt.

(7)    Income Taxes

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2006	2005
Deferred tax liabilities:
Tax over book depreciation	$682,702	$1,124,871
Lower tax basis on assets of acquired company	291,641	525,986
Asset impairment	(435,710)	—

Total deferred tax liabilities	538,633	1,650,857

Deferred tax assets:
Inventory pricing	111,428	85,374
Accrued vacation	229,880	229,881
Accrued expenses and other - net	106,734	65,510
Foreign tax credit carryover	119,850	—
Deferred gain on sale/leaseback	35,905	—
Foreign net operating loss	456,121	501,447

Total deferred tax assets	1,059,918	882,212

Valuation allowance for deferred tax assets	(456,121)	(501,447)

Net deferred tax assets	603,797	380,765

Net deferred tax (assets) liabilities	$(65,164)	$1,270,092

Significant components of the provision (benefit) for income taxes are as follows:

	2006	2005	2004
Current:
Federal	$(520,901)	$802,058	$(394,167)
State	(89,174)	213,562	(28,747)
Foreign	119,850	—	6,679

Total Current	$(490,225)	$1,015,620	$(416,235)

Deferred:
Federal	$(1,074,438)	$(489,489)	$(46,129)
State	(260,818)	(133,741)	59,056

Total deferred	(1,335,256)	(623,230)	12,927

	$(1,825,481)	$392,390	$(403,308)

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2006		2005	2004
Statutory federal income tax rate	(34	.0)%	34.0%	(34	.0)%
Increases (decreases):
Nondeductible expenses	0.5		6.8	3.9
Tax benefit of foreign sales	(1.5)		(14.6)	(2.8)
State income taxes, net of federal tax benefit	(5.1)		18.1	3.3
Nontaxable foreign (gains) losses	1.1		90.2	(29.6)
Other	(2.2)		0.0	(7.3)

	(41	.2)%	134.5%	(66	.5)%

In fiscal 2006, 2005, and 2004, our foreign operations generated income (loss) before income taxes of $141,645, $(773,784), and 528,556, respectively.

Payments made in 2006, 2005, and 2004 for income taxes amounted to $498,094, $407,073, and $113,000, respectively.

The Company has foreign net operating loss carryforwards of $1,425,377 that have an indefinite life under current UK tax law.

(8)    Stock Option Plans

The Company established an Employee Stock Option Plan whereby options to purchase the Company’s common shares at fair market value at date of grant can be granted to our employees. Options granted become exercisable in four equal annual installments beginning two years after the date of grant. This plan terminates in fiscal 2008.

The Company also established an Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value at date of grant can be granted to outside directors. Options granted become exercisable in four equal annual installments beginning two years after the date of grant. This plan terminates in fiscal 2008.

Options in both plans expire the earlier of ten years from grant date or termination of employment.

A summary of our stock option activity and related information for the years ended September 30 is as follows:

	2006		2005		2004
	Options	Weighted exercise price	Options	Weighted exercise price	Options	Weighted exercise price

Outstanding - beginning of year	480,253	$4.95	342,500	$4.66	106,527	$4.70
Exercised	(21,000)	4.50	(1,625)	4.25	—	—
Granted	—	—	173,378	5.39	254,000	4.53
Terminated	(55,375)	4.90	(34,000)	4.63	(18,027)	2.49

Outstanding - end of year	403,878	$4.98	480,253	$4.95	342,500	$4.66

Weighted grant date fair values				$3.38		$2.92

The intrinsic values of options exercised in the years ended September 30, 2006 and 2005 were $37,000 and $4,000 respectively. We received $94,470 and $5,313 from the exercise of qualified employee stock options in fiscal 2006 and 2005, respectively, for which no tax benefit was recognized. The options on the 403,878 shares outstanding at September 30, 2006 had an aggregate intrinsic value of $204,783 and a weighted average contract term of 7.1 years.

A summary of non-vested options for the year ended September 30, 2006 is as follows:

	Number	Weighted Average Grant Date Fair Value

Non-vested options, beginning of year	342,753	$4.94
Granted	—	—
Vested	(37,500)	3.57
Forfeited	(26,875)	3.90

Non-vested options, end of year	278,378	$3.75

At September 30, 2006, there were 125,500 shares vested, all of which were exercisable. The weighted average exercise price for these shares was $5.31 per share; the aggregate intrinsic value of these shares was $63,685 and the weighted average remaining term was 6.3 years.

At September 30, 2006, there are 300,375 shares available for grants under the two plans.

The following applies to options outstanding at September 30, 2006:

Range of exercise prices	Number outstanding at September 30, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at September 30, 2006	Weighted average exercise price

$2.80 - 4.58	204,000	6.64	4.38	68,500	4.33
$4.96 - 5.74	180,378	8.34	5.34	37,500	5.69
$7.18 - 8.00	19,500	1.15	8.00	19,500	8.00

At September 30, 2006, we had $536,000 of compensation expense to be recognized for non-vested options with a weighted average vesting period of 2.95 years.

(9)    Retirement Plan

The Company has an Internal Revenue Code Section 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, the Company contributes 2% of each participant’s total wages to the Plan and matches 44% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. The Company made no discretionary contributions under the plan in 2006, 2005, and 2004. Contribution expense was $638,398, $554,624, and $432,283 in fiscal 2006, 2005, and 2004, respectively.

(10)    Segment Information

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

(a)    Operating Segments

	Year ended September 30
	2006	2005	2004
	(In thousands)

Revenue:
Service	$34,318	$32,951	$24,928
Product	8,730	9,444	12,224

Total	$43,048	$42,395	$37,152

Operating income:
Service	$(3,728)	$148	$(4,850)
Product	306	1,112	5,104

Total operating income (loss)	(3,422)	1,260	254

Corporate expenses	(1,013)	(969)	(861)

Income (loss) before income taxes	$(4,435)	$291	$(607)

	As of and for the year ended September 30,
	2006	2005	2004
	(In thousands)
Identifiable assets:
Service	$24,539	$31,739	$31,071
Product	9,897	10,211	9,940
Corporate	7,878	5,888	5,784

Total	$42,314	$47,838	$46,795

Goodwill, net:
Service	$1,481	$1,071	$1,071
Product	374	374	374

Total	$1,855	$1,445	$1,445

Intangible assets, net:
Service	$517	$2,156	$2,491
Product	--	--	--

Total	$517	$2,156	$2,491

Depreciation and amortization:
Service	$2,753	$3,125	$3,175
Product	475	316	266

Total	$3,228	$3,441	$3,441

Capital expenditures:
Service	$1,518	$2,596	$3,534
Product	169	818	34

Total	$1,687	$3,414	$3,568

(b)    Geographic Information

	Year ended September 30
	2006	2005	2004
	(In thousands)

Sales to external customers:
North America	$37,614	$34,046	$29,664
Pacific Rim	693	1,052	924
Europe	4,299	4,899	4,871
Other	441	2,398	1,693

Total	$43,047	$42,395	$37,152

Long-lived assets:
North America	$27,675	$29,499	$34,888
Europe	976	1,204	1,550

Total	$28,651	$30,703	$36,438

(c)    Major Customers

In 2006, 2005 and 2004, Pfizer (and its predecessor companies) accounted for approximately 7.3%, 10.1%, and 12.5%, respectively, of the Company’s total revenues and 12.8% and 6.0% of total trade accounts receivable at September 30, 2006 and 2005, respectively.

(11)    Related Party Transactions

As of September 30, 2006, we have a 6% subordinated convertible note payable for $500,000 to one of our directors (a former director of PKLB). During fiscal 2004, we repaid $350,000 of debt to this director through a series of transactions which resulted in our paying $200,000 of principal in cash (plus accrued interest to the date of repayment) and exchanging 38,042 shares of common stock for $150,000 face amount of debt.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective September 15, 2006 KPMG LLP (‘KPMG”) resigned as the Company’s independent accountant. KPMG’s reports on the Company’s consolidated financial statements as of and for the years ended September 30, 2005 and September 30, 2004 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended September 30, 2005 and 2004, and through September 15, 2006, there were (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in KPMG’s reports on the financial statements for such years; and (2) no other reportable events, as defined in Item 304(a)(1)(v) of the Commission’s Regulation S-K, except for the matters set forth below.

In connection with KPMG’s review of the Report on Form 10-Q and the First Amendment to the Report on Form 10-Q for the three and nine months ended June 30, 2006, KPMG presented a letter regarding the following items to the Audit Committee of the Board of Directors, dated August 29, 2006 relating to its review of the unaudited interim financial statements for the Company as of June 30, 2006, and for the three and nine months then ended (the “Letter”). KPMG noted certain conditions involving the Company’s internal control and its operation that KPMG considered to be “material weaknesses.” “Material weakness” was defined in the Letter as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity’s internal control.” The material weaknesses noted by KPMG consisted of a failure to set an appropriate “tone at the top” to instill a company-wide attitude of control consciousness; failure to maintain adequate procedures for anticipating and identifying financial reporting risks and for reacting to changes in its operating environment that could have a material effect on financial reporting; failure to maintain adequately trained personnel to perform effective review of accounting procedures critical to financial reporting; and a lack of adequately trained finance and accounting personnel with the ability to apply U.S. generally accepted accounting principles associated with the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concurred with the assessment of KPMG. KPMG discussed the matters described in this paragraph with the Audit Committee of the Company. The Company authorized KPMG to respond fully to the inquiries of its successor accountant concerning these matters.

KPMG also communicated to the Audit Committee in the Letter that the Company had filed its Report on Form 10-Q for the three and nine month periods ended June 30, 2006, prior to the completion of its interim review. KPMG has subsequently completed its interim review and the Company filed an amended report on Form 10-Q/A for the three and nine month periods ended June 30, 2006.

On October 30, 2006 the Audit Committee of the Company’s Board of Directors engaged Crowe Chizek and Company LLC (“Crowe Chizek”) to be the Company’s independent registered public accounting firm to audit and report on the Company’s consolidated financial statements for the year ended September 30, 2006. During the two most recent fiscal years ended September 30, 2006 and 2005, and through October 30, 2006, the Company has not consulted with Crowe Chizek regarding either:  (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.    Controls and Procedures.

Based on their most recent evaluation, which was completed as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2006. In response to the matters described in Item 9 above, and to ensure that information required to be disclosed by the Company in this Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, as of September 30, 2006, the Company had retained a new Chief Executive Officer with a financial background to set a better “tone at the top” regarding the Company’s systems and regard for internal control. The Company has also instituted additional procedures to more timely identify financial statement risks. In order to maintain a capability to perform effective review of accounting procedures critical to financial reporting, the Company decided to retain an outside accounting firm, separate from its auditors, to consult on accounting and reporting issues where the Company does not have sufficient internal capabilities. The Chief Executive Officer and Chief Financial Officer believe that implementing these new procedures resulted in effective disclosure controls and procedures as of September 30, 2006.

Except as noted above, there were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2006.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following information concerns the persons who served as the directors of the Company as of September 30, 2006. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position

Peter T. Kissinger, Ph.D.	61	Chairman of the Board; Chief Scientific Officer
Candice B. Kissinger	54	Senior Vice President, Marketing; Secretary; Director
William E. Baitinger	73	Director
David W. Crabb	53	Director
Leslie B. Daniels	59	Director

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

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. William E. Baitinger, David W. Crabb and Leslie B. Daniels are the members of the Audit Committee. The Board of Directors has determined that Mr. Daniels is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers and Directors a copy of which is filed as an exhibit to this Form 10-K.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)    Documents filed as part of this Report.

1.
Financial Statements:

Included in Item 8 of Part II of this report as follows:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets as of September 30, 2006 and 2005.

Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004.

Consolidated  Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004.

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

Date: December 21, 2006 Date: December 21, 2006	BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By:  /s/ Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

By:  /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Peter T. Kissinger Peter T. Kissinger	Chairman and Chief Scientific Officer and Director	December 20, 2006

/s/ Richard M. Shepperd Richard M. Shepperd	President and Chief Executive Officer (Principal Executive Officer)	December 20, 2006

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 20, 2006

/s/ William E. Baitinger William E. Baitinger	Director	December 20, 2006

/s/ David W. Crabb David W. Crabb	Director	December 21, 2006

/s/ Candice B. Kissinger Candice B. Kissinger	Director	December 22, 2006

/s/ Leslie B. Daniels Leslie B. Daniels	Director	December 20, 2006

INDEX TO EXHIBITS

Number Assigned In Regulation S-K Item 601	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc. (including all amendments made through September 30, 2006).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8-K filed November 21, 2002).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2003).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

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

10.18

Employment Agreement by and between Bioanalytical Systems, Inc. and Michael R. Cox dated April 1, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended March 31, 2004).

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

Number Assigned In Regulation S-K Item 601	Description of Exhibits

10.23	Employment Agreement by and between Bioanalytical Systems, Inc. and Edward M. Chait dated August 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 5, 2005).

10.24	Form of Grant of non-qualified stock options dated August 1, 2005 to Edward M. Chait (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 2005).

10.25 10.26

Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

Severance Agreement and Release of All Claims with Michael P. Silvon, dated July 17, 2006 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 31, 2006).

10.27	Summary of Executive Compensation of Officers and Directors.

(13) (14)	13.1 14

2006 Annual Report. This report, except for those portions which are expressly incorporated by reference in this Form 10-K, is furnished for the information of the Commission and is not to be deemed “filed” as part of this Form 10-K.

Code of Ethics.

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the fiscal year ended September 30, 2005).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Chizek and Company LLC.

23.2	Consent of Independent Registered Public Accounting Firm KPMG LLP.

(31)	31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

(32)	32.1	Section 1350 Certifications.

4