Form 10-Q
period 2006-12-31
BIOANALYTICAL SYSTEMS INC
filed 2007-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	NO	☒

As of February 10, 2006, 4,909,127 Common Shares of the registrant were outstanding.

		PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2006 and 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2 Item 3	Management’s Discussion and Analysis of Financial Condition and Results of Operations Quantitative and Qualitative Disclosures About Market Risk	10 15
Item 4	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 6	Exhibits	16

SIGNATURES		17

Part I.	Financial Statements
Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2006	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,863	$1,647
Accounts receivable
Trade	5,992	6,492
Unbilled revenues and other	1,460	1,545
Inventories	2,211	1,887
Deferred income taxes	724	604
Refundable income taxes	762	888
Prepaid expenses	516	599
Total current assets	13,528	13,662

Property and equipment, net	25,308	25,766
Goodwill	1,855	1,855
Intangible assets, net	464	517
Debt issue costs	229	246
Other assets	247	268
Total assets	$41,631	$42,314
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,451	$1,610
Accrued expenses	2,684	3,081
Customer advances	4,025	4,226
Current portion of capital lease obligation	481	472
Current portion of long-term debt	844	721
Total current liabilities	9,485	10,110

Capital lease obligation, less current portion	1,524	1,648
Long-term debt, less current portion	8,093	8,186
Subordinated debt, long-term	3,999	4,477
Deferred income taxes	486	539

Shareholders equity:
Preferred Shares:
Authorized shares – 1,000
Issued and outstanding shares - none	—	—
Common Shares:
Authorized shares – 19,000
Issued and outstanding shares – 4,909 at December 31, 2006
and 4,892 at September 30, 2006	1,186	1,182
Additional paid-in capital	11,792	11,677
Retained earnings	5,141	4,584
Accumulated other comprehensive loss	(75)	(89)
Total shareholders’ equity	18,044	17,354
Total liabilities and shareholders’ equity	$41,631	$42,314

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2006	2005

Service revenue	$8,608	$7,539
Product revenue	2,276	2,305
Total revenue	10,884	9,844

Cost of service revenue	6,622	5,864
Cost of product revenue	877	834
Total cost of revenue	7,499	6,698

Gross profit	3,385	3,146

Operating expenses:
Selling	679	733
Research and development	355	439
General and administrative	1,622	2,887
Total operating expenses	2,656	4,059

Operating income (loss)	729	(913)

Interest income	12	2
Interest expense	(241)	(258)
Other income	3	—

Income (loss) before income taxes	503	(1,169)
Income tax benefit	(53)	(453)
Net income (loss)	$556	(716)

Net income (loss) per share
Basic	$0.11	$(0.15)
Diluted	$0.11	$(0.15)

Weighted average common shares outstanding
Basic	4,907	4,871
Diluted	4,942	4,871

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Operating activities
Net income (loss)	$556	$(716)
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation and amortization	997	950
Deferred and refundable income taxes	(47)	(667)
Employee stock option expense	43	44
Changes in operating assets and liabilities:
Accounts receivable	585	(616)
Inventories	(324)	(219)
Prepaid expenses and other assets	104	(27)
Accounts payable	(159)	(131)
Accrued expenses	(397)	(330)
Customer advances	(201)	1,373
Net cash generated (used) by operating activities	1,157	(339)

Investing activities
Capital expenditures	(268)	(146)
Net cash used by investing activities	(268)	(146)

Financing activities
Borrowings on line of credit	0	4,663
Payments on line of credit	0	(4,212)
Proceeds from exercise of stock options	76	—
Payments on capital lease obligations	(115)	(78)
Payments of long-term debt	(448)	(461)
Net cash used by financing activities	(487)	(88)

Effects of exchange rate changes	(186)	(1)

Net increase (decrease) in cash and cash equivalents	216	(574)
Cash and cash equivalents at beginning of period	1,647	1,254
Cash and cash equivalents at end of period	$1,863	$680

See accompanying notes to condensed consolidated financial statements

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in our Form 10-K for the year ended September 30, 2006. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2006 and 2005 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2006. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending September 30, 2007.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for share and per share data or where otherwise noted.

2.	Stock Based Compensation

At December 31, 2006, we had stock-based employee and outside director compensation plans, which are described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2006. All options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we began expensing the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard 123 (Revised). Utilizing Modified Prospective Application, we expensed that portion of the estimated fair value of awards at grant date related to the outstanding options that vested during the period. The assumptions used are detailed in Note 1(f) to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2006. This resulted in compensation expense of $43 with no tax benefit in the quarter ended December 31, 2006, and compensation expense of $67 and a related deferred tax benefit of $23 in the quarter ended December 31, 2005.

There were no options granted in the fiscal year ended September 30, 2006. The assumptions used in computing our stock based compensation expense for options granted in the three months ended December 31, 2006 were as  follows:

Risk-free interest rate	4.65%
Dividend yield	0.00%
Volatility factor of the expected market
price of the Company’s common stock	0.623
Expected life of the options (years)	6.9 — 7.7

3.	Income (loss) per share

We compute basic income/(loss) per share using the weighted average number of common shares outstanding. We compute diluted income per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon conversion of convertible subordinated debt have not been included as they were not dilutive. No shares issuable upon exercise of options or conversion of debt are included in the computation of loss per share in 2005 as they are anti-dilutive.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share:

	Three Months Ended December 31,
	2006	2005
Shares:
Basic shares	4,907	4,871
Effect of dilutive securities
Options	35	—
Convertible subordinated debt	—	—
Diluted shares	4,942	4,871

Basic and diluted net income (loss)	$556	$(716)

Basic income (loss) per share	$0.11	$(0.15)
Diluted income (loss) per share	$0.11	$(0.15)

4.	Inventories

Inventories consisted of the following:

	December 31, 2006	September 30, 2006

Raw materials	$1,488	$1,335
Work in progress	290	278
Finished goods	516	357
	2,294	1,970
Less LIFO reserve	(83)	(83)
	$2,211	$1,887

5.	Segment Information

We operate in two principal segments - research Services and research Products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 1 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2006.

The following table presents operating results by segment:

	Three Months Ended December 31,
	2006	2005
Operating income (loss):
Services	$458	$(854)
Products	271	(59)
Total operating income (loss)	729	(913)
Corporate expenses	(226)	(256)
Income (loss) before income taxes	$503	$(1,169)

6. Income Taxes

We have provided income tax benefits on our domestic losses based on our expected annual effective rate of taxes for the fiscal year. In the three months ended December 31, 2006 we did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes.

7. Stock Option Plans

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

Options in both plans expire the earlier of ten years from grant date or termination of employment.

A summary of our stock option activity and related information for the three months ended December 31, 2006 is as follows:

	Options	Weighted average exercise price
Outstanding - beginning of period	403,878	$4.98
Exercised	(17,000)	4.58
Granted	20,000	5.19
Terminated	(29,500)	4.79
Outstanding - end of period	377,378	$5.04
Weighted grant date fair values		$3.44

The intrinsic values of options exercised in the three months ended December 31, 2006 were $10. We received $76 from their exercise, for which no tax benefit was recognized. The options on the 377,378 shares outstanding at December 31, 2006 had an aggregate intrinsic value of $226 and a weighted average contract term of 6.4 years.

A summary of non-vested options for the three months ended December 31, 2006 is as follows:

	Number	Weighted Average Grant Date Fair Value

Non-vested options, beginning of period	278,378	$3.75
Granted	20,000	5.19
Vested	(17,500)	3.54
Forfeited	(22,500)	3.54
Non-vested options, end of year	258,378	$3.43

At December 31, 2006, there were 119,000 shares vested, all of which were exercisable. The weighted average exercise price for these shares was $5.29 per share; the aggregate intrinsic value of these shares was $72 and the weighted average remaining term was 6.0 years.

At December 31, 2006, there are 309,875 shares available for grants under the two plans.

The following applies to options outstanding at December 31, 2006:

Range of exercise prices	Number outstanding at December 31, 2006	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at December 31, 2006	Weighted average exercise price

$2.80 - 4.58	160,000	6.39	4.35	64,500	4.34
$4.96 - 5.74	200,378	8.28	5.33	37,500	5.69
$7.18 - 8.00	17,000	0.90	8.00	17,000	8.00

At December 31, 2006, we had $437 of compensation expense to be recognized for non-vested options with a weighted average vesting period of 3.03 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi’s intent, belief or current expectations with respect to (i) BASi’s strategic plans; (ii) BASi’s future profitability; (iii) BASi’s capital requirements; (iv) industry trends affecting the Company’s financial condition or results of operations; (v) the Company’s sales or marketing plans; or (vi) BASi’s growth strategy. Investors in BASi’s Common Shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in BASi’s annual report on Form 10-K for the year ended September 30, 2006. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi’s plans and objectives will be achieved.

All dollar amounts presented in this discussion and analysis are presented in thousands, except per share data.

GENERAL

The business of Bioanalytical Systems, Inc. is very much dependent on the level of pharmaceutical and biotech companies’ efforts in new drug discovery and approval. Our Services segment is the direct beneficiary of these efforts, through outsourcing of laboratory and analytical needs, and our Products segment is the indirect beneficiary, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

In our Annual Report on Form 10-K for the year ended September 30, 2006, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as some of the potential risks. Those comments are still applicable, and are found under “General” in Part I, Item 2 of that report.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2006	2005
Service revenue	79.1%	76.6%
Product revenue	20.9	23.4
Total revenue	100.0	100.0

Cost of service revenue (a)	76.9	77.8
Cost of product revenue (a)	38.5	36.3
Total cost of revenue	68.9	68.1

Gross profit	31.1	31.9

Total operating expenses	24.4	41.2

Operating income (loss)	6.7	(9.3)

Other (expense)	(2.1)	(2.6)

Income (loss) before income taxes	4.6	(11.9)

Income tax expense (benefit)	(0.5)	(4.6)

Net income	5.1%	(7.3)%

(a)	Percentage of service and product revenues, respectively.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Service and Product Revenues

We increased our revenues in our first fiscal quarter of the current year by $1,040, or 11% over the comparable quarter last year. In our Service segment, revenue from our bioanalytical services increased $1.0 million (a 25% increase), toxicology revenues increased $0.6 million (a 32% increase), offset by a decrease of $0.5 million in our Baltimore clinical research unit (a 33% decrease). The decline in our Baltimore clinical research unit was due to the loss of a significant customer in our second fiscal quarter of 2006. This facility also had a strong quarter in the comparable period in the last fiscal year, which impacts the comparison of comparable periods. The improvements in our bioanalytical services and toxicology operations reflect a continued healthy market for those services, as well as successful sales efforts. Product segment revenues had a decline of $29, or 1%, from the comparable period last year. Our Culex automated pharmacology systems had improved sales compared to the first quarter of fiscal 2006, offset by declines in our more mature products.

Cost of Revenues

Our cost of Service revenues as a percentage of Service revenues decreased to 76.9% in the current quarter, compared to 77.8% for the same period last year. A substantial portion of our cost of productive capacity (personnel, facilities and laboratory equipment) is relatively fixed, resulting in a declining cost of services as a percentage of sales as we increase revenues. As announced in September 2006, we reduced the number of personnel throughout our organization in order to reduce costs. As a result, Service revenues increased $1,069, our related costs of Service revenues increased $758, improving our margin as a percentage of sales. Included in our cost of service revenue in the quarter ended December 31, 2006 is a cost accrual of $325 for costs to be incurred for repeating a study, without which we would have had further margin improvement. Our cost of Product revenue as a percentage of Product revenue is predominately determined by production volume. Although sales of Product in the current quarter were similar to the first quarter of the prior year, manufacturing activity was reduced, resulting in larger unabsorbed manufacturing costs, which were charged to cost of Product revenue, resulting in an increase in cost as a percentage of Product revenue, 38.5% this quarter compared to 36.3% in the same quarter last year.

Operating Expenses

Our selling expenses decreased by $54 (7%) in our first fiscal quarter compared to the same quarter in the prior year, which was the result of decreased travel and trade show expenses. Research and development expenses decreased by $84 (19%) in the first fiscal quarter compared to the comparable period last year as a result of our reduction in personnel in September 2006. General and administrative expenses for the three months ended December 31, 2006 decreased 44% to $1,622 from $2,887 for the three months ended December 31, 2005. This decrease was the result of several factors: 1) our September 2006 reduction in personnel, 2) the reduction in amortization expense in the current period due to the impairment charge for our Baltimore clinic recorded in the third quarter of fiscal 2006, 3) a change to heavier reliance on “as needed” personnel in our Baltimore clinic reduced the excess costs that were absorbed in general and administrative expenses, and 4) our efforts to contain all other costs in the current quarter. This reduction occurred while we increased our salary costs for our new Chief Executive Officer, who began with us at the beginning of the current quarter.

Other Expense

Our interest expense decreased $17 (7%) to $241 in the current fiscal quarter from $258 in the comparable quarter of the prior year. The decrease is attributable to lower levels of borrowing in the current year. Although our revolving credit facility has a floating interest rate which has increased since last year, we had no outstanding borrowings in the current quarter. Our long-term debt and capital leases were at the same interest rates in the comparable periods.

Income Taxes

As a result of our loss in our Baltimore clinic, we experienced an overall loss on domestic operations in the three months ended December 31, 2006. We computed our tax benefit using an overall effective tax rate of 41.5% on domestic losses, which is our estimate of our combined federal and local tax rates for the current year. We were able to utilize tax loss carryforwards available on our foreign earnings and therefore provided no related income tax expense.

Net Income (Loss)

As a result of the above factors, we had earnings of $556 ($.11 per share both basic and diluted) in the quarter ended December 31, 2006, compared to a loss of $716 ($.15 loss per share, both basic and diluted) in the same period last year. The computation of average outstanding shares in the current period included dilutive options, whereas options were not included in the computation of diluted earnings in the similar period last year as they were anti-dilutive. The effect of conversion of our outstanding convertible subordinated debentures was anti-dilutive in both years.

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2006, we had cash and cash equivalents of $1,863 compared to cash and cash equivalents of $1,647 at September 30, 2006. Approximately 14% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash generated by operating activities was $1,157 for the three months ended December 31, 2006. This was the result of the earnings for the quarter to which is added our non-cash charges for depreciation and amortization, plus good collections on our receivables during the period. The impact on cash flow of other changes in operating assets and liabilities, net, was not material.

Net cash used by investing activities increased to $268 for the three months ended December 31, 2006 from $146 for the three months ended December 31, 2005 as a result of equipment purchases. We paid $563 of principal on our long-term debt and capital leases in the current quarter.

Capital Resources

We have a $6,000 revolving credit agreement with a commercial bank which extends until December 31, 2007. We may utilize up to that amount based upon our qualifying inventory and accounts receivable.

We have an outstanding letter of credit securing our lease on our Baltimore facility for $2,000. This letter of credit was reduced under its terms to $1,000 in January 2007, and expires in January 2008. This letter of credit reduces our amounts available under our revolving credit facility by the balance outstanding.

We expect our total capital additions in fiscal 2007 to be in the range of $1,000 to $1,200, which we expect to fund from operating cash flow.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, unless we experience rapid growth of new business, which may necessitate borrowings to finance the buildup of receivables and inventory.

At December 31, 2006, we had $1,863 in cash, and $1,760 of available borrowings under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6,000 with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank’s prime rate plus 50 basis points, or at the LIBOR rate plus 325 basis points, at our election. We pay a fee equal to 37.5 basis points on the unused portion of the line of credit. We have certain financial ratio covenants in our loan agreement, all of which were met in the quarter ended December 31, 2006.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi’s contractual term debt, lease obligations and other commitments at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in the periods ending September 30:

	2007	2008	2009	2010	2011	After 2011	Total
Capital expenditures	$250	$—	$—	$—	$—	$—	$250
Mortgage notes payable	275	384	406	431	456	6,507	8,459
Subordinated debt	—	4,477	—	—	—	—	4,477
Capital lease obligations	358	510	553	453	132	—	2,006
Operating leases	1,605	491	69	8	—	—	2,173

	$2,488	$5,862	$1,028	$892	$588	$6,507	$17,365

For further details on our indebtedness, see Note 6 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The covenants in the Company’s credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company’s working capital and capital expenditure requirements for the foreseeable future. In January, 2008 our subordinated notes of $3,999 from a 2003 acquisition become due. We are exploring various alternatives to fund that obligation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under the Revolving Credit Agreement between BASi and National City Bank dated January 4, 2005 bear interest at a rate of either the bank’s prime rate plus 50 basis points, or at the LIBOR rate plus 325, at BASi’s option. We have fixed our interest rate on our mortgage debt through May, 2007.

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

Based on their most recent evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2006 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2006.

ITEM 6.	EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended.*
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
(31)	31.1	Certification of Richard M. Shepperd*
	31.2	Certification of Michael R. Cox*
(32)	32.1	Section 1350 Certifications*

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

Date: February 12, 2007	By: /s/ RICHARD M. SHEPPERD
Richard M. Shepperd
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2007	By: /s/ MICHAEL R. COX
Michael R. Cox
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)