Form 10-Q
period 2007-03-31
BIOANALYTICAL SYSTEMS INC
filed 2007-05-09
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ NO ☒

As of April 30, 2007, 4,909,127 common shares of the registrant were outstanding.

Part I. Financial Statements

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) March 31, 2007	(Audited) September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$1,415	$1,647
Accounts receivable
Trade	5,767	6,492
Unbilled revenues and other	2,703	1,545
Inventories	1,973	1,887
Deferred income taxes	724	604
Refundable income taxes	940	888
Prepaid expenses	717	599
Asset held for resale	653	—
Total current assets	14,892	13,662

Property and equipment, net	23,925	25,766
Goodwill	1,855	1,855
Intangible assets, net	411	517
Debt issue costs	250	246
Other assets	246	268

Total assets	$41,579	$42,314
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,537	$1,610
Accrued expenses	2,602	3,081
Customer advances	3,916	4,226
Current portion of capital lease obligation	490	472
Current portion of long-term debt	4,849	721
Total current liabilities	13,394	10,110

Capital lease obligation, less current portion	1,399	1,648
Long-term debt, less current portion	7,996	8,186
Subordinated debt, long-term	—	4,477
Deferred income taxes	539	539

Shareholders equity:
Preferred Shares:
Authorized shares - 1,000
Issued and outstanding shares - none	—	—
Common Shares:
Authorized shares - 19,000
Issued and outstanding shares - 4,909 at March 31, 2007
and 4,892 at September 30, 2006	1,189	1,182
Additional paid-in capital	11,842	11,677
Retained earnings	5,264	4,584
Accumulated other comprehensive loss	(44)	(89)

Total shareholders’ equity	18,251	17,354

Total liabilities and shareholders’ equity	$41,579	$42,314

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service revenue	$8,726	$10,053	$17,334	$17,592
Product revenue	2,585	2,364	4,861	4,669
Total revenue	11,311	12,417	22,195	22,261

Cost of service revenue	6,968	6,760	13,585	12,624
Cost of product revenue	1,163	725	2,040	1,560
Total cost of revenue	8,131	7,485	15,625	14,184

Gross profit	3,180	4,932	6,570	8,077

Operating expenses:
Selling	673	680	1,352	1,413
Research and development	101	201	456	639
General and administrative	1,858	2,873	3,497	5,774
(Gain) loss on sale of property and equipment	95	11	83	(5)
Total operating expenses	2,727	3,765	5,388	7,821

Operating income	453	1,167	1,182	256

Interest income	12	2	24	4
Interest expense	(230)	(248)	(471)	(508)
Other income	—	—	3	—

Income (loss) before income taxes	235	921	738	(248)

Income taxes (benefit)	111	383	58	(70)
Net income (loss)	$124	$538	$680	$(178)

Net income (loss) per share:
Basic	$0.03	$0.11	$0.14	$(0.04)
Diluted	$0.03	$0.11	$0.14	$(0.04)

Weighted common and common equivalent
shares outstanding:
Basic	4,909	4,875	4,907	4,873
Diluted	4,940	4,971	4,924	4,873

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$680	$(178)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	1,767	1,702
(Gain) Loss on sale of property and equipment	83	(5)
Deferred income taxes	(120)	(100)
Employee stock option expense	93	139
Changes in operating assets and liabilities:
Accounts receivable	(433)	2,619
Inventories	(86)	(166)
Prepaid expenses	(98)	(175)
Asset held for resale	(653)	—
Accounts payable	(73)	(442)
Refundable income taxes	(51)	(307)
Accrued expenses	(442)	(514)
Customer advances	(310)	(1,496)
Net cash provided by operating activities	357	1,077

Investing activities
Capital expenditures - Net of disposals	290	(1,332)
Proceeds from sale of property and equipment	—	50
Net cash provided (used) by investing activities	290	(1,282)

Financing activities
Borrowings on line of credit	0	8,805
Payments on line of credit	0	(8,156)
Payments on capital lease obligations	(231)	(168)
Proceeds from exercise of stock options	79	94
Payments of long-term debt	(539)	(551)
Net cash provided (used) by financing activities	(691)	24

Effects of exchange rate changes	(188)	(35)

Net increase (decrease) in cash and cash equivalents	(232)	(216)
Cash and cash equivalents at beginning of period	1,647	1,254
Cash and cash equivalents at end of period	$1,415	$1,038

See accompanying notes to condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of the Business and Basis of Presentation

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the "Company" or “BASi”) engage in laboratory services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2006. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2007 and 2006 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2007. The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the results for the year ending September 30, 2007.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2. Stock Based Compensation

At March 31, 2007, we had stock-based employee and outside director compensation plans, which are described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2006. All options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we began expensing the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard 123 (Revised). Utilizing Modified Prospective Application, we expensed that portion of the estimated fair value of awards at grant date related to the outstanding options that vested during the period. The assumptions used are detailed in Note 1(f) to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2006. Stock based compensation expense for the three months and six months ended March 31, 2007 was $50 and $93, respectively, and compensation expense for the three months and six months ended March 31, 2006 was $71 and $139, respectively. We did not record any tax benefit related to these options.

There were no options granted in the fiscal year ended September 30, 2006. The assumptions used in computing our stock based compensation expense for options granted in the six months ended March 31, 2007 were as follows:

Risk-free interest rate	4.65%
Dividend yield	0.00%
Volatility factor of the expected market price of the Company’s common stock	0.623
Expected life of the options (years)	6.9 —7.7

3. Income (Loss) per Share

We compute basic income/(loss) per share using the weighted average number of common shares outstanding. We compute diluted income/(loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon conversion of convertible subordinated debt have not been included as they were not dilutive. No shares issuable upon exercise of options or conversion of debt are included in the computation of loss per share for the six months ended March 31, 2006 as they are anti-dilutive.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Shares:
Basic shares	4,909	4,875	4,907	4,873
Effect of dilutive securities
Options	31	96	17	—
Convertible Subordinated debt	—	—	—	—
Diluted shares	4,940	4,971	4,924	4,873
Basic and diluted net income (loss)	$124	$538	$680	$(178)
Basic earnings (loss) per share	$0.03	$0.11	$0.14	$(0.04)
Diluted earnings (loss) per share	$0.03	$0.11	$0.14	$(0.04)

4. Inventories

Inventories consisted of the following:

	March 31, 2007	September 30, 2006
Raw materials	$1,381	$1,335
Work in progress	212	278
Finished goods	463	357
	2,056	1,970
Less LIFO reserve	(83)	(83)
	$1,973	$1,887

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

The following table presents operating results by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Operating income (loss):
Services	$278	$393	$736	$(459)
Products	175	774	446	715
Total operating income	453	1,167	1,182	256
Corporate expenses	(218)	(246)	(444)	(504)
Income (loss) before income taxes	$235	$921	$738	$(248)

6. Asset Held for Resale

On April 9, 2007 we sold a building and lot adjacent to our facility in West Lafayette, IN that was not being utilized in our operations, recognizing a loss on the sale of $98. The loss was recorded in our results for the three and six months ended March 31, 2007. The net realizable value of the asset is shown as Asset Held for Resale in our balance sheet at March 31, 2007.

7. Income Taxes

We computed income taxes using an overall effective tax rate of 41.5% on our consolidated domestic income, which is our estimate of our combined federal and local tax rates for the current fiscal year. In the six months ended March 31, 2007 we did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes.

8. Stock Option Plans

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

Options in both plans expire the earlier of ten years from grant date or termination of employment.

A summary of our stock option activity and related information for the six months ended March 31, 2007 is as follows:

	Six Months Ended March 31, 2007
	Options	Weighted average exercise price
Outstanding - beginning of period	404	$4.98
Exercised	(17)	4.48
Granted	20	5.19
Terminated	(40)	4.89

Outstanding - end of period	367	$5.03

Weighted grant date fair values		$3.37

The intrinsic values of options exercised in the six months ended March 31, 2007 were $10. We received $76 from their exercise, for which no tax benefit was recognized. The options on the 367 shares outstanding at March 31, 2007 had an aggregate intrinsic value of $636 and a weighted average contract term of 6.3 years.

A summary of non-vested options for the six months ended March 31, 2007 is as follows:

	Number	Weighted Average Grant Date Fair Value
Non-vested options, beginning of period	278	$3.43
Granted	20	3.49
Vested	(49)	3.42
Forfeited	(73)	3.51
Non-vested options, end of period	176	$3.49

At March 31, 2007, there were 191 shares vested, all of which were exercisable. The weighted average exercise price for these shares was $5.03 per share; the aggregate intrinsic value of these shares was $341 and the weighted average remaining term was 6.0 years.

At March 31, 2007, there were 320 shares available for grants under the two plans.

The following applies to options outstanding at March 31, 2007:

Range of exercise prices	Number outstanding at March 31, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at March 31, 2007	Weighted average exercise price
$2.80 - 4.58	160	5.56	4.35	106	4.33
$4.96 - 5.74	190	7.54	5.34	68	5.37
$7.18 - 8.00	17	0.15	8.00	17	8.00

At March 31, 2007, we had $150 of compensation expense to be recognized for non-vested options with a weighted average vesting period of 1.55 years.

9. Recently Issued Accounting Standards

In February, 2007 the Financial Accounting Standards Board (“FASB’) issued FASB Statement Number 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement allows the use of fair values for certain financial instruments in financial statements for years beginning after November 15, 2007. While we have not completed an evaluation of the impact of electing to use fair values for valuing these items in our financial statements, it does not appear likely that we will elect to use the fair values allowed in this statement.

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

In our Annual Report on Form 10-K for the year ended September 30, 2006, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as the material potential risks posed to our business by these industries. Those comments are still applicable, and are found under “General” in Part I, Item 2 of that report.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service revenue	77.1%	81.0%	78.1%	79.0%
Product revenue	22.9	19.0	21.9	21.0
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	79.8	67.2	78.4	71.8
Cost of product revenue (a)	45.0	30.7	42.0	33.4
Total cost of revenue	71.9	60.3	70.4	63.7

Gross profit	28.1	39.7	29.6	36.3

Total operating expenses	24.1	30.3	24.3	35.1

Operating income	4.0	9.4	5.3	1.2

Other expense	(1.9)	(2.0)	(2.0)	(2.3)

Income (loss) before income taxes	2.1	7.4	3.3	(1.1)

Income tax provision (benefit)	1.0	3.1	0.2	(0.3)
Net income (loss)	1.1%	4.3%	3.1%	(0.8)%

(a) Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2007 decreased 9% to $11.3 million compared to $12.4 million for the second quarter last year. Our Service segment revenue decreased by 13% from $10.1 million to $8.7 million compared to the comparable period last year. This was primarily the result of a decline in revenues in our bioanalytical laboratories, where revenues in the year earlier quarter were particularly strong due to a large study in that quarter that had been rescheduled from an earlier quarter. Our toxicology revenues increased $0.4 million (a 10% increase), reflecting the continued health of our toxicology operations. Revenue in our Baltimore clinic increased 4% over the comparable quarter last year, reflecting our continuing effort to cultivate new clients for these services. Sales in our Products segment increased 9.3% from $2.4 million in our second fiscal quarter last year to $2.6 million in the current quarter. Sales of our Culex automated pharmacology systems showed continued strength posting a $0.5 million increase over the same period last year. The Culex systems improvement in sales was offset by declines in our more mature products.

Cost of Revenues

Cost of revenues for the second quarter ended March 31, 2007 was $8.1 million or 72% of revenue compared to $7.5 million, or 60% of revenue for the second quarter last year. Our cost of Service revenue as a percentage of Service revenue increased from 67% in the second fiscal quarter last year to 80% in the quarter ended March 31, 2007. A substantial portion of our cost of productive capacity (personnel, facilities and laboratory equipment) is relatively fixed, resulting in a higher cost of services as a percentage of sales when compared to the same period a year ago due to the revenue decrease. The revenue decrease did not create a corresponding decrease in the costs of productive capacity. In addition, we transferred our pre-clinical services payroll related costs from our research group to cost of services. Similarly, our costs of Product revenue as a percentage of Product revenue increased from 31% to 45%. A substantial portion of products shipped in the quarter ended March 31, 2007 were manufactured in the prior quarter, with manufacturing activity lower in the current fiscal quarter. This resulted in under-absorption of manufacturing costs in the current quarter, which is included in cost of products and raises the percentage of costs compared to sales.

Operating Expenses

Selling expenses for the three months ended March 31, 2007 decreased 1% to $673 thousand from $680 thousand for the three months ended March 31, 2006. There were no significant changes in our sales efforts between the comparable quarters. Research and development expenses for the three months ended March 31, 2007 decreased 50% to $101 thousand from $201 thousand for the three months ended March 31, 2006 as a result of $118 thousand of payroll costs related to the commercialization of our pharmacokinetics and pharmacodynamics services being transferred from our research group to cost of services in the current quarter.

General and administrative expenses for the three months ended March 31, 2007 decreased 35% to $1.9 million, down from $2.9 million for the three months ended March 31, 2006. The major contributors to our cost reduction were the strategic reduction in personnel in September 2006, the impairment charge taken on the Baltimore clinic in fiscal 2006 reducing our expenses in the current year, and a shift to utilization of temporary personnel in the Baltimore clinic which enables us to reduce personnel costs when the clinic is not occupied. We also recorded a loss of $98 thousand on the sale of an excess building adjacent to our main facility in West Lafayette, IN.

Other Income (Expense)

Our interest expense declined $18 thousand to $230 thousand due to lower average outstanding borrowings between the comparable quarters, in spite of higher short term rates in the current quarter. A significant amount of our borrowings are at fixed rates that did not change between the comparable quarters.

Income Taxes

We computed our tax provision for the current quarter using an overall effective tax rate of 41.5% on domestic earnings, which is our combined federal and local rate. We were able to utilize tax loss carryforwards available on our foreign earnings and therefore provided no related income tax expense.

Net Income (Loss)

As a result of the above factors, we had income of $124 thousand ($0.03 per share, both basic and diluted) in the quarter ended March 31, 2007, compared to income of $538 thousand ($0.11 per share, both basic and diluted) in the same period last year.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Service and Product Revenues

Revenues for the six months ended March 31, 2007 were relatively unchanged: $22.2 million as compared to $22.3 million for the six month period last year. Service revenue decreases of 2% were the result of a decline in our Baltimore clinical research unit revenues of $1.4 million due to the loss of a significant customer in our second fiscal quarter of 2006. This decrease was partially offset by increases of $0.3 million and $0.2 million in our U.K. and Oregon bioanalytical laboratories respectively, along with an increase of $0.4 million in toxicology revenues. Revenues for our Products increased 4% for the six months, due to the items cited in the current quarter.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2007 was $15.6 million or 70% of revenue compared to $14.2 million, or 64% of revenue for the same period last year. Both the cost of Service revenue and the cost of Product revenue increased as a percentage of Service revenues and Product revenues, respectively, due to the items cited in the current quarter.

Operating Expenses

Selling expenses for both the six months ended March 31, 2007 and the six months ended March 31, 2006 were unchanged at $1.4 million each. Research and development expenses for the six months ended March 31, 2007 decreased 29% to $456 thousand from $639 thousand for the six months ended March 31, 2006, due to personnel previously charged to research and development now being charged to cost of services as we commercialize our pharmacokinetics and pharmacodynamics services, which had previously been in development.

General and administrative expenses for the six months ended March 31, 2007 decreased 39% to $3.5 million, down from $5.8 million for the six months ended March 31, 2006 due to items cited in the current quarter.

Other Income (Expense)

Interest expense decreased 7% from $508 thousand to $471 thousand in the six months ended March 31, 2007 from the comparable period of the prior year as a result of reduced average outstanding borrowings.

Income Taxes

We computed our income tax using an effective tax rate of 41.5% on domestic earnings for the six months ended March 31, 2007. We did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes. The income tax benefit for the six months ended March 31, 2006 was computed using an effective tax rate of 42.5% on the US taxable losses, the effective benefit was reduced by an accrual for an additional $30 thousand for settlement of a disputed state tax liability.

Net Income (Loss)

As a result of the above, we had income of $680 thousand ($0.14 per share, both basic and diluted) for the first six months of the current year, compared to a net loss in the prior year of $178 thousand ($0.04 loss per share, both basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2007 we had cash and cash equivalents of $1.4 million, compared to cash and cash equivalents of $1.6 million at September 30, 2006. Approximately 26% of our cash balances were in the U.K at March 31, 2007 as compared to 60% at March 31, 2006. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash provided by operating activities was $0.4 million for the six months ended March 31, 2007 compared to $1.1 million for the six months ended March 31, 2006. This was the result of the earnings to which is added our non-cash charges for depreciation and amortization, offset by receivables balances increasing as a result of new contracts, a building held for resale, and working down the balances in customer deposits and accrued expenses. The impact on cash flow of other changes in operating assets and liabilities was not material.

Net cash provided by investing activities was $0.3 million in the six months ended March 31, 2007 as a result of the netting of disposals (including a building in West Lafayette) against routine equipment purchases. Additionally, we repaid $0.8 million of principal on our long-term debt and capital leases in the six months ended March 31, 2007.

Capital Resources

We have a $6.0 million revolving credit agreement with a commercial bank which extends until December 31, 2007. We may utilize up to that amount based upon our qualifying inventory and accounts receivable. We are in discussions with our bank to extend this facility beyond its expiration date.

We have an outstanding letter of credit securing our lease on our Baltimore facility for $1.0 million, which expires in January 2008. The letter of credit reduces our amounts available under our revolving credit facility.

We have $4.0 million of convertible subordinated debt, which becomes due on January 1, 2008. Accordingly, the entire amount is presented in current portion of long-term debt in the balance sheet at March 31, 2007. The debt is convertible at $16 per share into common stock, a conversion price that makes it unlikely to be converted before its maturity. This debt is subordinated to our bank debt, and cannot be repaid without the consent of our senior lenders. We are currently exploring options to refinance this debt, including acquiring additional mortgage debt, extending the terms of the debt, and obtaining funds by a private placement of debt or equity securities.

We expect our total capital additions in fiscal 2007 to be in the range of $1.0 million to $1.2 million. We expect to fund these capital expenditures from operating cash flow.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate borrowing to finance the buildup of receivables and inventory.

At March 31, 2007, we had $1.4 million in cash, and approximately $4.0 million available under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6.0 million with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank's prime rate to prime rate plus 50 basis points, or at the LIBOR rate plus 325 basis points, at our election. We pay a facility fee equal to 37.5 basis points on the unused portion of the line of credit. We have certain financial ratio covenants in our loan agreement, all of which were met in the quarter ended March 31, 2007.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi's contractual term debt, lease obligations and other commitments at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2007 are those items required in the final two quarters):

	2007	2008	2009	2010	2011	After 2011	Total
Capital expenditures	$200	$—	$—	$—	$—	$—	$200
Mortgage notes payable	183	384	407	431	456	6,507	8,368
Subordinated debt	—	4,477	—	—	—	—	4,477
Capital lease obligations	241	510	553	453	132	—	1,889
Operating leases	1,042	491	69	8	—	—	1,610
	$1,666	$5,862	$1,029	$892	$588	$6,507	$16,544

For further details on our indebtedness, see Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The covenants in the Company's credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand, will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future. As discussed above, in January, 2008 our subordinated notes of $4.0 million from a 2003 acquisition become due. We are exploring various alternatives to fund that obligation.

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

BASi operates internationally and is, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to the consolidated operating results of BASi in fiscal years 2006 and 2005. BASi estimates that a hypothetical 10% adverse change in foreign currency exchange rates would not affect the consolidated operating results of BASi by a material amount in fiscal year 2007.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2006.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2007, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The following matters were voted on at the meeting:

MATTER:	VOTES CAST FOR	VOTES CAST AGAINST	ABSTENTION

Election of the directors of BASi:
Peter T. Kissinger	4,275,694	413,767	202,666
Candice B. Kissinger	4,393,649	295,812	202,666
William E. Baitinger	4,616,280	73,181	202,666
David W. Crabb	4,673,880	15,581	202,666
Leslie B. Daniels	4,682,469	6,992	202,666

ITEM 6. EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc. as subsequently amended. †

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1
Employment Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on, January 11, 2007 to be effective October 2, 2006 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 17, 2007).

(31)	31.1	Certification of Richard M. Shepperd †

	31.2	Certification of Michael R. Cox †

(32)	32.1	Section 1350 Certifications †

† Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:  /s/  RICHARD M. SHEPPERD

Richard M. Shepperd
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007

By:  /s/ MICHAEL R. COX

Michael R. Cox
Vice President-Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2007