Form 10-Q
period 2007-06-30
BIOANALYTICAL SYSTEMS INC
filed 2007-08-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐ NO     ☒

As of July 31, 2007, 4,909,127 common shares of the registrant were outstanding.

		PAGE NUMBER
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2007 and September 30, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 6	Exhibits	17

SIGNATURES		18

PART I—Financial Information
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) June 30, 2007	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$3,019	$1,647
Accounts receivable
Trade	5,252	6,492
Unbilled revenues and other	2,695	1,545
Inventories	1,806	1,887
Deferred income taxes	723	604
Refundable income taxes	718	888
Prepaid expenses	710	599
Total current assets	14,923	13,662

Property and equipment, net	23,483	25,766
Goodwill	1,855	1,855
Intangible assets, net	357	517
Debt issue costs	231	246
Other assets	244	268
Total assets	$41,093	$42,314

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,480	$1,610
Accrued expenses	2,753	3,081
Customer advances	2,981	4,226
Current portion of capital lease obligation	500	472
Current portion of long-term debt	4,815	721
Total current liabilities	12,529	10,110

Capital lease obligation, less current portion	1,270	1,648
Long-term debt, less current portion	7,948	8,186
Subordinated debt, long-term	—	4,477
Deferred income taxes	558	539

Shareholders’ equity:
Preferred shares: Authorized shares - 1,000
Issued and outstanding shares - none	—	—
Common shares: Authorized shares - 19,000
Issued and outstanding shares 4,909 at June 30, 2007
and 4,892 at September 30, 2006	1,190	1,182
Additional paid-in capital	11,913	11,677
Retained earnings	5,713	4,584
Accumulated other comprehensive loss	(28)	(89)
Total shareholders’ equity	18,788	17,354
Total liabilities and shareholders’ equity	$41,093	$42,314

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006		2007	2006

Service revenue	$10,687		$7,956	$28,021	$25,548
Product revenue	1,928		2,082	6,789	6,751
Total revenue	12,615		10,038	34,810	32,299

Cost of service revenue	7,644		6,343	21,229	18,965
Cost of product revenue	853		1,165	2,892	2,725
Total cost of revenue	8,497		7,508	24,121	21,690

Gross profit	4,118		2,530	10,689	10,609

Operating expenses:
Selling	687		625	2,038	2,038
Research and development	212		350	668	989
General and administrative	2,097		3,966	5,596	9,737
(Gain)/loss on sale of property and equipment	(3)		—	80	—
Total operating expenses	2,993		4,941	8,382	12,764

Operating income (loss)	1,125		(2,411)	2,307	(2,155)

Interest income	27		2	52	6
Interest expense	(245)		(272)	(717)	(780)
Other income	1		—	4	—

Income (loss) before income taxes	908		(2,681)	1,646	(2,929)

Income taxes (benefit)	459		(925)	517	(995)
Net income (loss)	$449		$(1,756)	$1,129	$(1,934)

Net income (loss) per share:
Basic	$0.09	$	(0.36)	$0.23	$(0.40)
Diluted	$0.09	$	(0.36)	$0.23	$(0.40)

Weighted common and common equivalent
shares outstanding:
Basic	4,909		4,892	4,908	4,879
Diluted	4,976		4,892	4,952	4,879

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Operating activities
Net income/(loss)	$1,129	$(1,934)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	2,640	3,069
Impairment of assets	—	1,100
Loss on sale of property and equipment	80	—
Employee stock option expense	164	210
Deferred income taxes	(100)	(591)
Other	118	—
Changes in operating assets and liabilities:
Accounts receivable	91	3,587
Inventories	81	152
Prepaid expenses and other assets	(96)	(194)
Accounts payable	(130)	(325)
Refundable income taxes	170	(776)
Accrued expenses	(327)	(505)
Customer advances	(1,245)	(1,218)
Net cash provided by operating activities	2,575	2,575

Investing activities
Capital expenditures	(660)	(1,286)
Proceeds from sale of property and equipment	617	45
Net cash used by investing activities	(43)	(1,241)

Financing activities
Borrowings on line of credit	—	11,360
Payments on line of credit	—	(12,280)
Exercise of stock options	80	94
Payments on capital lease obligations	(351)	(305)
Payments of long-term debt	(621)	(638)
Net cash used by financing activities	(892)	(1,769)

Effects of exchange rate changes	(268)	(42)

Net increase (decrease) in cash and cash equivalents	1,372	(477)
Cash and cash equivalents at beginning of period	1,647	1,254
Cash and cash equivalents at end of period	$3,019	$777

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles, and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2006. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2007 and 2006 include all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2007. The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the results for the year ending September 30, 2007.

All amounts in the condensed consolidated financial statements and the notes thereto are presented in thousands, except for per share data or where otherwise noted.

2. Stock Based Compensation

At June 30, 2007, we had stock-based employee and outside director compensation plans, which are described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended September 30, 2006. All options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective October 1, 2005, we began expensing the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard 123 (Revised). Utilizing Modified Prospective Application, we expensed that portion of the estimated fair value of awards at grant date related to the outstanding options that vested during the period. The assumptions used are detailed in Note 1(f) to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2006. Stock based compensation expense for the three months and nine months ended June 30, 2007 was $71 and $164, respectively, and compensation expense for the three months and nine months ended June 30, 2006 was $71 and $210, respectively. We recorded tax benefits of $19 related to options in the three and nine months ended June 30, 2007.

There were no options granted in the fiscal year ended September 30, 2006. The assumptions used in computing our stock based compensation expense for options granted in the nine months ended June 30, 2007 were as follows:

Risk-free interest rate	4.65%
Dividend yield	0.00%
Volatility factor of the expected market price of the Company’s common stock	0.497 to 0.623
Expected life of the options (years)	5.4 - 7.7

3. Income (Loss) per Share

We compute basic income/(loss) per share using the weighted average number of common shares outstanding. We compute diluted income/(loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon conversion of convertible subordinated debt have not been included as they were not dilutive. No shares issuable upon exercise of options or conversion of debt are included in the computation of loss per share in 2006 as they are anti-dilutive.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Shares:
Basic shares	4,909	4,892	4,908	4,879
Effect of dilutive securities
Options	67	—	44	—
Convertible Subordinated debt	—	—	—	—
Diluted shares	4,976	4,892	4,952	4,879
Basic and diluted net income (loss)	$449	$(1,756)	$1,129	$(1,934)
Basic earnings (loss) per share	$0.09	$(0.36)	$0.23	$(0.40)
Diluted earnings (loss) per share	$0.09	$(0.36)	$0.23	$(0.40)

4. Inventories

Inventories consisted of the following:

	June 30, 2007	September 30, 2006

Raw materials	$1,337	$1,335
Work in progress	294	278
Finished goods	258	357
	1,889	1,970
Less LIFO reserve	(83)	(83)
	$1,806	$1,887

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

The following table presents operating results by segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Operating income (loss):
Services	$1,271	$(2,169)	$2,021	$(2,628)
Products	(146)	(242)	286	473
Total operating income (loss)	1,125	(2,411)	2,307	(2,155)
Corporate expenses	(217)	(270)	(661)	(774)
Income (loss) before income taxes	$908	$(2,681)	$1,646	$(2,929)

6. Income Taxes

We computed income taxes using an overall effective tax rate of 41.5% on our consolidated domestic income, which is our estimate of our combined federal and local tax rates for the current fiscal year. In the nine months ended June 30, 2007 we did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes.

7. Stock Option Plans

The Company established an Employee Stock Option Plan and Outside Director Stock Option Plan whereby options to purchase the Company’s common shares at fair market value at date of grant can be granted to our employees and Outside Directors. Options granted become exercisable in four equal annual installments beginning two years after the date of grant. These plans terminate in fiscal 2008.

Options in both plans expire the earlier of ten years from grant date or termination of employment or service.

A summary of our stock option activity and related information for the nine months ended June 30, 2007 is as follows:

	Nine Months Ended June 30, 2007
	Options	Weighted average exercise price
Outstanding - beginning of period	404	$4.98
Exercised	(17)	4.48
Granted	295	6.97
Terminated	(41)	4.87

Outstanding - end of period	641	$5.92
Weighted grant date fair values		$3.50

The intrinsic values of options exercised in the nine months ended June 30, 2007 were $10. We received $76 from their exercise, for which no tax benefit was recognized. The options on the 641 shares outstanding at June 30, 2007 had an aggregate intrinsic value of $770 and a weighted average contract term of 7.7 years.

A summary of non-vested options for the nine months ended June 30, 2007 is as follows:

	Number	Weighted Average Grant Date Fair Value
Non-vested options, beginning of period	278	$3.56
Granted	295	3.57
Vested	(106)	3.38
Forfeited	(31)	3.47
Non-vested options, end of period	436	3.57

At June 30, 2007, there were 205 shares vested, all of which were exercisable. The weighted average exercise price for these shares was $4.98 per share; the aggregate intrinsic value of these shares was $517 and the weighted average remaining term was 5.5 years.

At June 30, 2007, there were 320 shares available for grants under the two plans.

The following applies to options outstanding at June 30, 2007:

Range of exercise prices	Number outstanding at June 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable at June 30, 2007	Weighted average exercise price
$2.80 - 4.58	159	5.33	4.35	120	4.33
$4.96 - 5.74	190	7.29	5.34	68	5.37
$7.10 - 8.00	292	9.08	7.15	17	8.00

At June 30, 2007, we had $824 of compensation expense to be recognized for non-vested options with a weighted average vesting period of 1.57 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding BASi's intent, belief or current expectations with respect to (i) BASi's strategic plans; (ii) BASi's future profitability; (iii) BASi's capital requirements; (iv) industry trends affecting the Company's financial condition or results of operations; (v) the Company's sales or marketing plans; or (vi) BASi's growth strategy. Investors in BASi's common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Part I of BASi’s Annual Report on Form 10-K for the year ended September 30, 2006. Although the Company believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that BASi's plans and objectives will be achieved.

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

In our Annual Report on Form 10-K for the year ended September 30, 2006, we commented on the impacts and anticipated impacts developments in the pharmaceutical industry have on our businesses, as well as the material potential risks posed to our business by these industries. Those comments are still applicable, and are found under “General” and “Changing Nature of the Pharmaceutical Industry” in Part I, Item 1 of that report.

RESULTS OF OPERATIONS

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service revenue	84.7	79.3	80.5	79.1
Product revenue	15.3	20.7	19.5	20.9
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	71.5	79.7	75.8	74.2
Cost of product revenue (a)	44.2	56.0	42.6	40.4
Total cost of revenue	67.4	74.8	69.3	67.2

Gross profit	32.6	25.2	30.7	32.8

Total operating expenses	23.7	49.2	24.1	39.5

Operating income (loss)	8.9	(24.0)	6.6	(6.7)

Other expense	(1.7)	(2.7)	(1.9)	(2.4)

Income (loss) before income taxes	7.2	(26.7)	4.7	(9.1)

Income tax (expense) benefit	(3.6)	9.2	(1.5)	3.1
Net income (loss)	3.6	(17.5)	3.2	(6.0)

(a)	Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2007 increased 26% to $12.6 million compared to $10.0 million for the third fiscal quarter last year. Service revenue accounted for the $2.6 million increase, comprised of increases of $1.0 million in our toxicology facility, $1.0 million in our Baltimore clinic and $0.6 million in our bioanalytical laboratories. The improvements in our toxicology operations reflect a continued broad-based demand across existing biotechnology clients and effective sales efforts in acquiring new clients. The comparative improvements in our Baltimore clinic reflect a more favorable trial mix, volume and duration, along with the facility being impacted by a significant client cancellation in the comparable period in the last fiscal year. Strong domestic revenues accounted for our increase in bioanalytical laboratories revenue which overcame softness in the UK bioanalytical laboratory due to study delays. Product revenue was static when compared to the same period a year ago as we continued to experience steady demand for our Culex® technology, offsetting declines in our more mature product lines.

Cost of Revenues

Cost of revenues for the fiscal quarter ended June 30, 2007 was $8.5 million or 67% of revenue compared to $7.5 million, or 75% of revenue for the third fiscal quarter last year. Our cost of Service revenue as a percentage of Service revenue decreased from 80% in the third fiscal quarter last year to 71% in the quarter ended June 30, 2007. We were able to achieve a $2.6 million increase in Service revenue while incurring only an additional $1.3 million in our related costs of Service revenue in the comparable periods, improving our margin as a percentage of sales. This improvement was partly as a result of the reduction in personnel throughout our organization, as announced in September 2006. Our costs of Product revenue decreased from 56% of product revenue in the third fiscal quarter last year to 44% of product revenue in the quarter ended June 30, 2007. Although sales of Product in the current quarter were similar to the comparable period last year, a reduction of production personnel along with a favorable product mix yielded higher margins as a percentage of sales.

Operating Expenses

Selling expenses for the three months ended June 30, 2007 increased 10% to $687 from $625 for the three months ended June 30, 2006. Our sales expense increase is consistent with our increase in revenues. Research and development expenses decreased 39% to $212 from $350 for the three months ended June 30, 2007 as a result of our pharmacokinetics and pharmacodynamics (“PKPD”) services payroll costs being changed to cost of services in the current year, whereas they were included in research and development expenses in the comparable quarter last year.

General and administrative expenses for the three months ended June 30, 2007 decreased 47% to $2.1 million, down from $4.0 million for the three months ended June 30, 2006. The major contributors to our cost reduction in the current period were the strategic reductions in personnel in September 2006 which reduced costs at all locations. In the comparable quarter last year, a write-down of assets related to our Baltimore clinical research unit of $1.1 million and a bad debt write-off of $231 resulted in a one-time increase in these expenses.

Other Income/Expense

Interest expense decreased 10% to $245 in the three months ended June 30, 2007 from $272 in the comparable quarter of the prior year. This decline is due to our lower average outstanding borrowings between the comparable quarters, in spite of higher short term rates in the current quarter. This expense was offset by interest income of $27 in the current quarter as compared to $2 in the comparable quarter of the prior year. This increase is primarily attributable to higher interest rates available on short-term cash investments and higher average cash balances to invest during the three months ended June 30, 2007 compared to the same period in the last fiscal year.

Income Taxes

We computed our tax provision for the current quarter using an overall effective tax rate of 41.5% on domestic earnings, which is our combined federal and local rate. We were able to utilize tax loss carryforwards available on our foreign earnings and therefore provided no related income tax expense. In the three months ended June 30, 2006 a tax benefit was recorded using an effective tax rate of 35%. This was the federal rate on our loss in our Baltimore clinical research unit. No state benefit was provided as we had no income or state deferred taxes against which it could be utilized. Loss carryforwards on foreign earnings provided for no tax effect on foreign operations.

Net Income

As a result of the above factors, we had net income of $449 ($0.09 per share, both basic and diluted) in the quarter ended June 30, 2007, compared to a net loss of $1,756 ($0.36 per share, both basic and diluted) in the same period last year.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Service and Product Revenues

Revenues for the nine months ended June 30, 2007 increased 8% to $34.8 million in the first nine months of fiscal 2007, compared to $32.3 million for the first nine months of fiscal 2006. Service revenue increases of 10% were the result of increases in toxicology revenues of $1.5 million and bioanalytical laboratories of $1.3 million due to the factors cited above. These increases were offset by declines in our Baltimore clinic of $0.3 million, due to the postponement of a significant clinical trial. Revenues for our Products were unchanged for the nine months, due to the factors cited above for the current quarter.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2007 was $24.1 million or 69% of revenue compared to $21.7 million, or 67% of revenue for the same period last year. The commercialization of our PKPD operations in the current year account for a significant piece of this percentage change.

Operating Expenses

Selling expenses for the nine months ended June 30, 2007 of $2.0 million were unchanged from the nine months ended June 30, 2006. Increased efficiencies and targeted marketing efforts continue to yield a greater return on our sales efforts. Research and development expenses for the nine months ended June 30, 2007 decreased 32% to $668 from $989 for the nine months ended June 30, 2006. This decrease is primarily due to factors cited above.

General and administrative expenses for the nine months ended June 30, 2007 decreased 43% to $5.6 million, down from $9.7 million for the nine months ended June 30, 2006. The decline was the result of the one-time increases in the prior year and the personnel reductions previously mentioned.

Other Income/Expense

Interest expense decreased 8% from $780 to $717 in the nine months ended June 30, 2007 from the comparable period of the prior year as a result of factors cited above. Interest income increased to $52 from $6 in the nine months ended June 30, 2007 from the comparable period of the prior year as a result of factors cited above.

Income Taxes

We computed our income tax using an effective tax rate of 41.5% on domestic earnings for the nine months ended June 30, 2007. We did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes. The income tax benefit for the nine months ended June 30, 2006 was computed using the federal rate of 35% with no state benefit.

Net Income (Loss)

As a result of the above, we had net income of $1.1 million ($0.23 per share, both basic and diluted) for the first nine months of the current year, compared to a net loss in the prior year of $1.9 million ($0.40 per share, both basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2007 we had cash of $3.0 million compared to cash of $1.6 million at September 30, 2006. Approximately 12% of our cash balances were in the U.K. We monitor our U.K. cash needs to avoid currency conversion costs, which in the current interest rate environment can exceed interest.

Our net cash provided by operating activities was $2.6 million for the nine months ended June 30, 2007. This was the result of net income from operations of $1.1 million plus depreciation and amortization of $2.7 million, offset by a decrease in customer advances of $1.2 million.

Net cash used by investing activities was $0.04 million in the nine months ended June 30, 2007 as a result of our routine equipment purchases being offset by the proceeds of asset sales (including a building in West Lafayette). Additionally, we repaid $1.0 million of principal on our long-term debt and capital leases in the nine months ended June 30, 2007.

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

We have $4.0 million of convertible subordinated debt, which becomes due on January 1, 2008. Accordingly, the entire amount is presented in current portion of long-term debt in the balance sheet at June 30, 2007. The debt is convertible at $16 per share into common stock, a conversion price that makes it unlikely to be converted before its maturity. This debt is subordinated to our bank debt, and cannot be repaid without the consent of our senior lenders. We currently intend to retire this debt from operating cash and cash flow, possibly augmenting with some additional mortgage financing or utilizing our line of credit.

We expect our total capital additions in fiscal 2007 to be in the range of $0.9 million to $1.3 million. We have funded and expect to fund these capital expenditures from operating cash flow.

Liquidity

We do not foresee the need to borrow extensively under our revolving credit agreement to finance current operations, except for periods when rapid growth of new business may necessitate borrowing to finance the buildup of receivables and inventory.

At June 30, 2007, we had $3.0 million in cash, and approximately $4.0 million available under our revolving credit facility.

Our revolving line of credit expires December 31, 2007. The maximum amount available under the terms of the agreement is $6.0 million with outstanding borrowings limited to the borrowing base as defined in the agreement. Interest accrues monthly on the outstanding balance at the bank's prime rate to prime rate plus 50 basis points, or at the LIBOR rate plus 325 basis points, at our election. We pay a facility fee equal to 37.5 basis points on the unused portion of the line of credit. We have certain financial ratio covenants in our loan agreement, all of which were met in the quarter ended June 30, 2007.

We have mortgages on our facilities in West Lafayette and Evansville, Indiana totaling $8.3 million. The interest rate is variable at the bank’s prime rate or at a rate indexed to treasury bills, at our option.

We are required to make cash payments in the future on debt and lease obligations. The following table summarizes BASi's contractual term debt, lease obligations and other commitments at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods (amounts presented for 2007 are those items required in the final quarter):

	2007	2008	2009	2010	2011	After 2011	Total

Capital expenditures	$85	$—	$—	$—	$—	$—	$85
Mortgage notes payable	81	343	369	396	426	6,670	8,285
Subordinated debt	—	4,477	—	—	—	—	4,477
Capital lease obligations	122	510	553	453	132	—	1,770
Operating leases	526	1,471	1,378	1,341	1,355	4,214	10,285

	$814	$6,801	$2,300	$2,190	$1,913	$10,884	$24,902

For further details on our indebtedness, see Note 7 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006.

The covenants in the Company's credit agreement requiring the maintenance of certain ratios of interest bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements may restrict the amount the Company can borrow to fund future operations, acquisitions and capital expenditures. Based on our current business activities, we believe cash generated from our operations and amounts available under our existing credit facilities and cash on hand will be sufficient to fund the Company's working capital and capital expenditure requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BASi’s primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under the Revolving Credit Agreement between BASi and National City Bank dated January 4, 2005 bear interest at a rate of either the bank’s prime rate plus 50 basis points, or at the LIBOR rate plus 325, at BASi’s option. Borrowings under the Company’s mortgages with Regions Bank bear interest at their prime rate, or an indexed rate based on Treasury Bill rates at the Company’s option.

BASi has not used derivative financial instruments to manage exposure to interest rate changes. BASi estimates that a hypothetical 10% adverse change in interest rates would affect the consolidated operating results of BASi by approximately $70 in pretax expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. As disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, the Company implemented new systems in its prior fiscal year. Although the Company continues in the development of these new accounting systems, the Chief Executive Officer and Chief Financial Officer believe that implementation of these new accounting systems now allow the Company to record, process, summarize and report accounting information to timely file its Exchange Act reports.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

Number assigned in Regulation S-K Item 601		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).
	3.2	Second Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2007).
(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).
(10)	10.1	Employment Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007. †
	10.2	Option Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007. †
	10.3	First Amendment to Lease by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007. †
	10.4	Lease Agreement by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007. †
(31)	31.1	Certification of Richard M. Shepperd †
	31.2	Certification of Michael R. Cox †
(32)	32.1	Section 1350 Certifications †

†	Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.

By:	/s/ RICHARD M. SHEPPERD
Richard M. Shepperd President and Chief Executive Officer (Principal Executive Officer) Date: August 14, 2007

By:	/s/ MICHAEL R. COX
Michael R. Cox Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2007