Form 10-K
period 2007-09-30
BIOANALYTICAL SYSTEMS INC
filed 2007-12-27
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ stock market on March 30, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $22,425,000. As of December 21, 2007, 4,909,127 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of December 21, 2007.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although Bioanalytical Systems, Inc. (the "Company", “we”) believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 12. The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved.(Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

The Company, a corporation organized in Indiana, provides contract development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in research to understand the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its formation in 1974.

We support preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Scientists engaged in analytical chemistry, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are our principal clients.

Acquisitions

PharmaKinetics Laboratories, Inc.

On May 26, 2003, PharmaKinetics Laboratories, Inc., a Maryland corporation ("PKLB"), became a majority owned subsidiary of the Company. Following the acquisition, PKLB was renamed BASi Maryland, Inc. We acquired this site to broaden our service offering base through the addition of Phase I and bioequivalence testing in human subjects. In addition, we wanted to establish a meaningful operating presence physically near current and potential clients on the East Coast of the United States (“U.S.”). This site's operating performance prior to the acquisition had been poor. Since the acquisition, we have made significant organizational, managerial, staff, and physical plant changes to improve performance at the Baltimore clinic; however, the loss of a major client as a result of its acquisition during fiscal 2006 caused a significant downturn in BASi Maryland’s operating results. This resulted in an adjustment, in the third quarter of fiscal 2006, to the carrying value of the assets acquired.

LC Resources, Inc.

On December 13, 2002, we acquired LC Resources, Inc. ("LCR"), a privately held company with operations in McMinnville, Oregon. We believe LCR has a strong reputation in liquid chromatography and bioanalysis, and provides a location that is significantly closer to clients on the West Coast of the U.S.

Changing Nature of the Pharmaceutical Industry

Our services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of cradle-to-grave pharmaceutical development services. Our products are also marketed to academic and governmental institutions. Our services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. We believe that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

Accelerated Drug Development

Clients continue to demand faster, more efficient, more selective development of a larger pool of drug candidates. Clients demand fast, high quality service in order to make well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

Cost Containment

Pharmaceutical companies continue to push for more efficient operations through outsourcing to optimize profitability as development costs climb, staff costs increase, generic competition challenges previously secure profit generators, political and social pressures to reduce health care costs escalate, and shareholder expectations mount.

Patent Expiration

As exclusivity ends with patent expiry, drug companies defend their proprietary positions against generic competition with various patent extension strategies. Both the drug company creating these extensions and the generic competitors should provide additional opportunities for us.

Alliances

Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. We believe that such alliances will lead to a greater number of potential drugs in testing, many under study by small companies lacking broad technical resources. Those small companies can add shareholder value by further developing new products through outsourcing, reducing risk for potential allies.

Mergers and Acquisitions

Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, we believe they will continue to streamline operations and minimize staffing, which should lead to more outsourcing. Consolidation may result in short-term disruption in placement of, or progress on, drug development programs as merging companies rationalize their respective drug development pipelines. As an example, in fiscal 2006, an acquisition of a significant client of our Baltimore clinic resulted in the client cancelling scheduled work in our clinic, which directly contributed to losses in the clinic’s operations.

Biotechnology Industry and Virtual Drug Company Growth

The biotech industry continues to grow and has introduced many new developmental drugs. Many biotech drug developers do not have in-house resources to conduct development. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Efficient use of limited funds motivates smaller firms to seek outside service providers rather than build expensive infrastructure.

Unique Technical Expertise

The increasing complexity of new drugs requires highly specialized, innovative, solution-driven research not available in all client labs. We believe that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

Data Management Expertise

Our clients and the FDA require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. We have made significant investments in software throughout our contract services groups to optimize efficiency and ensure compliance with FDA regulations and client expectations.

Globalization of the Marketplace

Foreign firms are relying on independent development companies with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. We believe that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services will benefit from this trend.

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

Clients work with our preclinical services group to establish pharmacokinetics, pharmacodynamics and safety testing of the new drug. These safety studies range from acute safety monitoring on drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide kinetic, metabolism and dose-ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of our products are designed for use in preclinical development. The Culex® APS, a robotic automated pharmacology system, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively.  Clients and our bioanalytical services group sometimes use these electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples. Liquid chromatography coupled to mass spectrometry is now a mainstay of our bioanalytical laboratories. We have invested heavily in robotics and mass spectrometry systems over the last ten years.

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

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. Our bioanalytical work per study grows rapidly from Phase I through III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

We perform Phase I studies at our clinic in Baltimore. Phase I services include bioavailability testing to monitor the rate and extent to which a drug becomes available in the blood. Bioavailability can also be used to compare the bioequivalence of similar generic and brand name drugs.

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

We also provide services in all areas during the post-approval phase, concentrating on bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.

The increases in our services offerings as a result of both acquisition and internal development have resulted in our ability to provide a broader range of services to our clients, often using combined services of several disciplines to address client needs.

Our ability to solve client problems by combining our knowledge base, services and products has been a factor in our selection by major pharmaceutical companies to assist in several preclinical and Phase I clinical trials, as well as in the post-approval phase.

Company Services and Products

Overview

We operate in two business segments – contract research services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both segments arose out of our expertise in a number of core technologies designed to quantify trace chemicals in complex matrices. We evaluate performance and allocate resources based on these segments.

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, clinical trials, regulatory compliance and quality control testing. Revenues from the services segment were $36.1 million for fiscal 2007. The following is a description of the services provided by our contract research services segment:

•
Product Characterization, Method Development and Validation: Analytical methods primarily performed in West Lafayette, Indiana determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•
Bioanalytical Testing: We analyze specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at our facilities in Indiana, Oregon and the United Kingdom (“UK”).

•
Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana necessary to establish and confirm product purity, potency and shelf life. We have multiple International Conference on Harmonization validated controlled climate GMP (Good Manufacturing Practices) systems in place.

•
In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in Evansville, Indiana and West Lafayette, Indiana using our robotic Culex® APS (Automated Pharmacology System) system.

•
Preclinical and Pathology Services: We provide pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

•
Phase I: We perform Phase I human clinical trials in our 110-bed clinic in Baltimore. These are principally bioavailability, bioequivalence and first-in-human studies, both for generic drug and innovator pharmaceutical firms.

Research Products

We focus our products business on expediting preclinical screening of developmental drugs. We compete in very small niches of the multibillion dollar analytical instrument industry. The products business targets, and in some cases dominates, unique niches in life science research. We design, develop, manufacture and market state-of-the-art:

•	Robotic sampling systems and accessories (including disposables, training, systems qualification)

•	In vivo microdialysis collection systems

•	Physiology monitoring tools

•	Liquid chromatography and electrochemistry instruments platforms

Revenues for our products segment were $9.2 million for fiscal 2007. The following is a description of the products we offer:

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

•
Bioanalytical separation systems (liquid chromatography) are used to detect and quantify low concentrations of substances by tracking complex chemical, physiological and behavioral effects in biological fluids and tissues from humans and laboratory animal models.

•
Specialized chemical analyzers monitor trace levels of organic chemicals, such as neurotransmitters, in biological samples using core electrochemistry, liquid chromatography and enzymology technologies to separate and quantify drugs, xenobiotics, metabolites and other chemicals in blood, cerebrospinal fluid and other biological media.

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

•	Vetronics small animal diagnostic electro-cardiogram and vital signs monitors are used primarily in veterinary clinics.

Clients

Over the past five years, we have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects in 2007 by Informa Healthcare. Approximately 13% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies. We believe that smaller companies are more inclined to establish a consistent, long-term, strategic relationship, but realize that they may be poorly funded. We have adapted by increasing our focus on a larger number of specialist service buyers at large and small clients and by engaging in a more active and more diversified business development effort.

Pfizer (including its predecessor companies) is our largest client. Pfizer accounted for approximately 5.3%, 7.3% and 10.1% of the Company's total revenues in fiscal 2007, 2006 and 2005, respectively. Pfizer accounted for 5.1% and 12.8% of total trade accounts receivable at September 30, 2007 and 2006, respectively.

There can be no assurance that our business will not continue to be dependent on continued relationships with Pfizer or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with our clients, the importance of a single client may vary dramatically from year to year.

Sales and Marketing

Capitalizing on our long history of innovation and technical excellence, our current sales and marketing plan targets both the top 200 global pharmaceutical companies and smaller companies. We recognize that our growth and customer satisfaction depend upon our ability to continually improve client relationships.

Our products and services are sold directly to the client. We have 22 employees on our business development staff. In late fiscal 2005, this team was reorganized with more clearly defined sales objectives, territories and incentives. We also attend multiple trade shows in many disciplines and have created a collection of web sites, catalogs, training and technical support literature, media presentations, branding and workshops.

Sales, marketing and technical support are based in the corporate headquarters located in West Lafayette, Indiana. We also maintain offices in Baltimore, Maryland; Evansville, Indiana; McMinnville, Oregon; and Warwickshire, UK.

We have a network of 15 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support our distributor network.

Contractual Arrangements

Our service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover at least our invested costs when contracts are terminated.

Our products business offers annual service agreements on most product lines.

Backlog

The contracts pursuant to which we provide our services are terminable upon written notice of 30 days or less. We maintain projections based on bids and contracts to optimize asset utilization. In the past year, we have increased the use of sales forecasts in manufacturing our products, with the result that we rarely have a significant backlog for products. Backlog may not be a good indicator of future sales trends. Management does not believe that backlog is material to an understanding of our business as a whole.

Competition

Services

We compete with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations ("CROs") that compete in this industry. Several of our competitors have significantly greater financial resources. The largest CRO competitors offering similar research services include:

•	Covance, Inc.;

•	Pharmaceutical Product Development, Inc.;

•	Charles River Laboratories, Inc.; and

•	MDS Health Group Ltd.

CROs generally compete on:

•	regulatory compliance record;

•	quality system;

•	previous experience;

•	medical and scientific expertise in specific therapeutic areas;

•	scientist-to-scientist relationships;

•	quality of contract research;

•	financial viability;

•	database management;

•	statistical and regulatory services;

•	ability to recruit investigators;

•	ability to integrate information technology with systems to optimize research efficiency;

•	an international presence with strategically located facilities; and

•	price.

Products

Founded as a provider of instrumentation and products utilized in life sciences research laboratories, we continue to serve that product niche today. We target underserved markets not addressed by larger capital equipment manufacturers. While we must sometimes compete on price with our products, we mainly compete on its overall value proposition, providing equipment that enables our customers to attain premium scientific laboratory information, on a reasonable operating investment. We continually invest in the refinement of our products, and in new product opportunities that meet our operating objectives.

•
Culex® APS: Two small vendors have offered simple, semi-automated blood sampling systems. However, we do not believe that either vendor addresses the scientific need as well as Culex®. In addition, we have established strong relationships with the largest vendors of animal models who now provide catheterized "Culex® ready" models to our customers on a just-in-time basis, further increasing convenience and lowering cost to the customer.

•
Chemical Analysis: We compete with several large equipment manufacturers, including Agilent, Waters Corporation and Perkin Elmer Corporation. Competitive factors include market presence, product quality, reliability and price. We believe that we compete well in niche markets because of our reputation and the quality of our products, together with the technical assistance and service we offer. Many of our competitors are much larger and have greater resources, making it difficult for us to capture business from clients other than those who need our unique capabilities.

•
Vetronics/in vivo sampling devices: There are few competitors in this area of our business; however, a customer for our Vetronics products has undertaken development of a similar product for its own use, which will require that we seek additional customers for those products.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations. Since October 2004, we have been audited, on a routine basis, by the FDA and UK’s MHRA six times: twice in West Lafayette, once each in the UK, Oregon, Evansville and Baltimore locations. Of the five FDA audits, three were without findings; the audit’s findings in Baltimore in 2005 were addressed. The audit report for the Oregon location has not yet been received. The UK facility was found to be compliant with GLP and GCP. There were no material adverse findings in any of these audits.

We have not experienced any significant problems to date in complying with the regulations of such agencies and do not believe that any existing or proposed regulations will require material capital expenditures or changes in our method of operation.

Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

•	Resources – organization, personnel, facilities and equipment

•	Rules – protocols and written procedures

•	Characterization – test items and test systems

•	Documentation – raw data, final report and archives

•	Quality assurance unit – formalized internal audit function

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collection during the preclinical trial.

Preclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and the documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. Besides being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International ("AAALAC") and have registered assurance with the NIH.

Clinical Services

Our Clinical Research Unit in Baltimore is principally subject to GCP guidelines that cover activities such as obtaining informed consent, verifying qualifications of investigators, complying with Standard Operating Procedures ("SOP"), reporting adverse reactions to drugs and maintaining thorough and accurate records. We must maintain source documents for each study for specified periods. Such documents are frequently reviewed by the study sponsor during visits to our facility and may be reviewed by the FDA during audits. In the fall of 2005, the facility was audited by the FDA. The FDA cited areas for needed improvement. We have addressed and responded to the FDA concerns.

We are subject to regulation and inspection by local, state, federal and foreign agencies where our facilities are located. We have not experienced any significant problems to date in complying with the regulations of such agencies and do not believe that any existing or proposed regulations will require material capital expenditures or changes in our method of operation.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our SOPs where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory-generated study data. In fiscal 2004, we purchased similar 21 CFR Part 11 compliant software for our preclinical research group. At the end of fiscal 2007, our laboratory operations were fully in compliance with 21 CFR Part 11, in our analytical, bioanalytical, toxicology, lab information management, and document management systems. All of these systems were also formally validated and released for use in regulated studies.

Also in fiscal 2004, we initiated an implementation of a new Enterprise Resource Planning ("ERP") system, which was launched at all of our locations in the third quarter of fiscal 2005. The implementation of this system is ongoing, with various additional phases planned for fiscal 2008. The introduction of a new ERP system is part of our response to the Sarbanes-Oxley Act of 2002 (the "Act"). We determined that it was not practical to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at our various locations. As part of the implementation of the new system, documentation has been and will continue to be developed, and testing procedures initiated, in preparing for management's assessment and report on internal controls over financial reporting required by the Act for fiscal 2008. Although we are working diligently to ensure that the ERP system and related procedures will be adequately installed and successfully tested by September 30, 2008, there can be no assurance that all necessary procedures required by the Act will be completed by that date.

Controlled, Hazardous, and Environmentally Threatening Substances

Some of our development and testing activities are subject to the Controlled Substances Act administered by the Drug Enforcement Agency ("DEA"), which strictly regulates all narcotic and habit-forming substances. We maintain restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA. In addition, we are subject to other federal and state regulations concerning such matters as occupational safety and health and protection of the environment.

Our U.S. laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens, including the regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories also comply with the International Air Transport Association regulations which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Safety

In addition to comprehensive regulation of safety in the workplace, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, and transmission of blood-borne and airborne pathogens. Furthermore, relevant employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

HIPAA

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that govern the disclosure of confidential medical information in the United States. We have had a global privacy policy in place since January 2001 and believe that we are in compliance with the current European Union and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these regulations, and we intend to take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

Product Liability and Insurance

We maintain product liability and professional errors and omissions liability insurance, providing approximately $3.0 million in coverage on a claims-made basis. Additionally, in certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring us to be indemnified by the client or covered by clients' product liability insurance policies. Also, in certain types of engagements, we seek to limit our contractual liability to clients to the amount of fees received. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by client and project.

Research and Development

In fiscal 2007, 2006 and 2005, we spent $881, $1,444, and $1,326, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

Expenditures cover hardware and software engineering costs, laboratory supplies, animals, drugs and reagents, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Intellectual Property

We believe that our patents, trademarks, copyrights and other proprietary rights are important to our business and, accordingly, we actively seek protection for those rights both in the United States and abroad. Where we deem it to be an appropriate course of action, we will vigorously prosecute patent infringements. We do not believe, however, that the loss of any one of our patents, trademarks, copyrights or other proprietary rights would be material to our consolidated revenues or earnings.

We currently hold nine federally registered trademarks, as well as one copyright registration for software. We also maintain a small pool of issued and pending patents. Most of these patents are related to our Culex® or in vivo product line. Of these patents, most are either issued or pending in the United States, although there are also patents issued and pending in the European Union and Japan. Although we believe that at least two of these patents are important to the Culex® product line, the success of the Culex® business is not dependent on the intellectual property rights because we also generate client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements. We believe that the greatest value that we generate for our clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for our essential components.

Employees

At September 30, 2007, we had 306 full-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2007. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Richard M. Shepperd	67	President and Chief Executive Officer
Ronald E. Shoup, Ph.D.	55	Chief Operating Officer, BASi Contract Research Services
Michael R. Cox	60	Vice President, Finance; Chief Financial Officer; Treasurer
Edward M. Chait, Ph.D.	65	Executive Vice President; Chief Scientific Officer
Craig S. Bruntlett, Ph.D.	58	Senior Vice President, Sales Development
Lina L. Reeves-Kerner	56	Vice President, Human Resources

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, and in May, 2007 agreed to extend his term until December 2009. Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as its Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

Ronald E. Shoup, Ph.D. served as Chief Operating Officer of the Company's Contract Research Services and was Managing Director of Bioanalytical Systems, Ltd. in the UK. His responsibilities included directing operations at the Company's Contract Research Services sites. In October 2007, Dr. Shoup was appointed Chief Scientific Officer, assuming responsibility for the scientific direction of the Company and ceasing his operational duties. He joined the Company in 1980 as an applications chemist, became Research Director in 1983 and launched the Contract Research Services group within the Company in 1988. Dr. Shoup has a Bachelor of Science degree in Mathematics and Chemistry from Purdue University and then attended Michigan State and Purdue University for his Ph.D. in Analytical Chemistry.

Dr. Shoup has served on the editorial board of the Journal of Chromatography, participated in NIH Special study sections, and is a member of the external advisory board to the Purdue University Department of Chemistry. He has published over 40 scientific papers.

Michael R. Cox has been Vice President, Finance, Chief Financial Officer and Treasurer since April 2004. In October 2007 he assumed the additional duties of Chief Administrative Officer. He was Vice President, Finance and CFO of Integrity Pharmaceutical Corporation, a private specialty pharmaceutical company, from October, 2003 until its acquisition and merger in March, 2004. Prior to that he was Senior Vice President, Finance of Intergen Company, a private biotech manufacturing and research products company, from 1997 until its acquisition in 2001, and continued with the acquirer, Serologicals Corporation, on special projects until joining Integrity. Prior to that, Mr. Cox held various executive positions in two environmental services firms and an investment firm. He was a partner in Touche Ross & Co., where he began his career after obtaining a BS in business administration from the University of North Carolina.

Edward M. Chait, Ph.D. had been Executive Vice President, Chief Scientific Officer since August, 2005. In October 2007, he relinquished that position and became Chief Business Officer, responsible for operations across the Company’s products and services. Prior to joining the Company, from August 2003, Dr. Chait served as the Chief Executive Officer of Spectral Genomics, Inc., a developer of products and services related to molecular genetics and diagnostics enabling the identification of the causal factors of disease at the genetic level. From 2001 to 2003, Dr. Chait served as the Chief Executive Officer of PharmaCore, Inc., a small-molecule drug discovery company providing molecular building blocks, custom organic synthesis and GMP services to biotechnology and pharmaceutical companies. From 1991 to 2001, Dr. Chait was Senior Vice President in charge of Business Development for Intergen Company, a private biotech manufacturing and research products company. Since 2002, Dr. Chait has also served as an advisor to the Purdue Cancer Center, a National Cancer Center designated basic-research cancer center. From 1968 to 1991, Dr. Chait held positions of increasing responsibility in marketing and business development at DuPont in instrument and life science products. Dr. Chait has a Ph.D. in chemistry from Purdue.

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

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge upon written request or by visiting www.bioanalytical.com/invest. Other media inquiries and requests for reports or investor’s kits should be directed to:

Corporate Communications Director, Corporate Center

2701 Kent Avenue, West Lafayette, IN 47906 USA

Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties should be directed to:

BASi Investor Relations, NASDAQ: BASi

Phone 765-463-4527, fax 765-497-1102,

basi@bioanalytical.com, www.bioanalytical.com

ITEM 1A - RISK FACTORS

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occurs, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance.

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

The biotechnology, pharmaceutical and medical device industries generally and contract research (“CRO”) services more specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

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

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract, train, manage and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect our business and financial performance.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. Changes in regulation could increase our expenses or limit our ability to offer some of our services or products.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.

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

Most of our contracts for CRO services are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

•	products being tested fail to satisfy safety requirements;
•	products have undesired clinical results;
•	the client decides to forego a particular study;
•	inability to enroll enough patients in the study;
•	inability to recruit enough investigators;
•	production problems cause shortages of the drug; and
•	actions by regulatory authorities.

The termination of one or more significant contracts could have a material adverse effect on our business and financial performance.

Our Products business depends on our intellectual property.

Our products business is dependent, in part, on our ability to obtain patents in various jurisdictions on our current and future technologies and products, to defend our patents and protect our trade secrets and to operate without infringing on the proprietary rights of others. There can be no assurance that our patents will not be challenged by third parties or that, if challenged, those patents will be held valid. In addition, there can be no assurance that any technologies or products developed by us will not be challenged by third parties owning patent rights and, if challenged, will be held not to infringe on those patent rights. The expense involved in any patent litigation can be significant. We also rely on unpatented proprietary technology, and there can be no assurance that others will not independently develop or obtain similar products or technologies.

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

We have incurred and expect to continue to incur substantial research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons, including:

•	Inability to develop products that address our customers’ needs;
•	competitive products with superior performance;
•	patent conflicts or unenforceable intellectual property rights;
•	demand for the particular product; and
•	other factors that could make the product uneconomical.

Incurring significant expenses for a potential product that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

We dose human volunteers with new drug candidates in our clinical operations.

Our clinical research services involve the introduction of experimental pharmaceutical compounds into consenting human volunteers during the studies of such compounds. This activity may expose us to liability as a result of adverse reactions of these volunteers to the compounds being tested. We seek to limit our risk through “hold harmless” provisions with the volunteers, obtaining indemnity from the sponsors, and by maintaining insurance. We bear the risk that these agreements may not protect us from liabilities, that our insurance may not be sufficient to cover our losses, and that such insurance may no longer be available on terms acceptable to us.

Providing CRO services create a risk of liability.

In certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring us to be indemnified by the client or covered by the clients’ product liability insurance policies. Although most of our clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or the liability would exceed the amount of applicable insurance. Furthermore, we could be held liable for errors and omissions in connection with the services we perform. There can be no assurance that our insurance coverage will be adequate, or that insurance coverage will continue to be available on acceptable terms, or that we can obtain indemnification arrangements or otherwise be able to limit our liability risk.

If we are unable to attract suitable willing volunteers for our clinical trials, our clinical research business might suffer.

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

We occasionally review acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities. Factors which may affect our ability to grow successfully through acquisitions include:

•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
•
acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;

•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
•	loss of key employees of the acquired companies.

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

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, and, as a result, our revenue. In the last several years, the U.S. Congress and some U.S. states have reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our customers to spend less on research and development. If this were to occur, we would have fewer opportunities for our business, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

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

We continue to experience operating losses in our Baltimore Phase I clinic.

Since our acquisition of the clinic in 2003, it has experienced significant operating losses. In fiscal 2006, we recognized an impairment loss on the clinic's assets as a result of losing a major client. In the current fiscal year, we have recruited a new management team for the clinic and continue to invest to develop that business; however, there can be no assurance that we will be successful in our efforts.

The outsourcing trend in the biotechnology and pharmaceutical industries may decrease, which could slow our growth.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like us. While industry analysts expect the outsourcing trend to continue for the next several years, a decrease in preclinical and/or clinical outsourcing activity could result in a diminished growth rate in the sales of one or more of our expected higher-growth areas and adversely affect our financial condition and results of operations. Furthermore, our customer contracts are generally terminable on little or no notice. Termination of a large contract or multiple contracts could adversely affect our sales and profitability.

Our previous independent registered public accounting firm advised management and our audit committee that they identified material weaknesses in our internal controls as of June 30, 2006. The material weaknesses noted consisted of a failure to set an appropriate "tone at the top" to instill a company-wide attitude of control consciousness; failure to maintain adequate procedures for anticipating and identifying financial reporting risks and for reacting to changes in its operating environment that could have a material effect on financial reporting; failure to maintain adequately trained personnel to perform effective review of accounting procedures critical to financial reporting; and a lack of adequately trained finance and accounting personnel with the ability to apply U.S. generally accepted accounting principles associated with the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concurred with the assessment at that time. Our business and stock price may be adversely affected by these identified material weaknesses if such material weaknesses recur or if we have other material weaknesses in our internal controls.

As we disclose in Part II, Item 9A, "Controls and Procedures" of this Form 10-K, our management and previous independent accountants concluded that a material weakness existed in our internal controls as of June 30, 2006. We have instituted measures to address these risks. We believe these actions have addressed the weaknesses cited by our previous independent accountants. However, any failure to maintain the improvements in the controls over our financial reporting, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address the identified material weaknesses could also cause investors to lose confidence in our reported financial information, which could harm our operations or results or cause us to fail to meet our reporting obligations, and could have a negative impact on the trading price of our stock. We cannot be certain that any steps we may have taken to improve our internal controls to address the identified material weaknesses will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

ITEM 1B- UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

• West Lafayette, IN: principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitutes multiple buildings with approximately 135,000 square feet of operations, manufacturing, and administrative space. Both the services segment and the products segment conduct operations at this facility. A new 20,000 square foot Absorption, Distribution, Metabolism and Excretion (ADME) preclinical research facility became fully functional in April, 2005. It is custom-designed to provide contract pharmacokinetic and ADME research services based on its Culex® Automated Pharmacology system. Both the new facility and the prior portion of the building have been financed by mortgages.

• BAS Evansville occupies 10 buildings with roughly 100,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. A recent addition was financed by a mortgage.

• BASi Clinical Research Unit (BASi Maryland) in Baltimore, Maryland occupies a seven story, 126,000 square foot historic building in downtown Baltimore. On January 5, 2005, this building was sold to a developer. We, then, entered into a three-year lease back with the developer for approximately 85% of the space in the building. On January 5, 2008 we will begin a new seven year lease, with two possible five-year extensions, on 46,000 square feet of the existing premises, reducing our occupancy to 37% of the building, in line with our space needs in the facility. Included in our new lease are significant landlord improvements to both our space and the common areas of the building. This site contains a 110-bed, three ward, Phase I Clinical Trials facility along with administrative offices committed to recruitment and enrollment of study participants, medical and clinical trials staff, and data management.

• Bioanalytical Systems, Ltd., Warwickshire, UK contains our contract services and instruments operations in roughly 12,000 square feet of leased space for laboratories, sales and technical support services in the U.K. In April 2008 we anticipate moving into newly constructed laboratory space in the same office park. Our new space of approximately 7,000 square feet is specifically designed for laboratory use and will allow us to potentially double capacity over our present space.

• BASi Northwest Laboratory is in McMinnville, Oregon, approximately 40 miles from Portland. We lease roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

We believe that our facilities are adequate for our operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 4, 6 and 7 to the Notes to Consolidated Financial Statements.

ITEM 3-LEGAL PROCEEDINGS

We currently do not have any pending legal proceedings.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ National Market System under the symbol “BASi.” The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2005 through September 30, 2007.

	High	Low
Fiscal Year Ended September 30, 2006
First Quarter	$6.40	$4.75
Second Quarter	7.21	5.68
Third Quarter	7.80	5.86
Fourth Quarter	7.64	4.75

Fiscal Year Ended September 30, 2007
First Quarter	$5.74	$4.98
Second Quarter	7.36	5.25
Third Quarter	7.80	6.60
Fourth Quarter	7.82	6.54

Holders

There were approximately 2,700 holders of record of our common stock as of December 5, 2007.

Dividends

We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in our Common Stock, the NASDAQ Composite Index and a Peer Group. It covers the period commencing September 30, 2002 and ending September 30, 2007. The graph assumes that the value for the investment in our common stock and in each index was $100 on September 30, 2002 and that all dividends were reinvested. This graph is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the 1934 Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the 1934 Act.  The Peer Group consists of Bio-RAD Laboratories Inc., Covance Inc., Encorium Group Inc., Gene Logic Inc., Kendle International Inc., OI Corp. and Pharmaceutical Product Development Inc.

[Remainder of page intentionally left blank.]

Equity Compensation Plan Information

We maintain stock option plans that allow for the granting of options to certain key employees and directors. The following table gives information about equity awards under our stock option plans (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	240	$ 5.08	347

Equity compensation plans not approved by security holders(1)	50	$ 5.14	—

Options issuable to officer upon approval by shareholders (2)	275	$ 7.10	—

Total	615	$ 6.00	347

(1) Includes option to purchase 25 shares at $4.57 granted April 1, 2004, and 25 shares at $5.69 granted August 1, 2005. Each of these grants is fully vested and expire after 10 years.

(2) Options granted to Richard M. Shepperd, President and CEO, to purchase shares at $7.10 per share. These options are contingent upon shareholder approval at the next shareholders' meeting. In the event such approval is not attained, the Company will make cash payments on each vesting date equal to the value that would have been realized on the options vesting on that date. In addition, 45,000 nonqualified options were granted to each of Edward M. Chait and Michael R. Cox on November 6, 2007. These options are also contingent upon shareholder approval that the next shareholders’ meeting. These options are not included in the table above. The exercise price of these options is $8.60 per share.

For additional information regarding our stock option plans approved by security holders, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

[Remainder of page intentionally left blank.]

ITEM 6-SELECTED FINANCIAL DATA

BASi SELECTED FIVE-YEAR CONSOLIDATED FINANCIAL DATA

	Year Ended September 30,
STATEMENT OF OPERATIONS DATA:	2007	2006	2005	2004	2003
(in thousands, except per share data)
Service revenue	$36,051	$34,318	$32,951	$24,928	$19,987
Product revenue	9,194	8,730	9,444	12,224	9,852
Total revenue	45,245	43,048	42,395	37,152	29,839

Cost of service revenue	27,544	25,691	23,589	21,348	15,625
Cost of product revenue (1)	3,909	3,647	3,426	4,224	3,866
Total cost of revenue (1)	31,453	29,338	27,015	25,572	19,491

Gross profit	13,792	13,710	15,380	11,580	10,348

Operating expenses:
Selling	2,783	2,750	2,591	2,703	2,853
Research and development	881	1,444	1,326	1,100	1,327
General and administrative	7,738	11,939	10,167	7,505	5,067
Impairment loss		1,100
Total Operating Expenses	11,402	17,233	14,084	11,308	9,247

Operating income (loss) (1)	2,390	(3,523)	1,296	272	1,101
Other (expense), net	(891)	(1,012)	(969)	(833)	(592)

Income (loss) before income taxes (1)	1,499	(4,535)	327	(561)	509
Income tax expense (benefit) (1)	573	(1,865)	407	(386)	463
Net income (loss) (1)	$926	$(2,670)	$(80)	$(175)	$46

Net income (loss) per share: (1)
Basic	$0.19	$(0.55)	$(0.02)	$(0.04)	$0.01
Diluted	$0.19	$(0.55)	$(0.02)	$(0.04)	$0.01

Weighted average common shares outstanding
Basic	4,909	4,883	4,870	4,860	4,655
Diluted	4,960	4,883	4,870	4,860	4,673

	September 30,
BALANCE SHEET DATA:	2007	2006	2005	2004	2003
(in thousands)
Working capital (deficit) (1)	$2,353	$3,602	$4,782	$(406)	$(234)
Property and equipment, net	22,927	25,765	26,565	31,901	31,172
Goodwill and other intangible assets, net	2,159	2,372	3,600	3,936	3,762
Total assets (1)	42,037	42,364	47,949	46,884	45,046
Long-term debt, less current portion	7,861	8,186	8,579	8,893	6,949
Subordinated debt	4,477	4,477	4,829	5,188	5,188
Shareholders’ equity (1)	18,554	17,404	19,709	19,510	19,787

(1) Amounts have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to refinance our debt; (v) our ability to develop new products and services; and (vi) our ability to make capital expenditures and finance operations. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the company.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. The following discussion and analysis should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that involve risks and uncertainties which are discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements. (Amounts in thousands unless otherwise indicated.)

Overview

The business of Bioanalytical Systems, Inc. is largely dependent on the level of pharmaceutical and biotech companies' efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work, and our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations ("CRO's") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs, and to increase the speed of research and data development necessary for new drug applications.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the clinical research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including BASi. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes with changes to the risk profile and appetite of investors.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2007	2006	2005

Service revenue	79.7%	79.7%	77.7%
Product revenue	20.3	20.3	22.3
Total revenue	100.0%	100.0%	100.0%

Cost of service revenue (a)	76.4	74.9	71.6
Cost of product revenue (a)	42.5	41.8	36.3
Total cost of revenue	69.5	68.2	63.7

Gross profit	30.5	31.8	36.3

Total operating expenses	25.2	40.0	33.2

Operating income (loss)	5.3	(8.2)	3.1

Other (expense)	(2.0)	(2.3)	(2.3)

Income (loss) before income taxes	3.3	(10.5)	0.8

Income tax expense (benefit)	1.3	(4.3)	1.0

Net income (loss)	2.0%	(6.2)%	(0.2)%

(a) Percentage of service and product revenues, respectively.

During 2007, we changed our method of accounting for our inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Fiscal 2005 and 2006 have been retrospectively adjusted on a FIFO basis.

2007 Compared to 2006

Service and Product Revenues

Total revenue for the year ended September 30, 2007 increased 5.1% to $45.2 million from $43.0 million for the year ended September 30, 2006. Service revenue increased to $36.1 million for the year ended September 30, 2007 from $34.3 million for the year ended September 30, 2006, an increase of 5.2%. This increase was the result of 20.4% growth in our toxicology business and a 1.3% growth in our bioanalytical laboratories, offset by a 7.1% decline in revenues of our clinical research unit. The revenue decline in our clinical research unit was the result of the acquisition of its largest client, resulting in the cessation of research by them in our facility in fiscal 2006. As a consequence, we revalued the assets of that unit as of September 30, 2006, recording an impairment charge in the third quarter of that fiscal year (discussed below). We experienced strong demand in our pre-clinical toxicology business in line with industry trends. Revenues in our bioanalytical laboratories were negatively impacted by product mix as the current year had a larger number of generic drug samples, at lower prices, compared to the prior year. Our revenues from products increased in the current year to $9.2 million, a 5.7% growth from last year's product revenues of $8.7 million. This growth stemmed mainly from new adopters of our Culex® system as well increased adoptions from our existing customers, which was impacted by a stronger sales and marketing effort in the current year. Our mature analytical instruments line continued prior trends of declining sales. Inflation in prices did not have a material impact on revenue increases.

Costs of Revenues

Costs of revenue increased 7.5% to $31.5 million for the year ended September 30, 2007 from $29.3 million for the year ended September 30, 2006. This increase of $2.2 million was due to: a) increases in the cost of service revenue as a result of the capacity added in our bioanalytical laboratories in fiscal 2005 which was not fully utilized in the current fiscal year as a result the lack of revenue growth in the current year, b) increased staffing in our in vivo pharmacology unit as we increased our commercial offerings, and c) additional costs in our toxicology business as a result of its growth. Cost of revenue as a percentage of revenues increased in the service segment due to the lower utilization of capacity. A significant portion of our production costs are relatively fixed, which results in decreased margins as we decrease our utilization of facilities. Costs of revenue for our products segment increased to 42.5% as a percentage of product revenue for the year ended September 30, 2007 from 41.8% of product revenue for the year ended September 30, 2006. This increase is the result of continuing growth of sales of Culex supplies which have a lower margin than the capital equipment.

Operating Expenses

Selling expenses for the year ended September 30, 2007 increased by 1.2% to $2,783 from $2,750 during the year ended September 30, 2006, as we filled positions in our expanded sales group during the current year. Research and development expenses for the year ended September 30, 2007 decreased 39.0% to $881 from $1,444 for the year ended September 30, 2006. This decrease is primarily a result of our pharmacokinetics and pharmacodynamics (“PKPD”) services payroll costs being changed to cost of services in the current fiscal year, whereas they were included in research and development expenses in the prior fiscal year due to the commercialization of main products.

General and administrative expenses for the year ended September 30, 2007 decreased 36.2% to $7,646 from $11,976 for the year ended September 30, 2006. The major contributors to our cost reduction in the current year were the strategic reductions in personnel (approximately 12%) in 2006 which reduced costs at all locations for 2007. Included in these expenses in the current year is approximately $360 of severance costs for former officers of the Company.

In our third fiscal quarter of the prior year, we determined that, due to the loss of a significant customer in our Baltimore clinical research unit, there had been a permanent impairment in the value of its assets. The $1.1 million impairment loss is shown as a separate line item in our Consolidated Statement of Operations for fiscal 2006.

Other Income/Expense

Other income (expense), net, was $(891) for the year ended September 30, 2007 as compared to $(1,012) in the year ended September 30, 2006. This decline is due to our lower average outstanding borrowings between the comparable years. This expense was offset by interest income of $87 in fiscal 2007 as compared to $11 in fiscal 2006. This increase is primarily attributable to higher interest rates available on short-term cash investments and higher average cash balances to invest during the year ended September 30, 2007 compared to the previous fiscal year.

Income Taxes

We computed our income taxes using an effective tax rate of 41.5% on domestic earnings for the year ended September 30, 2007. We did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes due to the uncertainty of future utilization. The income tax benefit for the year ended September 30, 2006 was computed using the effective rate of 41.2%.

Net Income

In summary, the combined result of slightly higher revenue and significantly lower operating expenses resulted in net income for fiscal 2007 of $926, or $0.19 per basic and diluted share, as compared to a net loss in fiscal 2006 of $(2,670), or $(0.55) per basic and diluted share.

2006 Compared to 2005

Service and Product Revenues

Total revenue for the year ended September 30, 2006 increased 1.4% to $43.0 million from $42.4 million for the year ended September 30, 2005. Service revenue increased to $34.3 million for the year ended September 30, 2006 from $33.0 million for the year ended September 30, 2005, an increase of 3.9%. This increase was the result of 36% growth in our toxicology business, offset by a 25% decline in revenues of our clinical research unit. Revenues in our bioanalytical laboratories were essentially flat compared to the prior year. The revenue decline in our clinical research unit was the result of the acquisition of its largest client, resulting in the cessation of research by them in our facility. As a consequence, we revalued the assets of that unit, recording an impairment charge in the third quarter of our 2006 fiscal year (discussed below). Revenues in our bioanalytical laboratories were negatively impacted by delays in critical projects by our clients. Our revenues from products declined in fiscal 2006 to $8.7 million, a 7.4% decline from fiscal 2005’s product revenues of $9.4 million. This decline was across our product line. In the fiscal year ended September 30, 2006, we did not have any major new adopters of our Culex® system, which resulted in flat year-to-year sales. Our mature analytical instruments line continued prior trends of declining sales. Inflation in prices did not have a material impact on revenue increases.

Costs of Revenues

Costs of revenue increased 8.5% to $29.3 million for the year ended September 30, 2006 from $27.0 million for the year ended September 30, 2005. This increase of $2.3 million was due to: a) increases in the cost of service revenue as a result of the capacity added in our bioanalytical laboratories in fiscal 2005 which was not fully utilized in the current fiscal year as a result the lack of revenue growth in the current year, b) increased staffing in our in vivo pharmacology unit as we increased our commercial offerings, and c) additional costs in our toxicology business as a result of its growth. Cost of revenue as a percentage of revenues increased in both service and product segments due to the lower utilization of capacity. A significant portion of our production costs are relatively fixed, which results in decreased margins as we decrease our utilization of facilities. Costs of revenue for our products segment increased to 41.8% as a percentage of product revenue for the year ended September 30, 2006 from 36.3% of product revenue for the year ended September 30, 2005.

Operating Expenses

Selling expenses for the year ended September 30, 2006 increased by 6.1% to $2,750 from $2,591 during the year ended September 30, 2005, as we filled positions in our expanded sales group during the year. Research and development expenses for the year ended September 30, 2006 increased 8.9% to $1,444 from $1,326 for the year ended September 30, 2005. This increase is primarily due to additional research activities around our Culex® product line.

General and administrative expenses for the year ended September 30, 2006 increased 17.6% to $11,976 from $10,188 for the year ended September 30, 2005. In September of 2006, in order to address our lack of profitability, we reduced our headcount by approximately 12%, which resulted in severance costs of $600. In the fiscal 2006, we began expensing employee stock options, increasing expenses by $319. Our provision for bad debts increased by $480, principally the result of one contract that we were not able to collect. Increases in our costs of health insurance, property taxes, outside audit, and additional administrative support of our growth in toxicology were major contributors to the remainder of the increase.

In our third quarter of fiscal 2006, we determined that, due to the loss of a significant customer in our Baltimore clinical research unit, there had been a permanent impairment in the value of its assets. The $1.1 million impairment loss is shown as a separate line item in our 2006 Consolidated Statement of Operations.

Other Income/Expense

Other income (expense), net, was $(1,012) for the year ended September 30, 2006 as compared to $(969) in the year ended September 30, 2005, as a result of increased interest expense. We reduced our average outstanding borrowings on both our revolving line of credit and our mortgage financing, while adding $1.5 million of lease financing to acquire laboratory equipment.

Income Taxes

Our effective tax rate was 41.2% for the benefits of our loss for fiscal 2006.

Net Income

In summary, only slightly higher revenue, more than offset by higher cost of revenue, increased general and administrative expenses and a significant impairment loss resulted in a net loss of $0.55 per share in fiscal 2006, both basic and diluted, compared to a net loss in fiscal 2005 of $0.02 per share, both basic and diluted.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2007, we had cash and cash equivalents of $2.8 million compared to $1.6 million at September 30, 2006.

We generated $2.9 million of cash from operating activities for the year ended September 30, 2007, compared to cash generated of $3.8 million in fiscal 2006 and cash used of $0.5 million in fiscal 2005. Cash generated was primarily from net income of $0.9 million for the full year 2007 as compared to net losses in fiscal years 2006 and 2005 plus employee stock option expense of $0.2 in 2007, offset by an increase in accounts receivable of $1.1 million. Non-cash charges to operations of $3.5 million for depreciation and amortization increased our expenses, but did not consume cash. Our receivables vary depending on where we stand in our mix of contracts; however, we believe that new procedures instituted during the current year in billings and collections contributed to the improved cash flow.

For fiscal 2007, we used $0.3 million from investing activities as compared to cash used of $1.5 million and cash provided of $3.6 million for the years ended September 30, 2006 and 2005, respectively. During fiscal 2005, we sold and leased back the majority of our facility in Baltimore. With a sales price of $6.5 million, this transaction resulted in net cash of $5.9 million, after expenses, helping finance the $2.3 million investment in capital assets in the fiscal 2005. In fiscal years 2007 and 2006, our investments were in recurring capital asset additions and replacements with $0.8 million less used in capital spending in fiscal 2007 versus fiscal 2006.

Cash used by financing activities was $1.1 million for the year ended September 30, 2007, compared to cash used of $2.0 and cash used of $2.8 million, respectively for fiscal 2006 and 2005. Cash utilized in fiscal 2007 was used for payment of debt and lease obligations similar to fiscal years 2006 and 2005, slightly offset by $79 of proceeds from stock option exercises. Cash used was lower in 2007 due to the paydown of the line of credit in fiscal 2006.

Capital Resources

Property and equipment spending totaled $0.9 million, $1.7 million (funded by proceeds from the sale of the Baltimore building), and $2.3 million (funded by funds generated from operations, long-term debt and revolving credit), in fiscal 2007, 2006 and 2005, respectively. Expenditures in fiscal 2007 and 2006 were primarily for the purchase of laboratory equipment. The decline in capital expenditures in fiscal 2007 and 2006 is the result of the completion of expansion programs in fiscal 2005 to the West Lafayette and Evansville, Indiana facilities. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services, and by the replacement or upgrading of our equipment. Additionally, we funded $1.5 million of laboratory equipment in fiscal 2006 through capital leases. Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

We amended our revolving credit facility in October 2007, reducing our line of credit to $5 million from $6 million as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use. We also have three mortgage notes payable to another bank aggregating $8.2 million. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of these credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Details of each debt issue are discussed below. We were in compliance with our loan covenants at September 30, 2007 and expect to be in compliance with the loan covenants in the future.

The maximum amount available under the terms of our amended revolving line of credit is $5 million with outstanding borrowings limited to the borrowing base as defined in the amendment to the agreement. As of September 30, 2007 there were no outstanding balances on this line of credit. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the Revolving Facility ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the Revolving Facility. The Company also pays a commitment fee on the unused portion of the facility ranging from 0.20% - 0.30%. All interest and fees are paid monthly. Borrowings under the facility are based on a lending formula utilizing accounts receivable and inventory. At September 30, 2007, we had $3.3 million available under the facility after offsetting a $1 million outstanding letter of credit which secures the Baltimore lease. This letter of credit expires in January 2008 and will not be required to be renewed under the terms of our new lease. The line of credit is a revolver against which we apply cash receipts, and draws cash as needed. The line of credit is committed until December, 2009.

We have three outstanding mortgages with a commercial bank on our facilities in West Lafayette and Evansville, Indiana, which total $8.2 million.  Two of the mortgages mature in November, 2012, while the other matures in May 2008.  As of June 2007, the mortgages have a floating interest rate currently at 7.10%.  We have a commitment from our bank to renew the mortgage due in May 2008 for an additional five years on essentially the same terms.  See Note 7 to the Consolidated Financial Statements.

The following table summarizes the cash payments under our contractual term debt and lease obligations at September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the subordinated debt is described in Note 7, Debt Arrangements.

	2008	2009	2010	2011	2012	After 2012	Total

Mortgage notes payable	$344	$369	$396	$426	$458	$6,212	$8,205
Subordinated debt*	4,477	—	—	—	—	—	4,477
Capital lease obligations	510	553	453	132	—	—	1,648
Operating leases	1,768	1,698	1,597	1,608	1,628	2,812	11,111

	$7,099	$2,620	2,446	2,166	$2,086	$9,024	$25,441

* Subordinated debt includes notes to related parties.

We anticipate spending approximately $3.0 million in fiscal 2008 on capital assets, primarily laboratory equipment which will be financed using capital leases. We have committed to funding tenant improvements on our new lease in the UK, along with other commitments at September 30, 2007 that total approximately $1 million.

The covenants in our credit agreement require the maintenance of certain ratios of interest-bearing indebtedness (not including subordinated debt) to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.

Based on current business activities, we believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund working capital and capital expenditure requirements for the foreseeable future and through September 30, 2008. We have $4.5 million of subordinated convertible notes maturing in January, 2008. We intend to use proceeds from a mortgage and cash on hand to pay the notes principal on January 1, 2008. If necessary, we may use a portion of our existing line of credit to make up the remaining balance. At this time, we do not anticipate the need to borrow on the line of credit to pay the note balance.

Inflation

We do not believe that inflation has had a material adverse effect on our business, operations or financial condition.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

Revenue Recognition

The majority of our service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. Other service contracts generally consist of preclinical and clinical trial studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material. Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

Our product revenue is derived primarily from sales of equipment utilized for scientific research. Revenue from equipment not requiring installation, testing or training is recognized upon shipment to customers. One product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from this product is recognized upon completion of the installation, testing and training.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets", are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's indefinite lived assets over the implied fair value of those indefinite lived assets. The implied fair value of the indefinite lived assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's indefinite lived assets.

Our Baltimore clinical research unit was acquired in a business combination in fiscal 2003. Although improvement has been achieved in operating results since acquisition, the 2006 acquisition of one of its major customers by a company that had other clinical study providers, and the subsequent cancellation of previously scheduled studies seriously impacted operating results in fiscal 2006. Consequently, in the third quarter of fiscal 2006, we determined that there was a permanent impairment of value of the assets acquired, and recorded an impairment loss of $1,100 to write down the value of property and equipment, other intangible assets and the value of goodwill. We also recorded a deferred tax benefit of $436 related to these charges. The clinical research unit is included in the Services segment in the financial statements and footnotes.

Stock-Based Compensation

On October 1, 2005, we changed our accounting to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method versus the previously used method in which no expense was recorded in the financial statements. We elected to use the modified prospective transition method of adoption. We measured compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognized compensation over the service period for awards expected to vest. We recognized $304 and $356 of stock-based compensation related to employee stock options during the fiscal years ended September 30, 2007 and 2006, respectively.

We use the binomial option valuation model to determine the grant date fair value. The binomial option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•
Expected volatility. We use our historical stock price volatility and consider the implied volatility computed based on the price of short-term options publicly traded on our common stock for our expected volatility assumption.

•
Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. We assumed that we will pay no dividends.

Employee stock-based compensation expense recognized in fiscal 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2008 and future periods.

Income Tax Accounting

Income taxes are accounted for by recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws expected to be in effect at the time the differences reverse.

We recognize deferred tax assets on the balance sheet, which typically represents items deducted currently in the financial statements that will be deducted in future periods in tax returns. A valuation allowance, if necessary, is recorded against these deferred tax assets to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in future periods. The valuation allowance is based, in part, on management's estimate of future taxable income, the expected utilization of tax loss carry forwards and the expiration dates of tax loss carry forwards. Significant assumptions are used in developing the analysis of future taxable income for purposes of determining the valuation allowance for deferred tax assets which, in the opinion of management, are reasonable under the circumstances.

We have an accumulated net deficit in our UK subsidiaries, consequently, United States deferred tax liabilities on such earnings have not been recorded.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. Prior to 2007, our inventories were accounted for using the last-in, first-out (LIFO) method of accounting. During the fourth quarter of 2007, we changed our method of accounting for inventories from the LIFO method to the FIFO method. The FIFO method of inventory accounting better matches revenues and expenses in accordance with sales contract terms. All periods presented have been retrospectively adjusted on a FIFO basis.

New Accounting Pronouncements

We adopted the following two pronouncements for periods beginning October 1, 2005.

In November, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 151 dealing with inventory costs. The statement clarifies what costs can be included in inventory, requiring that absorption factors be based on normal capacities of manufacturing facilities and excess capacity be expensed as incurred. Our historical costing methodology substantially conformed with this standard; therefore, we did not experience any change from this pronouncement.

In December, 2004, SFAS No. 123 (Revised) was issued dealing with Share-Based Payments. In general, this statement requires that companies compute the fair value of options and other stock-based employee incentives, charging this value to operations over the period earned, generally the vesting period. We incurred expenses, net of tax benefit, of $208 and $319 in fiscal 2007 and 2006, respectively (see Notes 2 and 9 to the consolidated financial statements) relating to our stock option plans.

The following recent pronouncements may impact the Company’s accounting policies:

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. We do not expect the adoption of this Interpretation, which is effective for our fiscal year beginning October 1, 2007, to have a material impact on our financial statements.

In September, 2006 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, dealing with the methods of measuring misstatements when determining materiality to the financial statements. We have been using such methods since the SAB 108 was issued

ITEM 7A.-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is the changes in interest rates. We have a Revolving Credit Agreement with National City Bank, bearing interest at a rate of either the bank's prime rate plus 50 basis points, or at LIBOR plus 325 basis points, depending in each case upon the ratio of our interest-bearing indebtedness (less subordinated debt) to EBITDA. Historically, we have not used derivative financial instruments to manage exposure to interest rate changes. Hypothetically, we believe that a 10% adverse change in interest rates would not materially affect our consolidated operating results. Interest on our revolving line of credit and our real estate mortgages are at floating rates.

Because we operate internationally, we are subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to our consolidated operating results for fiscal years 2007, 2006 and 2005. A hypothetical 10% adverse change in foreign currency exchange rates would not materially affect our consolidated operating results.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Bioanalytical Systems, Inc. and subsidiaries:

Consolidated Balance Sheets as of September 30, 2007 and 2006	32

Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2007, 2006 and 2005	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005	35

Notes to Consolidated Financial Statements	36

Reports of Independent Registered Public Accounting Firms

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,837	$1,647
Accounts receivable:
Trade, net of allowance for bad debts of $220 in 2007 and $520 in 2006	6,674	6,492
Unbilled revenues and other	2,565	1,545
Inventories (a)	1,977	1,970
Deferred income taxes (a)	897	571
Refundable income taxes	774	888
Prepaid expenses	776	599
Total current assets	16,500	13,712

Property and equipment, net	22,927	25,766
Goodwill	1,855	1,855
Intangible assets, net	304	517
Debt issue costs, net	211	246
Other assets	240	268
Total assets	$42,037	$42,364

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,589	$1,610
Accrued expenses	3,056	3,081
Customer advances	4,115	4,226
Income taxes payable	56	—
Current portion of capital lease obligations	510	472
Current portion of long-term debt	4,821	721
Total current liabilities	14,147	10,110

Capital lease obligations, less current portion	1,138	1,648
Long-term debt, less current portion	7,861	8,186
Subordinated notes payable, less current portion	—	4,477
Deferred income taxes	337	539

Shareholders' equity:
Preferred shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,909 shares in 2007 and 4,892 shares in 2006	1,189	1,182
Additional paid-in-capital	11,957	11,677
Retained earnings (a)	5,560	4,634
Accumulated other comprehensive loss	(152)	(89)
Total shareholders' equity	18,554	17,404
Total liabilities and shareholders' equity	$42,037	$42,364

(a) 2006 has been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2007	2006	2005

Service revenue	$36,051	$34,318		$32,951
Product revenue	9,194	8,730		9,444
Total revenue	45,245	43,048		42,395

Cost of service revenue	27,544	25,691		23,589
Cost of product revenue (a)	3,909	3,647		3,426
Total cost of revenue (a)	31,453	29,338		27,015

Gross profit (a)	13,792	13,710		15,380

Operating expenses:
Selling	2,783	2,750		2,591
Research and development	881	1,444		1,326
General and administrative	7,646	11,976		10,188
(Gain) loss on sale of property and equipment	92	(37)		(21)
Impairment loss	—	1,100		—
Total operating expenses	11,402	17,233		14,084

Operating income (loss) (a)	2,390	(3,523)		1,296

Interest income	87	11		18
Interest expense	(981)	(1,033)		(988)
Other income	3	10		1

Income (loss) before income taxes (a)	1,499	(4,535)		327

Income tax provision (benefit) (a)	573	(1,865)		407

Net income (loss) (a)	$926	$(2,670)	$	(80)

Net income (loss) per share: (a)
Basic	$0.19	$(0.55)		(0.02)
Diluted	$0.19	$(0.55)		(0.02)
Weighted average common shares outstanding:
Basic	4,909	4,883		4,870
Diluted	4,960	4,883		4,870

(a) 2006 and 2005 have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common shares		Additional paid-in- capital	Retained earnings (a)	Accumulated other comprehensive loss	Total shareholders' equity
	Number	Amount

Balance at October 1, 2004	4,869	$1,177	$11,263	$7,384	$(314)	$19,510
Comprehensive income (loss):
Net loss	—	—	—	(80)	—	(80)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	273	273
Total comprehensive income						193

Exercise of stock options	2	1	5	—	—	6

Balance at September 30, 2005	4,871	1,178	11,268	7,304	(41)	19,709

Comprehensive loss:
Net loss	—	—	—	(2,670)	—	(2,670)
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(48)	(48)
Total comprehensive loss						(2,718)

Stock compensation	—	—	319	—	—	319

Exercise of stock options	21	4	90	—	—	94

Balance at September 30, 2006	4,892	1,182	11,677	4,634	(89)	17,404

Comprehensive income :
Net income	—	—	—	926	—	926
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(63)	(63)
Total comprehensive income						863

Stock compensation	—	—	208	—	—	208

Exercise of stock options	17	7	72	—	—	79

Balance at September 30, 2007	4,909	$1,189	$11,957	$5,560	$(152)	$18,554

(a) 2006, 2005 and 2004 have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2007	2006	2005

Operating activities:
Net income (loss)	$926	$(2,670)	$(80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,458	3,889	3,441
Asset impairment loss	—	1,100	—
Employee stock compensation expense	208	319	—
Bad debt expense (recovery)	(132)	473	—
(Gain) loss on sale of property and equipment	92	(37)	(21)
Deferred income taxes (a)	(472)	(1,375)	(609)
Changes in operating assets and liabilities:
Accounts receivable	(1,070)	4,518	(6,590)
Inventories (a)	(7)	254	(507)
Refundable and payable income taxes	114	(919)	634
Prepaid expenses and other assets	(32)	(180)	(84)
Accounts payable	(21)	(71)	(1,081)
Accrued expenses	(25)	291	1,199
Customer advances	(111)	(1,748)	3,157

Net cash provided (used) by operating activities	2,928	3,844	(541)
Investing activities:
Capital expenditures	(878)	(1,687)	(2,301)
Proceeds from sale of property and equipment	625	271	5,887

Net cash provided (used) by investing activities	(253)	(1,416)	3,586

Financing activities:
Payments of long-term debt	(702)	(723)	(756)
Borrowings on line of credit	—	12,624	7,888
Payments on line of credit	—	(13,544)	(9,794)
Payments on capital lease obligations	(472)	(438)	(181)
Net proceeds from the exercise of stock options	79	94	6

Net cash used by financing activities	(1,095)	(1,987)	(2,837)

Effect of exchange rate changes	(390)	(48)	273

Net increase in cash and cash equivalents	1,190	393	481

Cash and cash equivalents at beginning of year	1,647	1,254	773

Cash and cash equivalents at end of year	$2,837	$1,647	$1,254

(a) 2006 and 2005 have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise listed)

1. DESCRIPTION OF THE BUSINESS

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi” or “we”) engage in research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. We conduct our businesses through our research facilities in Indiana, Oregon, Maryland and the United Kingdom and our manufacturing facility in Indiana. Our customers are located throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(b)	Revenue Recognition

The majority of our service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each sample processed, and revenue is recognized under the specific performance method of accounting. Under this method, revenue and related direct costs are recognized when services are performed. Our other service contracts generally involve preclinical and clinical trial studies for pharmaceutical companies. We recognize service revenue on these contracts based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. The establishment of contract prices and total contract costs involves estimates made by us at the inception of the contract period. When we revise profit estimates, we adjust revenue on a cumulative basis in the period in which the revisions become known. These estimates could change during the term of the contract, which impacts the revenue and costs we report in the consolidated financial statements. We provide for projected losses on contracts in their entirety when the loss becomes determinable.

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

(c)	Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

(d)	Financial Instruments

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of its trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $220 and $520 at September 30, 2007 and 2006, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2007	2006	2005

Opening balance	$520	$40	$0
Charged to expense	103	488	40
Accounts written off	(54)	(8)	—
Recoveries	(349)	—	—

Ending balance	$220	$520	$40

Our cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and their carrying amounts approximate fair value. We have both variable rate borrowings, which adjust to the current market, and borrowings with fixed rates for up to three years. The carrying value of our fixed rate debt also approximates its fair value.

(e)	Inventories

Prior to 2007, our inventories were accounted for using the last-in, first-out (LIFO) method of accounting. During the fourth quarter of 2007, we changed our method of accounting for inventories from the LIFO method to the FIFO method. The FIFO method of accounting provides better matching of revenues with expenses in accordance with sales contract terms. All periods have been retrospectively adjusted using FIFO accounting.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Our depreciation expense was $3,218 in fiscal 2007, $3,228 in fiscal 2006 and $3,047 in fiscal 2005. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2007 and 2006 consisted of the following:

	2007	2006
Land and improvements	$453	$450
Buildings and improvements	20,745	21,584
Machinery and equipment	21,048	20,663
Office furniture and fixtures	1,306	1,425
Construction in progress	79	252
	43,631	44,374
Less: accumulated depreciation	(20,704)	(18,608)
Net property and equipment	$22,927	$25,766

(g)	Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. In fiscal 2006, we determined that an impairment loss existed at our Baltimore facility and accordingly recorded an impairment loss of $1,100.

(h)	Goodwill and Intangible Assets

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

In fiscal 2003, we completed acquisitions of a bioanalytical laboratory performing chemical analyses and a clinical research unit performing clinical testing in humans to establish drug safety or bioequivalence. In valuing the intangible assets acquired in these two acquisitions, we determined that the replacement cost, in a start-up situation, of establishing these two operations as FDA compliant research sites was $1,267 and recorded intangible assets of that amount. We determined that these assets had an indefinite life, and accordingly did not amortize the assets. During the fiscal year ended September 30, 2006, we re-examined the make-up of these assets, and determined that of the total recorded, $793 related to the hiring and training of the in-place workforce. Such assets should be included in goodwill and, accordingly, we reclassified that amount to goodwill in fiscal 2006. The remaining $474 of the intangible assets relates to the replacement costs of creating and documenting the operating systems and procedure, their validation and audit. The evolving nature of procedures in a regulated environment requires that we constantly monitor and update those procedures. Accordingly, we have revised our estimate of the useful life of that asset to a ten year life, and recorded the amortization in Cost of Service Revenue.

We complete a fair value-based impairment test on our goodwill and intangible assets not subject to amortization at the close of each fiscal year, in addition to other times if events indicate there is a likely decline in value. Our clinical research unit acquired in fiscal 2003 had experienced losses since acquisition, including $2,952 in fiscal 2006 before impairment charge. Although improvement had been achieved in operating results since acquisition and prior to fiscal 2006, the acquisition of one of our major customers by a company that had other clinical study providers, and the subsequent cancellation of previously scheduled studies seriously impacted operating results for this unit in fiscal 2006. Establishing future profitable operations of the unit will require additional sales effort to attract new customers. Consequently, in the third quarter of fiscal 2006, we determined there was a permanent impairment of the value of the assets acquired, and recorded a charge of $1,100 to write down the value of property and equipment by $330, other intangible assets by $387 and reduced the value of goodwill by $383 (net of accumulated amortization). The impairment charge was necessary to adjust the carrying values of the respective assets to our estimate of fair value. We also recorded a deferred tax benefit of $436 related to these charges. The clinical research unit is included in the Services segment in these financial statements and footnotes.

The carrying amount of goodwill at both September 30, 2007 and 2006 was $1,855. The components of intangible assets subject to amortization are as follows:

		September 30, 2007
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$402	$171
Methodologies	5	180	171
Volunteer database	5	326	280
Customer relationships	5	359	341
		$1,267	$963

		September 30, 2006
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$402	$131
Methodologies	5	180	135
Volunteer database	5	326	215
Customer relationships	5	359	269
		$1,267	$750

Amortization expense for intangible assets for fiscal years ended September 30, 2007, 2006 and 2005 was $213, $459 and $335 respectively. The following table provides information regarding estimated amortization expense for the next five years:

2008	$113
2009	40
2010	40
2011	40
2012	40

(i)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $118, $284 and $112 for the years ended September 30, 2007, 2006, and 2005, respectively.

(j)	Stock-Based Compensation

On October 1, 2005, to comply with current accounting for stock options, we changed our accounting policy to recognize compensation expense for all share-based payment awards made to employees and directors under our stock option plans based on fair values. Previously, we had not recognized expense for employee stock options. We used the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2005, the first day of our fiscal year. In accordance with this method, our Consolidated Financial Statements for fiscal 2005 do not include expenses for share-based payments. Stock-based compensation expense for employee stock options for the years ended September 30, 2007 and 2006 was $304 and $356 with related tax benefits of $96 and $37, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statements of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in our Consolidated Statements of Operations in fiscal 2005.

Stock-based compensation expense is recognized based on the value of the portion of share-based payment awards that is expected to vest during the period, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the years ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of October 1, 2006 and 2005, respectively, based on the grant date fair value. There were 305 shares of stock awards granted during fiscal 2007, including grants contingent on shareholder approval. In the event such approval is not attained, the Company will make cash payments on each vesting date equal to the value that would have been realized on the options vesting on that date. Compensation expense for all share-based payment awards are recognized using the straight-line single option approach.

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future

[Remainder of page intentionally left blank.]

The following table presents the effect on earnings and earnings per share had we applied the same treatment to stock-based employee compensation in the year ended September 30, 2005:

Net loss as adjusted (a)	$(80)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(177)

Pro forma net loss	$(257)

Loss per share:
Basic and diluted - as reported	$(0.02)
Basic and diluted - pro forma	$(0.05)

(a) 2005 has been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

(k)	Income Taxes

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

(l)	New Accounting Pronouncements

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. We do not expect the adoption of this Interpretation, which is effective for our fiscal year beginning October 1, 2007, to have a material impact on our financial statements.

In September, 2006 the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 108, dealing with the methods of measuring misstatements when determining materiality to the financial statements. We have been using such methods since the SAB 108 was issued.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our actual results could differ from those estimates.

3. INCOME (LOSS) PER SHARE

We compute basic income or loss per share using the weighted average number of common shares outstanding. We compute diluted income or loss per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon the conversion of convertible subordinated debt have not been included as they were not dilutive. Because of losses in each year of the two year period ended September 30, 2006, outstanding potential common shares were anti-dilutive in each year; therefore, basic and diluted loss per share are the same.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share (in thousands except per share amounts):

	Years Ended September 30,
	2007	2006	2005
Basic net income/(loss) per share:
Net income/(loss) applicable to common shareholders (a)	$926	$(2,670)	$(80)
Weighted average common shares outstanding	4,909	4,883	4,870
Basic net income/(loss) per share	$0.19	$(0.55)	$(0.02)

Diluted net income/(loss) per share:
Diluted net income/(loss) applicable to common (a)	$926	$(2,670)	$(80)

Weighted average common shares outstanding	4,909	4,883	4,870
Dilutive stock options/shares	51	—	—
Dilutive weighted average common shares outstanding	4,960	4,883	4,870

Diluted net income/(loss) per share	$0.19	$(0.55)	$(0.02)

a) 2006 and 2005 have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

At September 30, 2007, 2006 and 2005 we had 250 shares issuable upon the conversion of our subordinated debt and 564, 404 and 480 shares, respectively, issuable upon exercise of stock options that are not included in our outstanding share calculation as they are anti-dilutive.

4. SALE OF BUILDING

On January 5, 2005 we sold our building in Baltimore, valued at approximately $6.2 million for a $6.5 million cash selling price. Concurrently, we entered into a three year leaseback of approximately 85% of the building for $800 annually, plus operating expenses. Accordingly, we have accounted for the transaction as a sale/leaseback transaction. We recorded a deferred gain on the building of $218 which is being amortized over the life of the lease which expires December 31, 2007. The net proceeds of the sale were used to pay off our revolving credit facility and for working capital. The unamortized remaining value of the deferred gain was $18 and $91 as of September 30, 2007 and 2006, respectively.

5. INVENTORIES

Inventories at September 30 consisted of the following:

	2007	2006
Raw materials	$1,480	$1,335
Work in progress	273	278
Finished goods	224	357
	$1,977	$1,970

Prior to 2007, our inventories were accounted for using the last-in, first-out (LIFO) method of accounting. During the fourth quarter of 2007, we changed our method of accounting for inventories from the LIFO method to the FIFO method. The FIFO method of accounting provides better matching of revenues with expenses in accordance with sales contract terms. All periods have been retrospectively adjusted using FIFO accounting, resulting in an $89 increase in retained earnings as of October 1, 2004. The impact to the fourth quarter is not material.

The following table summarizes the effect of the accounting change on our consolidated financial statements for the fiscal years ended September 30, (in thousands):

	2006		2005
	As Originally Reported	As Adjusted for Accounting Change	As Originally Reported	As Adjusted for Accounting Change
Consolidated statements of operations:
Cost of product revenue	$3,547	$3,647	$3,462	$3,426
Tax provision (benefit)	(1,825)	(1,865)	392	407
Net income (loss)	(2,610)	(2,670)	(101)	(80)
Basic net income (loss) per share	(0.53)	(0.55)	(0.02)	(0.02)
Diluted net income (loss) per share	(0.53)	(0.55)	(0.02)	(0.02)

Consolidated balance sheets:
Inventories	1,887	1,970	2,041	2,225
Deferred taxes, current	604	571	381	308
Retained earnings	4,584	4,634	7,194	7,304

Consolidated statements of cash flows:
Deferred taxes	(1,335)	(1,375)	(623)	(609)
Inventory working capital change	154	254	(472)	(507)

Had we continued to use the LIFO method for fiscal 2007, our cost of product revenue would have been $59 higher and our net income would have been reduced to $891.

6. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2007and 2006 was $2,739 and  $2,739, respectively. Accumulated amortization on capital leases at September 30, 2007 and  2006 was $825 and $343, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

We acquired equipment totaling $1,473 through capital lease arrangements during the year ended September 30, 2006. Future minimum lease payments on capital leases at September 30, 2007 are as follows:

	Principal	Interest	Total
2008	$510	$117	$627
2009	553	74	627
2010	453	30	483
2011	132	3	135
	$1,648	$224	$1,872

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2013. Certain of these leases contain renewal options. Total rental expense under these leases was $2,265, $1,808, and $914 in fiscal 2007, 2006, and 2005, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2007 are as follows:

2008	$1,768
2009	1,698
2010	1,597
2011	1,608
2012	1,628
After 2012	2,812
$11,111

7. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2007	2006

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40 until June 1, 2010 when it adjusts under the terms of the note. Interest adjusts based on market rates. Collateralized by underlying property. Due November, 2012.	$4,445	$4,610

Mortgage note payable to a bank, payable in monthly principal and interest installments of $19. Interest adjusts based on market rates. Collateralized by underlying property. Due May, 2008. (1)	1,735	1,843

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17 until June 1, 2010, when it adjusts under the terms of the note. Interest adjusts based on market rates. Collateralized by underlying property. Due November, 2012.	2,025	2,094

Convertible subordinated 6% notes payable due January 1, 2008. Interest payable in arrears on the 15th of January and July after June 1, 2005 (4.67% effective rate).	4,000	4,000

Subordinated 10% notes payable due October 1, 2007. Holders can require the Company to repay 20% of the original outstanding balance each October 1. Interest payable upon demand each October 1 through maturity.	477	837

	12,682	13,384

Less current portion	4,821	721

	$7,861	$12,663

(1)  We have a commitment from our bank to renew this loan for an additional five years on essentially the same terms.

The following table summarizes our principal payment obligations for the years ending September 30:

2008	$4,821
2009	369
2010	396
2011	426
2012	458
Thereafter	6,212
$12,682

Cash interest payments of $869, $1,169, and $1,112 were made in 2007, 2006, and 2005, respectively.

(a)	Subordinated Debt

In connection with an acquisition in fiscal 2003, we issued 10% subordinated notes of $1.8 million. The remaining outstanding principal on these notes was $477 at September 30, 2007. We made the final principal payment of $477, which was included in current portion of long-term debt at September 30, 2007, and interest payment of $48 in October, 2007. These notes were subordinated to our mortgage and revolving line of credit.

In connection with another acquisition in fiscal 2003, we issued $4.0 million of 6% convertible notes payable, including $500 payable to a current director of the Company, due January 1, 2008. These notes were non-interest bearing until June 1, 2005. We are accruing interest expense over the term of these notes using the effective interest rate method. The holders of these notes may convert all or part of the outstanding notes and accrued interest into our common stock at a conversion rate of $16 per common share. These notes are convertible into 250 shares of our common stock. We may, at our option, prepay all or any portion of the outstanding notes plus accrued interest, with prior written notice to the holders. As of September 30, 2007, we have not made any prepayment elections. We intend to use proceeds from a mortgage and cash on hand to pay the principal of $4.0 million on January 1, 2008. If necessary, we may use a portion of our existing line of credit to make up the remaining balance. At this time, we do not anticipate the need to borrow on the line of credit to pay the note balance. These notes are subordinated to our mortgages and revolving line of credit.

(b)	Revolving Line of Credit

Based on the Amended and Restated Loan and Security Agreement (Revolving Line of Credit) effective as of October 24, 2007, we have a revolving line of credit through December 31, 2009 with our commercial bank which we use for working capital and other purposes. Borrowings under the agreement are collateralized by substantially all assets related to our operations and all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of the agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreement. The credit agreement contains cross-default provisions with our mortgages or other borrowings.

Our amended revolving line of credit limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $5.0 million. As of September 30, 2007, there were no borrowings on this line. We also have an outstanding letter of credit to collateralize our lease in Baltimore, Maryland for $1.0 million, which is counted against our allowable borrowings. Borrowings under the line of credit bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the line of credit  ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay a commitment fee on the unused portion of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly. Under the computation of the borrowing base, we had $3.3 million of available additional borrowing capacity at September 30, 2007. We were in compliance with our loan covenants at September 30, 2007.

8. INCOME TAXES

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2007	2006
		(a)
Long-term deferred tax liabilities:
Tax over book depreciation	$495	$683
Lower tax basis on assets of acquired company	(101)	(144)
Stock options expensed	(57)	—
Total long-term deferred tax liabilities	$337	$539

Current deferred tax assets:
Inventory pricing	$176	$111
Accrued compensation and vacation	410	230
Accrued expenses and other - net	184	74
Foreign tax credit carryover	120	120
Deferred gain on sale/leaseback	7	36
Foreign net operating loss	326	456
Total current deferred tax assets	$1,223	$1,027

Valuation allowance for deferred tax assets	(326)	(456)

Net deferred tax assets	$897	$571

Net deferred tax (assets) liabilities	$(560)	$(32)

Significant components of the provision (benefit) for income taxes are as follows as of the end of the year September 30:

	2007	2006	2005
		(a)	(a)
Current:
Federal	$875	$(553)	$814
State	224	(97)	216
Foreign	(15)	120	—
Total Current	$1,084	$(530)	$1,030

Deferred:
Federal	$(453)	$(1,074)	$(489)
State	(58)	(261)	(134)
Foreign	130	45	—
Reduction of valuation allowance	(130)	(45)	—
Total deferred	$(511)	$(1,335)	$(623)

	$573	$(1,865)	$407

(a) 2006 and 2005 have been retrospectively adjusted for our change in 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

The effective income tax rate varied from the statutory federal income tax rate as follows:

	2007	2006	2005
Statutory federal income tax rate	34.0%	(34.0)%	34.0%
Increases (decreases):
Nondeductible expenses	7.7	0.5	6.8
Tax benefit of foreign sales	(0.7)	(1.5)	(14.6)
State income taxes, net of federal tax benefit	7.3	(5.1)	18.1
Nontaxable foreign (gains) losses	(9.1)	1.1	80.2
Other	(1.0)	(2.1)	0.0

	38.2%	(41.1)%	124.5%

In fiscal 2007, 2006, and 2005, our foreign operations generated income (loss) before income taxes of $405, $142, and $(774), respectively. We have foreign net operating loss carryforwards of $1,425 that have an indefinite life under current UK tax law.

Payments made in 2007, 2006, and 2005 for income taxes amounted to $984, $498, and $407, respectively.

9. STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

We have an Employee Stock Option Plan whereby options to purchase our common shares at fair market value at date of grant can be granted to our employees. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant, and expire upon the earlier of the employee's termination of employment with us, or ten years from the date of grant. This plan terminates in fiscal 2008.

We established an Outside Director Stock Option Plan whereby options to purchase our common shares at fair market value at date of grant can be granted to outside directors. Options granted vest and become exercisable in four equal installments beginning two years after the date of grant and expire upon the earlier of the director's termination of board service with us, or ten years from the date of grant. This plan terminates in fiscal 2008.

A summary of our stock option activity and related information for the years ended September 30 is as follows (in thousands except for share prices):

	2007		2006		2005
	Options (shares)	Weighted- Average Exercise Price	Options (shares)	Weighted- Average Exercise Price	Options (shares)	Weighted- Average Exercise Price
Outstanding – beginning of year	404	$4.98	480	$4.95	343	$4.66
Exercised	(17)	4.48	(21)	4.50	(2)	4.25
Granted	305	6.98	—	—	173	5.39
Terminated	(77)	4.91	(55)	4.90	(34)	4.63
Outstanding – end of year	615	$6.00	404	$4.98	480	$4.95
Weighted grant date fair values		$3.57		$—		$3.38

The intrinsic values of options exercised in the years ended September 30, 2007, 2006 and 2005 were $10, $37 and $4 respectively. We received $79, $94 and $6 from the exercise of qualified employee stock options in fiscal 2007, 2006 and 2005, respectively, for which no tax benefit was recognized. The options on the 615 shares outstanding at September 30, 2007 had an aggregate intrinsic value of $909 and a weighted average contract term of 7.9 years.

A summary of non-vested options for the year ended September 30, 2007 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested options, beginning of year	278	$3 .75
Granted	305	3 .79
Vested	(134)	3 .38
Forfeited	(31)	3 .47
Non-vested options, end of year	418	$3 .71

At September 30, 2007, there were 197 shares vested, all of which were exercisable. The weighted average exercise price for these shares was $5.02 per share; the aggregate intrinsic value of these shares was $490 and the weighted average remaining term was 5.7 years. As of September 30, 2007, our total unrecognized compensation cost related to non-vested stock options was $932 and is expected to be recognized over a weighted-average service period of 2.43 years.

At September 30, 2007, there are 347 shares available for grants under the two plans.

The following table summarizes outstanding and exercisable options as of September 30, 2007 (In thousands except per share amounts):
Range of exercise prices	Number of shares outstanding at September 30, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares exercisable at September 30, 2007	Weighted average exercise price
$2.80 - 4.58	158	5 .61	$4 .35	119	$4 .33
$5.00 - 5.74	155	7 .76	$5 .42	61	$5 .54
$7.10 - 8.00	302	9 .11	$7 .16	17	$8 .00

The assumptions used in computing our stock based compensation expense for the fiscal years ended September 30 were as follows (because we had no grants during fiscal 2006, no assumptions are presented for that year):

	2007		2005
Risk-free interest rate	4.65%		3.00%
Dividend yield	0.00%		0.00%
Volatility of the expected market price of the Company's common stock	44.00 63.00	%- %	67.00%
Expected life of the options (years)	7.0		7.0

11. RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% (2% in 2006 and 2005) of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2007, 2006, and 2005. Contribution expense was $326, $638, and $555 in fiscal 2007, 2006, and 2005, respectively.

12. SEGMENT INFORMATION

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

During 2007, we changed our method of accounting for inventories from the LIFO method to the FIFO method, and accordingly, segment results for fiscal 2006 and 2005 have been retrospectively adjusted on a FIFO basis.

(a)	Operating Segments

	Year ended September 30,
	2007	2006	2005

Revenue:
Service	$36,051	$34,318	$32,951
Product	9,194	8,730	9,444

Total	$45,245	$43,048	$42,395

Operating income (loss):
Service	$1,720	$(3,728)	$148
Product	670	205	1,148

Total operating income (loss)	2,390	(3,523)	1,296
Corporate expenses	(891)	(1,012)	(969)

Income (loss) before income taxes	$1,499	$(4,535)	$327

[Remainder of page intentionally left blank.]

	Year ended September 30,
	2007	2006	2005

Identifiable assets:
Service	$23,979	$24,539	$31,739
Product	9,258	9,947	10,322
Corporate	8,800	7,878	5,888

Total	$42,037	$42,364	$47,949

Goodwill, net:
Service	$1,481	$1,481	$1,071
Product	374	374	374

Total	$1,855	$1,855	$1,445

Intangible assets, net:
Service	$304	$517	$2,156
Product	—	—	—

Total	$304	$517	$2,156

Depreciation and amortization:
Service	$3,222	$3,414	$3,125
Product	236	475	316

Total	$3,458	$3,889	$3,441

Capital expenditures:
Service	$759	$1,518	$1,483
Product	119	169	818

Total	$878	$1,687	$2,301

(b)	Geographic Information

	Year ended September 30,
	2007	2006	2005

Sales to external customers:
North America	$39,420	$37,615	$34,046
Pacific Rim	700	693	1,052
Europe	4,562	4,299	4,899
Other	563	441	2,398

Total	$45,245	$43,048	$42,395

Long-lived assets:
North America	$24,729	$27,676	$29,499
Europe	808	976	1,204

Total	$25,537	$28,652	$30,703

(c)	Major Customers

In 2007, 2006 and 2005, Pfizer (and its predecessor companies) accounted for approximately 5.3%, 7.3%, and 10.1%, respectively, of our total revenues and 5.1% and 12.8% of total trade accounts receivable at September 30, 2007 and 2006, respectively.

13. RELATED PARTY TRANSACTIONS

As of September 30, 2007, we have a 6% subordinated convertible note payable for $500 to one of our directors (a former director of PKLB). During fiscal 2004, we repaid $350 of debt to this director through a series of transactions which resulted in our paying $200 of principal in cash (plus accrued interest to the date of repayment) and exchanging 38 shares of common stock for $150 face amount of debt. On January 1, 2008, we expect to pay the remaining principal balance of the note in cash.

Included in fiscal 2007 operating expenses is approximately $360 of severance costs for former officers of the Company as agreed upon on September 28, 2007 in connection with their resignations. Approximately $88 was paid to each of Dr. and Mrs. Kissinger on October 5, 2007, with the remaining to be paid in six equal installments beginning November 2007 through April 2008.

14. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2007, 2006 and 2005 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Total Revenue	$10,884	$11,311	$12,615	$10,435
Gross Profit (a)	3,391	3,180	4,118	3,103
Net income (loss) (a)	556	124	449	(203)
Basic net income (loss) per common share outstanding (a)	0.11	0.03	0.09	(0.04)
Diluted net income (loss) per common share outstanding (a)	0.11	0.03	0.09	(0.04)

2006
Total Revenue	$9,844	$12,417	$10,038	$10,749
Gross Profit (a)	3,146	4,934	2,530	3,100
Impairment loss	—	—	1,100	—
Net income (loss) (a)	(716)	538	(1,756)	(736)
Basic net income (loss) per common share outstanding (a)	(0.15)	0.11	(0.36)	(0.15)
Diluted net income (loss) per common share outstanding (a)	(0.15)	0.11	(0.36)	(0.15)

2005
Total Revenue	$9,694	$9,139	$11,304	$12,258
Gross Profit (a)	3,627	2,426	5,026	4,301
Net income (loss) (a)	404	(896)	356	56
Basic net income (loss) per common share outstanding (a)	0.08	(0.18)	0.07	0.01
Diluted net income (loss) per common share outstanding (a)	0.08	(0.18)	0.07	$0.01

(a) Amounts have been retrospectively adjusted for our change in the fourth quarter of 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Bioanalytical Systems, Inc.
West Lafayette, Indiana

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc.and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As described in Notes 2 and 5 to the financial statements, the Company changed its method of accounting for inventories in 2007. This change has been applied retrospectively to fiscal 2005 and 2006 and, accordingly, all prior financial statements have been adjusted.  We audited the adjustment described in Note 5 that was applied to adjust the 2005 and 2006 financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

/s/ Crowe Chizek and Company LLC
Indianapolis, Indiana
December 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm
To the Board of Directors
Bioanalytical Systems, Inc.
West Lafayette, Indiana

We have audited the accompanying consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Bioanalytical Systems, Inc. and subsidiaries for the year ended September 30, 2005, before the restatement described in notes 2 and 5 to the financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements (before restatement) referred to above present fairly, in all material respects, the consolidated results of operations of Bioanalytical Systems, Inc. and subsidiaries and its cash flows for the year ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Indianapolis, Indiana
January 7, 2006

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 15, 2006 KPMG LLP (“KPMG”) resigned as the Company’s independent accountant. KPMG's reports on the Company's consolidated financial statements as of and for the year ended September 30, 2005 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principle. During the year ended September 30, 2005, and through September 15, 2006, there were (1) no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused KPMG to make reference thereto in KPMG's reports on the financial statements for such years; and (2) no other reportable events, as defined in Item 304(a)(1)(v) of the Commission's Regulation S-K, except for the matters set forth below.

In connection with KPMG's review of the Report on Form 10-Q and the First Amendment to the Report on Form 10-Q for the three and nine months ended June 30, 2006, KPMG presented a letter regarding the following items to the Audit Committee of the Board of Directors, dated August 29, 2006 relating to its review of the unaudited interim financial statements for the Company as of June 30, 2006, and for the three and nine months then ended (the “Letter”). KPMG noted certain conditions involving the Company’s internal control and its operation that KPMG considered to be “material weaknesses.” “Material weakness” was defined in the Letter as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the entity's internal control.” The material weaknesses noted by KPMG consisted of a failure to set an appropriate "tone at the top" to instill a company-wide attitude of control consciousness; failure to maintain adequate procedures for anticipating and identifying financial reporting risks and for reacting to changes in its operating environment that could have a material effect on financial reporting; failure to maintain adequately trained personnel to perform effective review of accounting procedures critical to financial reporting; and a lack of adequately trained finance and accounting personnel with the ability to apply U.S. generally accepted accounting principles associated with the impairment of certain long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management concurred with the assessment of KPMG. KPMG discussed the matters described in this paragraph with the Audit Committee of the Company. The Company authorized KPMG to respond fully to the inquiries of its successor accountant concerning these matters.

KPMG also communicated to the Audit Committee in the Letter that the Company had filed its Report on Form 10-Q for the three and nine month periods ended June 30, 2006, prior to the completion of its interim review. KPMG has subsequently completed its interim review and the Company filed an amended report on Form 10-Q/A for the three and nine month periods ended June 30, 2006.

On October 30, 2006 the Audit Committee of the Company’s Board of Directors engaged Crowe Chizek and Company LLC (“Crowe Chizek”) to be the Company’s independent registered public accounting firm to audit and report on the Company’s consolidated financial statements for the year ended September 30, 2006. During the two most recent fiscal years ended September 30, 2006 and 2005, and through October 30, 2006, the Company had not consulted with Crowe Chizek regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

[Remainder of page intentionally left blank.]

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their most recent evaluation, which was completed as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of September 30, 2007. In response to the matters described in Item 9 above, and to ensure that information required to be disclosed in this Form 10-K was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms,, as of September 30, 2007, we had retained a new Chief Executive Officer with a financial background to set a better “tone at the top” regarding our systems, and regard for internal control. We have also instituted additional procedures to more timely identify financial statement risks. In order to maintain a capability to perform effective review of accounting procedures critical to financial reporting, we decided to retain an outside accounting firm, separate from our auditors, to consult on accounting and reporting issues where we do not have sufficient internal capabilities. The Chief Executive Officer and Chief Financial Officer believe that implementing these new procedures resulted in effective disclosure controls and procedures as of September 30, 2007.

Changes in Internal Controls

Except as noted above, there were no significant changes in the internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of September 30, 2007.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2007. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position
William E. Baitinger	74	Director
David W. Crabb	54	Director
Leslie B. Daniels	60	Director
Larry S. Boulet	61	Director
Richard M. Shepperd	67	Director, President and Chief Executive Officer

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

Larry S. Boulet has served as a director of the Company since May 2007. Mr. Boulet was a Senior Audit Partner with PriceWaterhouseCoopers (PWC) and a National Financial Services Industry Specialist. For the last five years of his career with PWC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Currently, Mr. Boulet also serves on the Indiana State University Foundation Board of Directors, where he is the immediate past Chairman of the Board. He holds a Bachelor of Science degree in Accounting from Indiana State University.

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, and in May, 2007 agreed to extend his term until December 2009. Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as its Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. Larry S. Boulet, William E. Baitinger, David W. Crabb and Leslie B. Daniels are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Daniels and Mr. Boulet is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers, Directors and employees, a copy of which is filed as an exhibit to this Form 10-K.

The information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Election of Directors - Compensation of Directors,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement is incorporated herein by reference in response to this item.

For additional information regarding our stock option plans, please see Note 9 in the Notes to Consolidated Financial Statements in this report.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Accountants” in the Proxy Statement is incorporated herein by reference.

[Remainder of page intentionally left blank.]

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 31 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2007).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

4.3	Form of 6% Subordinated Convertible Note due 2008 (incorporated by reference to Form 8-K filed November 21, 2002).

4.4	Form of 10% Subordinated Note due 2007 (incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended June 30, 2003).

(10)	10.1	Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Plan (*) (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, Registration No. 333-36429).

10.2	Form of Bioanalytical Systems, Inc. 1990 Employee Incentive Stock Option Agreement (*) (incorporated by reference to Exhibit 10.5 to Registration Statement on Form S-1, Registration No. 333-36429).

10.3
Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan, as amended January 24, 2004 (*) (incorporated by reference to Appendix A to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.4	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (*) (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-36429).

10.5
1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan, as amended January 24, 2004 (*) (incorporated by reference to Appendix B to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.6	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (*) (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).

Number	Description of Exhibits

10.7	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (filed herewith).

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

10.10	Letter agreement between Bioanalytical Systems, Inc. and Ronald E. Shoup, Ph.D. dated June 19, 2003 (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 24, 2007).

10.11	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 of Form 8-K filed January 10, 2005).

10.12
Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended September 30, 2002).

10.13
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

10.15
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 2002).

10.16
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended September 30, 2002).

10.17	Purchase and Sale Agreement between BASi Maryland, Inc. and 300 W. Fayette, LLC, closed January 5, 2005 (incorporated by reference to Exhibit 10.1 of Form 8-K filed January 10, 2005).

10.18	First Amendment to the Purchase and Sale Agreement dated September 7, 2004 (incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended September 30, 2004).

10.19	Second Amendment to the Purchase and Sale Agreement dated on or about November 11, 2004 (incorporated by reference to Exhibit 10.21 to Form 10-K for the fiscal year ended September 30, 2004).

10.20
Office Lease by and between BASi Maryland, Inc. and 300 W. Fayette Street, LLC, dated on or about January 5, 2004 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2004).

Number	Description of Exhibits

10.21	Employment Agreement by and between Bioanalytical Systems, Inc. and Edward M. Chait dated August 1, 2005 (*) (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 5, 2005).

10.22	Form of Grant of non-qualified stock options dated August 1, 2005 to Edward M. Chait (*) (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 2005).

10.23	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (*) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal year ended March 31, 2004).

10.24	Severance Agreement and Release of All Claims with Michael P. Silvon, dated July 17, 2006 (*) (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 31, 2006).

10.25
Employment Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.26
Option Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.27
First Amendment to Lease by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.28
Lease Agreement by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.29
Severance Agreement and Release of All Claims, dated September 28, 2007, between Candice B. Kissinger and Bioanalytical Systems, Inc. (*) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 4, 2007)

10.30
Severance Agreement and Release of All Claims, dated September 28, 2007, between Peter T. Kissinger, PhD. and Bioanalytical Systems, Inc. (*) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 4, 2007)

10.31	License Agreement, dated September 28, 2007, between Phlebotics, Inc. and Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 4, 2007).

10.32
Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

10.33	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.34	Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2007).

Number	Description of Exhibits

10.35
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2007).

10.36	Nonqualified option letter agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 13, 2007).

10.37	Employment Agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 13, 2007).

10.38
Employee Incentive Stock Option Agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 13, 2007).

10.39	Nonqualified option letter agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K filed November 13, 2007).

(14)	14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(18)	18	Letter re: Change in Accounting Principles regarding the change in accounting for certain inventories (filed herewith).

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the fiscal year ended September 30, 2005).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Chizek and Company LLC (filed herewith).

23.2	Consent of Independent Registered Public Accounting Firm KPMG LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2007 Date: December 27, 2007
BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By:  /s/  Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

By:  /s/  Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard M. Shepperd Richard M. Shepperd	President and Chief Executive Officer (Principal Executive Officer)	December 27, 2007

/s/ Michael R. Cox Michael R. Cox	Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 27, 2007

/s/ William E. Baitinger William E. Baitinger	Director	December 27, 2007

/s/ David W. Crabb David W. Crabb	Director	December 27, 2007

/s/ Leslie B. Daniels Leslie B. Daniels	Director	December 27, 2007

/s/ Larry S. Boulet Larry S. Boulet	Director	December 27, 2007