Form 10-Q
period 2007-12-31
BIOANALYTICAL SYSTEMS INC
filed 2008-02-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of January 31, 2008, 4,914,259 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2007	3
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1A	Risk Factors	16
Item 6	Exhibits	17
	Signatures

Certification of Principal Executive Officer
Certification of Principal Financial Officer
Section 906 Written Statement of CEO and CFO

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2007	September 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$641	$2,837
Accounts receivable
Trade	5,503	6,674
Unbilled revenues and other	3,265	2,565
Inventories	2,005	1,977
Deferred income taxes	897	897
Refundable income taxes	144	774
Prepaid expenses	818	776
Total current assets	13,273	16,500

Property and equipment, net	23,453	22,927
Goodwill	1,855	1,855
Intangible assets, net	251	304
Debt issue costs	201	211
Other assets	246	240
Total assets	$39,279	$42,037

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,386	$1,589
Accrued expenses	2,298	3,056
Customer advances	4,164	4,115
Income tax accruals	240	56
Current portion of capital lease obligation	582	510
Current portion of long-term debt	455	4,821
Total current liabilities	10,125	14,147

Capital lease obligation, less current portion	1,326	1,138
Long-term debt, less current portion	9,068	7,861
Deferred income taxes	337	337

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,913 at December 31, 2007 and 4,909 at September 30, 2007	1,191	1,189
Additional paid-in capital	12,078	11,957
Retained earnings	5,361	5,560
Accumulated other comprehensive loss	(207)	(152)
Total shareholders’ equity	18,423	18,554
Total liabilities and shareholders’ equity	$39,279	$42,037

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Service revenue	$8,922	$8,608
Product revenue	2,530	2,276
Total revenue	11,452	10,884

Cost of service revenue	6,913	6,622
Cost of product revenue	1,034	877
Total cost of revenue	7,947	7,499

Gross profit	3,505	3,385

Operating expenses:
Selling	792	679
Research and development	188	355
General and administrative	2,252	1,622
(Gain) loss on sale of property and equipment	(13)	—
Total operating expenses	3,219	2,656

Operating income	286	729

Interest income	27	12
Interest expense	(248)	(241)
Other income	3	3

Income before income taxes	68	503

Income taxes (benefit)	84	(53)
Net income (loss)	$(16)	$556

Net income (loss) per share:
Basic	$(0.00)	$0.11
Diluted	$(0.00)	$0.11

Weighted common and common equivalent shares outstanding:
Basic	4,910	4,907
Diluted	4,910	4,942

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Operating activities:
Net income (loss)	$(16)	$556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	751	997
Employee stock compensation expense	110	43
(Gain) loss on sale of property and equipment	(13)	—
Deferred income taxes	—	(173)
Changes in operating assets and liabilities:
Accounts receivable	470	585
Inventories	(28)	(324)
Refundable income taxes	630	126
Prepaid expenses and other assets	(13)	104
Accounts payable	797	(159)
Accrued expenses	(758)	(397)
Customer advances	49	(201)

Net cash provided by operating activities	1,979	1,157
Investing activities:
Capital expenditures	(849)	(268)
Proceeds from sale of property and equipment	1	—

Net cash used by investing activities	(848)	(268)

Financing activities:
Payments of long-term debt	(4,560)	(448)
Borrowings on long-term debt	1,400	—
Payments on capital lease obligations	(139)	(115)
Net proceeds from the exercise of stock options	13	76

Net cash used by financing activities	(3,286)	(487)

Effect of exchange rate changes	(41)	(186)

Net (decrease) increase in cash and cash equivalents	(2,196)	216

Cash and cash equivalents at beginning of quarter	2,837	1,647

Cash and cash equivalents at end of quarter	$641	$1,863

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2007. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2007 and 2006 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2007. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on net income for the period previously reported. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results for the year ending September 30, 2008.

2. STOCK-BASED COMPENSATION

At December 31, 2007, we had stock-based employee and outside director compensation plans, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2007. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant. Effective October 1, 2005, we began expensing the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard 123 (Revised). Utilizing Modified Prospective Application, we expensed that portion of the estimated fair value of awards at grant date related to the outstanding options that vested during the period. Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The assumptions used are detailed in Note 2(j) to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. Stock based compensation expense for the three months ended December 31, 2007 and 2006 was $148 and $43 with tax benefits of $38 and $0, respectively.

3. INCOME (LOSS) PER SHARE

We compute basic income/(loss) per share using the weighted average number of common shares outstanding. We compute diluted income/(loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. At December 31, 2006, we had 404 shares issuable upon exercise of stock options that are excluded from our outstanding share calculation as they are anti-dilutive. Shares issuable upon exercise of options were excluded from the computation of loss per share for the current quarter ended December 31, 2007 as they are anti-dilutive.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share:

	Three Months Ended December 31,
	2007	2006
Basic net income/(loss) per share:
Net income/(loss) applicable to common shareholders	$(16)	$556
Weighted average common shares outstanding	4,910	4,907
Basic net income/(loss) per share	$(0.00)	$0.11

Diluted net income/(loss) per share:
Diluted net income/(loss) applicable to common shareholders	$(16)	$556

Weighted average common shares outstanding	4,910	4,907
Dilutive stock options/shares	—	35
Dilutive weighted average common shares outstanding	4,910	4,942

Diluted net income/(loss) per share	$(0.00)	$0.11

4. INVENTORIES

Inventories consisted of the following:

	December 31, 2007	September 30, 2007

Raw materials	$1,531	$1,480
Work in progress	202	273
Finished goods	272	224
	$2,005	$1,977

5. SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2007.

The following table presents operating results by segment:

	Three Months Ended December 31,
	2007	2006
Revenue:
Service	$8,922	$8,608
Product	2,530	2,276
	$11,452	$10,884

Operating Income (Loss):
Service	$(55)	$458
Product	341	271
	$286	$729

Total Assets:
Service	$24,321	$23,811
Product	8,953	9,886
Corporate	6,005	7,934
	$39,279	$41,631

6. INCOME TAXES

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

When warranted, we maintain a reserve for uncertain tax positions. Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.

On October 1, 2007, we recognized a $183 increase in our liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48, which was the total reserve at that date. During the quarter ended December 31, 2007, we recorded additional tax expense of $38 in our income tax provision for additional exposure on uncertain tax positions. The reserve for uncertain income tax positions at December 31, 2007 was $221. This reserve is classified as a current liability in the consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, related to certain state income tax issues, will be resolved as a result of the conclusion of state tax audits. If such resolutions are favorable, we would reduce the carrying value of our reserve.  The following tax years remain open to regulatory examination as of December 31, 2007 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2003-2006
United Kingdom	2001-2006

7. DEBT

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and required monthly payments are approximately $12 plus interest. The loan is secured by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds an additional $8,000 of our mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter.

Revolving Line of Credit

Effective October 24, 2007, we have a revolving line of credit (“Agreement”), which we use for working capital and other purposes, through December 31, 2009 with our commercial bank. Borrowings under the Agreement are collateralized by substantially all assets related to our operations and all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreement. The Agreement contains cross-default provisions with our mortgages or other borrowings.

Our Agreement limits outstanding borrowings to the borrowing base as defined in the agreement, to a maximum available amount of $5,000. As of December 31, 2007, there were no borrowings on this line. We also had an outstanding letter of credit to collateralize our lease in Baltimore, Maryland for $1,000, which was counted against our allowable borrowings. Borrowings under the line of credit bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay a commitment fee on the unused portion of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly. Under the computation of the borrowing base, we had $3,419 of available additional borrowing capacity at December 31, 2007.

The covenants in our revolving credit facility require the maintenance of certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  Both contain cross-default provisions.  We were in compliance with our loan covenants at December 31, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in our annual report on Form 10-K for the year ended September 30, 2007. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. (Amounts in thousands unless otherwise indicated.)

General

The Company, a corporation organized in Indiana, provides contract development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. We have been involved in research to understand the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since our formation in 1974.

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

Income Taxes

We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.  The effect on deferred taxes of a change in enacted tax rates is recognized in income in the period when the change is effective.

When warranted, we maintain a reserve for uncertain tax positions. Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.

On October 1, 2007, we recognized a $183 increase in our liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48, which was the total reserve at that date. During the quarter ended December 31, 2007, we recorded additional tax expense of $38 in our income tax provision for additional exposure on uncertain tax positions. The reserve for uncertain income tax positions at December 31, 2007 was $221. This reserve is classified as a current liability in the consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, related to certain state income tax issues, will be resolved as a result of the conclusion of state tax audits. If such resolutions are favorable, we would reduce the carrying value of our reserve.  The following tax years remain open to investigation as of December 31, 2007 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2003-2006
United Kingdom	2001-2006

Revenue Recognition

The majority of our service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. Other service contracts generally consist of preclinical and clinical trial studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we made at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material. Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Stock-Based Compensation

On October 1, 2005, we changed our accounting to recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method versus the previously used method in which no expense was recorded in the financial statements. We elected to use the modified prospective transition method of adoption. We measured compensation cost for all outstanding unvested stock-based awards made to our employees and directors based on estimated fair values and recognized compensation over the service period for awards expected to vest. We recognized stock-based compensation related to employee stock options of $148 and $43 with tax benefits of $38 and $0 during the three months ended December 31, 2007 and 2006, respectively.

We use the binomial option valuation model to determine the grant date fair value. The binomial option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use the historical stock price volatility of our common shares to compute our expected volatility.

•
Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. We assumed that we will pay no dividends.

Employee stock-based compensation expense recognized in the first quarter of fiscal 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2007	2006
Service revenue	77.9%	79.1%
Product revenue	22.1	20.9
Total revenue	100.0	100.0

Cost of service revenue (a)	77.5	76.9
Cost of product revenue (a)	40.9	38.5
Total cost of revenue	69.4	68.9

Gross profit	30.6	31.1

Total operating expenses	28.1	24.4

Operating income	2.5	6.7

Other expense	(1.9)	(2.1)

Income before income taxes	0.6	4.6

Income tax provision (benefit)	0.7	(0.5)
Net income (loss)	(0.1)%	5.1%

(a) Percentage of service and product revenues, respectively.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2007 increased 5.2% to $11,452 compared to $10,884 for the same period last year.

Our Service segment revenue increased by 3.6% from $8,608 to $8,922 compared to the same period last year. This was primarily the result of strong increases in toxicology and pharmaceutical analysis revenues as well as an increase in pharmacokinetics and pharmacodynamics revenues. These gains were partially offset by declines in clinical and bioanalytical analysis revenues. The clinical operations have declined mainly as a result of an unfavorable trial mix, volume and duration of trials. We experienced a decline in samples available to assay in our bioanalytical analysis areas which contributed to the revenue decrease. Our toxicology revenues increased $295 (an 11.6% increase), reflecting the continued strength of our toxicology operations in line with industry trends. Revenues for pharmaceutical analysis grew 31.7% to $512 from $388. Finally, the increase in pharmacokinetics and pharmacodynamics revenues of $197 or 74.8% versus the comparable period last year reflects the strength of these operations with continued growth since inception in fiscal 2005.

Sales in our Products segment increased 11.2% from $2,276 in our first fiscal quarter last year to $2,530 in the current quarter. Sales of our Culex automated in vivo sampling systems showed continued strength posting a $353, or 25.6%, increase over the same period last year. The Culex systems improvement in sales was partially offset by a decline of $97, or 12.1%, in our more mature, analytical products. We also experienced a decline in our Vetronics business of $108 from last year as a contract with a long-time client was not renewed, which caused most of the decline in Vetronics revenue.

Cost of Revenues

Cost of revenues for the current quarter was $7,947 or 69.4% of revenue compared to $7,499, or 68.9% of revenue for the prior year period.

Cost of revenue as a percentage of revenue in our service segment increased to 77.5% in the current quarter from 76.9% in the comparable period last year. Due to the commercialization of a new product, costs associated with our pharmacokinetics and pharmacodynamics services are included in costs of revenue for the service segment; whereas in the prior year period they were considered research and development expenses.

Costs of revenue as a percentage of revenue in our products segment increased from 38.5% to 40.9%. This increase is the result of continuing growth of sales of Culex supplies, which have a lower margin than the capital equipment.

Operating Expenses

Selling expenses for the three months ended December 31, 2007 increased 16.6% to $792 from $679 for the comparable period last year. This increase is driven by enhanced sales efforts and new hires in both our West Lafayette and UK sites and by the increase in revenue experienced in the current quarter. Research and development expenses for the first quarter of fiscal 2008 decreased 47.0% to $188 from $355 mainly as a result of costs related to the commercialization of our pharmacokinetics and pharmacodynamics services being considered as cost of services; whereas in the prior year period they were considered research and development expenses.

General and administrative expenses for the current quarter increased 38.8% to $2,252 from $1,622 for the prior year period. The increase is mainly due to the following: 1) expenses for attracting and hiring new management personnel in our Baltimore and UK facilities; 2) an increase in stock compensation expense with the new option grants to executive officers in the second quarter of fiscal 2007 and first quarter of fiscal 2008; 3) higher legal and other professional consulting costs; and 4) increased spending for computer infrastructure and supplies.

Income Taxes

Our effective tax rate for the quarter ended December 31, 2007 was 123.6% compared to 41.5% used for the prior year period. The main differences stem from the FIN 48 adoption and subsequent additional tax in the first three months of fiscal 2008 versus a tax benefit in the first three months of fiscal 2007 due to domestic losses and the use of tax loss carryforwards to offset foreign earnings.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2007 we had cash and cash equivalents of $641, compared to cash and cash equivalents of $2,837 at September 30, 2007.

Net cash provided by operating activities was $1,979 for the three months ended December 31, 2007 compared to $1,157 for the three months ended December 31, 2006. This increase was partially due to non-cash charges for depreciation, amortization and employee stock compensation expense. A decrease in total accounts receivable of $470 contributed as well mainly because of the timing of invoicing impacting the collections from customers. Refundable income taxes also added to the change with a $630 decrease due to the receipt of federal tax refunds during the current quarter. The impact on operating cash flow of other changes in working capital was not material. Our current ratio for the quarter ended December 31, 2007 was 1.3 compared to 1.2 for the prior year period.

Investing activities used $848 as compared to $268 used for the first quarter of fiscal 2008 and 2007, respectively, mainly due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in our West Lafayette and UK facilities, new building improvements in the UK as we prepare to relocate to new space, a building conversion in our Evansville facility to increase the available space for toxicology analysis and general building and computer infrastructure expenditures at all sites.

Financing activities used $3,286 as compared to $487 used for the first quarter of fiscal 2008 and 2007, respectively. The main use of cash in the first quarter of fiscal 2008 was to repay the balance of our subordinated debt, approximately $4,500, as well as other long term debt and capital lease payments of $222, partially offset by the $1,400 borrowed from Regions Bank in a new loan agreement described more fully below.

Capital Resources

We amended our revolving credit facility in October 2007, reducing our line of credit to $5,000 from $6,000 as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use. We also have mortgage notes payable to another bank aggregating approximately $9,500. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of these credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. We also had an outstanding letter of credit securing our lease on our Baltimore facility for $1,000, which expired in January 2008. The letter of credit served to reduce our amount available under our revolving credit facility.  Further details of each debt issue are discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $12 plus interest. The loan is secured by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds an additional $8,000 of debt of the Company secured by mortgages on these facilities. A portion of the proceeds of the $1,400 loan were used to repay our subordinated debt of approximately $4,500 during the first quarter while existing cash on hand made up the balance of the payment.

The covenants in our revolving credit facility require the maintenance of certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  Both contain cross-default provisions.  We were in compliance with our loan covenants at December 31, 2007.

Based on our current business activities and cash on hand after the debt paydown of $4,500 in the first quarter of the current fiscal year, we expect to borrow on our revolving credit facility to finance working capital and capital expenditure requirements. At December 31, 2007, there was approximately $3,419 available under our revolving credit facility and $641 of cash on hand.

The following table summarizes the cash payments under our contractual term debt and lease obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods. The table does not include our revolving line of credit, which had a zero balance at the end of the quarter.

	2008	2009	2010	2011	2012	After 2012	Total

Mortgage notes payable	$339	$479	$513	$1,521	$458	$6,213	$9,523
Capital lease obligations	432	620	529	216	94	17	1,908
Operating leases	1,269	1,698	1,597	1,608	1,628	2,812	10,612
	$2,040	$2,797	2,639	3,345	$2,180	$9,042	$22,043

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Borrowings under our revolving credit facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. Historically, we have  not used derivative financial instruments to manage exposure to interest rate changes. We have fixed interest rates on our mortgage debt. Hypothetically, we believe that a 10% adverse change in interest rates would not materially affect our consolidated operating results.

We operate internationally and are, therefore, subject to potentially adverse movements in foreign currency exchange rates. The effect of movements in the exchange rates was not material to our consolidated operating results in fiscal years 2007 and 2006. We estimate that a hypothetical 10% adverse change in foreign currency exchange rates would not materially affect our consolidated operating results.

ITEM 4 - CONTROLS AND PROCEDURES

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of December 31, 2007 to ensure that information required to be disclosed in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of December 31, 2007.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2007, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as amended, and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 – EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2007).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

10.1
Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.2	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.3	Second Amendment to Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc. and National City Bank executed October 24, 2007 (filed herewith).

	10.4	Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2007).

10.5
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2007).

	10.6	Nonqualified option letter agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 13, 2007).

	10.7	Employment Agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 13, 2007).

10.8
Employee Incentive Stock Option Agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 13, 2007).

	10.9	Nonqualified option letter agreement between Edward M. Chait and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.6 to Form 8-K filed November 13, 2007).

	10.10	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (filed herewith).

(31)	31.1	Certification of Richard M. Shepperd (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32.2	Certification of Executive Vice President, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 13, 2008	By: /s/ Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

Date: February 13, 2008	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer