Form 10-Q
period 2008-03-31
BIOANALYTICAL SYSTEMS INC
filed 2008-05-15
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of April 30, 2008, 4,914,259 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2008 and 2007	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2008 and 2007	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4T	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	17
Item 6	Exhibits	18
	Signatures	19

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2008	September 30, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$465	$2,837
Accounts receivable
Trade	6,020	6,674
Unbilled revenues and other	3,377	2,565
Inventories	2,130	1,977
Deferred income taxes	897	897
Refundable income taxes	243	774
Prepaid expenses	1,058	776
Total current assets	14,190	16,500

Property and equipment, net	23,636	22,927
Goodwill	1,855	1,855
Intangible assets, net	224	304
Debt issue costs	200	211
Other assets	242	240
Total assets	$40,347	$42,037

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,875	$1,589
Accrued expenses	1,743	3,056
Customer advances	4,199	4,115
Income tax accruals	240	56
Revolving line of credit	1,915	—
Current portion of capital lease obligation	670	510
Current portion of long-term debt	475	4,821
Total current liabilities	11,117	14,147

Capital lease obligation, less current portion	1,516	1,138
Long-term debt, less current portion	8,964	7,861
Deferred income taxes	337	337

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,914 at March 31, 2008 and 4,909 at September 30, 2007	1,191	1,189
Additional paid-in capital	12,195	11,957
Retained earnings	5,224	5,560
Accumulated other comprehensive loss	(197)	(152)
Total shareholders’ equity	18,413	18,554
Total liabilities and shareholders’ equity	$40,347	$42,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Service revenue	$9,280	$8,726	$18,202	$17,334
Product revenue	1,751	2,585	4,281	4,861
Total revenue	11,031	11,311	22,483	22,195

Cost of service revenue	6,931	6,968	13,844	13,585
Cost of product revenue	680	1,163	1,714	2,040
Total cost of revenue	7,611	8,131	15,558	15,625

Gross profit	3,420	3,180	6,925	6,570

Operating expenses:
Selling	874	673	1,666	1,352
Research and development	183	101	371	456
General and administrative	2,250	1,858	4,502	3,497
(Gain) loss on sale of property and equipment	2	95	(11)	83
Total operating expenses	3,309	2,727	6,528	5,388

Operating income	111	453	397	1,182

Interest income	2	12	29	24
Interest expense	(203)	(230)	(451)	(471)
Other income	1	—	4	3

Income (loss) before income taxes	(89)	235	(21)	738

Income taxes	47	111	131	58
Net income (loss)	$(136)	$124	$(152)	$680

Net income (loss) per share:
Basic	$(0.03)	$0.03	$(0.03)	$0.14
Diluted	$(0.03)	$0.03	$(0.03)	$0.14

Weighted common and common equivalent shares outstanding:
Basic	4,912	4,909	4,914	4,907
Diluted	4,912	4,940	4,914	4,924

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007

Operating activities:
Net income (loss)	$(152)	$680
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,503	1,767
Employee stock compensation expense	226	93
Bad debt expense	20	—
(Gain) loss on sale of property and equipment	(11)	83
Deferred income taxes	—	(120)
Changes in operating assets and liabilities:
Accounts receivable	(178)	(433)
Inventories	(153)	(86)
Refundable income taxes	531	(51)
Assets held for resale	—	(653)
Prepaid expenses and other assets	(262)	(98)
Accounts payable	286	(73)
Accrued expenses	(1,313)	(442)
Customer advances	84	(310)

Net cash provided by operating activities	581	357

Investing activities:
Capital expenditures, net of disposals	(1,323)	290
Proceeds from sale of property and equipment	2	—

Net cash (used) provided by investing activities	(1,321)	290

Financing activities:
Payments of long-term debt	(4,642)	(539)
Borrowings on long-term debt	1,400	—
Payments on revolving line of credit	(3,669)	—
Borrowings on revolving line of credit	5,584	—
Payments on capital lease obligations	(289)	(231)
Net proceeds from the exercise of stock options	13	79

Net cash used by financing activities	(1,603)	(691)

Effect of exchange rate changes	(29)	(188)

Net decrease in cash and cash equivalents	(2,372)	(232)

Cash and cash equivalents at beginning of year	2,837	1,647

Cash and cash equivalents at end of quarter	$465	$1,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise listed)
(Unaudited)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2007. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2008 and 2007 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2008. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on net income for the period previously reported. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results for the year ending September 30, 2008.

2. STOCK-BASED COMPENSATION

At March 31, 2008, we had a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2007. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised). Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The assumptions used are detailed in Note 2 to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. Stock based compensation expense for the three and six months ended March 31, 2008 was $155 and $303 with tax benefits of $38 and $77, respectively. For the three and six months ended March 31, 2007, compensation expense was $50 and $93, respectively, with no related tax benefits recorded.

3. INCOME (LOSS) PER SHARE

We compute basic income/(loss) per share using the weighted average number of common shares outstanding. We compute diluted income/(loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon exercise of options were excluded from the computation of loss per share for the three and six months ended March 31, 2008 as they are anti-dilutive.

The following table reconciles our computation of basic income/(loss) per share to diluted income/(loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Basic net income/(loss) per share:
Net income/(loss) applicable to common shareholders	$(136)	$124	$(152)	$680
Weighted average common shares outstanding	4,912	4,909	4,914	4,907
Basic net income/(loss) per share	$(0.03)	$0.03	$(0.03)	$0.14

Diluted net income/(loss) per share:
Diluted net income/(loss) applicable to common shareholders	$(136)	$124	$(152)	$680

Weighted average common shares outstanding	4,912	4,909	4,914	4,907
Dilutive stock options/shares	—	31	—	17
Dilutive weighted average common shares outstanding	4,912	4,940	4,914	4,924

Diluted net income/(loss) per share	$(0.03)	$0.03	$(0.03)	$0.14

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2008	September 30, 2007

Raw materials	$1,568	$1,480
Work in progress	272	273
Finished goods	290	224
	$2,130	$1,977

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

The following table presents operating results by segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue:
Service	$9,280	$8,726	$18,202	$17,334
Product	1,751	2,585	4,281	4,861
	$11,031	$11,311	$22,483	$22,195

Operating Income (Loss):
Service	$8	$278	$(47)	$736
Product	103	175	444	446
	$111	$453	$397	$1,182

Total Assets:
Service	$24,870	$24,676	$24,870	$24,676
Product	9,432	9,373	9,432	9,373
Corporate	6,045	7,530	6,045	7,530
	$40,347	$41,579	$40,347	$41,579

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

On October 1, 2007, we recorded a $183 liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. During the three and six months ended March 31, 2008, we recorded tax expense of $70 and $108 for additional exposure on these uncertain tax positions, thus increasing our reserve at March 31, 2008 to $291. This reserve is classified as a current liability in the condensed consolidated balance sheet based on the timing of when we expect each of the items to be settled.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, which relate to certain state income tax issues, will be resolved upon the conclusion of state tax audits. If such resolutions are favorable, we would reduce the carrying value of our reserve.  The following tax years remain open to regulatory examination as of March 31, 2008 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2003-2007
United Kingdom	2001-2007

7. DEBT

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and requires monthly payments of approximately $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds an additional $8,000 of our mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with another commercial bank, which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement. The Agreement contains cross-default provisions with our mortgages or other borrowings.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of March 31, 2008, we had a balance on the line of credit of $1,915. Borrowings bear interest at a variable rate based on either (a) the London Interbank Offer Rate (LIBOR) or (b) a base rate determined by the bank’s prime rate, in either case, plus an applicable margin, as defined in the Agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly. Under the borrowing base computation, we had $3,942 of available borrowing capacity at March 31, 2008.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additional, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The Agreement and the Regions loans both contain cross-default provisions. We were in compliance with our loan covenants at March 31, 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2007. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. (Amounts in thousands unless otherwise indicated.)

General

The Company provides contract research services and sells research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable cost alternative to our clients' internal product development programs. For our clients, the outsourcing of development research to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house research development. Both our research services and research products are focused on determining drug safety and efficacy. Since our formation in 1974, we have been involved in research to help our clients understand the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases.

We support preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients whose scientists are engaged in analytical chemistry, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discusses the unaudited condensed consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

Income Taxes

As described in Note 6, we use the asset and liability method of accounting for income taxes.

Additionally, in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”), which we adopted effective October 1, 2007, when warranted, we maintain a reserve for uncertain tax positions. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.

During the three and six months ended March 31, 2008, we recorded tax expense of $70 and $108 in our income tax provision for additional exposure on uncertain tax positions, thus increasing our reserve for uncertain income tax positions at March 31, 2008 to $291. This reserve is classified as a current liability in the condensed consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, which relate to certain state income tax issues, will be resolved upon the conclusion of state tax audits. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.

Revenue Recognition

The majority of our research service contracts involves the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each assay method developed or sample processed. Revenue is, therefore, recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Other research service contracts generally consist of preclinical and clinical trial studies, and revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on both types of contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract period. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

Product revenue from sales of equipment not requiring installation, testing or training is recognized upon shipment to customers. One product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from these sales is recognized upon completion of the installation, testing and training when the services are bundled with the equipment sale.

Impairment of Long-Lived Assets, Including Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's indefinite lived assets over the implied fair value of those indefinite lived assets. The implied fair value of the indefinite lived assets is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit's indefinite lived assets. At March 31, 2008, recorded goodwill was $1,855, and the net balance of intangible assets was $224.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards made to our employees and directors based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to employee stock options of $155 and $50 with tax benefits of $38 and $0 during the three months ended March 31, 2008 and 2007, respectively.

We use the binomial option valuation model to determine the grant date fair value. The binomial option valuation model requires us to make certain assumptions about the future. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility of our common shares to compute our expected volatility.

•
Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. We assumed that we will pay no dividends.

Employee stock-based compensation expense recognized in the three and six months of fiscal 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2008 and future periods.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service revenue	84.1%	77.1%	81.0%	78.1%
Product revenue	15.9	22.9	19.0	21.9
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	74.7	79.8	76.1	78.4
Cost of product revenue (a)	38.8	45.0	40.0	42.0
Total cost of revenue	69.0	71.9	69.2	70.4

Gross profit	31.0	28.1	30.8	29.6

Total operating expenses	30.0	24.1	29.0	24.3

Operating income	1.0	4.0	1.8	5.3

Other expense	1.8	1.9	1.9	2.0

Income before income taxes	(0.8)	2.1	(0.1)	3.3

Income tax provision	0.4	1.0	0.6	0.2
Net income (loss)	(1.2)	1.1	(0.7)	3.1

(a) Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2008 decreased 2.5% to $11,031 compared to $11,311 for the same period last year.

Our Service segment revenue increased by 6.3% from $8,726 to $9,280 compared to the same period last year primarily as a result of strong increases in toxicology and bioanalytical analysis revenues plus an increase in pharmaceutical analysis revenues. Our toxicology revenues increased $665 (a 29.9% increase), reflecting the continued strength of our toxicology operations in line with industry trends. Revenues for pharmaceutical analysis grew 29.6% to $538 from $415. Further, our bioanlaytical analysis revenues experienced increases in each location (Oregon, West Lafayette and the UK), totaling a 28.9% increase, from $3,667 to $4,728. The increases in the UK facility are mainly due to the management and personnel changes made in the current fiscal year, which increased efficiencies and output volume when compared to the same quarter of prior year. The Oregon and West Lafayette facilities experienced increased revenues because of a larger amount of samples available to assay, some delayed from the first quarter, as well as an increase in immunochemistry revenues of nearly $500 over prior year. Offsetting our revenue increases, our clinical operations revenue declined by 61.9% to $730 from $1,914 in the comparable period of the prior year.

Sales in our Products segment decreased 32.3% from $2,585 in our second fiscal quarter last year to $1,751 in the current quarter. Sales of our Culex automated in vivo sampling systems decreased 54.4% to $668 from $1,465 in the same period last year mainly due to client order delays as well as timing of shipments and equipment installations. We also experienced a decline in our Vetronics business of $89 from last year primarily because a contract with a long-time client was not renewed. The decrease in sales above was partially offset by an increase of $43, or 5.2%, in our more mature, analytical products.

Cost of Revenues

Cost of revenues for the current quarter was $7,611 or 69.0% of revenue compared to $8,131, or 71.9% of revenue for the prior year period.

Cost of Service revenue as a percentage of revenue decreased to 74.7% in the current quarter from 79.8% in the comparable period last year. This decrease occurred because a significant portion of our costs of productive capacity in the Service segment are fixed. Thus, revenue increases generate efficiencies and lower costs per incremental revenue dollar.

Costs of Products revenue as a percentage of revenue decreased to 38.8% from 45.0%. This decrease is due in part to decreased sales and higher absorption of manufacturing costs that are included in the cost of products during the current quarter as compared to the same period in the prior year.

Operating Expenses

Selling expenses for the three months ended March 31, 2008 increased 29.8% to $874 from $673 for the comparable period last year. This increase is primarily driven by expanded sales efforts and new hires in both our West Lafayette and UK sites along with increased marketing and advertising efforts. Research and development expenses for the second quarter of fiscal 2008 increased to $183 from $101 mainly as a result of higher usage of operating supplies and outside services in conjunction with the performance of services for an NIH grant.

General and administrative expenses for the current quarter increased 21.1% to $2,250 from $1,858 for the prior year period. The increase is mainly due to the following: 1) expenses for attracting and hiring new management personnel in our Baltimore and UK facilities; and 2) an increase in stock compensation expense with new option grants to executive officers in the first quarter of fiscal 2008.

Other Income (Expense)

Other expense for the current quarter decreased to $200 from $218 mainly due to lower interest expense as we repaid our subordinated debt in the first quarter of the current fiscal year.

Income Taxes

Our effective tax rate for the quarter ended March 31, 2008 was 52.8% compared to 47.2% used for the prior year period. The main differences stem from state income taxes in states where we had operating profits, even though we had a consolidated loss.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Service and Product Revenues

Revenues for the six months ended March 31, 2008 increased 1.3% to $22,483 compared to $22,195 for the same period last year.

Our Service revenue increased by 5.0% from $17,334 to $18,202 compared to the same period last year primarily as a result of strong increases in toxicology and pharmaceutical analysis revenues, plus an increase in bioanalytical analysis revenues. Our toxicology revenues increased $961 (a 20.1% increase over fiscal 2007), reflecting the continued strength of our toxicology operations in line with industry trends. Revenues for pharmaceutical analysis grew 30.6% to $1,050 from $804. Our bioanalytical analysis revenues increased from the prior year period nearly 11% to $8,942 from $8,066. Offsetting our strong revenue increases, our clinical operations revenue declined by 44.6% to $1,617 from $2,918 in the comparable period of the prior year.

Our Products revenue decreased 11.9% from $4,861 in the first six months of prior year to $4,281. Sales of our Culex automated in vivo sampling systems declined 15.8% to $2,395 from $2,846, during the same period last year, mainly due to timing of shipments and equipment installations. We also experienced a decline in our Vetronics business of $197 from last year primarily because a contract with a long-time client was not renewed.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2008 was $15,558 or 69.2% of revenue compared to $15,625, or 70.4% of revenue for the prior year period.

Cost of Service revenue as a percentage of revenue decreased to 76.1% in the first six months from 78.4% in the comparable period last year. This decrease occurred because a significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenue generate efficiencies and lower costs per incremental revenue dollar.

Costs of Product revenue as a percentage of revenue decreased from 42.0% to 40.0%. This decrease is due mainly to the higher absorption of manufacturing costs during the current fiscal year compared to fiscal 2007.

Operating Expenses

Selling expenses for the six months ended March 31, 2008 increased 23.2% to $1,666 from $1,352 for the comparable period last year. This increase is driven by expanded sales efforts and new hires in both our West Lafayette and UK sites and by an increase in trade shows and exhibits expenses. Research and development expenses for the first half of fiscal 2008 decreased 18.6% to $371 from $456 mainly as a result of costs related to the commercialization of our pharmacokinetics and pharmacodynamics services being considered as cost of services; whereas in the first quarter of the prior fiscal year, they were considered research and development expenses.

General and administrative expenses for the six months ended March 31, 2008 increased 28.7% to $4,502 from $3,497 for the prior year period. The increase is mainly due to the following: 1) expenses for attracting and hiring new management personnel in our Baltimore and UK facilities; 2) an increase in stock compensation expense with the new option grants to executive officers in the first quarter of fiscal 2008; 3) higher legal and other professional consulting costs; and 4) increased spending for computer infrastructure and supplies.

Income Taxes

Our effective tax rate for the six months ended March 31, 2008 was 623.8% compared to 7.9% used for the prior year period. The main differences are the result of having taxable income for state taxes in some states, even though experiencing a consolidated loss in the first half of fiscal 2008 versus a tax benefit in the same period of fiscal 2007 due to domestic losses and the use of tax loss carryforwards to offset foreign earnings.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2008 we had cash and cash equivalents of $465, compared to cash and cash equivalents of $2,837 at September 30, 2007.

Net cash provided by operating activities was $581 for the six months ended March 31, 2008 compared to $357 for the six months ended March 31, 2007. This increase was partially due to non-cash charges for employee stock compensation expense. Refundable income taxes also added to the change with a $531 decrease, mainly due to the receipt of federal tax refunds during the current fiscal year. Further, the operating cash flow for the six months ended March 31, 2007 was impacted negatively by $653 for assets reclassified as held for sale. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $1,321 in the first half of fiscal 2008 mainly due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in our West Lafayette, Oregon and UK facilities, new building improvements in the UK as we prepare to relocate to new space, a building conversion in our Evansville facility to increase the available space for toxicology analysis and general building and computer infrastructure expenditures at all sites.

Financing activities used $1,603 as compared to $691 used for the first half of fiscal 2008 and 2007, respectively. The main use of cash in fiscal 2008 was to repay the balance of our subordinated debt, approximately $4,500, as well as other long term debt and capital lease payments of $431, partially offset by $1,400 borrowed from Regions Bank in a new loan agreement described more fully below and $1,915 net borrowed from our line of credit.

Capital Resources

We amended our revolving credit facility in October 2007, reducing our line of credit to $5,000 from $6,000 as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use. We also have mortgage notes payable to another bank aggregating approximately $9,400. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of these credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Further details of each debt issue are discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds an additional $8,000 of mortgages on these facilities. A portion of the $1,400 loan was used to repay our subordinated debt of approximately $4,500 during the first quarter of the current fiscal year while existing cash on hand made up the balance of the payment.

The covenants in our revolving credit facility require the maintenance of certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. Both contain cross-default provisions. We were in compliance with our loan covenants at March 31, 2008.

Based on our current business activities and cash on hand after the debt paydown of $4,500 in the first quarter of the current fiscal year, we expect to continue to borrow on our revolving credit facility to finance working capital and capital expenditure requirements. At March 31, 2008, we had a balance on our line of credit of $1,915 with approximately $3,942 available to borrow and $465 of cash on hand.

ITEM 4T - CONTROLS AND PROCEDURES

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of March 31, 2008 to ensure that information required to be disclosed in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, which was completed as of March 31, 2008.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 20, 2008, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The Shareholders voted on the following five proposals:

	Votes For	Votes Against	Votes Abstaining
1) Proposal for Re-election of all five directors of BASi to serve for a one-year term:
William E. Baitinger	3,011,432	1,730,605	172,222

Larry S. Boulet	4,512,216	229,821	172,222

David W. Crabb	2,951,424	1,790,613	172,222

Leslie B. Daniels	3,038,239	1,703,798	172,222

Richard M. Shepperd	3,725,030	1,017,007	172,222

2) Proposal for the grant of non-qualified stock options to Richard M. Shepperd	3,072,664	429,941	22,396

3) Proposal for the grant of non-qualified stock options to Michael R. Cox	1,264,245	2,238,182	22,574

4) Proposal for the grant of non-qualified stock options to Edward M. Chait	1,248,754	2,254,350	21,897

5) Proposal for the adoption of the 2008 Stock Option Plan	1,817,588	1,686,311	21,102

Based on the Shareholders’ votes, proposals No. 1, 2 and 5 were approved.

ITEM 6 – EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2007).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1
Option Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2007).

	10.2
Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC. (Registrant)

Date: May 15, 2008	By: /s/ Richard M. Shepperd
Richard M. Shepperd President and Chief Executive Officer

Date: May 15, 2008	By: /s/ Michael R. Cox
Michael R. Cox Vice President, Finance and Administration, Chief Financial Officer and Treasurer