Form 10-Q
period 2008-06-30
BIOANALYTICAL SYSTEMS INC
filed 2008-08-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2008, 4,914,259 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4T	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 6	Exhibits	19

	Signatures	20

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2008	September 30, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,045	$2,837
Accounts receivable
Trade	4,883	6,674
Unbilled revenues and other	3,552	2,565
Inventories	2,174	1,977
Deferred income taxes	897	897
Refundable income taxes	967	774
Prepaid expenses	623	776
Current assets of discontinued operations	815	—
Total current assets	14,956	16,500

Property and equipment, net	23,419	22,927
Goodwill	1,855	1,855
Intangible assets, net	152	304
Debt issue costs	188	211
Other assets	239	240

Total assets	$40,809	$42,037

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,085	$1,589
Accrued expenses	1,899	3,056
Customer advances	3,568	4,115
Income tax accruals	240	56
Revolving line of credit	1,244	—
Current portion of capital lease obligation	703	510
Current portion of long-term debt	483	4,821
Current liabilities of discontinued operations	815	—
Total current liabilities	11,037	14,147

Capital lease obligation, less current portion	1,628	1,138
Long-term debt, less current portion	8,840	7,861
Deferred income taxes	1,110	337

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,914 at June 30, 2008 and 4,909 at September 30, 2007 December, 2007	1,191	1,189
Additional paid-in capital	12,304	11,957
Retained earnings	4,838	5,560
Accumulated other comprehensive loss	(139)	(152)

Total shareholders’ equity	18,194	18,554

Total liabilities and shareholders’ equity	$40,809	$42,037

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service revenue	$9,068	$8,937	$25,653	$23,353
Product revenue	2,379	1,928	6,660	6,789
Total revenue	11,447	10,865	32,313	30,142

Cost of service revenue	6,240	5,930	17,348	16,637
Cost of product revenue	891	852	2,604	2,892
Total cost of revenue	7,131	6,782	19,952	19,529

Gross profit	4,316	4,083	12,361	10,613
Operating expenses:
Selling	975	687	2,641	2,037
Research and development	212	212	583	668
General and administrative	1,953	1,781	5,624	5,060
(Gain) loss on sale of property and equipment	(1)	134	7	134
Total operating expenses	3,139	2,814	8,855	7,899

Operating income	1,177	1,269	3,506	2,714

Interest income	—	28	29	52
Interest expense	(251)	(245)	(702)	(717)
Other income	1	—	5	4
Income from continuing operations before income taxes	927	1,052	2,838	2,053

Income taxes	520	485	1,412	689
Net income from continuing operations	$407	$567	$1,426	$1,364

Discontinued Operations (Note 5)
Loss from discontinued operations before income taxes	$(829)	$(144)	$(2,760)	$(406)
Loss on disposal	(431)	—	(431)	—
Tax benefit	599	26	1,359	171
Net loss from discontinued operations after income taxes	$(661)	$(118)	$(1,832)	$(235)

Net income (loss)	$(254)	$449	$(406)	$1,129

Basic net income (loss) per share:
Net income per share from continuing operations	$0.08	$0.12	$0.29	$0.28
Net loss per share from discontinued operations	(0.13)	(0.03)	(0.37)	(0.05)
Basic net income (loss) per share	$(0.05)	$0.09	$(0.08)	$0.23
Diluted net income (loss) per share:
Net income per share from continuing operations	$0.08	$0.11	$0.29	$0.28
Net loss per share from discontinued operations	(0.13)	(0.02)	(0.37)	(0.05)
Diluted net income (loss) per share	$(0.05)	$0.09	$(0.08)	$0.23

Weighted common shares outstanding:
Basic	4,914	4,909	4,913	4,908
Diluted	4,939	4,976	4,979	4,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(406)	$1,129
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Net loss from discontinued operations, including loss on disposal	1,832	235
Depreciation and amortization	2,150	2,536
Employee stock compensation expense	336	164
Bad debt expense	122	48
Loss on sale of property and equipment	7	134
Deferred income taxes	773	(101)
Changes in operating assets and liabilities:
Accounts receivable	(652)	686
Inventories	(197)	81
Refundable income taxes	(193)	171
Prepaid expenses and other assets	158	20
Accounts payable	845	(318)
Accrued expenses	(291)	(230)
Customer advances	(402	(1,144)
Net cash provided by continuing operating activities	4,082	3,411

Investing activities:
Capital expenditures	(1,283)	(597)
Proceeds from sale of property and equipment	2	617
Net cash (used) provided by continuing investing activities	(1,281)	20

Financing activities:
Payments of long-term debt	(4,760)	(621)
Borrowings on long-term debt	1,400	—
Payments on revolving line of credit	(10,068)	—
Borrowings on revolving line of credit	11,312	—
Payments on capital lease obligations	(462)	(351)
Net proceeds from the exercise of stock options	13	80
Net cash used by continuing financing activities	(2,565	(892)

Cash Flow of Discontinued Operations:
Cash used by operating activities	(2,709)	(836)
Net cash provided (used) by investing activities	668	(63)
Net cash used by discontinued operations	(2,041)	(899)

Effect of exchange rate changes	13	(268)

Net (decrease) increase in cash and cash equivalents	(1,792)	1,372
Cash and cash equivalents at beginning of period	2,837	1,647
Cash and cash equivalents at end of period	$1,045	$3,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise indicated)
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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2007. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2008 and 2007 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2008. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2008 presentation. These reclassifications had no impact on net income for the period previously reported. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results for the year ending September 30, 2008.

2. STOCK-BASED COMPENSATION

At June 30, 2008, we had a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2007. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised). Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The assumptions used are detailed in Note 2 to our financial statements in our Annual Report on Form 10-K for the year ended September 30, 2007. Stock based compensation expense for the three and nine months ended June 30, 2008 was $148 and $451 with tax benefits of $38 and $115, respectively. For the three and nine months ended June 30, 2007, compensation expense was $71 and $164, respectively, with $19 related tax benefits recorded for the three months.

3. INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.

The following table reconciles our computation of basic income per share from continuing operations to diluted income per share from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Basic net income per share from continuing operations:
Net income applicable to common shareholders	$407	$567	$1,426	$1,364
Weighted average common shares outstanding	4,914	4,909	4,913	4,908
Basic net income per share from continuing operations	$0.08	$0.12	$0.29	$0.28

Diluted net income per share from continuing operations:
Diluted net income applicable to common shareholders	$407	$567	$1,426	$1,364
Weighted average common shares outstanding	4,914	4,909	4,913	4,908
Dilutive stock options/shares	25	67	66	44
Diluted weighted average common shares outstanding	4,939	4,976	4,979	4,952

Diluted net income per share from continuing operations	$0.08	$0.11	$0.29	$0.28

4. INVENTORIES

Inventories consisted of the following:

	June 30, 2008	September 30, 2007

Raw materials	$1,682	$1,480
Work in progress	227	273
Finished goods	265	224
	$2,174	$1,977

5. DISCONTINUED OPERATIONS

On June 30, 2008, we completed a transaction with Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") whereby we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”). In exchange, we received cash of $850 and the assumption of certain liabilities related to the CPRU, including our obligations under the lease for the facility in which the CPRU operated. As a result of this sale, we have exited the Phase I first-in-human clinical study market. We remain contingently liable for $800 annually through 2015 for future financial obligations under the lease should AP USA and Algorithme fail to meet their lease commitment.

Accordingly, in the accompanying condensed consolidated statements of operations and cash flows we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal periods. The loss from discontinued operations reflects the operating loss of the CPRU through the sale date. The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid within the current fiscal year. These expenditures relate mostly to normal operating expenses. The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials. The CPRU was previously included in our Services segment.

Condensed Statement of Operations from Discontinued Operations

(in thousands)	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net Sales	$570	$1,750	$2,187	$4,668
Loss before income taxes and disposal	(829)	(144)	(2,760)	(406)
Loss on disposal	(431)	--	(431)	--
Loss from operations before tax benefit	(1,260)	(144)	(3,191)	(406)
Income tax benefit	599	26	1,359	171
Net loss	$(661)	$(118)	$(1,832)	$(235)

Summary Balance Sheet of Discontinued Operations

(in thousands)	June 30, 2008

Receivables, net of allowance for doubtful accounts	$473
Other current assets	342
Total assets	$815
Accounts payable, accrued liabilities and other liabilities	815
Total liabilities	$815

6. SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2007. As a result of the sale of our CPRU described in Note 5, the segment information reflects the operating results by segment for only continuing operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Service	$9,068	$8,937	$25,653	$23,353
Product	2,379	1,928	6,660	6,789
	$11,447	$10,865	$32,313	$30,142

Operating income (loss) from continuing operations:
Service	$846	$1,421	$2,725	$2,428
Product	331	(152)	781	286
	$1,177	$1,269	$3,506	$2,714

7. INCOME TAXES

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

When warranted, we maintain a liability for uncertain tax positions. Effective October 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”).  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.

On October 1, 2007, we recorded a $183 liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. During the three and nine months ended June 30, 2008, we recorded tax expense of $71 and $179 for additional exposure on these uncertain tax positions, thus increasing our liability at June 30, 2008 to $362. This liability is classified as a current liability in the condensed consolidated balance sheet based on the timing of when we expect each of the items to be settled.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, which relate to certain state income tax issues, will be resolved upon the conclusion of state tax audits. If such resolutions are favorable, we would reduce the carrying value of our reserve.  The following tax years remain open to regulatory examination as of June 30, 2008 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2004-2007
United Kingdom	2001-2007

8. DEBT

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and requires monthly payments of approximately $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds an additional $8,000 of our mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first fiscal quarter.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with another commercial bank, which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loan, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement. The Agreement contains cross-default provisions with our mortgages or other borrowings.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of June 30, 2008, we had a balance on the line of credit of $1,244. Borrowings bear interest at a variable rate based on either (a) the London Interbank Offer Rate (LIBOR) or (b) a base rate determined by the bank’s prime rate, in either case, plus an applicable margin, as defined in the Agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly. Under the borrowing base computation, we had $3,418 of available borrowing capacity at June 30, 2008.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additionally, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The Agreement and the Regions loans both contain cross-default provisions. We were in compliance with our loan covenants at June 30, 2008.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2007. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. Due to the sale of our clinical research unit in June 2008, the following analysis will focus on only continuing operations. (Amounts are in thousands, unless otherwise indicated.)

General

The Company provides contract research services and sells research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable cost alternative to our clients' internal product development programs. For our clients, the outsourcing of development research to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house research and development. Both our research services and research products are focused on determining drug safety and efficacy. Since our formation in 1974, we have been involved in research to help our clients in the approval process for drugs used to treat central nervous system disorders, diabetes, osteoporosis and other diseases.

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

Revenue Recognition

The majority of our research service contracts involves the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each assay method developed or sample processed. Revenue is recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Other research service contracts generally consist of preclinical and clinical trial studies, and revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on both types of contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred until earned, and classified within customer advances. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At June 30, 2008, recorded goodwill was $1,855, and the net balance of other intangible assets was $152.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $148 and $71 with tax benefits of $38 and $19 during the three months ended June 30, 2008 and 2007, respectively.

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

•	Expected dividends. We currently assume that we will pay no dividends.

Employee stock-based compensation expense recognized in the three and nine months of fiscal 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2008 and future periods.

Income Taxes

As described in Note 7, we use the asset and liability method of accounting for income taxes.

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

During the three and nine months ended June 30, 2008, we recorded tax expense of $71 and $179 in our income tax provision for additional exposure on uncertain tax positions, thus increasing our reserve for uncertain income tax positions at June 30, 2008 to $362. This reserve is classified as a current liability in the condensed consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues of continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service revenue	79.2%	82.3%	79.4%	77.5%
Product revenue	20.8	17.7	20.6	22.5
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	68.8	66.4	67.6	71.2
Cost of product revenue (a)	37.5	44.2	39.1	42.6
Total cost of revenue	62.3	62.4	61.7	64.8

Gross profit	37.7	37.6	38.3	35.2

Total operating expenses	27.4	25.9	27.4	26.2

Operating income	10.3	11.7	10.9	9.0

Other expense	2.2	2.0	2.1	2.2

Income from continuing operations before income taxes	8.1	9.7	8.8	6.8

Income taxes	4.5	4.5	4.4	2.3

Net income from continuing operations	3.6%	5.2%	4.4%	4.5%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2008 increased 5.4% to $11,447 compared to $10,865 for the same period last year.

Our Service segment revenue increased by 1.5% from $8,937 to $9,068 as compared to the same period last year primarily as a result of strong increases in bioanalytical analysis revenues. Our bioanalytical analysis revenues experienced increases in West Lafayette and the UK with a slight decline in Oregon, totaling a 26.4% increase, from $4,253 to $5,377. Our West Lafayette facility’s revenues increased because of a larger amount of sample volume, and higher immunochemistry revenues of nearly $200 over the prior year. The increases in the UK are also due to increased volume over the same quarter of prior year. Our increased bioanalytical analysis revenues were offset by a decline in our toxicology revenue of 22.5% to $2,993 from $3,864 in the comparable period of the prior year due to study delays.

Sales in our Products segment increased 23.4% from $1,928 to $2,379 when compared to the same period in the prior year. The majority of that increase stems from sales of our Culex automated in vivo sampling systems, which improved 64.5% to $1,265 from $769 in the same period last year. The increase was mainly due to the completion of previously delayed equipment installations. Sales of our more mature analytical products also improved to $939, an increase of 5.8% over the same period last year. Slightly offsetting these gains was a decline in our Vetronics business of $96 primarily because a contract with a long-time client was not renewed.

Cost of Revenues

Cost of revenues for the current quarter was $7,131 or 62.3% of revenue, compared to $6,782, or 62.4% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 68.8% in the current quarter from 66.4% in the comparable period last year. The principal cause of this increase was an accrual of $160 to cover the net costs of performing a study for a client to recreate data that was not properly archived.

Costs of Products revenue as a percentage of Product revenue decreased to 37.5% from 44.2% in the prior year quarter. This decrease is due to decreased sales and higher absorption of manufacturing costs that are included in the cost of products.

Operating Expenses

Selling expenses for the three months ended June 30, 2008 increased 41.9% to $975 from $687 for the comparable period last year. This increase was primarily driven by expanded sales efforts and new hires in both our West Lafayette and UK facilities along with increased marketing and advertising efforts. Research and development expenses for the third quarter of fiscal 2008 of $212 were equal to last year’s for the third quarter. Work has continued on the development of a new product funded by an NIH grant.

General and administrative expenses for the current quarter increased 9.7% to $1,953 from $1,781 for the prior year period. The increase is mainly due to the following: 1) expenses for attracting and hiring new management personnel in our UK facility; 2) an increase in building rent expense from the newly constructed facility in the UK; and 3) an increase in stock compensation expense for options awarded to executive officers in the first quarter of fiscal 2008.

Other Income (Expense)

Other expense for the current quarter increased to $250 from $217 for the same quarter of the prior year mainly due to interest on higher outstanding loan balances, capital leases and a reduction of interest income.

Income Taxes

Our effective tax rate for the quarter ended June 30, 2008 was 56.1% compared to 46.1% for the prior year period. The principal reason for the increased effective rate was a loss in the current quarter at our UK facility, which can not be used to reduce domestic taxes.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Service and Product Revenues

Revenues for the nine months ended June 30, 2008 increased 7.2% to $32,313 compared to $30,142 for the same period last year.

Our Service revenue increased 9.9% to $25,653 compared to $23,353 for the same period last year primarily as a result of strong increases in bioanalytical and pharmaceutical analysis revenues. Our bioanalytical analysis revenues increased $1,999 (a 16.2% increase over the same period in fiscal 2007), with improvements at the West Lafayette and the UK facilities. The revenue increases in the UK facility are mainly due to increased volume when compared to the same period in the prior year. The West Lafayette facility experienced a higher sample assay volume and an increase in immunochemistry revenues of nearly $600 over the same period in the prior year.

Our Products revenue decreased 1.9% from $6,689 in the first nine months of the prior year to $6,660. The decline mostly stems from a $293 decrease in our Vetronics business because a contract with a long-time client was not renewed.

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2008 was $19,952 or 61.7% of revenue compared to $19,529, or 64.8% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue decreased to 67.6% in the first nine months from 71.2% in the comparable period last year. This decrease occurred because a significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenue do not generate proportionate increases in costs. This decrease occurred even though an additional charge of $160 was incurred in the third quarter of the current fiscal year.

Costs of Product revenue as a percentage of Product revenue in the first nine months decreased from 42.6% to 39.1%, mainly due to the higher absorption of manufacturing costs.

Operating Expenses

Selling expenses for the nine months ended June 30, 2008 increased 29.7% to $2,641 from $2,037 for the comparable period last year. This increase was driven by expanded sales efforts and new hires in both our West Lafayette and UK facilities and an increase in trade shows, exhibits and advertising expenses. Research and development expenses for the first nine months of fiscal 2008 decreased 12.7% to $583 from $668 for the same period in the prior year mainly as a result of costs related to the commercialization of our pharmacokinetics and pharmacodynamics services being considered as cost of services; whereas in the first quarter of the prior fiscal year, they were considered research and development expenses.

General and administrative expenses for the nine months ended June 30, 2008 increased 11.2% to $5,624 from $5,060 for the prior year period. The increase is mainly due to the following: 1) expenses for attracting and hiring new management personnel in our UK facility; 2) an increase in stock compensation expense with the new option grants to executive officers in the first quarter of fiscal 2008; 3) higher legal and other professional consulting costs; 4) an increase in building rent expense for our new UK facility; and 5) increased travel related expenses.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2008 was 49.8% compared to 33.6% for the prior year period. The main difference stems from taxes on domestic income from which we could not deduct the current loss from our UK facility.

Discontinued Operations

On June 30, 2008, we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”) to Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") for a cash payment of $850 and the assumption of certain liabilities related to the CPRU. As a result, we have exited the market for Phase I first-in-human clinical studies. We remain contingently liable for $800 annually through 2015 for future financial obligations under the CPRU facility lease. For further detail, see Note 5 to the condensed consolidated financial statements included in this report and exhibits 2.1 and 10.1 to the current report on Form 8-K filed on July 7, 2008.

Accordingly, in the condensed consolidated statements of operations and cash flows, we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal periods. The loss from discontinued operations reflects the results of operations of the CPRU through the sale date. The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid within the current fiscal year. These expenditures relate mostly to normal operating expenses. The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2008, we had cash and cash equivalents of $1,045, compared to cash and cash equivalents of $2,837 at September 30, 2007.

Net cash provided by continuing operating activities was $4,082 for the nine months ended June 30, 2008 compared to $3,411 for the nine months ended June 30, 2007. In addition to increased earnings from continuing operations, deferred income taxes also added a $773 resulting from the tax provision on our domestic income from continuing operations. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $1,281 in the first nine months of fiscal 2008 mainly due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in our West Lafayette, Oregon and UK facilities, new building improvements in the UK related to relocating to new space, construction costs in our Evansville facility to convert an area for higher revenue studies and general building and information technology infrastructure expenditures at all sites.

Financing activities used $2,565 as compared to $892 used for fiscal 2007. The main use of cash in fiscal 2008 was to repay the balance of our subordinated debt, approximately $4,500, as well as other long term debt and capital lease payments of $744, partially offset by $1,400 of long-term debt and $1,244 net borrowings from our line of credit.

Since the acquisition of the Baltimore clinic in fiscal 2003, we have consistently experienced negative cash flows from that operation. With the sale of that operation on June 30, 2008, we have eliminated a significant drain on operating cash flows, which should result in improved future liquidity. During the nine months ended June 30, 2008, cash used in operating activities for discontinued operations of $2,709 is mainly from the loss on operations and the loss on disposal. The $668 provided by investing activities for discontinued operations during the nine months of fiscal 2008 is mainly due to the $850 of cash proceeds from the disposal slightly offset by capital expenditures.

Capital Resources

We amended our revolving credit facility in October 2007, reducing our line of credit to $5,000 from $6,000 as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use. We also have mortgage notes payable to another bank aggregating approximately $9,400. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Further details of each debt issue are discussed in our Annual Report on Form 10-K for the year ended September 30, 2007.

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

The covenants in our revolving credit facility require the maintenance of certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. Both contain cross-default provisions. We were in compliance with our loan covenants at June 30, 2008.

Based on our current business activities and cash on hand after the subordinated debt paydown of $4,500 in the first quarter of the current fiscal year, we expect to continue to borrow on our revolving credit facility to finance working capital and capital expenditure requirements. At June 30, 2008, we had a balance on our line of credit of $1,244 with approximately $3,400 available to borrow and $1,045 of cash on hand.

ITEM 4T - CONTROLS AND PROCEDURES

Based on their most recent evaluation, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective as of June 30, 2008 to ensure that information required to be disclosed in this Form 10-Q was recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

There was no significant change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect those controls.

PART II

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(2)	2.1
Asset Purchase Agreement, dated June 30, 2008, by and among Bioanalytical Systems, Inc., BASi Maryland, Inc., Algorithme Pharma USA Inc. and Algorithme Pharma Holdings Inc (incorporated by reference to Exhibit 2.1 of Form 8-K filed July 7, 2008).

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
Assignment and Assumption of Office Lease, dated June 30, 2008, between Bioanalytical Systems, Inc. and AP USA Algorithme Pharma USA Inc (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 7, 2008).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer