Form 10-K
period 2008-09-30
BIOANALYTICAL SYSTEMS INC
filed 2009-01-14
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2008.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares

Name of exchange on which registered:  NASDAQ Global Market

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

Based on the closing price on the NASDAQ Global Market on March 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $19,197,000. As of December 31, 2008, 4,915,318 shares of registrant's common shares were outstanding. No shares of registrant's Preferred Stock were outstanding as of December 31, 2008.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

PART I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although Bioanalytical Systems, Inc. (the "Company", “we”) believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 12.  The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. (Dollar amounts in thousands, except per share data, unless noted otherwise.)

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

We support the preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Scientists engaged in analytical chemistry, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are our principal clients.

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

Accelerated Drug Development

Clients continue to demand faster, more efficient, more selective development of a larger pool of drug candidates. Clients also demand fast, high quality service in order to make well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

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

Clients work with our preclinical services group to establish pharmacokinetics, pharmacodynamics and safety testing of the new drug. These safety studies range from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide kinetic, metabolism and dose-ranging data. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of our products are designed for use in preclinical development. The Culex® APS, a robotic automated pharmacology system, enables researchers to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Clients and our bioanalytical services group sometimes use electrochemistry and chromatography products to develop a single, quick, proprietary method to screen drugs in biological samples. Liquid chromatography coupled to mass spectrometry is now a mainstay of our bioanalytical laboratories. We have invested heavily in robotics and mass spectrometry systems over the last ten years.

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

We no longer perform Phase I clinical studies following the sale of the Baltimore Clinical Pharmacology Research Unit.

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

Our services include bioavailability testing to monitor the rate and extent to which a drug becomes available in the blood. Bioavailability can also be used to compare the bioequivalence of similar generic and brand name drugs.

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

Our ability to solve client problems by combining our knowledge base, services and products has been a factor in our selection by major pharmaceutical companies to assist in several preclinical and the post-approval phases.

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

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from continuing operations from the services segment were $32.9 million for fiscal 2008. The following is a description of the services provided by our contract research services segment:

•
Product Characterization, Method Development and Validation: Analytical methods, primarily performed in West Lafayette, Indiana, determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•
Bioanalytical Testing: We analyze specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at our facilities in Indiana, Oregon and the United Kingdom (“UK”).

•
Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana necessary to establish and confirm product purity, potency and shelf life. We  have multiple International Conference on Harmonization validated controlled-climate GMP (Good Manufacturing Practices) systems in place.

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

In June 2008, we sold our Phase I / Bioequivalence business located in Baltimore, Maryland, and exited that area of contract research services.  This was a business we acquired in fiscal 2003 with the objective of broadening our service offerings.  However, we never attained sustained profitability with this business.

Research Products

We focus our products business on expediting preclinical screening of developmental drugs. We compete in very small niches of the multibillion dollar analytical instrument industry. The products business targets, and in some cases dominates, unique niches in life science research. We design, develop, manufacture and market state-of-the-art:

•	Robotic sampling systems and accessories (including disposables, training and systems qualification)

•	In vivo microdialysis collection systems

•	Physiology monitoring tools

•	Liquid chromatography and electrochemistry instruments platforms

Revenues from continuing operations for our products segment were $8.8 million for fiscal 2008.  The following is a description of the products we offer:

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

Clients

Over the past five years, we have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects.  Approximately 14% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies. We believe that smaller companies are more inclined to establish a consistent, long-term, strategic relationship, but realize that they may be poorly funded. We have adapted by increasing our focus on a larger number of specialist service buyers at large and small clients and by engaging in more active and more diversified business development efforts.

Pfizer is our largest client. Pfizer accounted for approximately 7.4% and 5.8% of our total revenues from continuing operations in fiscal 2008 and 2007, respectively. Pfizer accounted for 10.0% and 5.5% of total trade accounts receivable from continuing operations at September 30, 2008 and 2007, respectively.

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

Our products and services are sold directly to the client. We currently have 18 employees on our sales and marketing staff with the goal of increasing that number through fiscal 2009.

Sales, marketing and technical supports are based in the corporate headquarters located in West Lafayette, Indiana. We also maintain offices in Evansville, Indiana; McMinnville, Oregon; and Warwickshire, UK.

We have a network of 14 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana. International growth is planned through stronger local promotion to support our distributor network.

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

Backlog

The contracts pursuant to which we provide our services are terminable upon written notice of 30 days or less.  We maintain projections based on bids and contracts to optimize asset utilization. In the past year, we have increased the use of sales forecasts in manufacturing our products, with the result that we rarely have a significant backlog for Products. For Services, backlog generally includes work to be performed under signed agreements (i.e., contracts and letters of intent). Once work under a signed agreement begins, net revenues are recognized over the life of the project.  Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not been performed.

                We cannot provide any assurance that we will be able to realize all or most of the net revenues included in backlog or estimate the portion expected to be filled in the current year. Although backlog can provide meaningful information to our management with respect to a particular study, we believe that our backlog as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. These reasons include the following: studies vary in duration; the scope of studies may change, which may either increase or decrease their value; and studies may be terminated, or delayed at any time by the client or regulatory authorities.

Competition

Services

We compete with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations ("CROs") that compete in this industry. Several of our competitors have significantly greater financial resources. The largest CRO competitors offering similar research services include:

•	Covance, Inc.;

•	Pharmaceutical Product Development, Inc.;

•	Charles River Laboratories, Inc.;

•	Parexel; and

•	MDS Health Group Ltd.

CROs generally compete on:

•	regulatory compliance record;

•	quality system;

•	previous experience;

•	medical and scientific expertise in specific therapeutic areas;

•	scientist-to-scientist relationships;

•	quality of contract research;

•	financial viability;

•	database management;

•	statistical and regulatory services;

•	ability to recruit investigators;

•	ability to integrate information technology with systems to optimize research efficiency;

•	an international presence with strategically located facilities; and

•	price.

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

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are governed primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations.   Since October 2004, we have been audited, on a routine basis, by the FDA and UK’s MHRA five times: twice in West Lafayette, once each in the UK, Oregon, and Evansville locations. Of the five FDA audits, three were without findings.  The UK facility was found to be compliant with GLP and GCP.  There were no material adverse findings in any of these audits.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our SOPs where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory-generated study data. In fiscal 2004, we purchased similar 21 CFR Part 11 compliant software for our preclinical research group.  At the end of fiscal 2008, our laboratory operations were fully in compliance with 21 CFR Part 11, in our analytical, bioanalytical, toxicology, lab information management, and document management systems. All of these systems were also formally validated and released for use in regulated studies.

Also in fiscal 2004, we initiated an implementation of a new Enterprise Resource Planning ("ERP") system, which was launched at all of our locations in the third quarter of fiscal 2005. The implementation of this system was completed in fiscal 2008. The introduction of this new ERP system is part of our response to the Sarbanes-Oxley Act of 2002 (the "Act"). We determined that it was not practical to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at our various locations. As part of the implementation of the new system, documentation has been and will continue to be developed. Testing procedures were initiated in fiscal 2008 at all locations in preparation of management's assessment and report on internal controls over financial reporting required by the Act. We worked diligently to ensure that the ERP system and related procedures were adequately installed and successfully tested by the end of the current fiscal year, September 30, 2008.  Management’s assessment and report on internal controls over financial reporting is included in Item 8 and 9A.

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

Research and Development

In fiscal 2008 and 2007, we spent $781 and $881, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

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

In fiscal 2008, the intangible assets amortization expense includes an accelerated amount of $143 for the impairment of certain patents, licenses and trademarks.  This impairment reflected a management decision to no longer support these assets as active patents, licenses and trademarks since they have no related revenue-generating products.

Raw Materials

There are no specialized raw materials that are particularly essential to our business.  We have a variety of alternative suppliers for our essential components.

Employees

At September 30, 2008, we had 281 full-time employees and 30 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2008. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Richard M. Shepperd	68	Director, President and Chief Executive Officer
Michael R. Cox	61	Vice President, Finance; Chief Financial and Administrative Officer; Treasurer
Edward M. Chait, Ph.D.	66	Executive Vice President; Chief Business Officer
Jon Brewer	47	Vice President, Sales and Marketing
Craig S. Bruntlett, Ph.D.	59	Senior Vice President, Sales Development
Lina L. Reeves-Kerner	57	Vice President, Human Resources

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, and in May 2007, agreed to extend his term until December 2009.  Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

Michael R. Cox has been Vice President, Finance, Chief Financial Officer and Treasurer since April 2004. In October 2007, he assumed the additional duties of Chief Administrative Officer.  He was Vice President, Finance and CFO of Integrity Pharmaceutical Corporation, a private specialty pharmaceutical company, from October 2003 until its acquisition and merger in March 2004. Prior to that he was Senior Vice President, Finance of Intergen Company, a private biotech manufacturing and research products company, from 1997 until its acquisition in 2001, and continued with the acquirer, Serologicals Corporation, on special projects until joining Integrity. Prior to that, Mr. Cox held various executive positions in two environmental services firms and an investment firm. He was a partner in Touche Ross & Co., where he began his career after obtaining a BS in business administration from the University of North Carolina.

Edward M. Chait, Ph.D. had been Executive Vice President, Chief Scientific Officer since August 2005. In October 2007, he relinquished that position and became Chief Business Officer, responsible for operations across the Company’s products and services.  Prior to joining the Company, from August 2003, Dr. Chait served as the Chief Executive Officer of Spectral Genomics, Inc., a developer of products and services related to molecular genetics and diagnostics enabling the identification of the causal factors of disease at the genetic level. From 2001 to 2003, Dr. Chait served as the Chief Executive Officer of PharmaCore, Inc., a small-molecule drug discovery company providing molecular building blocks, custom organic synthesis and GMP services to biotechnology and pharmaceutical companies. From 1991 to 2001, Dr. Chait was Senior Vice President in charge of Business Development for Intergen Company, a private biotech manufacturing and research products company. Since 2002, Dr. Chait has also served as an advisor to the Purdue Cancer Center, a National Cancer Center designated basic-research cancer center. From 1968 to 1991, Dr. Chait held positions of increasing responsibility in marketing and business development at DuPont in instrument and life science products. Dr. Chait has a Ph.D. in chemistry from Purdue.  As of November 7, 2008, Mr. Chait has resigned his position as Chief Business Officer of the Company.

Jon D. Brewer was hired as the Vice President of Sales and Marketing, effective October 1, 2008.  Mr. Brewer has nearly 25 years of experience as a sales and marketing executive in the pharmaceutical industry. Most recently, from 2006 to 2008, he consulted with companies as an independent consultant to develop and implement new business strategies. Prior to that, from 2000 to 2006, he served as Vice President of Integrity Pharmaceuticals and continued in this role through the merger with Xanodyne, a specialty pharmaceutical company headquartered in Cincinnati, Ohio. He has a strong history of developing and executing product launches and sales strategies resulting in exceptional sales growth.

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

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports.  These reports are available free of charge upon written request or by visiting www.BASInc.com/invest.  Other media inquiries and requests for reports or investor’s kits should be directed to:

Corporate Communications Director, Corporate Center

2701 Kent Avenue, West Lafayette, IN  47906   USA

Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties should be directed to:

BASi Investor Relations, NASDAQ:  BASi

Phone 765-463-4527, Fax 765-497-1102,

basi@BASInc.com, www.BASInc.com

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

We have limited ability to raise additional cash.

Substantially all of assets are encumbered as security for our existing indebtedness.  It could be difficult to raise additional debt without additional collateral for security.  There is also a limited market for our common shares, which could make it difficult to issue additional equity.  It could therefore be difficult to raise additional cash if our revolving line of credit and operations are insufficient to generate sufficient cash.

The Global Credit Crisis and Market Downturn has probably had a negative impact on our ability to obtain additional financing. The inability to obtain additional financing could have a significant adverse effect on our operations.

 The global credit crisis threatens the stability of the global economy and has adversely impacted consumer confidence and spending. We believe this global credit crisis has also had a negative impact on our ability to obtain additional financing. Our inability to obtain additional financing could have a significant adverse effect on our operations.  Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

Although we currently meet the listing requirements for the NASDAQ Global Market, our common stock could be de-listed from the NASDAQ Global Market.

The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on The NASDAQ Global Market.  These standards require, among other things, that a listed issuer have either (i) listed securities with a market value of at least $35 million, (ii) minimum stockholders’ equity of $2.5 million in the most recently completed fiscal year or in two of the three most recently completed fiscal years  or (iii) net income from continuing operations of $500,000 in the most recently competed fiscal year or in two of the three most recently completed fiscal years.

During the current economic slowdown, the NASDAQ has temporarily suspended the stock price/market capitalization de-listing procedures.  These rules will be reinstated on April 20, 2009.  NASDAQ has not indicated any further suspension of those requirements beyond that date.

If we are unsuccessful in maintaining our NASDAQ listing, then we may pursue listing and trading of our common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than NASDAQ. We anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our investors:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could affect our business and the results of our operations. For instance, slower economic activity, inflation, volatility in foreign currency exchange rates, decreased consumer confidence and other factors could increase our business costs, lower our revenues or affect the ability of our customers to purchase and pay for our products and services. Interest rates and the liquidity of the credit markets could also affect the value of our investments.

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

Since the end of the 2008 fiscal year on September 30, 2008, we have seen evidence that suggests that many customers have reduced their research and development budgets.  We believe that this is in connection with the general economic slowdown.  If this condition continues, our business could suffer.

Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.

The biotechnology, pharmaceutical and medical device industries generally, and contract research services more specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

The CRO services industry is highly competitive.

The CRO services industry is highly competitive. We often compete for business not only with other, often larger and better capitalized, CRO companies, but also with internal discovery and development departments within our clients, some of which are large pharmaceutical and biotechnology companies with greater resources than we have. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities much larger than ours. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

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

In particular, since September 30, 2008, we experienced substantial turnover in our marketing and business development teams.  Specifically, our Senior Vice President and Chief Business Officer , our Vice President of Business Development and several of our leading sales team are no longer with the Company.  We are currently rebuilding our sales organization.  There is no assurance that our efforts will be successful.

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

We occasionally review acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities.  We have faced substantial problems integrating acquisitions in the past.  Factors which may affect our ability to grow successfully through acquisitions include:

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

Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, Company-wide efficiency activities intended to increase productivity and reduce costs including personnel reductions, reduction or elimination of non-personnel expenses and realigning and streamlining operations. We cannot assure that our efforts will result in any increased profitability, or if our efforts result in profit, that profits will continue, for any meaningful period of time.

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

Current economic and capital market trends may materially adversely affect our business.

Our revenues depend greatly on the expenditures made by the pharmaceutical and biotechnology industries in research and development.  In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects.  Accordingly, current economic factors and industry trends that affect our clients in these industries also affect our business.  If companies in these industries were to reduce the number of research and development projects they conduct or outsource due to their inability to raise capital because of current economic trends, our business could be materially adversely affected.

Moreover, we may rely on credit facilities to provide working capital to support the operations of business.  We regularly evaluate alternative financing sources; however we have no other agreements or arrangement in place at this time.  Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner.

ITEM 1B- UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

•           Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, and constitute multiple buildings with approximately 117,000 square feet of operations, manufacturing, and administrative space. Both the services segment and the products segment conduct operations at this facility. The buildings have been financed by mortgages.

•           BAS Evansville Inc., is in Evansville, Indiana. We occupy 10 buildings with roughly 92,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. A recent addition was financed by a mortgage.

•           Bioanalytical Systems, Ltd. is in Warwickshire, UK.  This facility contains our contract services and instruments operations for laboratories, sales and technical support services in the U.K.  During fiscal 2008, we moved into a newly constructed laboratory space in the same office park as the previous leased space.  Our new space of approximately 7,000 square feet is specifically designed for laboratory use and will allow us to potentially double capacity over the previous space.

•           BASi Northwest Laboratory is in McMinnville, Oregon, approximately 40 miles from Portland. We lease roughly 8,600 square feet of laboratory and administrative space, principally used for bioanalytical services.

We believe that our facilities are adequate for our operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 6 and 7 to the Notes to Consolidated Financial Statements.

ITEM 3-LEGAL PROCEEDINGS

We currently do not have any pending legal proceedings.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “BASi.”  The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2006 through September 30, 2008.

	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	$5.74	$4.98
Second Quarter	7.36	5.25
Third Quarter	7.80	6.60
Fourth Quarter	7.82	6.54

Fiscal Year Ended September 30, 2008
First Quarter	$9.39	$6.76
Second Quarter	8.85	5.04
Third Quarter	6.00	4.25
Fourth Quarter	5.70	4.35

Holders

There were approximately 2,700 holders of record of our common stock as of December 31, 2008.

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

Equity Compensation Plan Information

We maintain stock option plans that allow for the granting of options to certain key employees and directors. The following table gives information about equity awards under our stock option plans (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	704	$6.13	382
Equity compensation plans not approved by security holders (1)	50	$5.14	—
Total	754	$6.06	382

(1) Includes option to purchase 25 shares at $4.57 granted to Michael R. Cox on April 1, 2004, and 25 shares at $5.69 granted to Edward M. Chait on August 1, 2005. Each of these grants is fully vested and expires after 10 years.

For additional information regarding our stock option plans approved by security holders, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to refinance our debt; (v) our ability to develop new products and services; (vi) our ability to make capital expenditures and finance operations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; and (ix) our ability to integrate a new marketing team. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond the control of the company.

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

Overview

The business of Bioanalytical Systems, Inc. is largely dependent on the level of pharmaceutical and biotech companies' efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes with changes to the risk profile and appetite of investors.

Since the end of the fiscal year on September 30, 2008, we have observed a trend whereby many drug development companies have reduced their spending on CRO services.  We believe that this change was in connection with the global economic and credit market situations.  The outcome of these factors and their impact on our future performance are not known at this time.

Although the past year has not seen large mergers in either the pharmaceutical or CRO industries, consolidation continues at a smaller pace in the CRO sector. We believe that consolidation of the CRO sector will continue to be a factor in our markets.  As consolidation continues in the CRO sector, competition among remaining companies continues to be more intense.

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are excellent to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our increasingly diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to capacity, sustained growth will require additional investment in future periods.  Our financial position could limit our ability to make such investments.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues of continuing operations:

	Year Ended September 30,
	2008	2007

Service revenue	79.0%	76.9%
Product revenue	21.0	23.1
Total revenue	100.0%	100.0%

Cost of service revenue (a)	69.7	70.9
Cost of product revenue (a)	39.0	42.5
Total cost of revenue	63.2	64.4

Gross profit	36.8	35.6

Total operating expenses	30.1	26.9

Operating income	6.7	8.7

Other expense	(2.3)	(2.2)

Income from continuing operations before income taxes	4.4	6.5

Income tax expense	3.2	2.6

Net income from continuing operations	1.2%	3.9%

(a) Percentage of service and product revenues, respectively.

2008 Compared to 2007

Service and Product Revenues

Revenues for the year ended September 30, 2008 increased 4.9% to $41,697 compared to $39,753 for the year ended September 30, 2007.

Our Service revenue increased 7.7% to $32,921 compared to $30,559 for the prior year primarily as a result of strong increases in bioanalytical and pharmaceutical analysis revenues.  Our bioanalytical analysis revenues increased $1,992 (a 12.3% increase over fiscal 2007), with improvements at the West Lafayette and the UK facilities.  The revenue increases from the UK facility are mainly due to increased volume when compared to the prior year.  The West Lafayette facility experienced a higher sample assay volume and an increase in immunochemistry revenues of nearly $700 over the prior year.  Pharmaceutical analysis revenues increased $276, or 15.9% over fiscal 2007, as enhanced sales efforts have aided in business growth for this group.  Toxicology revenues also contributed to the year over year increase with a $232, or 2.1%, increase.  Study delays and cancellations contributed to the lower growth rate for the toxicology group.

Sales in our Products segment decreased 4.6% from $9,194 to $8,776 when compared to the same period in the prior year.  The majority of that decrease stems from our Vetronics business of $438 primarily because a contract with a long-time client was not renewed in fiscal 2008.  Sales of our Culex automated in vivo sampling systems declined 4.3% to $4,680 from $4,892 mainly due to the sales of fewer units.  Finally, the sales of our more mature analytical products also declined $141, or 4.1%, from fiscal 2007.

 Costs of Revenues

Cost of revenues for the year ended September 30, 2008 was $26,364 or 63.2% of revenue compared to $25,585, or 64.4% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue decreased to 69.7% in the current fiscal year from 70.9% in the comparable period last year.  This decrease occurred because a significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenue do not generate proportionate increases in costs.  This decrease occurred even though an additional charge of $160 was incurred in the third quarter of the current fiscal year to cover the net costs of performing a study for a client to recreate data that was not properly archived.

Costs of Product revenue as a percentage of Product revenue in the current fiscal year decreased from 42.5% to 39.0%.  The decrease in the percentage was mainly due to a decrease in our periodic charges for inventory obsolescence of $265.  This was the result of higher charges last fiscal year for products that were discontinued.

Operating Expenses

Selling expenses for the year ended September 30, 2008 increased by 40.6% to $3,912 from $2,782 for the year ended September 30, 2007.   This increase was primarily driven by expanded sales efforts and new hires in both our West Lafayette and UK facilities along with increased marketing and advertising efforts. Also, accelerated amortization of $143, related to the impairment of assets in fiscal 2008, added to the increase.  The impairment of certain patents, licenses and trademarks reflected a management decision to no longer support these assets as active since they have no related revenue-generating products.

Research and development expenses for the year ended September 30, 2008 decreased 11.4% to $781 from $881 for the year ended September 30, 2007. This decrease is primarily a result of costs related to the commercialization of our pharmacokinetics and pharmacodynamics services being considered as cost of services; whereas in the first quarter of the prior fiscal year, they were considered research and development expenses.   These were partially offset by higher spending for operating supplies and outside consultants used in our continued effort on the development of a new product funded by an NIH grant.

General and administrative expenses for the current year increased 14.1% to $7,822 from $6,855 for the prior year.  The increase is mainly due to the following:  1) expenses for attracting and hiring new management personnel in our West Lafayette and UK facilities; 2) an increase in stock compensation expense with the new option grants in the first and fourth quarters of fiscal 2008; 3) currency losses; 4) an increase in building rent expense for our new UK facility; 5) increased travel related expenses; and 6) expenses related to SOX 404 compliance.

Other Income/Expense

Other income (expense), net, was $(971) for the year ended September 30, 2008 as compared to $(891) in the year ended September 30, 2007. This increase is due to borrowings on our line of credit, causing higher interest expense and lower interest income year over year.  In fiscal 2007, we did not borrow on our line of credit.

Income Taxes

Our effective tax rate for continuing operations for the year ended September 30, 2008 was 72.8% compared to 39.4% for the prior year period.  The main difference stems from taxes on slightly higher domestic income in fiscal 2008 from which we could not deduct the current loss from our UK facility as well as the additional expense for uncertain tax positions.  In fiscal 2007, our UK facility was profitable.

We computed our income taxes using an effective tax rate of 41.5% on domestic earnings for the year ended September 30, 2008. We did not provide income taxes on foreign earnings due to the availability of net operating loss carryforwards to offset our taxable income, which have not previously been recognized for financial statement purposes due to the uncertainty of future utilization.

Discontinued Operations

On June 30, 2008, we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”) to Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") for a cash payment of $850, and they assumed certain liabilities related to the CPRU.   As a result, we have exited the market for Phase I first-in-human clinical studies.  Should AP USA and Algorithme fail to meet their lease commitments, we remain contingently liable for $800 annually through 2015 for future financial obligations under the CPRU facility lease.  For further detail, see Note 5 to the consolidated financial statements included in this report and exhibits 2.1 and 10.1 to the current report on Form 8-K filed on July 7, 2008.

Accordingly, in the consolidated statements of operations and cash flows, we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal years.  The loss from discontinued operations reflects the results of operations of the CPRU through the sale date adjusted for changes in estimates used to calculate the loss on disposal.  The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid within fiscal year 2009.  These expenditures relate mostly to normal operating expenses.  The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials.

In the fourth quarter of fiscal 2008, we adjusted estimates from the sale date that were included in the loss on disposal for actual expenses incurred.  This resulted in a $43 increase to the loss on disposal.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2008, we had cash and cash equivalents of $335 compared to $2,837 at September 30, 2007.

Net cash provided by continuing operating activities was $3,959 for the year ended September 30, 2008, compared to $3,823 for the year ended September 30, 2007. In addition to earnings from continuing operations, an increase in accounts payable of $969 and an increase in deferred income taxes liability added $907.  Non-cash charges to operations of $3,013 for depreciation and amortization and $592 for employee stock option expense increased our expenses, but did not consume cash.  These were offset by an increase in accounts receivable of $1,510.  While our receivables vary depending on where we stand in our mix of contracts, we believe that our new procedures instituted in the prior fiscal year in billings and collections contributed to the current positive cash flow from continuing operations.

Investing activities used $1,711 in fiscal 2008 mainly due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in our West Lafayette, Oregon and UK facilities, new building improvements in the UK related to relocating to new space, construction costs in our Evansville facility to convert an area for higher revenue studies and general building and information technology infrastructure expenditures at all sites.

Financing activities used $2,071 in the current fiscal year as compared to $1,095 used for fiscal 2007. The main use of cash in fiscal 2008 was to repay the balance of our subordinated debt, approximately $4,500, as well as other long term debt and capital lease payments of $1,029, partially offset by $1,400 of new long-term debt and $2,023 net borrowings from our line of credit.  In fiscal 2007, we did not borrow from the line of credit and repaid $1,174 in long term debt and capital leases.

Since the acquisition of the Baltimore clinic in fiscal 2003, we had consistently experienced negative cash flows from that operation.  With the sale of that operation on June 30, 2008, we eliminated a significant drain on operating cash flows, which should result in improved future liquidity.  During the year ended September 30, 2008, cash used in operating activities for discontinued operations of $3,361 is mainly from the loss on operations.  The $669 provided by investing activities for discontinued operations during the current fiscal year is mainly due to the $850 of cash proceeds from the sale partially offset by capital expenditures.

Capital Resources

Property and equipment spending totaled $3.2 million and $0.9 million in fiscal 2008 and 2007, respectively. The increase in capital expenditures in fiscal 2008 is the result of the tenant improvements on our new lease in the UK facility as well as laboratory equipment financed mainly through capital leases in the West Lafayette and Evansville, Indiana facilities. Expenditures in fiscal 2007 were primarily for the purchase of laboratory equipment. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services, and by the replacement or upgrading of our equipment. Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

We amended our revolving line of credit (“the Agreement”) in October 2007, reducing our line of credit to $5 million from $6 million as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use.  We also have three mortgage notes payable to another bank aggregating $9.2 million. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of these credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as comply with certain financial covenants outlined below. These credit agreements contain cross-default provisions with our mortgages or other borrowings. Details of each debt issue are discussed below.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of September 30, 2008, we had $4,448 of available total borrowing capacity of which $2,023 is outstanding. Borrowings bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly. The line of credit is a revolver against which we apply cash receipts, and draw cash as needed. The line of credit is committed until December, 2009.

On December 18, 2007, we entered into a new mortgage with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and requires monthly payments of approximately $9 plus interest, currently at 6.1%. The outstanding balance on this loan at September 30, 2008 was $1,322. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions holds additional mortgage debt on these facilities as discussed below. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first fiscal quarter. We entered into an interest rate swap agreement with respect to this loan to fix the interest rate at 6.1%.  We only entered into this derivative transaction to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  The fair value of the swap is not material to the financial statements.

We have three outstanding mortgages with Regions on our facilities in West Lafayette and Evansville, Indiana, which total $7,884.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February of 2011 due to a renewal completed in February of 2008 for an additional three years at an interest rate of 5.61%.  See Note 7 to the Consolidated Financial Statements for additional information.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additionally, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Agreement and the Regions loans both contain cross-default provisions.  At September 30, 2008, we were in breach of our tangible net worth requirement, which was subsequently waived and the requirement amended as of December 19, 2008.

The following table summarizes the cash payments under our contractual term debt and lease obligations at September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit.  Additional information on the debt is described in Note 7, Debt Arrangements.

	2009	2010	2011	2012	2013	After 2013	Total

Mortgage notes payable	$491	$524	$2,727	$306	$5,158	$—	$9,206
Capital lease obligations	720	650	366	279	148	—	2,163
Operating leases	466	420	411	408	405	3,257	5,367
FIN 48 liability	473	—	—	—	—	—	473

	$2,150	$1,594	$3,504	$993	$5,711	$3,257	$17,209

A $1 million letter of credit securing the Baltimore, MD lease expired in January 2008 and was not renewed.

We anticipate spending approximately $2.0 million in fiscal 2009 on capital assets, primarily laboratory equipment which will be financed using capital leases.

Based on current business activities, we believe cash generated from operations and amounts available under our existing credit facilities will be sufficient to fund working capital and capital expenditure requirements for the foreseeable future and through September 30, 2009.

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

Revenue Recognition

The majority of our service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. Other service contracts generally consist of preclinical studies for pharmaceutical companies. Service revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material. Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Long-Lived Assets, Including Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During 2008, we recorded an impairment charge for $143 related to certain patents, licenses and trademarks that have no revenue generating products.

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets," are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.  At September 30, 2008, recorded goodwill was $1,855, and the net balance of other intangible assets was $144.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $592 and $304 during the fiscal years ended September 30, 2008 and 2007, respectively.

We use the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical stock price volatility on our common stock for our expected volatility assumption.

•
Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. We assumed that we will pay no dividends.

Employee stock-based compensation expense recognized in fiscal 2008 and 2007 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense recognized in fiscal 2009 as well as future periods.

Income Tax Accounting

As described in Note 8 to the consolidated financial statements, we use the asset and liability method of accounting for income taxes.

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

            On October 1, 2007, we recorded a $183 additional liability for uncertain income tax positions for a total liability of $240, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. Upon further analysis of our opening liability accounts, we determined that our recorded liability on October 1, 2007 was $102 greater than our FIN 48 liability for uncertain tax positions. Accordingly, we revised our original adjustment and recorded a reduction in tax liability and increase in retained earnings to properly record our estimate of FIN 48 exposure. During the fiscal year ended September 30, 2008, we recorded $259 for additional exposure on uncertain tax positions and $26 as a reduction of uncertain tax positions, thus increasing our reserve for uncertain income tax positions at September 30, 2008 to $473. This reserve is classified as a current liability in the consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.  See Note 8 for additional information.

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

New Accounting Pronouncements

We adopted the following pronouncement for periods beginning October 1, 2007.

Effective October 1, 2007, we adopted the provisions of FIN 48.  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. In order to adjust our estimated liability of $240 at October 1, 2007, we recorded a $102 reduction in tax liability for uncertain income tax positions, which was accounted for as an increase to retained earnings, for the cumulative effect change of adopting FIN 48. The adoption amount was adjusted from our first quarter filing as explained in our Critical Accounting Policies for income tax accounting above.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Bioanalytical Systems, Inc.:

Consolidated Balance Sheets as of September 30, 2008 and 2007	29

Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007	30

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2008 and 2007	31

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007	32

Notes to Consolidated Financial Statements	33

Management’s Report on Consolidated Financial Statements and Internal Control	49

Report of Independent Registered Public Accounting Firm	50

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

 BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$335	$2,837
Accounts receivable
Trade	6,705	6,674
Unbilled revenues and other	2,653	2,565
Inventories	2,184	1,977
Deferred income taxes	516	897
Refundable income taxes	1,283	774
Prepaid expenses	639	776
Current assets of discontinued operations	629	—
Total current assets	14,944	16,500

Property and equipment, net	23,135	22,927
Goodwill	1,855	1,855
Intangible assets, net	144	304
Debt issue costs	177	211
Other assets	92	240

Total assets	$40,347	$42,037

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,209	$1,589
Accrued expenses	2,061	3,056
Customer advances	4,032	4,115
Income tax accruals	473	56
Revolving line of credit	2,023	—
Current portion of capital lease obligation	720	510
Current portion of long-term debt	491	4,821
Current liabilities of discontinued operations	41	—
Total current liabilities	12,050	14,147

Capital lease obligation, less current portion	1,443	1,138
Long-term debt, less current portion	8,715	7,861
Deferred income taxes	344	337

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
September 30, 2008 and 4,909 at September 30, 2007 December, 2007	1,191	1,189
Additional paid-in capital	12,561	11,957
Retained earnings	4,173	5,560
Accumulated other comprehensive loss	(130)	(152)

Total shareholders’ equity	17,795	18,554

Total liabilities and shareholders’ equity	$40,347	$42,037

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2008	2007
Service revenue	$32,921	$30,559
Product revenue	8,776	9,194
Total revenue	41,697	39,753

Cost of service revenue	22,941	21,676
Cost of product revenue	3,423	3,909
Total cost of revenue	26,364	25,585

Gross profit	15,333	14,168
Operating expenses:
Selling	3,912	2,782
Research and development	781	881
General and administrative	7,822	6,855
Loss on sale of property and equipment	24	165
Total operating expenses	12,539	10,683

Operating income	2,794	3,485

Interest income	29	87
Interest expense	(1,006)	(981)
Other income	6	3
Income from continuing operations before income taxes	1,823	2,594

Income taxes	1,328	1,022
Net income from continuing operations	$495	$1,572

Discontinued Operations (Note 5)
Loss from discontinued operations before income taxes	$(2,811)	$(1,095)
Loss on disposal	(474)	—
Tax benefit	1,301	449
Net loss from discontinued operations after income taxes	$(1,984)	$(646)

Net income (loss)	$(1,489)	$926

Basic net income (loss) per share:
Net income per share from continuing operations	$0.10	$0.32
Net loss per share from discontinued operations	(0.40)	(0.13)
Basic net income (loss) per share	$(0.30)	$0.19
Diluted net income (loss) per share:
Net income per share from continuing operations	$0.10	$0.32
Net loss per share from discontinued operations	(0.40)	(0.13)
Diluted net income (loss) per share	$(0.30)	$0.19

Weighted common shares outstanding:
Basic	4,914	4,909
Diluted	4,968	4,960

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common shares		Additional paid-in-	Retained	Accumulated other comprehensive	Total shareholders'
	Number	Amount	capital	earnings	loss	equity

Balance at October 1, 2006	4,892	1,182	11,677	4,634	(89)	17,404

Comprehensive income:
Net income	—	—	—	926	—	926
Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(63)	(63)
Total comprehensive income						863

Stock compensation	—	—	208	—	—	208

Exercise of stock options	17	7	72	—	—	79
Balance at September 30, 2007	4,909	$1,189	$11,957	$5,560	$(152)	$18,554

Comprehensive loss:
Net income from continuing operations	—	—	—	495	—	495
Net loss on discontinued operations	—	—	—	(1,984)	—	(1,984)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	22	22
Total comprehensive loss						(1,467)

Stock compensation	—	—	592	—	—	592
Exercise of stock options	6	2	12	—	—	14
Adoption of FIN 48 cumulative adjustment	—	—	—	102	—	102
Balance at September 30, 2008	4,915	$1,191	$12,561	$4,173	$(130)	$17,795

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$(1,489)	$926
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Net loss from discontinued operations, including loss on disposal	1,984	646
Depreciation and amortization	3,013	3,319
Employee stock compensation expense	592	208
Bad debt expense	58	(119)
Loss on sale of property and equipment	24	165
Deferred income taxes	388	(472)
Changes in operating assets and liabilities:
Accounts receivable	(1,510)	(535)
Inventories	(207)	(7)
Refundable income taxes	(509)	114
Prepaid expenses and other assets	151	(93)
Accounts payable	969	(277)
Accrued expenses	433	103
Customer advances	62	(155)
Net cash provided by continuing operating activities	3,959	3,823
Investing activities:
Capital expenditures	(1,713)	(810)
Proceeds from sale of property and equipment	2	625
Net cash used by continuing investing activities	(1,711)	(185)

Financing activities:
Payments of long-term debt	(4,876)	(702)
Borrowings on long-term debt	1,400	—
Payments on revolving line of credit	(14,285)	—
Borrowings on revolving line of credit	16,308	—
Payments on capital lease obligations	(632)	(472)
Net proceeds from the exercise of stock options	14	79
Net cash used by continuing financing activities	(2,071)	(1,095)

Cash flow of discontinued operations:
Cash used by operating activities	(3,361)	(895)
Net cash provided (used) by investing activities	669	(68)
Net cash used by discontinued operations	(2,692)	(963)

Effect of exchange rate changes	13	(390)

Net (decrease) increase in cash and cash equivalents	(2,502)	1,190
Cash and cash equivalents at beginning of year	2,837	1,647
Cash and cash equivalents at end of year	$335	$2,837

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise listed)

1.   DESCRIPTION OF THE BUSINESS

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi” or “we”) engage in research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. We conduct our businesses through our research facilities in Indiana, Oregon, and the United Kingdom and our manufacturing facility in Indiana. Our customers are located throughout the world.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(b)	Revenue Recognition

The majority of our service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each sample processed. Revenue is recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Our research service contracts generally consist of preclinical studies, and revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on both types of contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred until earned, and classified within customer advances. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.  The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.  Our allowance for doubtful accounts for continuing operations was $83 and $27 at September 30, 2008 and 2007, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2008	2007

Opening balance	$27	$270
Charged to expense	137	94
Accounts written off	(2)	(54)
Recoveries	(79)	(283)
Ending balance	$83	$27

Our cash and cash equivalents, accounts receivable, accounts payable and certain other accrued liabilities are all short-term in nature and their carrying amounts approximate fair value. We have borrowings with fixed rates for up to three years. The carrying value of our fixed rate debt also approximates its fair value.

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Depreciation expense for continuing operations was $2,752 in fiscal 2008 and $3,153 in fiscal 2007. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2008 and 2007 consisted of the following:

	2008	2007
Land and improvements	$497	$453
Buildings and improvements	21,318	20,745
Machinery and equipment	20,456	21,048
Office furniture and fixtures	992	1,306
Construction in progress	149	79
	43,412	43,631
Less: accumulated depreciation	(20,277)	(20,704)
Net property and equipment	$23,135	$22,927

(g)	Long-Lived Assets including Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized of the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets," are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.  At September 30, 2008, recorded goodwill was $1,855, and the net balance of other intangible assets was $144.

We carry goodwill at cost. Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives are not amortized.

On June 30, 2008, we sold the operating assets of our Clinical Pharmacology Research Unit located in Baltimore, Maryland.  As a result of this sale (more fully described in Note 5), we expensed the remaining $47 unamortized balance of the intangible assets of this unit.

Also, in fiscal 2008, the intangible assets amortization expense includes an accelerated amount of $143 for the write off of certain patents, licenses and trademarks.  This acceleration reflects a management decision to no longer support certain assets as active patents, licenses and trademarks since they had no related revenue-generating products.

The carrying amount of goodwill at both September 30, 2008 and 2007 was $1,855.  The components of intangible assets subject to amortization are as follows:

		September 30, 2008
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$158
Methodologies	5	180	180
Volunteer database	5	—	—
Customer relationships	5	359	359
		$841	$697

		September 30, 2007
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$402	$171
Methodologies	5	180	171
Volunteer database	5	326	280
Customer relationships	5	359	341
		$1,267	$963

Amortization expense for intangible assets for fiscal years ended September 30, 2008 and 2007 was $215 and $170 respectively. The following table provides information regarding estimated amortization expense for the next five fiscal years:

2009	$30
2010	30
2011	30
2012	30
2013	24

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $201 and $35 for the years ended September 30, 2008 and 2007, respectively.  The increase stems primarily from increased sales, marketing and promotional efforts in fiscal 2008.

(i)	Stock-Based Compensation

We have a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 9.  All options granted under these plans have an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised).  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 9.  Stock-based compensation expense for employee stock options for the years ended September 30, 2008 and 2007 was $592 and $304 with related tax benefits of $154 and $96, respectively.

(j)	Income Taxes

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

(k)	New Accounting Pronouncements

We adopted the following pronouncement for periods beginning October 1, 2007.

Effective October 1, 2007, we adopted the provisions of FIN 48.  This authoritative interpretation clarified and standardized the manner by which companies are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. On October 1, 2007, we recorded a $102 reduction in tax liability for uncertain income tax positions, which was accounted for as an increase to retained earnings, for the cumulative effect change of adopting FIN 48. The adoption amount was adjusted from our first quarter filing. See Note 8 for additional detail.

(l)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our actual results could differ from those estimates.

3.  INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.

The following table reconciles our computation of basic income (loss) per share from continuing operations to diluted income (loss) per share from continuing operations:

	Years Ended September 30,
	2008	2007
Basic net income per share from continuing operations:

Net income applicable to common shareholders	$495	$1,572
Weighted average common shares outstanding	4,914	4,909
Basic net income per share from continuing operations	$0.10	$0.32

Diluted net income per share from continuing operations:

Diluted net income applicable to common shareholders	$495	$1,572
Weighted average common shares outstanding	4,914	4,909
Dilutive stock options/shares	54	51
Diluted weighted average common shares outstanding	4,968	4,960

Diluted net income per share from continuing operations	$0.10	$0.32

At September 30, 2008 and 2007, we had 700 and 564 shares, respectively, issuable upon exercise of stock options that are not included in our outstanding share calculation as they are anti-dilutive.

4.  INVENTORIES

Inventories at September 30 consisted of the following:

	2008	2007
Raw materials	$1,748	$1,480
Work in progress	234	273
Finished goods	202	224
	$2,184	$1,977

5.  DISCONTINUED OPERATIONS

On June 30, 2008, we completed a transaction with Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") whereby we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”).   In exchange, we received cash of $850, and they assumed certain liabilities related to the CPRU, including our obligations under the lease for the facility in which the CPRU operated.  As a result of this sale, we have exited the Phase I first-in-human clinical study market.  We remain contingently liable for $800 annually through 2015 for future financial obligations under the lease should AP USA and Algorithme fail to meet their lease commitment.

Accordingly, in the accompanying consolidated statements of operations and cash flows we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal periods.  The loss from discontinued operations reflects the operating loss of the CPRU through the sale date adjusted for changes in estimates used to calculate the loss on disposal.  The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid in fiscal year 2009.  These expenditures relate mostly to normal operating expenses.  The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials.  The CPRU was previously included in our Services segment.

In the fourth quarter of fiscal 2008, we adjusted estimates from the sale date that were included in the loss on disposal for actual expenses incurred.  This resulted in a $43 increase to the loss on disposal.

Condensed Statements of Operations from Discontinued Operations

(in thousands)	Year Ended September 30,
	2008	2007
Net Sales	$2,192	$5,492
Loss before income taxes and disposal	(2,811)	(1,095)
Loss on disposal	(474)	—
Loss from operations before tax benefit	(3,285)	(1,095)
Income tax benefit	1,301	449
Net loss	$(1,984)	$(646)

Summary Balance Sheet of Discontinued Operations

(in thousands)	September 30, 2008

Receivables, net of allowance for doubtful accounts	$346
Other current assets	283
Total assets	$629
Accounts payable, accrued liabilities and other liabilities	41
Equity	588
Total liabilities and equity	$629

6.  LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2008 and 2007 was $3,884 and $2,739, respectively. Accumulated amortization on capital leases at September 30, 2008 and 2007 was $1,338 and $825, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

We acquired equipment totaling $1,145 through capital lease arrangements during the year ended September 30, 2008. Future minimum lease payments on capital leases at September 30, 2008 are as follows:

	Principal	Interest	Total
2009	$720	$248	$968
2010	650	176	826
2011	366	113	479
2012	279	63	342
2013	148	12	160
	$2,163	$612	$2,775

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2013, with the new UK building lease expiring in 2023. Certain of these leases contain renewal options. Total rental expense under these leases was $1,609 and $2,265 in fiscal 2008 and 2007, respectively.  The decrease in rental expense in the current year is primarily due to the sale of our CPRU unit on June 30, 2008 as described in Note 5.  For the final quarter of 2008, we did not have the building lease payments for the CPRU unit.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2008 are as follows:

2009	$466
2010	420
2011	411
2012	408
2013	405
After 2013	3,257
$5,367

[Remainder of page intentionally left blank.]

7.  DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2008	2007

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40 until June 1, 2010 when it adjusts under the terms of the note. Interest is fixed at 7.1% for three years beginning June 1, 2007. Collateralized by underlying property. Due November, 2012.	$4,294	$4,445

Mortgage note payable to a bank, payable in monthly principal and interest installments of $19. The net interest rate is 5.61%. Collateralized by underlying property. Due February, 2011.	1,623	1,735

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17 until June 1, 2010, when it adjusts under the terms of the note. Interest is fixed at 7.1% for three years beginning June 1, 2007. Collateralized by underlying property. Due November, 2012.	1,967	2,025

Note payable to a bank, payable in monthly principal and interest installments of $9. Currently, the net interest rate is 6.1%. Collateralized by West Lafayette and Evansville properties. Due December, 2010.	1,322	—

Convertible subordinated 6% notes payable due January 1, 2008. Interest payable in arrears on the 15th of January and July after June 1, 2005.	—	4,000

Subordinated 10% notes payable due October 1, 2007.	—	477

	$9,206	$12,682

Less current portion	491	4,821

	$8,715	$7,861

The following table summarizes our principal payment obligations for the years ending September 30:

2009	$491
2010	524
2011	2,727
2012	306
2013	5,158
$9,206

Cash interest payments of $872 and $869 were made in 2008 and 2007, respectively.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and requires monthly payments of approximately $9 plus interest, currently at 6.1%. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds the mortgage debt on these facilities as described previously. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of the current fiscal year.  We entered into an interest rate swap agreement with respect to this loan to fix the interest rate at 6.1%.  We only entered into this derivative transaction to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  The fair value of the swap is not material to the financial statements.

Subordinated Debt

In connection with an acquisition in fiscal 2003, we issued 10% subordinated notes of $1.8 million. The outstanding principal on these notes was $477 at September 30, 2007. We made the final principal payment of $477, which was included in current portion of long-term debt at September 30, 2007, and interest payment of $48 in October, 2007.

In connection with another acquisition in fiscal 2003, we issued $4.0 million of 6% convertible notes payable, including $500 payable to a current director of the Company. The remaining outstanding principal on these notes was  $4,000 at September 30, 2007. We made the final principal payment of $4,000, which was included in current portion of long-term debt at September 30, 2007, in January, 2008.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with another commercial bank, which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement. The Agreement contains cross-default provisions with our mortgages or other borrowings.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of September 30, 2008, we had $4,448 of available total borrowing capacity of which $2,023 was outstanding. Borrowings bear interest at a variable rate based on either (a) the London Interbank Offer Rate (LIBOR) or (b) a base rate determined by the bank’s prime rate, in either case, plus an applicable margin, as defined in the Agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additionally, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Agreement and the Regions loans both contain cross-default provisions.  At September 30, 2008, we were in breach of our tangible net worth requirement, which was subsequently waived and the requirement amended as of December 19, 2008.

8.  INCOME TAXES

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2008	2007
Long-term deferred tax liabilities:
Tax over book depreciation	$770	$495
Lower tax basis on assets of acquired company	428	(101)
Domestic net operating loss carryforward	(641)	—
Stock options expense	(213)	(57)
Total long-term deferred tax liabilities	$334	$337

Current deferred tax assets:
Inventory pricing	$128	$176
Accrued compensation and vacation	244	410
Accrued expenses and other - net	73	184
Foreign tax credit carryover	71	120
Deferred gain on sale/leaseback	—	7
Foreign net operating loss	540	326
Total current deferred tax assets	$1,056	$1,223

Valuation allowance for deferred tax assets	(540)	(326)

Net deferred tax assets	$516	$897

Net deferred tax (assets) liabilities	$(172)	$(560)

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2008	2007

Current:
Federal	$(505)	$875
State	144	224
Foreign	—	(15)
Total Current	$(361)	$1,084

Deferred:
Federal	$341	$(453)
State	45	(58)
Foreign	2	—
Total deferred	$388	$(511)

	$27	$573

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2008	2007
Statutory federal income tax rate	34.0%	34.0%
Increases (decreases):
Nondeductible expenses	5.0	4.4
Tax benefit of foreign sales	0.0	(0.4)
State income taxes, net of federal tax benefit	10.0	4.2
Nontaxable foreign (gains) losses	12.4	(5.3)
FIN 48	12.8	0.0
Other	(1.4)	2.5
	72.8%	39.4%

We have not provided any U.S. income taxes on the undistributed earnings of our UK subsidiary based upon our determination that such earnings will be indefinitely reinvested. In the event these earnings are later distributed to the U.S., such distributions could result in additional U.S. tax that may be offset, at least in part by associated foreign tax credits.

In fiscal 2008 and 2007, our foreign operations generated income (loss) before income taxes of ($666) and $405 respectively.  We have foreign net operating loss carryforwards of $1,020 that have an indefinite life under current UK tax law. Payments made in 2008 and 2007 for income taxes amounted to $186 and $984, respectively.

Effective October 1, 2007, we adopted the provisions of FIN 48.  This authoritative interpretation clarified and standardized the manner by which we are required to account for uncertain income tax positions. Under the guidance of FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. On October 1, 2007, we recorded a $183 additional liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48. Upon further analysis of our opening liability accounts. we determined that our recorded liability on October 1, 2007 was $102 greater than our exposure for uncertain tax positions. Accordingly. we revised our original adjustment and recorded a reduction in tax liability of $285 and increase in retained earnings to properly record our adoption of FIN 48. Management has determined this adjustment is not material from amounts reflected in our Form 10-Q's filed for the periods ending December 31, 2007, March 31, 2008 and June 30, 2008. Accordingly, we have presented below a pro-forma table below reflecting the originally reported and adjusted balances had the FIN 48 original entry been posted correctly.

	Q1 2008	Q2 2008	Q3 2008
Refundable income taxes	$144	$243	$967
Income tax accruals	240	240	240

Net tax receivable as originally reported	(96)	3	727
Net tax receivable as adjusted	189	288	1,012

Retained earnings as originally reported	5,361	5,224	4,838
Retained earnings as adjusted	5,646	5,509	5,123

A reconciliation of the total amounts of unrecognized tax liability at September 30, 2008 is as follows:

2008
Beginning of year balance, October 1, 2007	$240
Increases to tax positions in current year	259
Increases to tax positions in prior years	—
Decreases to tax positions in prior years	(26)
Decreases due to lapse of statute of limitations	—
End of year balance, September 30, 2008	$473

The current year increase in our unrecognized tax liability is related to certain state income tax issues.  Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions will be resolved upon the conclusion of state tax audits. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.  We recognize interest and/or penalties related to income tax matters in income tax expense.   We did not have any amounts accrued for interest and penalties at September 30, 2008.  We file income tax returns in the U.S., several U.S. States, and the foreign jurisdiction of the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2004.

9.  STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan.  Future common shares will be granted from the 2008 Stock Option Plan.  The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees.  The Compensation Committee shall administer the Plan and approve the particular officers, directors or employees eligible for grants.  Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant.  Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant.  This plan terminates in fiscal 2018.

The maximum number of common shares that may be granted under the Plan is 500 shares.  At September 30, 2008, 382 shares remain available for grants under the Plan.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2008	2007
Risk-free interest rate	3.74%	4.65%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	44.00%-59.00%	44.00%-63.00%
Expected life of the options (years)	7.0	7.0

A summary of our stock option activity and related information for the years ended September 30, 2008 and 2007, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2006	404	$4.98
Exercised	(17)	$4.48
Granted	305	$6.98	$3.58
Terminated	(77)	$4.91
Outstanding - September 30, 2007	615	$6.00	$3.51	7.9	$909

Outstanding - October 1, 2007	615	$6.00
Exercised	(6)	$4.94
Granted	189	$6.40	$3.67
Terminated	(44)	$6.74
Outstanding - September 30, 2008	754	$6.06	$3.50	7.7	$39

Exercisable at September 30, 2008	305	$5.37	$3.31	6.2	$37

A summary of non-vested options for the year ended September 30, 2008 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2007	418	$3.71
Granted	189	$3.67
Vested	(131)	$3.54
Forfeited	(27)	$3.60
Non-vested options at September 30, 2008	449	$3.62

We received $14 and $79 from the exercise of qualified employee stock options in fiscal 2008 and 2007, respectively, for which no tax benefit was recognized.  The aggregate intrinsic value of those shares exercised were $12 and $10, for the years ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, our total unrecognized compensation cost related to non-vested stock options was $1,057 and is expected to be recognized over a weighted-average service period of 1.51 years.

The following table summarizes outstanding and exercisable options as of September 30, 2008 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$2.80 - 4.58	157	4 .65	$4 .35	138	$4 .33
$4.59 - 5.74	252	8 .25	$5 .28	92	$5 .53
$5.75 - 8.79	345	8 .73	$7 .41	75	$7 .10

11.  RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2008 and 2007. Contribution expense was $293 and $301 in fiscal 2008 and 2007, respectively.

[Remainder of page intentionally left blank.]

12.  SEGMENT INFORMATION

We operate in two principal segments – research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers, and medical research institutions. We evaluate performance and allocate resources based on these segments. Certain of our assets are not directly attributable to the Services or Products segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. We do not allocate such items to the principal segments because they are not used to evaluate their financial position. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.  As a result of the sale of our CPRU described in Note 5, the segment information reflects only the operating results by segment for continuing operations.

(a)	Operating Segments

	Years Ended September 30,
	2008	2007
Revenue:
Service	$32,921	$30,559
Product	8,776	9,194
	$41,697	$39,753

Operating income from continuing operations:
Service	$2,139	$2,815
Product	655	670
	$2,794	$3,485

Corporate Expenses	971	891

Income from continuing operations before income taxes	$1,823	$2,594

[Remainder of page intentionally left blank.]

	Years Ended September 30,
	2008	2007
Identifiable assets:
Service	$23,594	$23,979
Product	9,771	9,258
Corporate	6,353	8,800
	$39,718	$42,037

Goodwill, net:
Service	$1,481	$1,481
Product	374	374
	$1,855	$1,855

Intangible assets, net:
Service	$144	$304
Product	—	—
	$144	$304

Depreciation and amortization:
Service	$2,653	$3,083
Product	360	236
	$3,013	$3,319

Capital Expenditures:
Service	$1,505	$691
Product	208	119
	$1,713	$810

(b)	Geographic Information

	Years Ended September 30,
	2008	2007
Sales to External Customers:
North America	$35,866	$33,928
Pacific Rim	650	700
Europe	4,671	4,562
Other	510	563
	$41,697	$39,753

Long-lived Assets:
North America	$24,170	$24,729
Europe	1,233	808
	$25,403	$25,537

(c)	Major Customers

In 2008 and 2007, Pfizer accounted for approximately 7.4% and 5.8%, respectively, of our total revenues from continuing operations and 10.0% and 5.5% of total trade accounts receivable from continuing operations at September 30, 2008 and 2007, respectively.

13.  RELATED PARTY TRANSACTIONS

On January 1, 2008, we paid the remaining principal balance of $500 in cash of the 6% subordinated convertible note payable to one of our directors.

Included in fiscal 2007 operating expenses is approximately $360 of severance costs for former officers of the Company as agreed upon on September 28, 2007 in connection with their resignations.  Approximately $88 was paid to each of Dr. and Mrs. Kissinger on October 5, 2007, with the remaining paid in six equal installments November 2007 through April 2008.

14.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2008 and 2007 (in thousands except per share amounts). As a result of the sale of our CPRU described in Note 5, the quarterly financial data only reflects the operating results for continuing operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Total Revenue	$10,565	$10,301	$11,447	$9,384
Gross Profit	4,086	3,959	4,316	2,972
Net income (loss) from continuing operations	587	432	407	(931)
Basic net income (loss) per share from continuing operations	0.12	0.09	0.08	(0.19)
Diluted net income (loss) per share from continuing operations	0.12	0.09	0.08	(0.19)

2007
Total Revenue	$9,880	$9,397	$10,865	$9,611
Gross Profit (a)	3,635	2,895	4,083	3,555
Net income from continuing operations (a)	781	16	567	208
Basic net income per share from continuing operations(a)	0.16	0.00	0.12	0.04
Diluted net income per share from continuing operations(a)	0.16	0.00	0.12	0.04

(a)  Amounts have been retrospectively adjusted for our change in the fourth quarter of 2007 from the last-in, first-out method of inventory accounting to the first-in, first-out method.

MANAGEMENT’S REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
AND INTERNAL CONTROL

The management of Bioanalytical Systems, Inc. ("BASI") has prepared, and is responsible for, BASI’s consolidated financial statements and related footnotes. These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

BASI’s management is responsible for establishing and maintaining effective internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The purpose of this system of internal accounting controls over financial reporting is to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of accurate and complete consolidated financial statements. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

During the preparation of the consolidated financial statements for the year ended September 30, 2008, we identified a difference in the amounts of deferred and refundable income taxes in our books and records as compared to the amounts included in our income tax returns. To verify the amount and the nature of the difference, we elected to delay the filing of our annual report on Form 10-K. We concluded that the difference was related to an overstatement of our unrecognized tax liability and the related error in recording our liability for uncertain tax positions upon our adoption of FIN 48 on October 1, 2007. The failure to identify this difference and resulting error in adopting FIN 48 through our normal financial statement preparation process caused us to conclude that we had a material weakness in our accounting for income taxes and that our internal controls over financial reporting were not effective as of September 30, 2008. To prevent a recurrence of similar errors in future years, we plan to implement in 2009 commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.

BASI’s management concluded that its internal control over financial reporting as of September 30, 2008 was not effective and adequate to accomplish the objectives described above.  Management's assessment was based upon the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. BASI’s consolidated financial statements have been audited by an independent registered public accounting firm, Crowe Horwath LLP, as stated in their report which is included elsewhere herein.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this report.

By:  /s/  Richard M. Shepperd

Richard M. Shepperd
President and Chief Executive Officer

By:  /s/  Michael R. Cox

Michael R. Cox
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioanalytical Systems Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
January 13, 2009

 ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

During the fourth quarter of fiscal 2008, we migrated the financial accounting for Bioanalytical projects for our West Lafayette Bioanalytical services from an internally developed system to our enterprise resource management system (“ERP”).  This migration was the final major business unit to implement our ERP system initiated in fiscal 2005.  We believe our ERP system significantly reduces our risk of a material error in our financial statements.

During the preparation of the consolidated financial statements for the year ended September 30, 2008, we identified a difference in the amounts of deferred and refundable income taxes in our books and records as compared to the amounts included in our income tax returns. To verify the amount and the nature of the difference, we elected to delay the filing of our annual report on Form 10-K. We concluded that the difference was related to an overstatement of our unrecognized tax liability and the related error in recording our liability for uncertain tax positions upon our adoption of FIN 48 on October 1, 2007. The failure to identify this difference and resulting error in adopting FIN 48 through our normal financial statement preparation process caused us to conclude that we had a material weakness in our accounting for income taxes and that our internal controls over financial reporting were not effective as of September 30, 2008. To prevent a recurrence of similar errors in future years, we plan to implement in 2009 commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2008 due to the difference identified in the amounts of deferred and refundable income taxes in our books and records as compared to the amounts included in our income tax returns. To verify the amount and the nature of the difference, we elected to delay the filing of our annual report on Form 10-K. We concluded that the difference was related to an overstatement of our unrecognized tax liability and the related error in recording our liability for uncertain tax positions upon our adoption of FIN 48 on October 1. 2007. The failure to identify this error through our normal financial statement preparation process caused us to conclude that we had a material weakness in our accounting for income taxes and that our internal controls over financial reporting were not effective as of September 30. 2008. To prevent a recurrence of similar errors in future years, we plan to implement in 2009 commercially available that will accurately maintain and track the difference between financial reporting and tax return reporting.

                This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this report.

For additional information, please see "Management's Report on Consolidated Financial Statements and Internal Control" included in this Annual Report.

ITEM 9B-OTHER INFORMATION

As previously discussed in Note 7, we were in breach of our tangible net worth ratio requirement as part of the covenants in our loan agreements with National City Bank as of September 30, 2008.  As of December 19, 2008, the bank had waived the breach and amended this requirement as evidenced in Exhibit 10.9 filed with this report 10-K.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2008. Except as indicated in the following paragraphs, the principal occupations of these persons has not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.  Information required by Part III, Item 10 is incorporated herein by this reference from the Company’s Proxy Statement for 2009 Annual Meeting.

Name	Age	Position
William E. Baitinger	75	Director
David W. Crabb	55	Director
Leslie B. Daniels	61	Director
Larry S. Boulet	62	Director
Richard M. Shepperd	68	Director, President and Chief Executive Officer

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

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, and in May 2007, agreed to extend his term until December 2009.  Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as its Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

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

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers, Directors and employees, a copy of which is incorporated herein by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006.

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

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 26 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The following exhibits are filed as part of,or incorporated by reference into, this report:

Number	Description of Exhibits

(2)	2.1
Asset Purchase Agreement, dated June 30, 2008, by and among Bioanalytical Systems, Inc., BASi Maryland, Inc., Algorithme Pharma USA Inc. and Algorithme Pharma Holdings Inc (incorporated by reference to Exhibit 2.1 of Form 8-K filed July 7, 2008).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2007).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

(10)	10.1
Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Plan, as amended January 24, 2004 (*) (incorporated by reference to Appendix A to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.2	Form of Bioanalytical Systems, Inc. 1997 Employee Incentive Stock Option Agreement (*) (incorporated by reference to Exhibit 10.27 to Registration Statement on From S-1, Registration No. 333-36429).

10.3
1997 Bioanalytical Systems, Inc. Outside Director Stock Option Plan, as amended January 24, 2004 (*) (incorporated by reference to Appendix B to definitive Proxy Statement filed January 28, 2003 SEC File No. 000-23357).

10.4	Form of Bioanalytical Systems, Inc. 1997 Outside Director Stock Option Agreement (*) (incorporated by reference to Exhibit 10.29 to Registration Statement on Form S-1, Registration No. 333-36429).

10.5	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

10.6
Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc., and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.5 of Form 8-K filed January 10, 2005).

Number	Description of Exhibits

10.7
Amended and Restated General Security Agreement by and between Bioanalytical Systems, Inc. and National City Bank executed January 4, 2005 (incorporated by reference to Exhibit 10.7 of Form 8-K filed January 10, 2005).

10.8
Second Amendment to Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc. and National City Bank executed October 24, 2007 (incorporated by reference to Exhibit 10.3 of Form 10-Q for the first fiscal quarter ended December 31, 2007).

10.9
Waiver letter, dated December 19, 2008, from National City Bank regarding the Second Amendment to Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc. and National City Bank (filed herewith).

10.10	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 of Form 8-K filed January 10, 2005).

10.11
Loan Agreement between Bioanalytical Systems, Inc. and Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.15 of Form 10-K for the fiscal year ended September 30, 2002).

10.12
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

10.14
Term Loan Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.18 of Form 10-K for the fiscal year ended September 30, 2002).

10.15
Promissory Note made by Bioanalytical Systems, Inc. in favor of Union Planters Bank, dated October 29, 2002 (incorporated by reference to Exhibit 10.19 of Form 10-K for the fiscal year ended September 30, 2002).

10.16	Form of Grant of non-qualified stock options dated August 1, 2005 to Edward M. Chait (*) (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 2005).

10.17	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (*) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

10.18
Employment Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.19
Option Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2007).

Number		Description of Exhibits

10.20
First Amendment to Lease by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.21
Lease Agreement by and between 300 W. Fayette Street, LLC and Bioanalytical Systems, Inc., entered into on May 20, 2007 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.22
Severance Agreement and Release of All Claims, dated September 28, 2007, between Candice B. Kissinger and Bioanalytical Systems, Inc. (*) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 4, 2007)

10.23
Severance Agreement and Release of All Claims, dated September 28, 2007, between Peter T. Kissinger, PhD. and Bioanalytical Systems, Inc. (*) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 4, 2007)

10.24	License Agreement, dated September 28, 2007, between Phlebotics, Inc. and Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 4, 2007).

10.25
Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

10.26	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.27	Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2007).

10.28
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2007).

10.29	Severance Agreement and Release of All Claims between Edward M. Chait and Bioanalytical Systems, Inc., dated November 7, 2008 (filed herewith).

10.30
Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.31	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (filed herewith).
10.32
Assignment and Assumption of Office Lease, dated June 30, 2008, between Bioanalytical Systems, Inc. and AP USA Algorithme Pharma USA Inc (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 7, 2008).

10.33	Employment Agreement between Jon Brewer and Bioanalytical Systems, Inc., dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 26, 2008).
10.34	Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008).

Number		Description of Exhibits

	10.35	Employee Incentive Stock Option Agreement between Jon Brewer and Bioanalytical Systems, Inc., dated October 1, 2008 (filed herewith).

	10.36	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (filed herewith).

(14)	14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

         *    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC. (Registrant)

Date: January 13, 2009	By: /s/ Richard M. Shepperd
Richard M. Shepperd President and Chief Executive Officer

Date: January 13, 2009	By: /s/ Michael R. Cox
Michael R. Cox Vice President, Finance and Administration, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard M. Shepperd	President and Chief Executive Officer	January 13, 2009
Richard M. Shepperd	(Principal Executive Officer)

/s/ Michael R. Cox	Vice President, Finance and	January 13, 2009
Michael R. Cox	Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ William E. Baitinger	Director	January 13, 2009
William E. Baitinger

/s/ David W. Crabb	Director	January 13, 2009
David W. Crabb

/s/ Leslie B. Daniels	Director	January 13, 2009
Leslie B. Daniels

/s/ Larry S. Boulet	Director	January 13, 2009
Larry S. Boulet