Form 10-Q
period 2008-12-31
BIOANALYTICAL SYSTEMS INC
filed 2009-02-23
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

As of January 30, 2009, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008	3

	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1A	Risk Factors	18

Item 6	Exhibits	19

	Signatures	20

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2008	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$451	$335
Accounts receivable
Trade	4,748	6,705
Unbilled revenues and other	1,690	2,653
Inventories	2,196	2,184
Deferred income taxes	516	516
Refundable income taxes	1,283	1,283
Prepaid expenses	541	639
Current assets of discontinued operations	65	629
Total current assets	11,490	14,944

Property and equipment, net	22,646	23,135
Deferred income taxes	33	—
Goodwill	1,855	1,855
Intangible assets, net	136	144
Debt issue costs	165	177
Other assets	90	92

Total assets	$36,415	$40,347

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,212	$2,209
Accrued expenses	1,933	2,061
Customer advances	3,380	4,032
Income tax accruals	473	473
Revolving line of credit	1,647	2,023
Current portion of capital lease obligation	738	720
Current portion of long-term debt	499	491
Current liabilities of discontinued operations	35	41
Total current liabilities	9,917	12,050

Capital lease obligation, less current portion	1,251	1,443
Long-term debt, less current portion	8,587	8,715
Fair value of interest rate swaps	137	—
Deferred income taxes	—	344

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
December 31, 2008 and September 30, 2008 December, 2007	1,191	1,191
Additional paid-in capital	12,719	12,561
Retained earnings	2,589	4,173
Accumulated other comprehensive income (loss)	24	(130)

Total shareholders’ equity	16,523	17,795

Total liabilities and shareholders’ equity	$36,415	$40,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Service revenue	$5,987	$8,035
Product revenue	2,089	2,530
Total revenue	8,076	10,565

Cost of service revenue	5,288	5,445
Cost of product revenue	741	1,034
Total cost of revenue	6,029	6,479

Gross profit	2,047	4,086
Operating expenses:
Selling	1,005	792
Research and development	205	188
General and administrative	2,390	1,819
Loss on sale of property and equipment	20	6
Total operating expenses	3,621	2,805

Operating income (loss)	(1,574)	1,281

Interest income	2	27
Interest expense	(392)	(248)
Other income	1	3
Income (loss) from continuing operations before income taxes	(1,963)	1,063

Income taxes (benefit)	(379)	476
Net income (loss) from continuing operations	$(1,584)	$587

Discontinued Operations (Note 5)
Loss from discontinued operations before income taxes	$—	$(995)
Tax benefit	—	392
Net loss from discontinued operations after income taxes	$—	$(603)

Net loss	$(1,584)	$(16)

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.32)	$0.12
Net loss per share from discontinued operations	(0.00)	(0.12)
Basic net loss per share	$(0.32)	$(0.00)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.32)	$0.12
Net loss per share from discontinued operations	(0.00)	(0.12)
Diluted net loss per share	$(0.32)	$(0.00)

Weighted common shares outstanding:
Basic	4,915	4,910
Diluted	4,915	5,036

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Operating activities:
Net loss	$(1,584)	$(16)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Net loss from discontinued operations	—	603
Depreciation and amortization	680	713
Employee stock compensation expense	158	110
Bad debt expense	1	1
Loss on interest rate swap	137	—
Loss on sale of property and equipment	20	6
Deferred income taxes	(377)	—
Changes in operating assets and liabilities:
Accounts receivable	2,920	336
Inventories	(12)	(28)
Refundable income taxes	—	630
Prepaid expenses and other assets	99	110
Accounts payable	(997)	991
Accrued expenses	(128)	(792)
Customer advances	(652)	49
Net cash provided by continuing operating activities	265	2,713

Investing activities:
Capital expenditures	(304)	(706)
Proceeds from sale of property and equipment	—	1
Net cash used by continuing investing activities	(304)	(705)

Financing activities:
Payments of long-term debt	(120)	(4,560)
Borrowings on long-term debt	—	1,400
Payments on revolving line of credit	(4,668)	—
Borrowings on revolving line of credit	4,292	—
Payments on capital lease obligations	(174)	(139)
Net proceeds from the exercise of stock options	—	13
Net cash used by continuing financing activities	(670)	(3,286)

Cash Flow of Discontinued Operations:
Cash provided (used) by operating activities	558	(734)
Net cash used by investing activities	—	(143)
Net cash provided (used) by discontinued operations	558	(877)

Effect of exchange rate changes	267	(41)

Net increase (decrease) in cash and cash equivalents	116	(2,196)
Cash and cash equivalents at beginning of period	335	2,837
Cash and cash equivalents at end of period	$451	$641

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2008.  In the opinion of management, the condensed consolidated financial statements for the three  months ended December 31, 2008 and 2007 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2008. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on net loss for the period previously reported.  The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results for the year ending September 30, 2009.

2.	STOCK-BASED COMPENSATION

At December 31, 2008, we had the 2008 Stock Option Plan (“the Plan”), used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  This Plan replaced the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised).  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.   The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  During the first three months of fiscal 2009, we granted 60 options to newly hired employees in connection with their employment agreements.  Stock based compensation expense for the three months ended December 31, 2008 and 2007 was $158 and $148 with tax benefits of $0 and $38, respectively.

A summary of our stock option activity for the three months ended December 31, 2008 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2008	754	$6.06	$3.50
Exercised	-	$-	$-
Granted	60	$4.07	$2.73
Terminated	(148)	$5.67	$3.60
Outstanding - December 31, 2008	666	$5.97	$3.40

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the current quarter ended December 31, 2008 as they are anti-dilutive.

The following table reconciles our computation of basic income (loss) per share from continuing operations to diluted income (loss) per share from continuing operations:

	Three Months Ended December 31,
	2008	2007
Basic net income(loss) per share from continuing operations:

Net income (loss) applicable to common shareholders	$(1,584)	$587

Weighted average common shares outstanding	4,915	4,910

Basic net income (loss) per share from continuing operations	$(0.32)	$0.12

Diluted net income (loss) per share from continuing operations:

Diluted net income (loss) applicable to common shareholders	$(1,584)	$587

Weighted average common shares outstanding	4,915	4,910

Dilutive stock options/shares	—	126

Diluted weighted average common shares outstanding	4,915	5,036

Diluted net income (loss) per share from continuing operations	$(0.32)	$0.12

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2008	September 30, 2008

Raw materials	$1,746	$1,748
Work in progress	176	202
Finished goods	274	234
	$2,196	$2,184

5.	DISCONTINUED OPERATIONS

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

Accordingly, in the accompanying condensed consolidated statements of operations and cash flows we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal periods.  The loss from discontinued operations in the prior year period reflects the operating loss of the CPRU.  The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid within the current fiscal year.  These expenditures relate mostly to normal operating expenses accrued at the time of sale, but yet to be paid.  The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials.  The CPRU was previously included in our Services segment.

Condensed Statements of Operations from Discontinued Operations

	Three Months Ended December 31,
	2008	2007
Net Sales	$—	$887
Loss before income taxes and disposal	—	(995)
Loss on disposal	—	—
Loss from operations before tax benefit	—	(995)
Income tax benefit	—	392
Net loss	$—	$(603)

Summary Balance Sheets of Discontinued Operations

	December 31, 2008	September 30, 2008

Receivables, net of allowance for doubtful accounts	$28	$346
Other current assets	37	283
Total assets	$65	$629
Accounts payable, accrued liabilities and other liabilities	35	41
Equity	30	588
Total liabilities and equity	$65	$629

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.  Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2008.  As a result of the sale of our CPRU described in Note 5, the segment information reflects the operating results by segment for only continuing operations.

	Three Months Ended December 31,
	2008	2007
Revenue:
Service	$5,987	$8,035
Product	2,089	2,530
	$8,076	$10,565

Operating income (loss) from continuing operations:
Service	$(1,311)	$940
Product	(263)	341
	$(1,574)	$1,281

7.	INCOME TAXES

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

On October 1, 2007, we recorded a $183 liability for uncertain income tax positions, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48.  Upon further analysis of our opening liability accounts, we determined that our recorded liability on October 1, 2007 was $102 greater than our exposure for uncertain tax positions.  Accordingly, we revised our original adjustment and recorded a reduction in tax liability and increase in retained earnings to properly record our adoption of FIN 48 in fiscal 2008. During the three months ended December 31, 2008, there were no changes to our FIN 48 reserve.  Thus, our reserve for uncertain income tax positions at December 31, 2008 remains at $473.  This liability is classified as a current liability in the condensed consolidated balance sheet based on the timing of when we expect each of the items to be settled.

Our unrecognized tax liability is related to certain state income tax issues.  Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions will be resolved upon the conclusion of state tax audits. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.  We recognize interest and/or penalties related to income tax matters in income tax expense.   We did not have any amounts accrued for interest and penalties at December 31, 2008.  We file income tax returns in the U.S., several U.S. States, and the foreign jurisdiction of the United Kingdom.  The following tax years remain open to regulatory examination as of December 31, 2008 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2004-2008
United Kingdom	2001-2008

8.	DEBT

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points and requires monthly payments of approximately $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,700 of our mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of the prior fiscal year.  We entered into interest rate swap agreements with respect to this loan to fix the interest rate at 6.1%.  We entered into the derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  As a result of recent declines in short term interest rates, the swaps had a fair value to the bank of $137 at December 31, 2008, which was recorded in our condensed consolidated financial statements as interest expense and long term liability.  The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year.

The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with National City Bank (“National City”), which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loan, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement. The Agreement contains cross-default provisions with our mortgages and other borrowings.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of December 31, 2008, we had $3,094 of total borrowing capacity, of which $1,647 was outstanding.  Borrowings bear interest at a variable rate based on either (a) the London Interbank Offer Rate (LIBOR) or (b) a base rate determined by the bank’s prime rate, in either case, plus an applicable margin, as defined in the Agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. The interest rate at December 31, 2008 was 3.87%.  We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additionally, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Agreement and the Regions loans both contain cross-default provisions.  As of December 19, 2008, the bank agreed to amend certain of our loan covenant requirements because we were not in compliance with our tangible net worth requirement at September 30, 2008.  In addition, at December 31, 2008, we were not in compliance with our fixed charge coverage ratio and debt service coverage ratio requirements.   As of February 17, 2009, Regions bank agreed to waive the requirement  as evidenced in Exhibit 10.7 filed with this quarterly report on Form 10-Q. National City, as of the filing date of this Form 10-Q, has not been able to complete its review. If National City does not grant this waiver and were to issue a notice of default under the terms of the credit agreement, we would face acceleration of the debt owed to them. Such acceleration would require us to seek alternative financing which may not be available in a timely manner or at all. Failure to obtain alternative sources of financing in these circumstances would severely impair our ability to continue operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2008. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

Due to the sale of our clinical research unit in June 2008, the following analysis will focus only on continuing operations. (Amounts are in thousands, unless otherwise indicated.)

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

Our primary market, the contract research organization (“CRO”) market, is under pressure. Since the end of the fiscal year ended on September 30, 2008, we have observed that drug development companies have reduced their spending on CRO services.  We believe that this change is largely in response to the global economic and credit market situations.  The outcome of these negative factors and their full impact on our future performance are not known at this time, but we believe they had a negative impact on our revenues in the first quarter of fiscal 2009 and will continue to have a negative effect on our financial results through our second quarter of fiscal 2009.

Although the prior fiscal year did not see large mergers in either the pharmaceutical or CRO industries,  in the current fiscal year, Pfizer and Lilly have announced significant acquisitions indicating that consolidation continues in the market for CRO services. We believe that consolidation of the CRO sector will continue to be a factor in our markets.  As consolidation continues in the CRO sector, competition among remaining companies continues to be more intense and our operating results could be adversely affected.

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to capacity and have instituted a freeze on capital expenditures, sustained growth will require additional investment in future periods.  Our financial position and debt covenants could limit our ability to make such investments.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. We may have a future impairment of goodwill for the UK reporting unit if future losses exceed expectations.  We will evaluate this possibility quarterly in the current fiscal year. The value of goodwill at our UK reporting unit at December 31, 2008 was $472. At December 31, 2008, recorded goodwill was $1,855, and the net balance of other intangible assets was $136.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $158 and $148 during the three months ended December 31, 2008 and 2007, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2009 and future periods.

Income Taxes

As described in Note 7 to these condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.

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

On October 1, 2007, we recorded a $183 additional liability for uncertain income tax positions for a total liability of $240, which was accounted for as a reduction to retained earnings, for the cumulative effect change of adopting FIN 48.  Upon further analysis of our opening liability accounts, we determined that our recorded liability on October 1, 2007 was $102 greater than our FIN 48 liability for uncertain tax positions.  Accordingly, we revised our original adjustment and recorded a reduction in tax liability and increase in retained earnings to properly record our estimate of FIN 48 exposure in fiscal 2008.

During the three months ended December 31, 2008, there were no changes in our FIN 48 reserve.  Thus, our reserve for uncertain income tax positions at December 31, 2008 remains at $473.  This reserve is classified as a current liability in the condensed consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues from continuing operations:

	Three Months Ended December 31,
	2008	2007
Service revenue	74.1%	76.1%
Product revenue	25.9	23.9
Total revenue	100.0	100.0

Cost of service revenue (a)	88.3	67.8
Cost of product revenue (a)	35.5	40.9
Total cost of revenue	74.7	61.3

Gross profit	25.3	38.7

Total operating expenses	44.8	26.5

Operating income (loss)	(19.5)	12.2

Other expense	(4.8)	(2.1)

Income (loss) from continuing operations before income taxes	(24.3)	10.1

Income tax provision (benefit)	(4.7)	4.5
Net income (loss) from continuing operations	(19.6)%	5.6%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2008 decreased 23.6% to $8,076 compared to $10,565 for the same period last year.

Our Service revenue decreased 25.5% to $5,987 in the current quarter compared to $8,035 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $816, a 19.4% decrease from the same quarter in fiscal 2008, due to study delays by clients and decreases in new bookings.  Toxicology revenues decreased $978 or 34.3% over the prior year period.  Study delays and cancellations contributed to the decline for the toxicology group as well. Partially offsetting these decreases was an increase in pharmaceutical analysis revenues of $89 or 17.4% over the prior year period.

Sales in our Products segment decreased 17.4% from $2,530 to $2,089 when compared to the same period in the prior year.  The majority of the decrease stems from sales of our Culex automated in vivo sampling systems, which declined $815, or 47.1%.   Slightly offsetting the decline was an increase in sales of our more mature analytical products of $225 or 32.0% over the same period last year.

Cost of Revenues

Cost of revenues for the current quarter was $6,029 or 74.7% of revenue, compared to $6,479, or 61.3% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 88.3% in the current quarter from 67.8% in the comparable period last year.  The principal cause of this increase was the decline in sales which led to lower absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter decreased to 35.5% from 40.9% in the prior year quarter.   This decrease is due to the decline in sales and related increased absorption of manufacturing costs into inventory.

Operating Expenses

Selling expenses for the three months ended December 31, 2008 increased 26.9% to $1,005 from $792 for the comparable period last year.  This increase was primarily driven by expanded sales efforts and new hires in both our West Lafayette and UK facilities along with increased marketing and advertising efforts.

Research and development expenses for the first quarter of fiscal 2009 increased 9.0% over the comparable period last year to $205 from $188.  The increase was partially due to spending for temporary labor utilized in our continued effort on the development of a new product funded by an NIH grant.

General and administrative expenses for the current quarter increased 31.4% to $2,390 from $1,819 for the prior year period.  The increase is mainly due to the following:  1) expenses for attracting and hiring new management personnel in our West Lafayette and UK facilities; 2) severance expenses for former employees of the Company; and 3) foreign currency losses related to the decline of the pound sterling relative to the U.S. dollar.

Other Income (Expense)

Other expense for the current quarter increased to $390 from $218 for the same quarter of the prior year. The primary reason for the increase was a $137 non-cash charge on our interest rate swaps due to the decline in short term interest rates.

Income Taxes

Our effective tax rate for the quarter ended December 31, 2008 was a benefit of 19.3% compared to expense of 44.8% for the prior year period.  The principal reason for the decreased effective rate was the loss from continuing operations in the current quarter, including a loss from foreign operations on which no income tax benefit was recognized.

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

Accordingly, in the condensed consolidated statements of operations and cash flows, we have segregated the results of the CPRU as discontinued operations for the prior fiscal year.  The loss from discontinued operations in the prior fiscal year reflects the results of operations of the CPRU through the first three months of fiscal 2008.  The remaining estimated cash expenditures related to this unit are recorded as current liabilities of discontinued operations, since they are expected to be paid within fiscal year 2009.  These expenditures relate mostly to normal operating expenses accrued at the time of sale, but yet to be paid.  The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2008, we had cash and cash equivalents of $451, compared to cash and cash equivalents of $335 at September 30, 2008.

Net cash provided by continuing operating activities was $265 for the three months ended December 31, 2008 compared to $2,713 for the three months ended December 31, 2007.  The decrease in cash provided by continuing operating activities in the current fiscal quarter partially results from a decrease in earnings from continuing operations as well as decreases in accounts payable of $997 and customer advances of $652.  These were partially offset by a decrease in accounts receivable of $2,920.  Also included in operating activities for the first quarter of fiscal 2009 is the non-cash loss of $137 recorded to reflect the fair value of our interest rate swaps.  The impact on operating cash flow of other changes in working capital was not material.

The decline in cash generated from operations, which is our primary source of cash, relates to our current operating loss. We experienced an operating loss in the first quarter of fiscal 2009 as compared to operating income in the prior year period as a result of a 24% year-to-date reduction in sales and a 30% increase in selling, general and administrative costs, which both significantly reduced our cash flow from operations.  The decline in sales was due to both a decrease in new bookings and delays by sponsors on projects previously booked.  We anticipate that this impact on our cash flow from operations will continue through our second quarter of fiscal 2009.  The increase in selling, general and administrative costs in the first quarter of fiscal 2009 included one-time costs, such as severance for employees, recruiting fees for replacing former officers and marketing and advertising costs associated with our new marketing plan and branding.  We do not expect these costs to continue into our second fiscal quarter of 2009.  Whether we have additional currency translation costs depends on the strength  of the pound sterling relative to the U.S dollar. Changes in the rates for the pound sterling require us to revalue dollar denominated debt of our UK subsidiary.

In January 2009, we completed a reduction in force through both attrition and terminations, which we expect to reduce our annual compensation expense by approximately 12%.  This reduction impacted all areas of operations.

Failure to improve our cash flow from operations could severely restrict our ability to fund our operations with bank borrowings.  If additional sources of funding are utilized, it is likely to be increasingly expensive and/or dilutive to current shareholders, if available at all.

 Investing activities used $304 in the first quarter of fiscal 2009 mainly due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.

Financing activities used $670 in the first three months of fiscal 2009 as compared to $3,286 used for the first three months of fiscal 2008. The main use of cash in the first quarter of fiscal 2009 was for long term debt and capital lease payments of $294 as well as net payments on our line of credit of $376.  In the first quarter of fiscal 2008, we repaid the balance of our subordinated debt, approximately $4,500, which was partially offset by $1,400 of additional borrowings.

Since the acquisition of the Baltimore clinic in fiscal 2003, we had consistently experienced negative cash flows from that operation.  With the sale of that operation on June 30, 2008, we eliminated a significant drain on operating cash flows, which should result in improved future liquidity.  During the three months ended December 31, 2008, cash provided by operating activities for discontinued operations of $558 is mainly due to the collection of outstanding receivables.

Capital Resources

We amended our revolving credit facility with National City Bank (“National City”) in October 2007, reducing our line of credit to $5,000 from $6,000 as we did not have qualifying assets sufficient to borrow the higher amount and were paying fees on amounts we could not use.  We also have mortgage notes payable to another bank aggregating approximately $9,100. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. These credit agreements contain cross-default provisions. Further details of each debt issue are discussed in our Annual Report on Form 10-K for the year ended September 30, 2008.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,700 of mortgages on these facilities. A portion of the $1,400 loan was used to repay our subordinated debt of approximately $4,500 during the first quarter of the prior fiscal year while existing cash on hand made up the balance of the payment.  We entered into interest rate swap agreements with respect to this loan to fix the interest rate at 6.1%.  We entered into the derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  As a result of recent declines in short term interest rates, the swaps had a fair value to the bank of $137 at December 31, 2008, which was recorded in our condensed consolidated financial statements as interest expense and long term liability.  The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year.

The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility to finance working capital and only necessary capital expenditures since we instituted a freeze on capital expenditures.  As of December 31, 2008, we had $3,094 of total borrowing capacity, of which $1,647 was outstanding, and $451 of cash on hand.  The decrease in our total borrowing capacity from the fiscal year 2008 ended September 30, 2008 was due to several factors.  Declining sales in the first quarter of fiscal 2009 led to a lower accounts receivable balance, which reduces the total borrowing capacity.  As discussed above, we expect the sales decline due to lower new bookings and sponsor delays to continue through the second quarter of fiscal 2009. Accounts receivable is also expected to decline during the same period, which could lower our total borrowing capacity.

The covenants in our revolving credit facility with National City require the maintenance of a minimum level of tangible net worth and certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  Both agreements contain cross-default provisions that are triggered by acceleration of amounts due.  As of September 30, 2008, we were not in compliance with the minimum tangible net worth covenant in the National City agreement.  On December 19, 2008, National City agreed to waive our non-compliance with that covenant and to amend it for future periods.  At December 31, 2008, we were not in compliance with our fixed charge coverage ratio and debt service coverage ratio requirements under both the National City and Regions facilities.   As of February 17, 2009, Regions bank agreed to waive the requirement to comply with the fixed charge coverage covenant through our second fiscal quarter ending March 31, 2009, as evidenced in Exhibit 10.7 filed with this quarterly report on Form 10-Q.  As of the filing date of this Form 10-Q, we are in discussions with National City regarding a waiver of the covenant breach, but National City has not been able to complete its review. While our discussions regarding a waiver have been constructive, it is possible that National City may not grant a waiver or may condition its waiver on changes to the credit agreement which may further limit our borrowing availability or significantly increase our interest expense and limit our ability to fund operations or pay outstanding indebtedness.  Under the terms of the credit agreement, the covenant breach does not result in a default unless National City provides us written notice that it is declaring a default.  If a default is declared, National City could require the Company to immediately repay all amounts outstanding under the credit agreement.  In addition, if we are unable to repay National City upon an acceleration of payments, we would be in default under the Regions loan agreement, entitling Regions to accelerate that debt as well.  This would have a material adverse effect on our financial condition, liquidity and operations.  Acceleration of repayment of our outstanding debt would require us to seek other sources of financing which may not be available to us in a timely manner, on acceptable terms or at all.  Failure to obtain alternative sources of financing in these circumstances would severely impair our ability to continue operations

With the decrease in cash flow from operations discussed above, we may face additional situations during fiscal 2009 in which we are not in compliance with at least one covenant requirement, requiring us to obtain a waiver from the bank at that time.  If that situation arises, we will face having to deal with our lending banks again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

U.S. and global market and economic conditions continue to be disrupted and volatile, and the disruption has been particularly acute in the financial sector. The cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.  Our line of credit expires in December 2009.  Continued disruption in U.S. and global markets, which has adversely affected our cash flow from operations, could adversely affect our ability to renew this line of credit and any renewed line of credit may be under terms that are not as favorable as the current line of credit.  This situation, coupled with the recent decline in our cash flow from operations, the current credit markets’ situation and our inability to obtain financing on favorable terms, may have a material adverse effect on our results of operations and business in the current fiscal year.

ITEM 4 - CONTROLS AND PROCEDURES

During the preparation of the consolidated financial statements for the year ended September 30, 2008, we identified differences in the amounts of deferred and refundable income taxes in our books and records as compared to the amounts included in our income tax returns.    To verify the amount and the nature of the difference, we elected to delay the filing of our annual report on Form 10-K. We concluded that the difference was related to an overstatement of our unrecognized tax liability and the related error in recording our liability for uncertain tax positions upon our adoption of FIN 48 on October 1, 2007, the beginning of our previous fiscal year.  The failure to identify this difference and resulting error in adopting FIN 48 through our normal financial statement preparation process caused us to conclude that we had a material weakness in our accounting for income taxes and that our internal controls over financial reporting were not effective as of September 30, 2008.  To prevent a recurrence of similar errors in future years, we plan to implement commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.  As of December 31, 2008, we had not yet implemented this software.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 due to the difference described above and because we have not implemented, as of December 31, 2008, a commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.   There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

Noncompliance with debt covenants contained in our credit agreements that could adversely affect our ability to borrow under our credit agreements and could, ultimately render a substantial portion of our outstanding indebtedness immediately due and payable.

Certain of the Company’s credit agreements contain certain affirmative and negative financial covenants and which the Company expects will be difficult to comply with based on the Company’s current and expected financial condition and results of operations. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to remedy any default within any allotted cure period or obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due the lenders could be permitted to proceed against their collateral. The election to exercise any such remedy could have a material adverse effect on our business and financial condition.

The Company’s inability to repay or refinance its revolving line of credit which expires in December, 2009.

Our revolving line of credit expires in December, 2009.  If we cannot generate sufficient cash to repay that debt, or are unable to refinance all or a portion of such debt at times, and or terms, which are acceptable to us, we may have to take such actions as reducing or delaying capital investments, selling assets, restructuring or refinancing our debt or seeking additional capital through alternative sources. Any of these actions may not be able to be affected on commercially reasonable terms, or at all. In addition, our various credit agreements, which contain certain affirmative and negative financial and operating covenants, may restrict us from adopting any one or more of these alternatives. Our inability to repay or refinance our debt maturing during the next twelve months, or the violation of any covenants which may impair, restrict or limit our ability to do so, could have a material adverse effect on our financial condition and results of operations.

You should also carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

PART II

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (filed herewith).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	10.1
Severance Agreement and Release of All Claims between Edward M. Chait and Bioanalytical Systems, Inc., dated November 7, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended September 30, 2008).

	10.2	Employment Agreement between Jon Brewer and Bioanalytical Systems, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 26, 2008).

	10.3
Employee Incentive Stock Option Agreement between Jon Brewer and Bioanalytical Systems, Inc., dated October 1, 2008 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2008).

	10.4	Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008).

	10.5
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended September 30, 2008).

	10.6
Waiver letter, dated December 19, 2008, from National City Bank regarding the Second Amendment to Amended and Restated Credit Agreement by and between Bioanalytical Systems, Inc. and National City Bank (incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 2008).

	10.7	Waiver letter, dated February 17, 2009, from Regions Bank (filed herewith).

(31)	31.1	Certification of Richard M. Shepperd (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC. (Registrant)
Date: February 23, 2009	By: /s/ Richard M. Shepperd
Richard M. Shepperd President and Chief Executive Officer
Date: February 23, 2009	By: /s/ Michael R. Cox
Michael R. Cox Vice President, Finance and Administration, Chief Financial Officer and Treasurer