Form 10-Q
period 2009-03-31
BIOANALYTICAL SYSTEMS INC
filed 2009-05-18
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
YES ☒        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO ☒

As of May 1, 2009, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300	$335
Accounts receivable
Trade	4,416	6,705
Unbilled revenues and other	1,592	2,653
Inventories	2,028	2,184
Deferred income taxes	516	516
Refundable income taxes	677	1,283
Prepaid expenses	722	639
Current assets of discontinued operations	65	629
Total current assets	10,316	14,944

Property and equipment, net	22,276	23,135
Deferred income taxes	651	—
Goodwill	1,855	1,855
Intangible assets, net	129	144
Debt issue costs	153	177
Other assets	89	92
Total assets	$35,469	$40,347

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,952	$2,209
Accrued expenses	1,985	2,061
Customer advances	3,405	4,032
Income tax accruals	473	473
Revolving line of credit	1,678	2,023
Current portion of capital lease obligation	737	720
Current portion of long-term debt	507	491
Current liabilities of discontinued operations	10	41
Total current liabilities	10,747	12,050

Capital lease obligation, less current portion	1,075	1,443
Long-term debt, less current portion	8,455	8,715
Fair value of interest rate swaps	131	—
Deferred income taxes	—	344

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
March 31, 2009 and September 30, 2008 December, 2007	1,191	1,191
Additional paid-in capital	12,870	12,561
Retained earnings	758	4,173
Accumulated other comprehensive income (loss)	242	(130)
Total shareholders’ equity	15,061	17,795
Total liabilities and shareholders’ equity	$35,469	$40,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service revenue	$5,322	$8,550	$11,310	$16,584
Product revenue	1,744	1,751	3,833	4,281
Total revenue	7,066	10,301	15,143	20,865

Cost of service revenue	5,276	5,663	10,564	11,108
Cost of product revenue	918	680	1,660	1,714
Total cost of revenue	6,194	6,343	12,224	12,822

Gross profit	872	3,958	2,919	8,043
Operating expenses:
Selling	829	875	1,835	1,666
Research and development	213	183	418	371
General and administrative	2,030	1,853	4,440	3,678
Total operating expenses	3,072	2,911	6,693	5,715

Operating income (loss)	(2,200)	1,047	(3,774)	2,328

Interest expense	(249)	(202)	(641)	(450)
Other income	—	2	3	33
Income (loss) from continuing operations before income taxes	(2,449)	847	(4,412)	1,911

Income taxes (benefit)	(618)	415	(997)	892
Net income (loss) from continuing operations	$(1,831)	$432	$(3,415)	$1,019

Discontinued Operations (Note 5)
Loss from discontinued operations before income taxes	$—	$(936)	$—	$(1,931)
Tax benefit	—	368	—	760
Net loss from discontinued operations	$—	$(568)	$—	$(1,171)

Net loss	$(1,831)	$(136)	$(3,415)	$(152)

Basic net income (loss) per share:
Net income(loss) per share from continuing operations	$(0.37)	$0.09	$(0.69)	$0.21
Net loss per share from discontinued operations	—	(0.12)	—	(0.24)
Basic net loss per share	$(0.37)	$(0.03)	$(0.69)	$(0.03)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.37)	$0.09	$(0.69)	$0.20
Net loss per share from discontinued operations	—	(0.12)	—	(0.23)
Diluted net loss per share	$(0.37)	$(0.03)	$(0.69)	$(0.03)

Weighted common shares outstanding:
Basic	4,915	4,912	4,915	4,914
Diluted	4,915	4,987	4,915	5,009

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(3,415)	$(152)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Net loss from discontinued operations	—	1,171
Depreciation and amortization	1,340	1,427
Employee stock compensation expense	309	226
Bad debt expense	53	22
Loss on interest rate swap	131	—
Loss on sale of property and equipment	21	7
Deferred income taxes	(995)	—
Changes in operating assets and liabilities:
Accounts receivable	3,297	60
Inventories	156	(153)
Refundable income taxes	605	531
Prepaid expenses and other assets	(81)	(122)
Accounts payable	(257)	397
Accrued expenses	(76)	(1,282)
Customer advances	(627)	135
Net cash provided by continuing operating activities	461	2,267

Investing activities:
Capital expenditures, net of proceeds from sale of property and equipment	(584)	(1,121)
Net cash used by continuing investing activities	(584)	(1,121)

Financing activities:
Payments of long-term debt	(244)	(4,642)
Borrowings on long-term debt	—	1,400
Payments on revolving line of credit	(8,916)	(3,669)
Borrowings on revolving line of credit	8,571	5,584
Payments on capital lease obligations	(351)	(289)
Net proceeds from the exercise of stock options	—	13
Net cash used by continuing financing activities	(940)	(1,603)

Cash Flow of Discontinued Operations:
Cash provided (used) by operating activities	533	(200)
Net cash used by investing activities	—	(1,686)
Net cash provided (used) by discontinued operations	533	(1,886)

Effect of exchange rate changes	495	(29)

Net decrease in cash and cash equivalents	(35)	(2,372)
Cash and cash equivalents at beginning of period	335	2,837
Cash and cash equivalents at end of period	$300	$465

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2008.  In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2009 and 2008 include all adjustments necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2009. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2009 presentation. These reclassifications had no impact on net loss for the period previously reported.  The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results for the year ending September 30, 2009.

2.	STOCK-BASED COMPENSATION

At March 31, 2009, we had the 2008 Stock Option Plan (“the Plan”), used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  This Plan replaced the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised).  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  During the first six months of fiscal 2009, we granted 60 options to newly hired employees in connection with their employment agreements.  Stock based compensation expense for the three and six months ended March 31, 2009 was $151 and $309 with no tax benefits.  Stock based compensation expense for the three and six months ended March 31, 2008 was $155 and $303 with tax benefits of $38 and $77, respectively.

A summary of our stock option activity for the six months ended March 31, 2009 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2008	754	$6.06	$3.50
Granted	60	$4.07	$2.73
Terminated	(148)	$5.67	$3.60
Outstanding - December 31, 2008	666	$5.97	$3.40
Terminated	(26)	$5.29	$3.62
Outstanding - March 31, 2009	640	$6.00	$3.39

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the three and six months ended March 31, 2009 as they are anti-dilutive.

The following table reconciles our computation of basic income (loss) per share from continuing operations to diluted income (loss) per share from continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Basic net income (loss) per share from continuing operations:
Net income (loss) applicable to common shareholders	$(1,831)	$432	$(3,415)	$1,019
Weighted average common shares outstanding	4,915	4,912	4,915	4,914
Basic net income (loss) per share from continuing operations	$(0.37)	$0.09	$(0.69)	$0.21

Diluted net income (loss) per share from continuing operations:
Diluted net income (loss) applicable to common shareholders	$(1,831)	$432	$(3,415)	$1,019
Weighted average common shares outstanding	4,915	4,912	4,915	4,914
Dilutive stock options/shares	—	75	—	95
Diluted weighted average common shares outstanding	4,915	4,987	4,915	5,009

Diluted net income (loss) per share from continuing operations	$(0.37)	$0.09	$(0.69)	$0.20

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2009	September 30, 2008

Raw materials	$1,597	$1,748
Work in progress	201	202
Finished goods	230	234
	$2,028	$2,184

5.	DISCONTINUED OPERATIONS

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

Condensed Statements of Operations from Discontinued Operations

(in thousands)	Three Months ended March 31, 2008	Six Months ended March 31, 2008
Net Sales	$730	$1,617
Loss from operations before tax benefit	(936)	(1,931)
Income tax benefit	368	760
Net loss	$(568)	$(1,171)

Summary Balance Sheets of Discontinued Operations

	March 31, 2009	September 30, 2008

Receivables, net of allowance for doubtful accounts	$28	$346
Other current assets	37	283
Total assets	$65	$629
Accounts payable, accrued liabilities and equity	$65	$629

6.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Service	$5,322	$8,550	$11,310	$16,584
Product	1,744	1,751	3,833	4,281
	$7,066	$10,301	$15,143	$20,865

Operating income (loss) from continuing operations:
Service	$(1,735)	$930	$(3,050)	$1,884
Product	(465)	117	(724)	444
	$(2,200)	$1,047	$(3,774)	$2,328

7.	INCOME TAXES

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

During the three and six months ended March 31, 2009, there were no changes to our reserve for uncertain income tax positions.  Our reserve for uncertain income tax positions at March 31, 2009 and September 30, 2008 is $473.  This liability is classified as a current liability in the condensed consolidated balance sheet based on the timing of when we expect each of the items to be settled.

Our unrecognized tax liability is related to certain state income tax issues.  Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions will be resolved upon the conclusion of state tax audits. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.  We recognize interest and/or penalties related to income tax matters in income tax expense.   We did not have any amounts accrued for interest and penalties at March 31, 2009.  We file income tax returns in the U.S., several U.S. States, and the United Kingdom.  The following tax years remain open to regulatory examination as of March 31, 2009 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and State	2004-2008
United Kingdom	2001-2008

8.	DEBT

Term Loan

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to the London Interbank Offer Rate (“LIBOR”) plus 215 basis points and requires monthly payments of approximately $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,700 of additional mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of the prior fiscal year.  We entered into interest rate swap agreements with respect to these loans to fix the interest rate at 6.1%.

Effective October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) in order to account for the fair value of the interest rate swaps in our condensed consolidated financial statements. The fair value of the swap was determined with a level two analysis. As a result of recent declines in short term interest rates, the swaps had a negative fair value of $131 at March 31, 2009, compared to $0 at September 30, 2008, which was recorded in our condensed consolidated financial statements as interest expense and long term liability. The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year. The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans both contain cross-default provisions with each other and with the revolving line of credit with National City Bank described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions agreed to waive our violation of our fixed charge coverage ratio covenant through the end of our second fiscal quarter of the current year. On May 18, 2009, Regions agreed to amend the computations and requirements for the fixed charge coverage ratios through December 31, 2009, as evidenced in Exhibit 10.3 filed with this quarterly report on Form 10-Q. After the date, the computation of the fixed charge covenant ratio will revert to the original agreement.

As discussed below, we are in violation of certain financial covenants in our revolving line of credit with National City Bank (“National City”).  If National City declares a default, they could require us to immediately repay all amounts outstanding under that credit agreement.  If we are unable to repay National City upon an acceleration of payments, we would be in default under both of our Regions loan agreements, entitling Regions to accelerate that debt as well.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with National City, which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement.

Our Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $5,000. As of March 31, 2009, we had $2,706 of total borrowing capacity, of which $1,678 was outstanding.  Borrowings bear interest at a variable rate based on either (a) LIBOR or (b) a base rate determined by the bank’s prime rate, in either case, plus an applicable margin, as defined in the Agreement. The applicable margin for borrowings under the line of credit ranges from 0.00% to 0.50% for base rate borrowings and 1.50% to 3.00% for LIBOR borrowings, subject to adjustment based on the average availability under the line of credit. The interest rate at March 31, 2009 was 3.87%.  We also pay commitment fees on the unused portions of the line of credit ranging from 0.20% - 0.30%. All interest and fees are paid monthly.

The covenants in the Agreement require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. The Agreement contains cross-default provisions with the Regions loans.  As of December 19, 2008, National City agreed to amend certain of our loan covenant requirements because we were not in compliance with our tangible net worth requirement at September 30, 2008.  At December 31, 2008, we were not in compliance with our fixed charge coverage ratio and debt service coverage ratio requirements in the Agreement.  At March 31, 2009, we were not in compliance with our fixed charge coverage ratio and debt service coverage ratio and tangible net worth requirements under the Agreement.  As of the date of filing this quarterly report on Form 10-Q, National City has not waived any of the covenant violations that existed at December 31, 2008 or March 31, 2009.

We are in continuing discussions with National City with respect to our noncompliance with these financial covenants.  Under the terms of the Agreement, the covenant breach does not result in a default unless National City provides us written notice that it is declaring a default.  If National City declares a default, National City could refuse to make further advances and require us to immediately repay all amounts outstanding under the Agreement.  As described above, if we are unable to repay National City upon an acceleration of payments, we would be in default under both of our Regions loan agreements, entitling Regions to accelerate that debt as well.  This would have a material adverse effect on our financial condition, liquidity and operations.  A refusal to advance or an acceleration of repayment of our outstanding debt would require us to seek other sources of financing which may not be available to us in a timely manner, on acceptable terms, or at all. Failure to obtain alternative sources of financing in these circumstances would severely impair our ability to continue operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Part II, Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended September 30, 2008. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could fail to project actual events, and as a result, the forward-looking statements based upon those assumptions could prove to be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

Due to the sale of our clinical research unit in June 2008, the following analysis will focus only on continuing operations. (Amounts are in thousands, unless otherwise indicated.)

General

The Company provides contract development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. Our services offer an efficient, variable cost alternative to augment our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established addition to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  The Company has been involved in research to understand the underlying causes of central nervous system disorders, diabetes, osteoporosis and other diseases since its formation in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule through large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, and toxicology to make the services and products we provide valuable to our current and potential clients. Scientists engaged in analytical chemistry, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies are our principal clients.

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  We believe these actions are largely in response to the global economic recession and related financial crisis.  The delays and reductions in spending by our customers have resulted in a significant negative impact on our revenues for the first half of fiscal 2009.  Although their duration is difficult to accurately predict, we currently anticipate the negative impact on our revenues to begin to lessen in our third quarter of fiscal 2009.

In marked contrast to fiscal 2008, the first half of fiscal 2009 has seen major announcements of large mergers in the pharmaceutical industry. Pfizer and Lilly have both announced significant acquisitions.  Also, Merck and Roche have recently announced mergers with Schering-Plough and Genentech, respectively. We believe that such merger and consolidation activity will affect the demand and competition for CRO services.  The additional competitive pressures could adversely affect our future operating results.

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to capacity and have instituted a freeze on capital expenditures, sustained growth will require additional investment in future periods.  Our financial position and debt agreements could limit our ability to make needed investments.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. At March 31, 2009, our market cap was below our current book value. If future operating losses exceed expectations, we may have an impairment of goodwill in the second half of our current fiscal year. Recorded goodwill was $1,855, and the net balance of other intangible assets was $129 at March 31, 2009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $151 and $309 during the three and six months ended March 31, 2009, respectively.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

During the three and six months ended March 31, 2009 and March 31, 2008, there were no changes in our reserve for uncertain income tax positions.  Our reserve for uncertain income tax positions at March 31, 2009 is $473.  This reserve is classified as a current liability in the condensed consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues from continuing operations:

	Three Months Ended March 31,			Six Months Ended March 31,
	2009		2008	2009		2008
Service revenue	75.3%		83.0%	74.7%		79.5%
Product revenue	24.7		17.0	25.3		20.5
Total revenue	100.0		100.0	100.0		100.0

Cost of service revenue (a)	99.1		66.2	93.4		67.0
Cost of product revenue (a)	52.7		38.8	43.3		40.0
Total cost of revenue	87.7		61.6	80.7		61.4

Gross profit	12.3		38.4	19.3		38.6

Total operating expenses	43.5		28.3	44.2		27.4

Operating income (loss)	(31.2)		10.1	(24.9)		11.2

Other expense	3.5		1.9	4.2		2.0

Income (loss) from continuing operations before income taxes	(34.7)		8.2	(29.1)		9.2

Income taxes (benefit)	(8.7)		4.0	(6.6)		4.3

Net income (loss) from continuing operations	(26.0	) %	4.2%	(22.5	) %	4.9%

(a) Percentage of service and product revenues, respectively

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2009 decreased 31.4% to $7,066 compared to $10,301 for the same period last year.

Our Service revenue decreased 37.8% to $5,322 in the current quarter compared to $8,550 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $1,409, a 29.8% decrease from the second quarter of fiscal 2008, mainly due to study delays by clients and decreases in new bookings.  The UK facility experienced a significant portion of the decline in bioanalytical analysis revenues, or $680. Toxicology revenues decreased $1,274 or 44.1% over the prior year period.  Study delays and cancellations contributed to the decline for the toxicology group as well.

Sales in our Products segment decreased slightly from $1,751 to $1,744.  The small variance stems from the product mix sold during the quarter. Sales of our Culex automated in vivo sampling systems increased $58 or 8.6% while sales of our more mature analytical products declined $149 or 17.2% over the same period last year.

Cost of Revenues

Cost of revenues for the current quarter was $6,194 or 87.7% of revenue, compared to $6,343, or 61.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 99.1% in the current quarter from 66.2% in the comparable quarter last year.  The principal cause of this increase was the decline in sales.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 52.7% from 38.8% in the prior year quarter.   This increase is mainly due to slow moving inventory identified in the current quarter of $162 charged as an increase to cost of products sold.

Operating Expenses

Selling expenses for the three months ended March 31, 2009 decreased 5.3% to $829 from $875 for the comparable period last year.  This decrease was primarily driven by salary decreases from the reduction in force and other departures as well as lower commissions due to the decline in sales.

Research and development expenses for the second quarter of fiscal 2009 increased 16.4% over the comparable period last year to $213 from $183.  The increase was partially due to severance accruals in the current quarter as well as spending for temporary labor utilized in our continued effort on the development of a new product funded by an NIH grant.

General and administrative expenses for the current quarter increased 9.6% to $2,030 from $1,853 for the prior year period.  The $177 increase is mainly due to the foreign currency decline of the pound sterling relative to the U.S. dollar.

Other Income (Expense)

Other expense for the current quarter increased to $249 from $200 for the same quarter of the prior year. The primary reasons for the increase are a non-cash charge on our interest rate swaps due to the decline in short term interest rates and interest on capital leases new in the third quarter of fiscal 2008.

Income Taxes

Our effective tax rate for the quarter ended March 31, 2009 was a benefit of 25.2% compared to expense of 49.0% for the prior year period.  The principal reason for the decreased effective rate was the loss from continuing operations in the current quarter, which included a loss from foreign operations for which no income tax benefit was recognized.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Service and Product Revenues

Revenues for the six months ended March 31, 2009 decreased 27.4% to $15,143 compared to $20,865 for the same period last year.

Our Service revenue decreased 31.8% to $11,310 in the first six months compared to $16,584 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $2,215, a 24.8% decrease from the same period in fiscal 2008, due to study delays by clients and decreases in new bookings during the current fiscal year.  Toxicology revenues decreased $2,253, or 39.3%, over the prior year period.  Study delays, cancellations and a decline in new orders contributed to the decline for the toxicology group as our customers react to the global recession and financial crisis.

Sales in our Products segment decreased 10.5% from $4,281 to $3,833 when compared to the same period in the prior year.  The majority of the decrease stems from sales of our Culex automated in vivo sampling system, which declined $747, or 31.2%.   Partially offsetting the decline was an increase in sales of our more mature analytical products of $81 or 5.1% over the same period last year.

Cost of Revenues

Cost of revenues for the first six months of fiscal 2009 was $12,224 or 80.7% of revenue, compared to $12,822, or 61.4% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 93.4% in the first six months of fiscal 2009 from 67.0% in the comparable period last year.  The principal cause of this increase was the decline in sales.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the six months ending March 31, 2009 increased to 43.3% from 40.0% in the prior year period.   This increase is mainly due to slow moving inventory identified in the current quarter of $162 charged as an increase to cost of products sold as well as the mix of products sold in the current fiscal year.

Operating Expenses

Selling expenses for the six months ended March 31, 2009 increased 10.1% to $1,835 from $1,666 for the comparable period last year.  This increase was primarily driven by expanded sales efforts and new hires in our UK facility along with increased marketing and advertising efforts associated with our new marketing plan and branding.

Research and development expenses for the first half of fiscal 2009 increased 12.7% over the comparable period last year to $418 from $371. The increase was primarily attributable to severance accruals as well as spending for temporary labor utilized in our continued effort on the development of a new product funded by an NIH grant.

General and administrative expenses for the first six months of fiscal 2009 increased 20.7% to $4,440 from $3,678 for the prior year period.  The increase is mainly due to the following:  1) expenses for attracting and hiring new management personnel in our West Lafayette facility; 2) severance expenses for former employees of the Company; and 3) foreign currency losses related to the decline of the pound sterling relative to the U.S. dollar.

Other Income (Expense)

Other expense for the first six months increased to $638 from $417 for the same period of the prior year. The primary reasons for the increase are a $131 non-cash charge on our interest rate swaps due to the decline in short term interest rates and interest on capital leases new in the third quarter of fiscal 2008.

Income Taxes

Our effective tax rate for the six months ended March 31, 2009 was a benefit of 22.6% compared to expense of 46.7% for the prior year period.  The principal reason for the decreased effective rate was the loss from continuing operations in the current fiscal year, which included a loss from foreign operations on which no income tax benefit was recognized.

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

Accordingly, in the condensed consolidated statements of operations and cash flows, we have segregated the results of the CPRU as discontinued operations for the prior fiscal year.  The loss from discontinued operations in the prior fiscal year reflects the results of operations of the CPRU through the three and six months of fiscal 2008.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2009, we had cash and cash equivalents of $300, compared to cash and cash equivalents of $335 at September 30, 2008.

Net cash provided by continuing operating activities was $461 for the six months ended March 31, 2009 compared to $2,267 for the six months ended March 31, 2008.  The decrease in cash provided by continuing operating activities in the current fiscal year partially results from a decrease in earnings from continuing operations as well as a decrease in customer advances of $627.  These were partially offset by a decrease in accounts receivable of $3,297 as a result of the decline in sales.  Also included in operating activities for the first six months of fiscal 2009 is the non-cash loss of $131 recorded to reflect the fair value of our interest rate swaps.  The impact on operating cash flow of other changes in working capital was not material.

The decline in cash generated from operations, which is our primary source of cash, relates to our current operating loss. We experienced an operating loss in the first six months of fiscal 2009 as compared to operating income in the prior year period as a result of a 27% year-to-date decrease in sales and a 17% increase in selling, general and administrative costs, which both significantly reduced our cash flow from operations.  The decline in sales was due to both a decrease in new bookings and delays by sponsors on projects previously booked.  We anticipate that this negative impact on our cash flow from operations will continue through our third quarter of fiscal 2009.  The increase in selling, general and administrative costs in the first half of fiscal 2009 included one-time costs, such as severance for employees, recruiting fees for replacing former officers and marketing and advertising costs associated with our new marketing plan and branding.  We do not expect these costs to continue into the second half of fiscal 2009.  Whether we have additional currency translation costs depends on the strength of the pound sterling relative to the U.S dollar. Changes in the exchange rates for the pound sterling require us to revalue dollar denominated debt of our UK subsidiary.

In January 2009, we completed a reduction in work force through both attrition and terminations, which we expect to reduce our annual compensation expense by approximately 12%.  This reduction impacted all areas of operations.  Also, in an effort to reduce operating costs, we agreed to amend certain terms and conditions of the May 2007 Employment Agreement with CEO, Richard Shepperd, reducing his base salary by nearly 43%, to provide the Company with greater financial flexibility for the remainder of 2009. Refer to Exhibit 10.8 for further information.

We are currently in violation of the financial covenants of our revolving line of credit with National City.  Although National City has not yet declared a default, it may do so at any time.  Failure to improve our cash flow from operations could severely restrict our ability to fund our operations with bank borrowings.  If additional sources of funding are utilized, it is likely to be increasingly expensive and/or dilutive to current shareholders, if available at all.

 Investing activities used $584 in the first six months of fiscal 2009 due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.  This is a 48% reduction in capital spending from the first six months of fiscal 2008 as we strive to contain costs throughout the organization, funding only necessary expenditures.

Financing activities used $940 in the first six months of fiscal 2009 as compared to $1,603 used for the first six months of fiscal 2008. The main use of cash in the first half of fiscal 2009 was for long term debt and capital lease payments of $595 as well as net payments on our line of credit of $345.  In the first half of fiscal 2008, we repaid the balance of our subordinated debt, approximately $4,500, which was partially offset by $1,400 of new borrowings and net borrowings on our line of credit of $1,915.

Since the acquisition of the Baltimore clinic in fiscal 2003, we had consistently experienced negative cash flows from that operation.  With the sale of that operation on June 30, 2008, we eliminated a significant drain on operating cash flows.  During the six months ended March 31, 2009, cash provided by operating activities for discontinued operations of $533 is mainly due to the collection of outstanding receivables of $572 and payments of accrued expenses at the end of fiscal 2008 of $32.

Capital Resources

We have mortgage notes payable to Regions aggregating approximately $9,000 and a line of credit with National City of up to $5,000, which is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time, as described in Note 8, Debt, to our condensed consolidated financial statements. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. All of these credit agreements contain cross-default provisions.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to the LIBOR plus 215 basis points. Monthly payments are $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,700 of additional mortgage debt on these facilities. We used a portion of the proceeds and cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of the prior fiscal year.  We entered into interest rate swap agreements with respect to these loans to fix the interest rate at 6.1%.

Effective October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) in order to account for the fair value of the interest rate swaps in our condensed consolidated financial statements. The fair value of the swap was determined with a level two analysis. As a result of recent declines in short term interest rates, the swaps had a negative fair value of $131 at March 31, 2009 and $0 at September 30, 2008, which was recorded in our condensed consolidated financial statements as interest expense and long term liability.  The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans both contain cross-default provisions with each other and with the revolving line of credit with National City Bank described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions agreed to waive our violation of our fixed charge coverage ratio covenant through the end of our second fiscal quarter of the current year. On May 18, 2009, Regions agreed to amend the computations and requirements for the fixed charge coverage ratios through December 31, 2009, as evidenced in Exhibit 10.3 filed with this quarterly report on Form 10-Q. After the date, the computation of the fixed charge covenant ratio will revert to the original agreement.

As discussed below, we are in violation of certain financial covenants in our revolving line of credit with National City Bank (“National City”).  If National City declares a default, they could require us to immediately repay all amounts outstanding under that credit agreement.  If we are unable to repay National City upon an acceleration of payments, we would be in default under both of our Regions loan agreements, entitling Regions to accelerate that debt as well.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with National City, which we use for working capital and other purposes.  Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, and by all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries.  Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the Agreement.

Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility to finance working capital.  We instituted a freeze on unnecessary capital expenditures.  As of March 31, 2009, we had $2,706 of total borrowing capacity, of which $1,678 was outstanding, and $300 of cash on hand.

The decrease in our total borrowing capacity from the fiscal year ended September 30, 2008 was due to several factors.  Declining sales in the first half of fiscal 2009 led to a lower accounts receivable balance, which reduces the total borrowing capacity.  As discussed above, we expect the sales decline, which is due to lower new bookings and sponsor delays, to continue to affect our cash flow from operations in the third quarter of the current fiscal year.  Failure of our sales to improve could severely impair our ability to continue operations.

The covenants in our revolving line of credit require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures. Additionally, the covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Agreement and the Regions loans both contain cross-default provisions.  As of December 19, 2008, National City agreed to amend certain loan covenant requirements because we were not in compliance with our tangible net worth requirement at September 30, 2008.  At December 31, 2008, we were not in compliance with our fixed charge coverage ratio and debt service coverage ratio requirements in the National City credit agreement.  At March 31, 2009, we were not in compliance with our fixed charge coverage ratio, debt service coverage ratio and tangible net worth requirements under the Agreement.   As of the date of this filing of this quarterly report on Form 10-Q, National City has not waived any of the covenant violations that existed at December 31, 2008 or March 31, 2009.

We are in continuing discussions with National City with respect to our noncompliance with these financial covenants.  Under the terms of the Agreement, the covenant breach does not result in a default unless National City provides us written notice that it is declaring a default.  If National City declares a default, National City could refuse to make further advances and require us to immediately repay all amounts outstanding under the Agreement.  As described above, if we are unable to repay National City upon an acceleration of payments, we would be in default under both of our Regions loan agreements, entitling Regions to accelerate that debt as well.  This would have a material adverse effect on our financial condition, liquidity and operations.  A refusal to advance or an acceleration of repayment of our outstanding debt would require us to seek other sources of financing which may not be available to us in a timely manner, on acceptable terms, or at all. Failure to obtain alternative sources of financing in these circumstances would severely impair our ability to continue operations.

With the decrease in cash flow from operations discussed above, we may face additional situations during fiscal 2009 of not being in compliance with at least one covenant, requiring that we obtain another waiver at that time.  If that situation arises, we will face dealing with our lending banks again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

During the preparation of the consolidated financial statements for the year ended September 30, 2008, we identified differences in the amounts of deferred and refundable income taxes in our books and records as compared to the amounts included in our income tax returns.    To verify the amount and the nature of the difference, we elected to delay the filing of our annual report on Form 10-K. We concluded that the difference was related to an overstatement of our unrecognized tax liability and the related error in recording our liability for uncertain tax positions upon our adoption of FIN 48 on October 1, 2007, the beginning of our previous fiscal year.  The failure to identify this difference and resulting error in adopting FIN 48 through our normal financial statement preparation process caused us to conclude that we had a material weakness in our accounting for income taxes and that our internal controls over financial reporting were not effective as of September 30, 2008.  To prevent a recurrence of similar errors in future years, we have initiated a better process of tracking our liabilities, have added layers of review and are investigating commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Quarterly Report on Form 10-Q for the three months ended December 31, 2008 and our Annual Report on Form 10-K for the year ended September 30, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-Q and Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 4T – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 19, 2009, the Annual Meeting of Shareholders of BASi was held at the principal executive offices of BASi. The Shareholders voted on the following proposal:

	Votes For	Votes Withheld
1) Proposal for Re-election of all five directors of BASi to serve for a one-year term:
William E. Baitinger	1,814,657	2,891,224
Larry S. Boulet	2,152,129	2,553,752
David W. Crabb	1,876,679	2,829,202
Leslie B. Daniels	2,036,830	2,669,051
Richard M. Shepperd	2,220,364	2,485,516

Based on the Shareholders’ votes, all five nominees were elected as directors.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended December 31, 2008).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Waiver letter, dated February 17, 2009, from Regions Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2008).

	10.2
Amendment to Employment Agreement, dated January 12, 2009, by and among Bioanalytical Systems, Inc. and Richard M. Shepperd (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 14, 2009).

	10.3	Temporary amendment to covenant under Loan Agreement with Regions Bank, dated May 18, 2009 (filed herewith).

(31)	31.1	Certification of Richard M. Shepperd (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 18, 2009	By: /s/ Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

Date: May 18, 2009	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer