Form 10-Q
period 2009-06-30
BIOANALYTICAL SYSTEMS INC
filed 2009-08-12
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of August 7, 2009, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2009 and 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1A	Risk Factors	22
Item 6	Exhibits	22
	Signatures	23

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2009	September 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$222	$335
Accounts receivable
Trade	4,650	6,705
Unbilled revenues and other	1,505	2,653
Inventories	1,913	2,184
Deferred income taxes	516	516
Refundable income taxes	677	1,283
Prepaid expenses	483	639
Current assets of discontinued operations	—	629
Total current assets	9,966	14,944

Property and equipment, net	21,820	23,135
Deferred income taxes	820	—
Goodwill	1,383	1,855
Intangible assets, net	121	144
Debt issue costs	142	177
Other assets	88	92
Total assets	$34,340	$40,347

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,765	$2,209
Accrued expenses	2,057	2,061
Customer advances	3,603	4,032
Income tax accruals	473	473
Revolving line of credit	1,491	2,023
Current portion of capital lease obligation	698	720
Current portion of long-term debt	516	491
Current liabilities of discontinued operations	—	41
Total current liabilities	10,603	12,050

Capital lease obligation, less current portion	931	1,443
Long-term debt, less current portion	8,324	8,715
Fair value of interest rate swaps	110	—
Deferred income taxes	—	344

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
June 30, 2009 and September 30, 2008	1,191	1,191
Additional paid-in capital	13,017	12,561
Retained earnings	126	4,173
Accumulated other comprehensive income (loss)	38	(130)

Total shareholders’ equity	14,372	17,795

Total liabilities and shareholders’ equity	$34,340	$40,347

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service revenue	$6,113	$9,068	$17,423	$25,653
Product revenue	2,008	2,379	5,841	6,660
Total revenue	8,121	11,447	23,264	32,313

Cost of service revenue	5,212	6,240	15,777	17,348
Cost of product revenue	774	891	2,433	2,604
Total cost of revenue	5,986	7,131	18,210	19,952

Gross profit	2,135	4,316	5,054	12,361
Operating expenses:
Selling	734	975	2,569	2,641
Research and development	174	212	592	583
General and administrative	1,325	1,952	5,765	5,631
Impairment loss	472	—	472	—
Total operating expenses	2,705	3,139	9,398	8,855

Operating income (loss)	(571)	1,177	(4,344)	3,506

Interest expense	(228)	(251)	(870)	(702)
Other income	—	1	3	34
Income (loss) from continuing operations before income taxes	(799)	927	(5,211)	2,838

Income taxes (benefit)	(167)	520	(1,164)	1,412
Net income (loss) from continuing operations	$(632)	$407	$(4,047)	$1,426

Discontinued Operations (Note 5)
Loss from discontinued operations before income taxes	$—	$(829)	$—	$(2,760)
Loss on disposal	—	(431)	—	(431)
Tax benefit	—	599	—	1,359
Net loss from discontinued operations	$—	$(661)	$—	$(1,832)

Net loss	$(632)	$(254)	$(4,047)	$(406)

Basic net income (loss) per share:
Net income(loss) per share from continuing operations	$(0.13)	$0.08	$(0.82)	$0.29
Net loss per share from discontinued operations	—	(0.13)	—	(0.37)
Basic net loss per share	$(0.13)	$(0.05)	$(0.82)	$(0.08)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.13)	$0.08	$(0.82)	$0.29
Net loss per share from discontinued operations	—	(0.13)	—	(0.37)
Diluted net loss per share	$(0.13)	$(0.05)	$(0.82)	$(0.08)

Weighted common shares outstanding:
Basic	4,915	4,914	4,915	4,913
Diluted	4,915	4,939	4,915	4,979

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(4,047)	$(406)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Net loss from discontinued operations	—	1,832
Depreciation and amortization	2,008	2,150
Asset impairment loss	472	—
Employee stock compensation expense	456	336
Bad debt expense	26	122
Loss on interest rate swap	110	—
Loss on sale of property and equipment	21	7
Deferred income taxes	(1,164)	773
Changes in operating assets and liabilities:
Accounts receivable	3,176	(652)
Inventories	271	(197)
Refundable income taxes	605	(193)
Prepaid expenses and other assets	159	158
Accounts payable	(444)	845
Accrued expenses	(4)	(291)
Customer advances	(429)	(402)
Net cash provided by continuing operating activities	1,216	4,082

Investing activities:
Capital expenditures, net of proceeds from sale of property and equipment	(690)	(1,281)
Net cash used by continuing investing activities	(690)	(1,281)

Financing activities:
Payments of long-term debt	(366)	(4,760)
Borrowings on long-term debt	—	1,400
Payments on revolving line of credit	(13,511)	(10,068)
Borrowings on revolving line of credit	12,979	11,312
Payments on capital lease obligations	(534)	(462)
Net proceeds from the exercise of stock options	—	13
Net cash used by continuing financing activities	(1,432)	(2,565)

Cash Flow of Discontinued Operations:
Cash provided (used) by operating activities	588	(2,709)
Net cash used by investing activities	—	668
Net cash provided (used) by discontinued operations	588	(2,041)

Effect of exchange rate changes	205	13

Net decrease in cash and cash equivalents	(113)	(1,792)
Cash and cash equivalents at beginning of period	335	2,837
Cash and cash equivalents at end of period	$222	$1,045

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts unless otherwise indicated)
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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2008.  In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2009 and 2008 include all adjustments necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2009. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2009 presentation. All such adjustments are of a normal recurring nature.  These reclassifications had no impact on net loss for the period previously reported.  The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results for the year ending September 30, 2009.

2.	STOCK-BASED COMPENSATION

At June 30, 2009, we continued to use the 2008 Stock Option Plan (“the Plan”), used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  This Plan replaced the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants, in accordance with Financial Accounting Standard No. 123 (Revised).  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.   The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2008.  During the first nine months of fiscal 2009, we granted 60 options to newly hired employees in connection with their employment agreements.  Stock based compensation expense for the three and nine months ended June 30, 2009 was $147 and $456 with no tax benefits.  Stock based compensation expense for the three and nine months ended June 30, 2008 was $148 and $451 with tax benefits of $38 and $115, respectively.  A summary of our stock option activity for the nine months ended June 30, 2009 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2008	754	$6.06	$3.50
Granted	60	$4.07	$2.73
Terminated	(174)	$5.61	$3.60
Outstanding - June 30, 2009	640	$6.00	$3.39

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the three and nine months ended June 30, 2009 as they are anti-dilutive.

The following table reconciles our computation of basic income (loss) per share from continuing operations to diluted income (loss) per share from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Basic net income (loss) per share from continuing operations:
Net income (loss) applicable to common shareholders	$(632)	$407	$(4,047)	$1,426
Weighted average common shares outstanding	4,915	4,914	4,915	4,913
Basic net income (loss) per share from continuing operations	$(0.13)	$0.08	$(0.82)	$0.29

Diluted net income (loss) per share from continuing operations:
Diluted net income (loss) applicable to common shareholders	$(632)	$407	$(4,047)	$1,426
Weighted average common shares outstanding	4,915	4,914	4,915	4,913
Dilutive stock options/shares	—	25	—	66
Diluted weighted average common shares outstanding	4,915	4,939	4,915	4,979

Diluted net income (loss) per share from continuing operations	$(0.13)	$0.08	$(0.82)	$0.29

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2009	September 30, 2008

Raw materials	$1,521	$1,748
Work in progress	181	234
Finished goods	211	202
	$1,913	$2,184

5.	DISCONTINUED OPERATIONS

On June 30, 2008, we completed a transaction with Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") whereby we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”).   In exchange, we received cash of $850 and the assumption of certain liabilities related to the CPRU, including our obligations under the lease for the facility in which the CPRU operated.  As a result of this sale, we exited the Phase I first-in-human clinical study market.  We remain contingently liable for $800 annually through 2015 for future financial obligations under the lease if AP USA and Algorithme fail to meet their lease commitment.

Accordingly, in the accompanying condensed consolidated statements of operations and cash flows we have segregated the results of the CPRU as discontinued operations for the current and prior fiscal periods.  The loss from discontinued operations in the prior year period reflects the operating loss of the CPRU.  The CPRU was previously included in our Services segment.

Condensed Statements of Operations from Discontinued Operations

	Three Months ended June 30, 2008	Nine Months ended June 30, 2008
Net Sales	$570	$2,187
Loss before income taxes and disposal	(829)	(2,760)
Loss on disposal	(431)	(431)
Loss from operations before tax benefit	(1,260)	(3,191)
Income tax benefit	599	1,359
Net loss	$(661)	$(1,832)

Summary Balance Sheets of Discontinued Operations

	June 30, 2009	September 30, 2008

Receivables, net of allowance for doubtful accounts	$—	$346
Other current assets	—	283
Total assets	$—	$629
Accounts payable, accrued liabilities and equity	$—	$629

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Service	$6,113	$9,068	$17,423	$25,653
Product	2,008	2,379	5,841	6,660
	$8,121	$11,447	$23,264	$32,313

Operating income (loss) from continuing operations:
Service	$(683)	$846	$(3,738)	$2,725
Product	112	331	(606)	781
	$(571)	$1,177	$(4,344)	$3,506

7.	INCOME TAXES

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

During the three and nine months ended June 30, 2009, there were no changes to our reserve for uncertain income tax positions.  Our reserve for uncertain income tax positions at June 30, 2009 and September 30, 2008 is $473.  This liability is classified as a current liability in the condensed consolidated balance sheet based on the timing of when we expect each of the items to be settled.

Our unrecognized tax liability is related to certain state income tax issues.  Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions will be resolved upon the conclusion of state tax audits. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.  We recognize interest and/or penalties related to income tax matters in income tax expense.   We did not have any amounts accrued for interest and penalties at June 30, 2009.  We file income tax returns in the U.S., several U.S. States, and the United Kingdom.  The following tax years remain open to regulatory examination as of June 30, 2009 for our major tax jurisdictions:

Tax Jurisdiction	Years
US Federal and States	2004-2008
United Kingdom	2001-2008

8.	DEBT

Term Loan

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to the London Interbank Offer Rate (“LIBOR”) plus 215 basis points and requires monthly payments of approximately $12 plus interest. The loan is collateralized by real estate at the Company’s West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,400 of additional mortgage debt on these facilities. We used a portion of the proceeds of the loan and existing cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of the prior fiscal year.  We entered into interest rate swap agreements with respect to these loans to fix the interest rate at 6.1%.

Effective October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) in order to account for the fair value of the interest rate swaps in our condensed consolidated financial statements.  The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $110 at June 30, 2009, compared to $0 at September 30, 2008, which was recorded in our condensed consolidated financial statements as interest expense and a long term liability.  The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loan agreements contain cross-default provisions with each other and with the revolving line of credit with National City Bank described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions agreed to waive our violation of our fixed charge coverage ratio covenant through the end of our second fiscal quarter of the current year.  On May 18, 2009, Regions agreed to amend the computations and requirements for the fixed charge coverage ratio through December 31, 2009.  After that date, the computations and requirements for the fixed charge coverage ratio will revert to those in the original agreement.  The amended computations will be less restrictive for us.  At June 30, 2009, we were in compliance with the amended fixed charge coverage ratio.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with National City Bank (“National City”), which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Agreement.

The covenants in the Agreement require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The Agreement also contains cross-default provisions with the Regions loans.

On July 17, 2009, we executed a Fourth Amendment to the Amended and Restated Credit Agreement with National City.  In fiscal 2009, prior to the Fourth Amendment, we had been operating in breach of the Agreement’s fixed charge coverage ratio and tangible net worth covenants for the duration of the current fiscal year.  Under the amended Agreement, National City has agreed to waive our violations of the fixed charge coverage ratio covenant and the tangible net worth covenant through the end of our third fiscal quarter of the current year.  National City also agreed to amend the computations and requirements for the fixed charge coverage ratios and the tangible net worth ratio through December 31,2009.  These amended computations will be less restrictive for us.

The amended Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $3,000. As of June 30, 2009, we had $3,359 of total borrowing capacity (subsequently limited to $3,000 by the amendment), of which $1,491 was outstanding. Borrowings bear interest at an annual rate equal to LIBOR plus five percent (5%).  In the event that LIBOR becomes unavailable, the outstanding principal balance of borrowings under the line of credit shall bear interest at an annual rate equal to the Prime Rate plus two percent (2%). Interest is paid monthly.  The line of credit also carries a fee, payable quarterly, for the portion of the line which is unused, minus the amount of all letters of credit.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and long term debt is equal to their carrying values due to the variable nature of their interest rates

10.	GOODWILL IMPAIRMENT

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually using a fair value-based impairment test, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.  Our UK facility has been experiencing operating losses for the current fiscal year.  Establishing future profitable operations of this facility will require additional sales efforts and expenditures.  Using the net present value of current and projected cash flows in our third quarter ended June 30, 2009, we determined there was an impairment of the value of goodwill at the UK facility and recorded a $472 impairment loss in general and administrative expenses equal to the total value of the UK goodwill. The impairment impacted the Services segment in these financial statements and footnotes.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP 107-1 and APB 28-1), which amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  FSP 107-1 and APB 28-1 became effective for interim reporting periods ending after June 15, 2009.  We adopted FSP 107-1 and APB28-1 in our third quarter of fiscal 2009.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles"(SFAS No. 168).  SFAS No. 168 establishes the FASB Accounting Standards Codification as the authoritative source of accounting principals to be used in the preparation of the financial statements by nongovernmental entities.  SFAS 168 is effective for fiscal years and interim periods ending after September 15, 2009.  We plan to adopt SFAS 168 during our fourth quarter of fiscal 2009.

12.	SUBSEQUENT EVENTS

We evaluated subsequent events through August 12, 2009, the date our consolidated financial statements were issued.  No matters, outside the bank amendment described in Note 8, were identified that would materially impact our consolidated financial statements or require disclosure.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements may include, but  are  not  limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry  trends  affecting  our  financial  condition  or results of operations;  (v)  our sales or marketing plans; or (vi) our growth  strategy.  Investors  in  our common shares are cautioned that reliance on  any  forward-looking  statement  involves risks and uncertainties, including  the risk factors contained in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended December 31, 2008 and in our annual report on Form 10-K for the fiscal year ended September 30, 2008.  Although  we  believe  that  the assumptions  on  which  the  forward-looking  statements  contained  herein are based are reasonable,  any  of  those  assumptions  could fail to project actual events, and as a result,  the  forward-looking statements based upon those assumptions could prove to be significantly different from actual results.  In  light  of  the uncertainties inherent in any forward-looking statement,  the  inclusion  of  a forward-looking statement herein should not be regarded  as  a  representation  by  us  that our plans and objectives  will  be  achieved.  We do not undertake any obligation to update any forward-looking statement.

Due to the sale of our clinical research unit in June 2008, the following analysis will focus only on continuing operations. (Dollar amounts are in thousands, unless otherwise indicated.)

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

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  We believe these actions are largely in response to the global economic recession and related financial crisis.  The delays and reductions in spending by our customers have resulted in a significant negative impact on our revenues for the first half of fiscal 2009 as compared to our prior fiscal year.  However, the number of new studies initiated by our customers increased during our third fiscal quarter ended June 30, 2009.

In contrast to fiscal 2008, the first nine months of fiscal 2009 experienced major announcements of large mergers in the pharmaceutical industry. Pfizer Inc. and Eli Lilly and Co. have both announced significant acquisitions.  Also, Merck and Roche have recently announced mergers with Schering-Plough and Genentech, respectively. We believe that such merger and consolidation activity will affect the demand and competition for CRO services.  The additional competitive pressures could adversely affect our future operating results.

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet future market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to capacity and have instituted a freeze on capital expenditures, sustained growth will require additional investment in future periods.

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

Goodwill and other indefinite lived intangible assets, collectively referred to as "indefinite lived assets,” are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.  In our third quarter ended June 30, 2009, we recorded a $472 impairment loss equal to the total value of the UK goodwill because of fiscal year 2009 operating losses and lowered expectations for the near future.  At June 30, 2009, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $121.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $147 and $456 during the three and nine months ended June 30, 2009, respectively.

We use the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends are indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

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

Employee stock-based compensation expense recognized in the first three and nine months of fiscal 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

During the three and nine months ended June 30, 2009 and June 30, 2008, there were no changes in our reserve for uncertain income tax positions.  Our reserve for uncertain income tax positions at June 30, 2009 is $473.  This reserve is classified as a current liability in the condensed consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues from continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Service revenue	75.3%	79.2%	74.9%	79.4%
Product revenue	24.7	20.8	25.1	20.6
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	85.3	68.8	90.6	67.6
Cost of product revenue (a)	38.5	37.5	41.7	39.1
Total cost of revenue	73.7	62.3	78.3	61.7

Gross profit	26.3	37.7	21.7	38.3

Total operating expenses	33.3	27.4	40.4	27.4

Operating income (loss)	(7.0)	10.3	(18.7)	10.9

Other expense	2.8	2.2	3.7	2.1

Income (loss) from continuing operations before income taxes	(9.8)	8.1	(22.4)	8.8

Income taxes (benefit)	(2.1)	4.5	(5.0)	4.4

Net income (loss) from continuing operations	(7.7)%	3.6%	(17.4)%	4.4%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Service and Product Revenues

Overall, our Services and Product revenues continue to be negatively impacted by the U.S. and European economic recession.  Revenues for the third fiscal quarter ended June 30, 2009 decreased 29.1% to $8,121 compared to $11,447 for the same period last year.

Our Service revenue decreased 32.6% to $6,113 in the current quarter compared to $9,068 for the comparable prior year period primarily as a result of decreases in bioanalytical analysis and toxicology services.  Our bioanalytical analysis revenues decreased $2,016, a 37.5% decrease from the third quarter of fiscal 2008, mainly due to study delays by clients and decreases in new bookings.  Our West Lafayette facility experienced the majority of the decline in bioanalytical analysis revenues, or $1,527. Toxicology revenues decreased $954 or 31.9% over the prior year period.  Study delays and cancellations contributed to the decline for the toxicology group as well.  The pharmaceutical analysis group increased year over year by 15.4%, or $69.

Sales in our Products segment decreased from $2,379 in the third quarter of fiscal 2008 to $2,008 for the same period in fiscal 2009.  The 15.6% decrease stems from the decline in sales of our Culex automated in vivo sampling systems of $280 or 22.1%, as well as a decline in sales of our more mature analytical products of $194 or 20.7% from the same period last year.

Although our revenues for the third quarter were less than in the comparable period in our prior fiscal year, our revenues were the highest of the three quarters for our current fiscal year.  This increase is the result of increased proposal opportunities and acceptance rates since January 1, 2009 compared to the last six months of calendar 2008 resulting from the efforts of our sales and marketing department which was reorganized in the first quarter of fiscal 2009.

Cost of Revenues

Cost of revenues for the current quarter was $5,986 or 73.7% of revenue, compared to $7,131, or 62.3% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 85.3% in the current quarter from 68.8% in the comparable quarter last year.  The principal cause of this increase was the decline in sales.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the current quarter increased to 38.5% from 37.5% in the prior year period.   This increase is mainly due to a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended June 30, 2009 decreased 24.7% to $734 from $975 for the comparable period last year.  This decrease was primarily driven by a decrease in salary expense resulting from the reduction in force and other departures, lower commissions due to the decline in sales and reduced spending on marketing expenditures.

Research and development expenses for the second quarter of fiscal 2009 decreased 17.9% over the comparable period last year to $174 from $212.  The decrease was partially due to a decrease in salaries from the reduction in force as well as reduced spending on temporary labor and operating supplies.

General and administrative expenses for the current quarter decreased 32.1% to $1,325 from $1,952 for the prior year period.  A decline in salaries and hourly wages from the January 2009 reduction in force contributed to the reduction in expenses in the current quarter as well as strict controls on other variable expenses.

Other Income (Expense)

Other expense for the current quarter decreased to $228 from $250 for the same quarter of the prior year. The primary reason for the decrease is an increase in the value of our interest rate swaps in the current quarter, which decreased our interest expense.

Income Taxes

        Our effective tax rate for the quarter ended June 30, 2009 was a benefit of 20.9% compared to expense of 56.1% for the prior year period. The principal reason for the difference between the effective rate and the statutory rate was losses from continuing foreign operations for which no income tax benefit was recognized.  These losses resulted in the higher provision in the third quarter of fiscal 2008 and the lower benefit in the third quarter of the fiscal 2009.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Service and Product Revenues

Revenues for the nine months ended June 30, 2009 decreased 28.0% to $23,264 compared to $32,313 for the same period last year.

Our Service revenue decreased 32.1% to $17,423 in the first nine months of fiscal 2009 compared to $25,653 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $4,110, a 28.7% decrease from the same period in fiscal 2008, due to study delays by clients and decreases in new bookings for services.  Toxicology revenues decreased $3,207, or 36.7%, over the prior year period.  Study delays, cancellations and a decline in new orders contributed to the decline in revenues as our customers react to the global recession.  Though our revenues have declined versus prior year, the third fiscal quarter was encouraging with the highest revenues for any fiscal quarter this year.

Sales in our Products segment decreased 12.3% from $6,660 to $5,841 when compared to the same period in the prior year.  The majority of the decrease stems from sales of our Culex automated in vivo sampling system, which declined $1,034, or 28.3%.

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2009 was $18,210 or 78.3% of revenue, compared to $19,952, or 61.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 90.6% in the first nine months of fiscal 2009 from 67.6% in the comparable period last year.  The principal cause of this increase was the decline in sales.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2009 increased to 41.7% from 39.1% in the prior year period.   This increase is mainly due to slow moving inventory identified in the second fiscal quarter of $162 charged as an increase to cost of products sold as well as a change in the mix of products sold in the current fiscal year.

Operating Expenses

Selling expenses for the nine months ended June 30, 2009 decreased 2.7% to $2,569 from $2,641 for the comparable period last year.  This decrease was primarily driven by lower salary and commission costs associated with the reduction in force in January 2009 and the decline in revenue versus the prior year.

Research and development expenses for the first nine months of fiscal 2009 increased 1.6% over the comparable period last year to $592 from $583. The increase was primarily attributable to severance accruals as well as spending for temporary labor utilized in our continued effort on the development of a new product funded by an NIH grant.

General and administrative expenses for the first nine months of fiscal 2009 increased 2.4% to $5,765 from $5,631 for the prior year period.  The increase is mainly due to expenses for attracting and hiring new management personnel in our West Lafayette facility; severance expenses for former employees of the Company; and higher consultant and legal fees.

Other Income (Expense)

Other expense for the first nine months of fiscal 2009 increased to $867 from $668 for the same period of the prior year. The primary reasons for the increase are a $110 net non-cash charge on our interest rate swaps due to the decline in short term interest rates and interest on capital leases added in the third quarter of fiscal 2008.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2009 was a benefit of 22.3% compared to expense of 49.8% for the prior year period.  The principal reason for the difference between the effective rate and the statutory rate was losses from continuing foreign operations for which no income tax benefit was recognized.  These losses resulted in the higher provision last year and the lower benefit in the current year.

Discontinued Operations

On June 30, 2008, we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”) to Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") for a cash payment of $850 and the assumption of certain liabilities related to the CPRU including the CPRU facility lease.   As a result, we exited the market for Phase I first-in-human clinical studies.  We remain contingently liable for $800 annually through 2015 for future financial obligations under the CPRU facility lease if AP USA and Algorithme fail to meet their lease commitment.

Accordingly, in the condensed consolidated statements of operations and cash flows, we have segregated the results of the CPRU as discontinued operations for the prior fiscal year.  The loss from discontinued operations in the prior fiscal year reflects the results of operations of the CPRU through the three and nine months of fiscal 2008.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since our inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2009, we had cash and cash equivalents of $222, compared to cash and cash equivalents of $335 at September 30, 2008.

Net cash provided by continuing operating activities was $1,216 for the nine months ended June 30, 2009 compared to $4,082 for the nine months ended June 30, 2008.  The decrease in cash provided by continuing operating activities in the current fiscal year partially results from a decrease in earnings from continuing operations as well as a decrease in deferred income taxes of $1,164.  These were partially offset by a decrease in accounts receivable of $3,176 as a result of the decline in sales.  Included in operating activities for the first nine months of fiscal 2009 are non-cash charges of $110 recorded to reflect the fair value of our interest rate swaps and $472 for impairment of goodwill for our UK operations.  The impact on operating cash flow of other changes in working capital was not material.

The decline in cash generated from operations, which is our primary source of cash, relates to our current operating loss. We experienced an operating loss in the first nine months of fiscal 2009 as compared to operating income in the prior year period as a result of a 28% year-to-date decrease in sales and a 1% increase in selling, general and administrative costs, which both significantly reduced our cash flow from operations.  The decline in sales was due to both a decrease in new bookings and delays by sponsors on projects previously booked.  This negative impact on our cash flow from operations began to slow in our third quarter of fiscal 2009.  Our total revenues of $8,121 represent the highest revenues of any quarter in fiscal 2009.  Service and Product revenues increased 15% from our second quarter.  Quotes and new orders have increased during the first six months of calendar 2009 compared to the last six months of calendar 2008.  The increase in selling, general and administrative costs in the first half of fiscal 2009 included one-time costs, such as severance for employees, recruiting fees for replacing former officers and marketing and advertising costs associated with our new marketing plan and branding.  These increased costs have not continued into the third quarter of fiscal 2009.  Compared to our second quarter in fiscal 2009, selling and general and administrative costs have decreased $800, or 28%, in our third fiscal quarter.  We expect the reduced spending levels of our third quarter to continue and that our efforts to reduce costs will impact the fourth quarter as well.

For compliance with our bank loan covenants, we compute EBITDA (earnings before interest, taxes, depreciation and amortization, removing other non-cash charges such as stock option expenses and deducting unfunded capital expenditures).  For the third quarter ended June 30, 2009, we generated positive EBITDA for the first time in fiscal 2009.  We also covered our fixed charges for interest, debt and lease amortization for the quarter for the first time in fiscal 2009.  We believe these improvements helped to enable us to obtain waivers with our banks for loan covenant violations and to amend the covenants for future periods as discussed below.

In January 2009, we completed a reduction in work force through both attrition and terminations, which we expect to reduce our annual compensation expense by approximately 12%.  This reduction impacted all areas of operations.  Also, in an effort to reduce operating costs, we agreed to amend certain terms and conditions of the May 2007 Employment Agreement with our CEO, Richard Shepperd, reducing his base salary by approximately 43%, to provide the Company with greater financial flexibility for the remainder of 2009.

Investing activities used $690 in the first nine months of fiscal 2009 due to capital expenditures. Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.  This is a 46% reduction in capital spending from the first nine months of fiscal 2008 as we strive to contain cash commitments throughout the organization, funding only necessary expenditures.

Financing activities used $1,432 in the first nine months of fiscal 2009 as compared to $2,565 used for the first nine months of fiscal 2008. The main use of cash in fiscal 2009 was for long term debt and capital lease payments of $900, as well as net payments on our line of credit of $532.  In fiscal 2008, we repaid the balance of our subordinated debt, approximately $4,500, which was partially offset by $1,400 of new borrowings, net borrowings on our line of credit of $1,244 and capital lease payments of $462.

Since the acquisition of the Baltimore clinic in fiscal 2003, we had consistently experienced negative cash flows from that operation.  With the sale of that operation on June 30, 2008, we eliminated a significant drain on operating cash flows.  During the nine months ended June 30, 2009, cash provided by operating activities for discontinued operations of $588 is mainly due to the collection of outstanding receivables.

Capital Resources

We have mortgage notes payable to Regions aggregating approximately $8,800 and a line of credit with National City of up to $3,000, which is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time, as described in Note 8 to our condensed consolidated financial statements. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as to comply with certain financial covenants outlined in the borrowing agreements. All of these credit agreements contain cross-default provisions.

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $12 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,700 of additional mortgage debt on these facilities.  We used a portion of the proceeds and cash on hand to repay our subordinated debt of approximately $4,500 during the first quarter of fiscal 2008.  We entered into interest rate swap agreements with respect to these loans to fix the interest rate at 6.1%.

Effective October 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”) in order to account for the fair value of the interest rate swaps in our condensed consolidated financial statements.  The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $110 at June 30, 2009 and $0 at September 30, 2008, which was recorded in our condensed consolidated financial statements as interest expense and long term liability.  The fair value of these swaps was not material to the condensed consolidated financial statements in the comparable period of the prior fiscal year.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans both contain cross-default provisions with each other and with the revolving line of credit with National City described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions agreed to waive our violation of our fixed charge coverage ratio covenant through the end of our second fiscal quarter of the current year.  On May 18, 2009, Regions agreed to amend the computations and requirements for the fixed charge coverage ratios through December 31, 2009.  After that date, the computations and requirements for the fixed charge coverage ratio will revert to those in the original agreement.  The amended computations will be less restrictive to us.  At June 30, 2009, we were in compliance with the amended fixed charge covenant ratio.

Revolving Line of Credit

Through December 31, 2009, we have a revolving line of credit (“Agreement”), with National City, which we use for working capital and other purposes. Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Agreement.

The covenants in the Agreement require that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The Agreement also contains cross-default provisions with the Regions loans.  For the current fiscal year through March 31, 2009, we were not in compliance with the fixed charge coverage ratio covenant and tangible net worth covenant with National City.

On July 17, 2009, we executed a Fourth Amendment to the Amended and Restated Credit Agreement with National City.  In fiscal 2009, prior to the Fourth Amendment, we had been operating in breach of the fixed charge coverage ratio and tangible net worth covenants.  Under the amended Agreement, National City has agreed to waive our violations of the fixed charge coverage ratio covenant and the tangible net worth covenant through the end of our third fiscal quarter of the current year.  National City also agreed to amend the computations and requirements for the fixed charge coverage ratios and the tangible net worth ratio through December 31, 2009. These computations will be less restrictive for us.

The amended Agreement limits outstanding borrowings to the “borrowing base,” as defined in the Agreement, up to a maximum available amount of $3,000.  Borrowings bear interest at an annual rate equal to LIBOR plus five percent (5%).  In the event that LIBOR shall become unavailable, the outstanding principal balance of borrowings under the line of credit shall bear interest at an annual rate equal to the Prime Rate plus two percent (2%). Interest is paid monthly.  The line of credit also carries a fee, payable quarterly, for the portion of the line which is unused, minus the amount of all letters of credit.

.Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility to finance working capital.  To conserve cash, we instituted a freeze on “unnecessary” capital expenditures.  As of June 30, 2009, we had $3,359 of total borrowing capacity (subsequently limited to $3,000 by the amendment), of which $1,491 was outstanding, and $222 of cash on hand.

The $1,089 decrease in our total borrowing capacity from the fiscal year ended September 30, 2008 was due to several factors.  Declining sales in the first half of fiscal 2009 led to a lower accounts receivable balance, which reduces the total borrowing capacity.  As discussed above, the sales decline, which was due to lower new bookings and sponsor delays, began to slow in the third quarter of the current fiscal year.  Revenues in our third fiscal quarter increased 15% over our second fiscal quarter and our accounts receivable balance increased slightly in the current quarter as well.  Although our third quarter revenue and cash flow have shown gains over the first half of fiscal 2009, failure to continue to improve revenue and control expenses could severely impair our ability to continue operations.

With the decrease in cash flow from operations discussed above, we may face additional situations during fiscal 2009 where we are not in compliance with at least one covenant in the Agreement, requiring that we obtain another waiver at that time.  If that situation arises, we will face dealing with our lending banks again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

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

There were no other changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first nine months of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2009 in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the rules and forms of the Securities and Exchange Commission, including to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decision regarding required disclosure.  There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

Change of Control

On July 29, 2009 Peter T. Kissinger and Candice B. Kissinger delivered to the Company a demand for a special meeting of shareholders and notice of nomination of Directors of Bioanalytical Systems, Inc., and concurrently filed schedule 14A with the Securities and Exchange Commission.  The purpose of the demand is to hold a shareholders meeting with the intent of electing the four nominated directors named in their demand to replace four of the five existing Directors currently on the Company’s Board.  Such an action, if successful, is a defined change of control in the Company’s loan agreement with National City Bank, and would constitute a default under the terms of the agreement.  The Company may not be able to renegotiate the terms of its loan if such an event of default occurs, and may have to seek other banking arrangements or other forms of financing which may be more expensive and dilutive to shareholders, if available at all.

You should also carefully consider the risks described in our Quarterly Report on Form 10-Q for the three months ended December 31, 2008 and our Annual Report on Form 10-K for the year ended September 30, 2008, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-Q and Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

 ITEM 6 - EXHIBITS
(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (filed herewith).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1
Fourth Amendment to Amended and Restated Credit Agreement between Bioanalytical Systems,
Inc. and National City Bank, executed July 17, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2009).

	10.2	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed July 17, 2009 (filed herewith).

	10.3	Replacement Subsidiary Guaranty by and between Bioanalytical Systems Inc. and National City Bank, executed July 17, 2009 (filed herewith).

(31)	31.1	Certification of Richard M. Shepperd (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 12, 2009	By:	/s/ Richard M. Shepperd
Richard M. Shepperd
President and Chief Executive Officer

Date: August 12, 2009	By:	/s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer