Form 10-K
period 2009-09-30
BIOANALYTICAL SYSTEMS INC
filed 2010-01-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2009.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906 (Zip code)
(Address of principal executive offices)

(765) 463-4527
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Shares

Name of exchange on which registered:  NASDAQ Capital Market

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

Based on the closing price on the NASDAQ Global Market on March 31, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,432,000. As of January 12, 2010, 4,915,318 of registrant's common shares were outstanding. None of the registrant's Preferred Shares were outstanding as of January 12, 2010.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

This Report contains certain statements that are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers of this Report are cautioned that reliance on any forward-looking statement involves risks and uncertainties. Although Bioanalytical Systems, Inc. (the "Company", “we”) believes that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this Report will prove to be accurate. Risks and uncertainties that may affect our future results include, but are not limited to, those discussed under the heading “Risk Factors,” beginning on page 11.  The inclusion of a forward-looking statement herein should not be regarded as a representation by the Company that the Company's objectives will be achieved. (Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

The Company, a corporation organized in Indiana, provides contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  The Company has been involved in the research of drugs to treat central nervous system disorders, diabetes, osteoporosis and other diseases since its formation in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the largest global pharmaceutical companies.

Changing Nature of the Pharmaceutical Industry

Our services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our products are also marketed to academic and governmental institutions. Our services and products may have distinctly different clients (often separate divisions in a single large pharmaceutical company) and requirements. We believe that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

Accelerated Drug Development

Clients continue to demand faster, more efficient, more selective development of an increasing pool of drug candidates. Consequently, our clients require fast, high-quality service in order to make well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

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

Alliances

Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. We believe that such alliances will lead to a greater number of potential drugs in testing, many under study by small companies lacking broad technical resources. Those small companies can add shareholder value by further developing new products through outsourcing, reducing risk for potential allies.  Clients seek realistic business partnerships with their service provider in an effort to ensure that costs are controlled as their development programs progress.  We have long-standing business relationships with many pharmaceutical companies and continue to offer flexible services and adapt to our client’s requirements.

Mergers and Acquisitions

Consolidation in the pharmaceutical industry is commonplace. As firms blend personnel, resources and business activities, we believe they will continue to streamline operations and minimize staffing, which may lead to more outsourcing. Consolidation may result in a disruption in the progress of drug development programs as merging companies rationalize their respective drug development pipelines.

Biotechnology Industry and Virtual Drug Company Growth

The biotechnology industry continues to grow and has introduced many new developmental drugs. Many biotechnology drug developers do not have in-house resources to conduct development. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Efficient use of limited funds motivates smaller firms to seek outside service providers rather than build expensive infrastructure.

Unique Technical Expertise

The increasing complexity of new drugs requires highly specialized, innovative, solution-driven research not available in all client labs. We believe that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

Data Management and Quality Expertise

Our clients and the FDA require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. We have made significant investments in software throughout our contract services groups to optimize efficiency and ensure compliance with FDA regulations and market expectations.

Globalization of the Marketplace

Foreign firms rely on independent development companies with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. We believe that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services will benefit from this trend.

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

Clients work with our preclinical services group to establish pharmacokinetics (PK), pharmacodynamics (PD) and safety testing of the new drug. These safety studies range from dose ranging studies, acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity.  A no effect level is then established for the drug and sets the basis for future dose levels in further safety testing and clinical phase I studies.  Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of our products are designed for use in late discovery and preclinical development. The Culex® family of robotic automated dose delivery and blood sampling systems enable researchers to quickly and cost effectively determine PK/PD profiles of drugs in large and small animal models.  These capabilities allow experiments on freely moving conscious animals from early research for therapeutic target validation to lead optimization of compounds being able to automatically dose and sample in-vivo to develop pharmacokinetic profiles of drugs during early screening in rodents quickly and cost effectively. Our bioanalytical services group utilizes our depth of expertise in liquid chromatography and electrochemistry to develop assays to support research and clinical programs.  Liquid chromatography coupled to mass spectrometry is now a mainstay of our bioanalytical laboratories in support of preclinical projects. We have invested heavily in robotics and mass spectrometry systems in previous years.  Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission.

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

Though we no longer perform Phase I clinical studies following the sale of the Baltimore Clinical Pharmacology Research Unit in fiscal 2008, our services include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and that the availability is consistent between formulations.

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

Our ability to solve client problems by combining our knowledge base, services and products has been a factor in our selection by major pharmaceutical companies to assist in several preclinical through the post-approval phases.

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

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from continuing operations from the services segment were $24.2 million for fiscal 2009. The following is a description of the services provided by our contract research services segment:

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

•
Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana to establish and confirm product purity, potency and shelf life. We have multiple International Conference on Harmonization validated controlled-climate GMP (Good Manufacturing Practices) systems in place.

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

Research Products

We focus our products business on expediting preclinical screening of developmental drugs. We compete in very small niches of the multibillion dollar analytical instrument industry. The products business targets unique niches in life science research. We design, develop, manufacture and market state-of-the-art:

•	In vivo sampling systems and accessories (including disposables, training and systems qualification)

•	Physiology monitoring tools

•	Liquid chromatography and electrochemistry instruments platforms

Revenues from continuing operations for our products segment were $7.6 million for fiscal 2009.  We offer three (3) principal product lines:  Analytical Products, In vivo Sampling Products and Vetronics’ Products.  The following is a brief description of the products offered:

•
Analytical Products:  The analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories.  The critical component of these products is the Epsilon® electrochemical platform.  This incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development.  The market is principally academic institutions and industrial research companies.

•
In vivo Sampling Products:  The in vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments.  These are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals.  Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data.  Behavior and other physiological parameters can also be monitored simultaneously.  Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor.  The line also includes miniaturized in vivo sampling devices sold to drug developers and medical research centers to assist in the study of  a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

•
Vetronics’ Products:  The Vetronics’ products consist of instruments and related software to monitor and diagnose cardiac function (electro-cardiogram) and measure other vital physiological parameters primarily in cats and dogs in veterinary clinics.

Clients

Over the past five years, we have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects.  Approximately 10% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies.

Pfizer, Inc. is our largest client, accounting for approximately 7.0% and 7.4% of our total revenues from continuing operations in fiscal 2009 and 2008, respectively. Pfizer, Inc. accounted for 3.2% and 10.0% of total trade accounts receivable from continuing operations at September 30, 2009 and 2008, respectively.

There can be no assurance that our business will not continue to be dependent on continued relationships with Pfizer, Inc. or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with our clients, the importance of a single client may vary dramatically from year to year.

Sales and Marketing

Our current sales and marketing efforts target both the top 200 global pharmaceutical companies and smaller companies. We recognize that our growth and customer satisfaction depend upon our ability to continually improve client relationships.

Our products and services are sold directly to the client. We currently have 18 employees on our sales and marketing staff.  Sales, marketing and technical supports are based in the corporate headquarters located in West Lafayette, Indiana.

We have a network of 12 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

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

Products

Founded as a provider of instrumentation and products utilized in life and physical sciences research laboratories, we continue to serve these product niches today.  Though many global analytical instruments competitors exist, we have an extensive, long standing network of customers who are repeat buyers and recommend our products.  In contrast, there are few competitors of our in vivo sampling products.  The primary market is large and small pharmaceutical researchers.  Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service.  We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment.  As customers’ needs constantly change, we continually invest in the refinement of our products and in new product opportunities that meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, as well as by associated Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations.  Since October 2004, we have been audited, on a routine basis, by the FDA and UK’s MHRA fifteen times. The FDA has visited five times in West Lafayette, and twice each at the UK, Oregon, and Evansville locations. MHRA has visited the UK facility four times. Of the eleven FDA audits, five were without findings.  The UK facility was found to be compliant with GLP and GCP.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our SOPs where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory-generated study data. In fiscal 2004, we purchased similar 21 CFR Part 11 compliant software for our preclinical research group.  At the end of fiscal 2009, the majority of our laboratory operations in the US were fully in compliance with 21 CFR Part 11, in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

Also in fiscal 2004, we initiated an implementation of a new Enterprise Resource Planning ("ERP") system, which was launched at all of our locations in the third quarter of fiscal 2005. The implementation of this system was completed in fiscal 2008. The introduction of this new ERP system is part of our response to the Sarbanes-Oxley Act of 2002 (the "Act"). We determined that it was not practical to comply with the control, documentation and testing requirements of Section 404 of the Act while operating on different, decentralized, obsolete systems at our various locations. As part of the implementation of the new system, documentation has been and will continue to be developed. Testing procedures were initiated in fiscal 2008 at all locations in preparation of management's assessment and report on internal controls over financial reporting required by the Act. We worked diligently to ensure that the ERP system and related procedures were adequately installed and successfully tested by the end of fiscal year 2008.  Management’s assessment and report on internal controls over financial reporting is included in Item 9A.

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

Research and Development

In fiscal 2009 and 2008, we spent $762 and $781, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

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

In fiscal 2008, the intangible assets amortization expense included an accelerated amount of $143 for the impairment of certain patents, licenses and trademarks.  This impairment reflected a management decision to no longer support these assets as active patents, licenses and trademarks since they had no related revenue-generating products.

Raw Materials

There are no specialized raw materials that are particularly essential to our business.  We have a variety of alternative suppliers for our essential components.

Employees

At September 30, 2009, we had 257 full-time employees and 17 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2009. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Richard M. Shepperd	69	Director, President and Chief Executive Officer
Michael R. Cox	62	Vice President, Finance; Chief Financial and Administrative Officer;
		Treasurer
Anthony S. Chilton, Ph.D.	53	Chief Operating Officer, Scientific Services
Jon Brewer	48	Vice President, Sales and Marketing
Craig S. Bruntlett, Ph.D.	60	Senior Vice President, Instruments Division
Lina L. Reeves-Kerner	58	Senior Vice President, Human Resources

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006. Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations.

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

Anthony S. Chilton, Ph.D.  was hired as the Chief Operating Officer, Scientific Services, effective December 1, 2008. Dr. Chilton has over 30 years of experience as a scientist and executive in leading life sciences companies in England, Canada and the United States.  For the past two years, Dr. Chilton was in charge of early development programs at Atherogenics, Inc. of Alpharetta, Ga.  In the two years prior to joining the Company, Dr. Chilton provided consulting and advisory services to various pharmaceutical companies.  Prior to that, he was Vice President of the Biopharmaceutical Development Division of Cardinal Health Inc., which he joined through a predecessor company in 1998 that was acquired by Cardinal in 2002. Previously, Dr. Chilton spent three years with life sciences companies in Canada, prior to which he held positions in his native United Kingdom.  Dr. Chilton received his bachelor’s degree in Chemistry from the University of East Anglia in 1981, and his Ph.D. in Analytical Chemistry from the University of Hertfordshire in 1993.

Jon D. Brewer was hired as the Vice President of Sales and Marketing, effective October 1, 2008.  Mr. Brewer has nearly 25 years of experience as a sales and marketing executive in the pharmaceutical industry. Most recently, from 2006 to 2008, he consulted with companies as an independent consultant to develop and implement new business strategies. Prior to that, from 2000 to 2006, he served as Vice President of Integrity Pharmaceuticals and continued in this role through the merger with Xanodyne, a specialty pharmaceutical company headquartered in Cincinnati, Ohio. He has a strong history of developing and executing product launches and sales strategies resulting in exceptional sales growth. Mr. Brewer resigned from the Company effective January 4, 2010.

Craig S. Bruntlett, Ph.D. has been Senior Vice President of the Instruments Division since September 2005. Prior to that, he was Senior Vice President of International Sales from 1999.  From 1992 to 1999 he was Vice President, Electrochemical Products. From 1980 to 1990, Dr. Bruntlett was Director of New Products Development for the Company. Dr. Bruntlett has a Bachelor of Arts degree in Chemistry and Mathematics from St. Cloud State University in Minnesota and a Ph.D. in Chemistry from Purdue University.

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

Noncompliance with debt covenants contained in our credit agreements could adversely affect our ability to borrow under our credit agreements and could ultimately render a substantial portion of our outstanding indebtedness immediately due and payable.

Certain of the Company’s credit agreements contain certain affirmative and negative financial covenants which the Company expects will be difficult to comply with based on the Company’s current and expected financial condition and results of operations. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to remedy any default within any allotted cure period or obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due the lenders could be permitted to proceed against their collateral. The election to exercise any such remedy could have a material adverse effect on our business and financial condition.

The global credit crisis and market downturn has had a negative impact on our ability to obtain additional financing. The inability to obtain additional financing could have a significant adverse effect on our operations.

 The global credit crisis destabilized the global economy and adversely impacted consumer confidence and spending. We believe this global credit crisis has also negatively impacted our ability to obtain additional financing. Our inability to obtain additional financing could have a significant adverse effect on our operations.  Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

Although we currently meet the listing requirements for the NASDAQ Capital Market, our common stock could be de-listed from the NASDAQ Capital Market.

The National Association of Securities Dealers, Inc. has certain standards for the continued listing of a security on The NASDAQ Capital Market.  These standards require, among other things, that a listed issuer have either (i) listed securities with a market value of at least $1 million, (ii) minimum stockholders’ equity of $2.5 million in the most recently completed fiscal year or in two of the three most recently completed fiscal years or (iii) net income from continuing operations of $500,000 in the most recently competed fiscal year or in two of the three most recently completed fiscal years.

If we are unsuccessful in maintaining our NASDAQ listing, then we may pursue listing and trading of our common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than NASDAQ. We anticipate the change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and general investors that will consider investing in our common stock;

•	the number of investors in general that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock.

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

Since the beginning of our fiscal year on October 1, 2008, we have seen evidence that suggests that many customers have reduced their research and development budgets.  We believe that this is in connection with the general economic slowdown.  While this condition continues, our revenues will be negatively impacted.

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

Certain members of our senior management team (other than Mr. Shepperd and Dr. Chilton) have employment agreements which include a clause for the continuation of the executive’s salary for a period of one or two years following the termination of their employment within one year of a Change of Control (as defined therein) regardless of the reason for termination. A Change of Control under these agreements includes the Company’s receipt of a report on a Schedule 13D by a person who beneficially owns, directly or indirectly, 20% or more of our outstanding Common Shares. On April 6, 2009, Dr. Peter T. Kissinger and Candice Kissinger filed a Schedule 13D with the Securities and Exchange Commission, which disclosed that they are the beneficial owners of more than 20% of our outstanding Common Shares. The terms of the employment agreements combined with the Kissinger’s Schedule 13D filing may make it more difficult to retain these executives. If a significant number of these executives choose to resign prior to April 6, 2010, the Company may be required to make payments to them that may adversely affect our operating results and liquidity.

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

Providing CRO services creates a risk of liability.

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

We occasionally review acquisition candidates and, in addition to acquisitions which we have already made, we are continually evaluating new acquisition opportunities.  We have faced substantial problems integrating acquisitions in the past.  Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing due to our financial condition and recent performance;
•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
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

The outsourcing trend in the biotechnology and pharmaceutical industries may decrease, which could adversely affect our operations.

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

Moreover, we rely on credit facilities to provide working capital to support our operations.  We regularly evaluate alternative financing sources.  Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner.

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

ITEM 3-LEGAL PROCEEDINGS

We currently do not have any material pending legal proceedings.

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2009, our common stock was traded on the NASDAQ Global Market under the symbol “BASi.”  Effective November 20, 2009, our common stock is traded on NASDAQ Capital Markets.  The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2007 through September 30, 2009.

	High	Low
Fiscal Year Ended September 30, 2008
First Quarter	$9.39	$6.76
Second Quarter	8.85	5.04
Third Quarter	6.00	4.25
Fourth Quarter	5.70	4.35

Fiscal Year Ended September 30, 2009
First Quarter	$5.13	$1.00
Second Quarter	1.82	0.60
Third Quarter	1.81	0.70
Fourth Quarter	1.15	0.60

Holders

There were approximately 2,700 holders of record of our common stock as of January 12, 2010.

Dividends

We have not paid any cash dividends on our common shares and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain a stock option plan that allows for the granting of options to certain key employees and directors. The following table gives information about equity awards under our stock option plans (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	595	$6.03	336

Equity compensation plans not approved by security holders (1)	25	$4.58	—

Total	620	$5.97	336

(1) Includes option to purchase 25 shares at $4.58 granted to Michael R. Cox on April 1, 2004.

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands unless otherwise indicated.

Business Overview

The business of Bioanalytical Systems, Inc. is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations ("CRO's") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug applications.

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

In contrast to fiscal 2008, there were several announcements of large mergers in the pharmaceutical industry in fiscal 2009. Pfizer Inc. and Eli Lilly and Co. have both announced significant acquisitions.  Also, Merck and Roche have recently announced mergers with Schering-Plough and Genentech, respectively. We believe that such merger and consolidation activity reduced the demand and increased competition for CRO services in fiscal 2009 and was a distraction for the research and development arms of these companies as they await finalization of new drug development portfolios.  The additional competitive pressures could adversely affect our future operating results.

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  We believe these actions are largely in response to the global economic recession and related financial crisis.  The delays and reductions in spending by our customers resulted in a significant negative impact on our revenues for fiscal 2009 as compared to our prior fiscal year.  However, the number of new studies initiated by our customers increased during our third fiscal quarter ended June 30, 2009 and continued through the end of the current fiscal year.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In fiscal 2009, we experienced lower demand for our products and services, high cancellation rates and significant project delays. We believe this was primarily due to the current general economic conditions and the global financial crisis, increased competition, and consolidation of several large pharmaceutical and biotechnology companies, which delayed decisions on research and development spending. Despite these conditions and uncertainties about the level of and delays in R&D spending by pharmaceutical and biotechnology companies, we continue to believe in the fundamentals of the market and that it will rebound in future periods. For fiscal 2010, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In fiscal 2009, we had new authorizations of $33.6 million, a decrease of 26.2% over the same period in 2008. Likewise in fiscal 2009, our overall revenues declined approximately 24% versus the prior fiscal year.  Gross margin and earnings declined as well from prior year.  For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2009, see “Results of Operations – 2009 Compared to 2008” below.

As of September 30, 2009, we had $870 of cash and cash equivalents as compared to $335 of cash and cash equivalents at the end of fiscal 2008. In fiscal 2009, we generated $1,999 in cash from continuing operations.  Our accounts receivable and unbilled revenues balances decreased $3,680 from the prior fiscal year primarily due to the decline in sales, offset slightly by efforts to collect outstanding receivables. We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables. We will also continue to limit unnecessary spending, and freeze current wage rates for the foreseeable future to control costs and maintain cash.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues from continuing operations:

	Year Ended September 30,
	2009	2008

Service revenue	76.0%	79.0%
Product revenue	24.0	21.0

Total revenue	100.0%	100.0%

Cost of service revenue (a)	86.8	69.7
Cost of product revenue (a)	42.2	39.0
Total cost of revenue	76.1	63.2

Gross profit	23.9	36.8

Total operating expenses	38.4	30.1

Operating income (loss)	(14.5)	6.7

Other expense	(3.3)	(2.3)

Income (loss) from continuing operations before income taxes	(17.8)	4.4

Income tax (benefit) expense	(0.6)	3.2

Net income (loss) from continuing operations	(17.2)%	1.2%

(a) Percentage of service and product revenues, respectively.

2009 Compared to 2008

Service and Product Revenues

Overall, our Services and Product revenues continue to be negatively impacted by the U.S. and European economic recession.  Revenues for the year ended September 30, 2009 declined 23.8% to $31,784 compared to $41,697 for the year ended September 30, 2008.

Our Services revenue declined 26.6% to $24,158 compared to $32,921 for the prior year primarily as a result of lower bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $4,255 (a 23.5% decline from fiscal 2008), mainly due to study delays by clients and decreases in new bookings.  Our West Lafayette facility experienced the majority of the decline in bioanalytical analysis revenues, or $2,647. Likewise, our toxicology revenues declined from our prior fiscal year by $3,450, or 30.1%.  Study delays and cancellations contributed to the decline for the toxicology group as well.

Sales in our Products segment decreased 13.1% from $8,776 to $7,626 when compared to the same period in the prior year.  The majority of that decrease stems from lower sales of our Culex automated in vivo sampling systems, which declined 30.3% to $3,263 from $4,680.  This decline stems mainly from the reduction in research and development and capital spending by our customers as part of their overall cost savings initiatives.

Although our revenues for the current fiscal year were less than our prior fiscal year, our revenues increased 10% in the second half of the current fiscal year from the first half.  This increase is the result of increased proposal opportunities and acceptance rates since January 1, 2009 compared to the last six months of calendar 2008 resulting from the efforts of our sales and marketing department, which was reorganized in the first quarter of fiscal 2009.

 Cost of Revenue

Cost of revenue for the year ended September 30, 2009 was $24,180 or 76.1% of revenue compared to $26,364, or 63.2% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue increased to 86.8% in the current fiscal year from 69.7% in the prior year.  The principal cause of this increase was the decline in sales.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year increased from 39.0% to 42.2%.  The increase in the percentage was mainly due to an increase in our periodic charges for inventory obsolescence of $295.  This was the result of higher charges in the current fiscal year for products that were discontinued.

Operating Expenses

Selling expenses for the year ended September 30, 2009 decreased by 15.8% to $3,296 from $3,912 for the year ended September 30, 2008.   This decrease was primarily driven by a decrease in salary expense resulting from the reduction in work force and other departures, lower commissions due to the decline in sales and reduced spending on marketing expenditures. Also, accelerated amortization of $143 in fiscal 2008, related to the abandonment of unused patents, resulted in lower amortization expense in fiscal 2009.

Research and development expenses for the year ended September 30, 2009 decreased 2.4% to $762 from $781 for the year ended September 30, 2008. The decrease was partially due to a decrease in salaries from the reduction in work force as well as reduced spending on temporary labor and operating supplies.

General and administrative expenses for the current year decreased 2.2% to $7,674 from $7,846 for the prior year. A decline in salaries and hourly wages from the January 2009 reduction in force contributed to the reduction in expenses in the current fiscal year as well as strict controls on other variable expenses.

Other Income/Expense

Other income (expense), net, was $(1,060) for the year ended September 30, 2009 as compared to $(971) for the year ended September 30, 2008. This increase is due to additional borrowings on our line of credit, causing higher interest expense and lower interest income year over year.

Income Taxes

Our effective tax rate for continuing operations for the year ended September 30, 2009 was (3.5%) compared to 72.8% for the prior year period.  In fiscal 2009, a valuation allowance was set up against the entire US deferred income tax balance, adjusting the rate from (36.4%) to (3.5%).  In fiscal 2008, we recorded an additional expense of $233 for uncertain tax positions and incurred taxes on domestic income from which we could not deduct the loss from our UK facility.  We also did not provide income taxes on foreign earnings in fiscal 2008 or 2009 due to the availability of net operating loss carry forwards to offset our taxable income, which have not previously been recognized for financial statement purposes due to the uncertainty of future utilization.

Discontinued Operations

On June 30, 2008, we sold the operating assets of our Baltimore Clinical Pharmacology Research Unit (“CPRU”) to Algorithme Pharma USA Inc. ("AP USA") and Algorithme Pharma Holdings Inc. ("Algorithme") for a cash payment of $850, and the assumption of certain liabilities related to the CPRU.   As a result, we exited the market for Phase I first-in-human clinical studies.  We remain contingently liable for $800 annually through 2015 for future financial obligations under the CPRU facility lease.  For further detail, see Note 5 to the consolidated financial statements included in this report.

Accordingly, in the consolidated statements of operations and cash flows, we segregated the results of the CPRU as discontinued operations for our 2008 fiscal year.  The loss from discontinued operations reflects the results of operations of the CPRU until disposal in fiscal 2008. The remaining estimated cash expenditures related to this unit were recorded as current liabilities of discontinued operations, since they were paid within fiscal year 2009.  These expenditures relate mostly to normal operating expenses.  The current assets of discontinued operations relate mostly to outstanding customer receivables for completed clinical trials that were collected in fiscal 2009.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2009, we had cash and cash equivalents of $870 compared to $335 at September 30, 2008.

Net cash provided by continuing operating activities was $1,999 for the year ended September 30, 2009, compared to $3,959 for the year ended September 30, 2008. The decrease in cash provided by continuing operating activities in the current fiscal year primarily results from a decrease in earnings from continuing operations as well as a decrease in customer advances of $1,169.  These items were partially offset by a decrease in accounts receivable of $3,680 as a result of the decline in sales and a decrease in refundable income taxes of $739 due to the receipt of federal and state income tax refunds.  Included in operating activities for fiscal 2009 are non-cash charges of $2,645 for depreciation and amortization, $103 recorded to reflect the fair value of our interest rate swaps, $472 for impairment of goodwill for our UK operations and $570 for employee stock option expense.  The impact on operating cash flow of other changes in working capital was not material.

The decline in cash generated from operations, which is our primary source of cash, relates to our current operating loss. We experienced an operating loss in fiscal 2009 as compared to operating income in the prior year as a result of an approximate 24% year-to-date decrease in sales, significantly reducing our cash flow from operations.  The decline in sales was due to both a decrease in new bookings and delays by sponsors on projects previously booked.  This negative impact on our cash flow from operations began to slow in our third quarter of fiscal 2009 as our revenues began to increase.  Total revenues in the fourth quarter of fiscal 2009 of $8,521 represent the highest revenues of any quarter in fiscal 2009. Likewise, revenues in the second half of fiscal 2009 increased approximately $1,500 or 10% over the first half of the current fiscal year.  Selling, general and administrative costs in the first half of fiscal 2009 included one-time costs, such as severance for employees, recruiting fees for replacing former officers and marketing and advertising costs associated with our new marketing plan and branding.  These increased costs did not continue into the second half of fiscal 2009.  Compared to the first half of fiscal 2009, selling and general and administrative costs decreased $1,580, or 25%, in the second half of the current fiscal year. We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact fiscal 2010 as well.

With respect to compliance with our bank loan covenants, EBITDA is computed as earnings before interest, taxes, depreciation and amortization, removing other non-cash charges such as stock option expenses and the impairment loss and deducting unfunded capital expenditures.  For the third quarter ended June 30, 2009, we generated positive EBITDA for the first time in fiscal 2009.  This continued into the fourth quarter of fiscal 2009 with another positive EBITDA quarter.  We also covered our fixed charge coverage ratio for interest, debt and lease amortization for the second half of fiscal 2009, after a period of three fiscal quarters in which we did not.  We believe these improvements helped to enable us to obtain waivers from our banks for loan covenant violations and to amend the covenants for future periods as discussed below.

In January 2009, we completed a reduction in work force impacting all areas of operations, through both attrition and terminations, which reduced our annual compensation expense by approximately 12%.  Also, in an effort to reduce operating costs and provide greater financial flexibility, we negotiated a 43% reduction in the base salary of Richard M. Shepperd, our CEO.

Investing activities used $834 in fiscal 2009 mainly due to capital expenditures.  Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.  The 51.3% reduction in capital spending from fiscal 2008 is a result of our efforts to contain cash commitments throughout the organization, funding only necessary expenditures.

Financing activities used $1,476 in the current fiscal year as compared to $2,071 used for fiscal 2008. The main use of cash in fiscal 2009 was for long term debt and capital lease payments of $1,212, as well as net payments on our line of credit of $264.  In fiscal 2008, we repaid the balance of our subordinated debt, approximately $4,500, which was partially offset by $1,400 of new borrowings, net borrowings on our line of credit of $2,023 and long term debt and capital lease payments of $1,029.

Since the acquisition of the Baltimore clinic in fiscal 2003, we had consistently experienced negative cash flows from that operation.  With the sale of that operation on June 30, 2008, we eliminated a significant drain on operating cash flows, which should result in improved future liquidity.   During fiscal 2009, cash provided by operating activities for discontinued operations of $588 is mainly due to the collection of outstanding receivables.

Capital Resources

Property and equipment spending totaled $0.8 million and $3.2 million in fiscal 2009 and 2008, respectively. The decrease in spending in fiscal 2009 is the result of cash savings initiatives, funding only necessary expenditures. Capital spending in fiscal 2008 was mainly for tenant improvements on our new lease in the UK facility as well as laboratory equipment financed mainly through capital leases in the West Lafayette and Evansville, Indiana facilities. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services, and by the replacement or upgrading of our equipment. Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

We have notes payable to Regions aggregating approximately $8,700 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC), which is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time, as described in Note 7 to our consolidated financial statements. Regions notes payable include three outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $7,503.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February 2011 with an interest rate of 6.1%.  In addition to the mortgages, we also have a note payable with Regions totaling $1,212, maturing December 18, 2010.  Interest on this term loan is equal to 6.1%. Monthly payments are $9 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations. See Note 7 to the Consolidated Financial Statements for additional information.

We have interest rate swap agreements with respect to the note payable and a mortgage loan to fix the interest rate at 6.1%.  We entered into the derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $103 at September 30, 2009 and $0 at September 30, 2008, which was recorded in our consolidated financial statements as interest expense and a long term liability.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero.

Borrowings under our credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures as well as comply with certain financial covenants outlined in the borrowing agreements. All of these credit agreements contain cross-default provisions.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans contain both cross-default provisions with each other and with the revolving line of credit from EGC as described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions waived our violation of our fixed charge coverage ratio covenant through the end of our second fiscal quarter of the current year.  On May 18, 2009, Regions amended the computations and requirements for the fixed charge coverage ratios through December 31, 2009.  After that date, the computations and requirements for the fixed charge coverage ratio will revert to those in the original agreement.  The amended computations are less restrictive to us.  At September 30, 2009, we were in compliance with the amended fixed charge covenant ratio.  Based on projections for fiscal 2010, we expect to be in breach of the Regions covenants once the computations and requirements revert to the original agreement after December 31, 2009.  On January 7, 2010, Regions waived our expected violation of the fixed charge coverage ratio covenant through December 31, 2009.  On January 13, 2010, Regions amended the computations and requirements for the fixed charge coverage ratios through fiscal year 2010.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with Entrepreneur Growth Capital LLC (EGC), which we intend to use for working capital and other purposes, to replace the National City line of credit that expires on January 15, 2010. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The initial term of the Credit Agreement terminates January 31, 2011 but is renewable upon mutual agreement of the parties. If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges for the number of months remaining until expiration.

The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

Under the Credit Agreement borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%) with minimum interest of $15 per month.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

                Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2010 to finance working capital.  To conserve cash, we instituted a freeze on non-essential capital expenditures.  As of September 30, 2009, we had $3,000 of total borrowing capacity with the National City line of credit, of which $1,759 was outstanding, and $870 of cash on hand.

We had a decrease in our total borrowing capacity of $1,448, from $4,448 to $3,000, from the fiscal year ended September 30, 2008 due to several factors, including the reduction of our maximum available amount from $5,000 to $3,000.  Declining sales in fiscal 2009 led to a lower accounts receivable balance, which reduces the total borrowing capacity.  As discussed above, the sales decline, which was due to lower new bookings and sponsor delays, began to slow in the third quarter of the current fiscal year.  Revenues in the second half of fiscal year 2009 increased 10% over the first fiscal half and our accounts receivable balance increased slightly as well.  Although the second half revenue and cash flow have shown gains over the first half of fiscal 2009, failure to continue to improve revenue and control expenses could impair our ability to continue operations.

With the decrease in cash flow from operations discussed above, we may face additional situations during fiscal 2010 where we are not in compliance with at least one covenant in the Credit Agreement, requiring that we obtain a waiver at that time.  If that situation arises, we will be required to negotiate with our lending banks again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit.  Additional information on the debt is described in Note 7, Debt Arrangements.

	2010	2011	2012	2013	2014	After 2014	Total

Notes payable	$524	$2,727	$306	$5,158	$—	$—	$8,715
Capital lease obligations	826	479	342	159	—	—	1,806
Operating leases	434	424	421	405	402	2,918	5,004
Uncertain tax positions	473	—	—	—	—	—	473

	$2,257	$3,630	$1,069	$5,722	$402	$2,918	$15,998

We anticipate spending approximately $1.0 million in fiscal 2010 on capital assets, primarily laboratory equipment which will be financed using capital leases.

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

Long-Lived Assets, Including Goodwill

Long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During 2008, we recorded an impairment charge of $143 related to certain patents, licenses and trademarks that have no revenue generating products.

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired, using a two-step process.  In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our three reporting units are West Lafayette/Oregon, Evansville and the UK based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. Due to fiscal year 2009 operating losses and lowered expectations for the near future, we performed an impairment test for our UK reporting unit as of June 30, 2009 using the assumptions detailed in the table below.  As a result of this test, we recorded a $472 impairment loss equal to the total value of the UK goodwill.  We performed our annual impairment test for all other reporting units at September 30, 2009.  Using the following assumptions, which are more conservative than our internal forecasts and operating plans, the fair value of our West Lafayette/Oregon reporting unit is greater than the carrying value by approximately $1,600:

	Reporting Unit
	West Lafayette/Oregon	UK

Discount rate	22.0%	20.0%

Revenue growth rate in fiscal 2010	1.5%	27.0%

Revenue growth rate each year after fiscal 2010	3.0%	18.0%

Operating expense reduction in fiscal 2010	18.1%	17.0%

Operating expense increase each year after fiscal 2010	1.0%	9.0%

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report.  There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At September 30, 2009, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $114.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $570 and $592 during the fiscal years ended September 30, 2009 and 2008, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2009 and 2008 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense recognized in future periods.

Income Tax Accounting

As described in Note 8 to the consolidated financial statements, we use the asset and liability method of accounting for income taxes.

We maintain a reserve for uncertain tax positions, according to ASC 740, Income Taxes. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.

At the end of fiscal 2008 a $473 liability for uncertain income tax positions existed under ASC 740. This reserve is classified as a current liability in the consolidated balance sheet based on when we expect each of the items to be settled. Interest and penalties are included in this reserve. See Note 8 for additional information.

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

We have an accumulated net deficit in our UK subsidiaries, consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

New Accounting Pronouncements

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS (International Financial Reporting Standards). IFRS is a comprehensive series of accounting standards published by the IASB (International Accounting Standards Board). Under the proposed roadmap, we could be required to prepare financial statements in accordance with IFRS beginning in fiscal 2014. The SEC has indicated it will make a determination in 2011 regarding mandatory adoption of IFRS.

In April 2009, the FASB issued an accounting pronouncement under ASC 825-10-50 extending the disclosure requirements regarding the fair value of financial instruments.  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for the Company).  The adoption of ASC 825-10-50 has resulted in increased disclosures in our consolidated financial statements.

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (“subsequent events”). The standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements. We have evaluated subsequent events through January 13, 2010, the date of issuance of our consolidated financial statements.

In June 2009, the FASB issued a new standard on the FASB Accounting Standards Codification, or ASC. This standard was issued to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the FASB ASC has resulted in increased disclosures in our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Bioanalytical Systems, Inc.

Consolidated Balance Sheets as of September 30, 2009 and 2008	32

Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended September 30, 2009 and 2008	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008	35

Notes to Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm	55

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

 BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$870	$335
Accounts receivable
Trade	3,996	6,705
Unbilled revenues and other	1,684	2,653
Inventories	1,847	2,184
Deferred income taxes	—	516
Refundable income taxes	544	1,283
Prepaid expenses	622	639
Current assets of discontinued operations	—	629
Total current assets	9,563	14,944

Property and equipment, net	21,282	23,135
Deferred income taxes	12	—
Goodwill	1,383	1,855
Intangible assets, net	114	144
Debt issue costs	145	177
Other assets	86	92

Total assets	$32,585	$40,347

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,997	$2,209
Accrued expenses	2,113	2,061
Customer advances	2,863	4,032
Income tax accruals	473	473
Revolving line of credit	1,759	2,023
Current portion of capital lease obligation	650	720
Current portion of long-term debt	524	491
Current liabilities of discontinued operations	—	41
Total current liabilities	10,379	12,050

Capital lease obligation, less current portion	792	1,443
Long-term debt, less current portion	8,191	8,715
Fair value of interest rate swaps	103	—
Deferred income taxes	—	344

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
September 30, 2009 and 2008December, 2007	1,191	1,191
Additional paid-in capital	13,131	12,561
Retained earnings	(1,290)	4,173
Accumulated other comprehensive income (loss)	88	(130)

Total shareholders’ equity	13,120	17,795

Total liabilities and shareholders’ equity	$32,585	$40,347

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2009	2008
Service revenue	$24,158	$32,921
Product revenue	7,626	8,776
Total revenue	31,784	41,697

Cost of service revenue	20,959	22,941
Cost of product revenue	3,221	3,423
Total cost of revenue	24,180	26,364

Gross profit	7,604	15,333
Operating expenses:
Selling	3,296	3,912
Research and development	762	781
General and administrative	7,674	7,846
Impairment loss	472	—
Total operating expenses	12,204	12,539

Operating income (loss)	(4,600)	2,794

Interest income	2	29

Interest expense	(1,063)	(1,006)

Other income	1	6
Income (loss) from continuing operations before income taxes	(5,660)	1,823

Income taxes (benefit)	(197)	1,328
Net income (loss) from continuing operations	$(5,463)	$495

Discontinued Operations (Note 5)

Loss from discontinued operations before income taxes	$—	$(2,811)
Loss on disposal	—	(474)
Tax benefit	—	1,301
Net loss from discontinued operations after income taxes	$—	$(1,984)

Net loss	$(5,463)	$(1,489)

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(1.11)	$0.10
Net loss per share from discontinued operations	—	(0.40)
Basic net loss per share	$(1.11)	$(0.30)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(1.11)	$0.10
Net loss per share from discontinued operations	—	(0.40)
Diluted net loss per share	$(1.11)	$(0.30)

Weighted common shares outstanding:
Basic	4,915	4,914
Diluted	4,915	4,968

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common shares		Additional paid-in-	Retained	Accumulated other comprehensive	Total shareholders'
	Number	Amount	capital	earnings	Income (loss)	equity

Balance at October 1, 2007	4,909	1,189	11,957	5,560	(152)	18,554

Comprehensive loss:
Net income from continuing operations	—	—	—	495	—	495
Net loss on discontinued operations	—	—	—	(1,984)	—	(1,984)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	22	22
Total comprehensive loss						(1,467)

Stock compensation	—	—	592	—	—	592

Exercise of stock options	6	2	12	—	—	14

Adoption of ASC 740 cumulative adjustment	—	—	—	102	—	102

Balance at September 30, 2008	4,915	$1,191	$12,561	$4,173	$(130)	$17,795

Comprehensive loss:
Net loss from continuing operations	—	—	—	(5,463)	—	(5,463)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	218	218
Total comprehensive loss						(5,245)

Stock compensation	—	—	570	—	—	570

Balance at September 30, 2009	4,915	$1,191	$13,131	$(1,290)	$88	$13,120

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2009	2008
Operating activities:
Net loss	$(5,463)	$(1,489)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Net loss from discontinued operations, including loss on disposal	—	1,984
Depreciation and amortization	2,645	3,013
Goodwill impairment charge	472	—
Employee stock compensation expense	570	592
Bad debt expense	(2)	58
Loss on interest rate swap	103	—
Loss on sale of property and equipment	37	24
Deferred income taxes	160	388
Changes in operating assets and liabilities:
Accounts receivable	3,680	(1,510)
Inventories	338	(207)
Refundable income taxes	739	(509)
Prepaid expenses and other assets	49	151
Accounts payable	(212)	969
Accrued expenses	52	433
Customer advances	(1,169)	62
Net cash provided by continuing operating activities	1,999	3,959

Investing activities:
Capital expenditures	(834)	(1,713)
Proceeds from sale of property and equipment	—	2
Net cash used by continuing investing activities	(834)	(1,711)

Financing activities:
Payments of long-term debt	(491)	(4,876)
Borrowings on long-term debt	—	1,400
Payments on revolving line of credit	(19,052)	(14,285)
Borrowings on revolving line of credit	18,788	16,308
Payments on capital lease obligations	(721)	(632)
Net proceeds from the exercise of stock options	—	14
Net cash used by continuing financing activities	(1,476)	(2,071)

Cash flow of discontinued operations:
Cash provided (used) by operating activities	588	(3,361)
Net cash provided by investing activities	—	669
Net cash provided (used) by discontinued operations	588	(2,692)

Effect of exchange rate changes	258	13

Net increase (decrease) in cash and cash equivalents	535	(2,502)
Cash and cash equivalents at beginning of year	335	2,837
Cash and cash equivalents at end of year	$870	$335

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

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.  The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts for continuing operations was $110 and $83 at September 30, 2009 and 2008, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2009	2008

Opening balance	$83	$27
Charged to expense, net	39	58
Accounts written off	(12)	(2)
Ending balance	$110	$83

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Depreciation expense for continuing operations was $2,609 in fiscal 2009 and $2,752 in fiscal 2008. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2009 and 2008 consisted of the following:

	2009	2008
Land and improvements	$490	$497
Buildings and improvements	21,298	21,318
Machinery and equipment	20,462	20,456
Office furniture and fixtures	972	992
Construction in progress	40	149
	43,262	43,412
Less: accumulated depreciation	(21,980)	(20,277)
Net property and equipment	$21,282	$23,135

(g)	Long-Lived Assets including Goodwill

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

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired, using a two-step process.  In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate and sales growth rate are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our three reporting units are West Lafayette/Oregon, Evansville and the UK based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used.  Due to fiscal year 2009 operating losses and lowered expectations for the near future, we performed an impairment test for our UK reporting unit as of June 30, 2009 using the assumptions detailed in the table below.  As a result of this test, we recorded a $472 impairment loss equal to the total value of the UK goodwill.  We performed our annual impairment test for all other reporting units at September 30, 2009.  Using the following assumptions, which are slightly below our internal forecasts and operating plans, the fair value of our West Lafayette/Oregon reporting unit is greater than the carrying value.

	Reporting Unit
	West Lafayette/Oregon	UK

Discount rate	22.0%	20.0%

Revenue growth rate in fiscal 2010	1.5%	27.0%

Revenue growth rate each year after fiscal 2010	3.0%	18.0%

Operating expense reduction in fiscal 2010	18.1%	17.0%

Operating expense increase each year after fiscal 2010	1.0%	9.0%

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report.  There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

At September 30, 2009, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $114.

A summary of activity in our goodwill account is as follows:

	2009	2008

Opening balance	$1,855	$1,855
UK impairment charge	(472)	—
Ending balance	$1,383	$1,855

On June 30, 2008, we sold the operating assets of our Clinical Pharmacology Research Unit located in Baltimore, Maryland.  As a result of this sale (more fully described in Note 5), we expensed the remaining $47 unamortized balance of the intangible assets of this unit in fiscal 2008.

Also, in fiscal 2008, the intangible assets amortization expense includes an accelerated amount of $143 for the write off of certain patents, licenses and trademarks.  This acceleration reflects a management decision to no longer support certain assets as active patents, licenses and trademarks since they had no related revenue-generating products.

The components of intangible assets subject to amortization are as follows:

		September 30, 2009
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$188

		September 30, 2008
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$158

Amortization expense for intangible assets for fiscal years ended September 30, 2009 and 2008 was $30 and $215 respectively.  As mentioned above, the large decline in amortization expense from fiscal 2008 to fiscal 2009 is the result of fiscal 2008 accelerated amortization of $143 for the write off of certain patents, licenses and trademarks as well as the $47 amortization related to the intangible assets of the CPRU unit in Baltimore. The following table provides information regarding estimated amortization expense for the next five fiscal years:

2010	$30
2011	30
2012	30
2013	24
2014	—

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $219 and $201 for the years ended September 30, 2009 and 2008, respectively.

(i)	Stock-Based Compensation

We have a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 9.  All options granted under these plans have an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 9.  Stock-based compensation expense for employee stock options for the years ended September 30, 2009 and 2008 was $570 and $592 with related tax benefits of $0 and $154, respectively.

(j)	Income Taxes

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

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.  Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, which relate to certain state income tax issues, will be resolved upon the conclusion of state tax litigation. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.

(k)	New Accounting Pronouncements

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS (International Financial Reporting Standards). IFRS is a comprehensive series of accounting standards published by the IASB (International Accounting Standards Board). Under the proposed roadmap, we could be required to prepare financial statements in accordance with IFRS beginning in fiscal 2014. The SEC has indicated it will make a determination in 2011 regarding mandatory adoption of IFRS.

In April 2009, the FASB (Financial Accounting Standards Board) issued an accounting pronouncement under ASC 825-10-50 extending the disclosure requirements regarding the fair value of financial instruments.  ASC 825-10-50 requires disclosures in interim reporting periods and in financial statements for annual reporting periods regarding the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not on the company's balance sheet.  ASC 825-10-50 requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, in both interim and annual financial statements.  ASC 825-10-50 is effective for interim reporting periods ending after June 15, 2009 (the quarter ended June 30, 2009 for the Company).  While the adoption of ASC 825-10-50 impacts our disclosures, it did not have an impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (“subsequent events”). The standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued a new standard on the FASB Accounting Standards Codification, or ASC. This standard was issued to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Essentially, the GAAP hierarchy was modified to only include 2 levels – authoritative and non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. While the adoption of the FASB ASC impacted our disclosures, it did not have an impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our consolidated financial statements.

(l)	Fair Value

The Company adopted the provisions of the Fair Value Measurements and Disclosure Topic effective for interim reporting periods ending after June 15, 2009 as required by the FASB ASC. This Topic defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements about fair value measurements.

This Topic also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•	Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and long-term debt is equal to their carrying values due to the variable nature of their interest rates.  See Note 7 for further discussion of the fair value of our interest rate swap.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates as part of the issuance of these consolidated financial statements include but are not limited to the determination of fair values, deferred tax valuations, depreciation, impairment charges and stock compensation.  Our actual results could differ from those estimates.

3.  INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the fiscal year ended September 30, 2009 as they are anti-dilutive.

[Remainder of page intentionally left blank.]

The following table reconciles our computation of basic income (loss) per share from continuing operations to diluted income (loss) per share from continuing operations:

	Years Ended September 30,
	2009	2008
Basic net income (loss) per share from continuing operations:
Net income (loss) applicable to common shareholders	$(5,463)	$495
Weighted average common shares outstanding	4,915	4,914
Basic net income (loss) per share from continuing operations	$(1.11)	$0.10

Diluted net income (loss) per share from continuing operations:
Diluted net income (loss) applicable to common shareholders	$(5,463)	$495
Weighted average common shares outstanding	4,915	4,914
Dilutive stock options/shares	—	54
Diluted weighted average common shares outstanding	4,915	4,968
Diluted net income (loss) per share from continuing operations	$(1.11)	$0.10

At September 30, 2009 and 2008, we had 620 and 700 shares, respectively, issuable upon exercise of stock options that are not included in our outstanding share calculation as they are anti-dilutive.

4.  INVENTORIES

Inventories at September 30 consisted of the following:

	2009	2008
Raw materials	$1,732	$1,897
Work in progress	131	268
Finished goods	271	202
	$2,134	$2,367
Obsolescence reserve	(287)	(183)
	$1,847	$2,184

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

Accordingly, in the accompanying consolidated statements of operations and cash flows we have segregated the results of the CPRU as discontinued operations for fiscal 2008.  The loss from discontinued operations reflects the operating loss of the CPRU.  The CPRU was previously included in our Services segment.

Condensed Statements of Operations from Discontinued Operations

(in thousands)	Year Ended September 30,
	2009	2008
Net Sales	$—	$2,192
Loss before income taxes and disposal	—	(2,811)
Loss on disposal	—	(474)
Loss from operations before tax benefit	—	(3,285)
Income tax benefit	—	1,301
Net loss	$—	$(1,984)

Summary Balance Sheet of Discontinued Operations

(in thousands)	September 30, 2009	September 30, 2008

Receivables, net of allowance for doubtful accounts	$—	$346
Other current assets	—	283
Total assets	$—	$629
Accounts payable, accrued liabilities and other liabilities	—	41
Equity	—	588
Total liabilities and equity	$—	$629

6.  LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2009 and 2008 was $3,884. Accumulated amortization on capital leases at September 30, 2009 and 2008 was $1,981 and $1,338, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

During fiscal 2009, we did not acquire any new equipment through capital lease arrangements.  We acquired equipment totaling $1,145 through capital lease arrangements during the year ended September 30, 2008. Future minimum lease payments on capital leases at September 30, 2009 are as follows:

	Principal	Interest	Total
2010	$650	$176	$826
2011	366	113	479
2012	279	63	342
2013	147	12	159
2014	—	—	—
	$1,442	$364	$1,806

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2013, with the UK building lease expiring in 2023. Certain of these leases contain renewal options. Total rental expense under these leases was $485 and $1,609 in fiscal 2009 and 2008, respectively.  The decrease in rental expense in the current year is primarily due to the sale of our CPRU unit on June 30, 2008 as described in Note 5.  Beginning in the fourth quarter of fiscal 2008, we did not have the building lease payments for the CPRU unit.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2009 are as follows:

2010	$434
2011	424
2012	421
2013	405
2014	402
After 2014	2,918
$5,004

[Remainder of page intentionally left blank.]

7.  DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2009	2008

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40 until June 1, 2010 when it adjusts under the terms of the note. Interest is fixed at 7.1% for three years beginning June 1, 2007. Collateralized by underlying property. Due November, 2012.	$4,117	$4,294

Mortgage note payable to a bank, payable in monthly principal and interest installments of $19. The interest rate is 6.1%. Collateralized by underlying property. Due February, 2011.	1,489	1,623

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17 until June 1, 2010, when it adjusts under the terms of the note. Interest is fixed at 7.1% for three years beginning June 1, 2007. Collateralized by underlying property. Due November, 2012.	1,897	1,967

Note payable to a bank, payable in monthly principal installments of $9 plus interest. The interest rate is 6.1%. Collateralized by West Lafayette and Evansville properties. Due December, 2010.	1,212	1,322

	$8,715	$9,206

Less current portion	524	491

	$8,191	$8,715

The following table summarizes our principal payment obligations for the years ending September 30:

2010	$524
2011	2,727
2012	306
2013	5,158
$8,715

Cash interest payments of $917 and $872 were made in 2009 and 2008, respectively.

Mortgages and note payable

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. The outstanding balance on this loan at September 30, 2009 was $1,212. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $9 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,500 of additional mortgage debt on these facilities.  We entered into interest rate swap agreements with respect to two of these loans to fix the interest rate at 6.1%.  We entered into these derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates. The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $103 at September 30, 2009 and $0 at September 30, 2008, which was recorded in our condensed consolidated financial statements as interest expense and a long term liability.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in two years without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.  At December 31, 2008 and March 31, 2009, we were not in compliance with our fixed charge coverage ratio.  On February 17, 2009, Regions waived our violation of our fixed charge coverage ratio covenant through March 31, 2009.  On May 18, 2009, Regions amended the computations and requirements for the fixed charge coverage ratios through December 31, 2009.  After that date, the computations and requirements for the fixed charge coverage ratio will revert to those in the original agreement.  The amended computations are less restrictive to us.  At September 30, 2009, we were in compliance with the amended fixed charge covenant ratio.  Based on projections for fiscal 2010, we expect to be in breach of the Regions covenants once the computations and requirements revert to the original agreement after December 31, 2009.  On January 7, 2010, Regions waived our expected violation of the fixed charge coverage ratio covenant through December 31, 2009.  On January 13, 2010, Regions amended the computations and requirements for the fixed charge coverage ratios through fiscal year 2010.

Revolving Line of Credit

Through December 31, 2009, we had a revolving line of credit (“Agreement”), with National City, which we used for working capital and other purposes. Borrowings under the Agreement were collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, the Company agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Agreement.

The covenants in the Agreement required that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements.  The Agreement also contained cross-default provisions with the Regions loans.

On July 17, 2009, we executed a Fourth Amendment to the Amended and Restated Credit Agreement with National City.  In fiscal 2009, prior to the Fourth Amendment, we had been operating in breach of the fixed charge coverage ratio and tangible net worth covenants.  Under the amended Agreement, National City reduced the maximum available amount from $5,000 to $3,000 and agreed to waive our violations of the fixed charge coverage ratio covenant and the tangible net worth covenant through June 30, 2009.  National City also agreed to amend the computations and requirements for the fixed charge coverage ratios and the tangible net worth ratio through December 31, 2009. As of September 30, 2009, we were in compliance with the amended computations.  On December 31, 2009, we executed a Fifth Amendment to the Amended and Restated Credit Agreement with PNC Bank, as successor by merger to National City, extending the maturity date of the line of credit until January 15, 2010.

At September 30, 2009, we had $3,000 of total borrowing capacity from the National City line of credit, of which $1,759 was outstanding.

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with Entrepreneur Growth Capital LLC (EGC) to replace the National City line of credit that expires on January 15, 2010.  The initial term of the Credit Agreement expires on January 31, 2011.  Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of January 13, 2010 with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500, which may restrict the amount we can borrow to fund future operations, acquisitions and capital expenditures.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

8.  INCOME TAXES

Significant components of our deferred tax liabilities and assets as of September 30 are as follows:

	2009	2008
Long-term deferred tax assets:
Tax over book depreciation	$(842)	$(770)
Lower tax basis on assets of acquired company	(418)	(428)
Domestic net operating loss carryforward	1,440	641
Stock compensation expense	363	213
Foreign net operating loss	1,293	—
Foreign tax credit carryover	119	—
AMT credit carryover	13	—
Total long-term deferred tax assets	$1,968	$(344)

Current deferred tax assets:
Inventory pricing	$186	$128
Accrued compensation and vacation	240	244
Accrued expenses and other – net	—	73
Foreign tax credit carryover	—	71
Foreign net operating loss	(1)	540
Total current deferred tax assets	$425	$1,056

Valuation allowance for deferred tax assets	(2,381)	(540)

Net deferred tax assets	$12	$172

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2009	2008
Current:
Federal	$(345)	$(505)
State	(11)	144
Foreign	(1)	—
Total Current	$(357)	$(361)

Deferred:
Federal	$118	$341
State	41	45
Foreign	1	2
Total deferred	$160	$388

	$(197)	$27

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2009	2008
Statutory federal income tax rate	(34 .0)%	34 .0%
Increases (decreases):
Nondeductible expenses	2 .6	5 .0
State income taxes, net of federal tax benefit	(5 .4)	10 .0
Nontaxable foreign (gains) losses	2 .5	12 .4
Uncertain tax positions	—	12 .8
Valuation allowance	32 .9	—
Other	(2 .1)	(1 .4)

	(3 .5)%	72 .8%

We have not provided any U.S. income taxes benefit on the accumulated losses of our UK subsidiary. In fiscal 2009 and 2008, our foreign operations generated losses before income taxes of $2,293 and $669, respectively.  We have foreign net operating loss carryforwards of $4,040 that have an indefinite life under current UK tax law.  Payments made in 2009 and 2008 for income taxes amounted to $1 and $186, respectively.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration.  We have a valuation allowance for the deferred tax asset related to the foreign net operating losses.  In fiscal 2009, a valuation allowance of $1,088 was established for our domestic operations to reflect our estimate of the temporary deductible differences that may expire prior to their utilization.

At September 30, 2009, we had domestic net operating loss carryforwards of approximately $3,242 for federal and $3,968 for state, which expire from September 30, 2028 through 2029.  Also, we have a foreign tax credit carryforward of approximately $119, which expires on September 30, 2016.  Further, we have an alternative minimum tax credit carryforward of approximately $13 available to offset future federal income taxes.  This credit has an unlimited expiration.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At the end of fiscal 2008, a $473 liability for uncertain income tax positions existed under ASC 740.

A reconciliation of the total amounts of unrecognized tax liability at September 30, 2008 and 2009 is as follows:

Beginning of year balance, October 1, 2007	$240
Increases to tax positions in current year	259
Increases to tax positions in prior years	—
Decreases to tax positions in prior years	(26)
Decreases due to lapse of statute of limitations	—
End of year balance, September 30, 2008	$473
Increases to tax positions in current year	—
Increases to tax positions in prior years	—
Decreases to tax positions in prior years	—
Decreases due to lapse of statute of limitations	—
End of year balance, September 30, 2009	$473

Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions will be resolved upon the conclusion of state tax litigation. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.  Interest and penalties are included in this reserve.  We file income tax returns in the U.S., several U.S. States, and the foreign jurisdiction of the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2005.

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

The maximum number of common shares that may be granted under the Plan is 500 shares.  At September 30, 2009, 336 shares remain available for grants under the Plan.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2009		2008
Risk-free interest rate	2.89%		3.74%
Dividend yield	0.00%		0.00%
Volatility of the expected market price of the Company's common stock	55.00 77.00	%- %	44.00 59.00	%- %
Expected life of the options (years)	8.0		7.0

A summary of our stock option activity and related information for the years ended September 30, 2009 and 2008, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2007	615	$6.00
Exercised	(6)	$4.94
Granted	189	$6.40	$3.67
Terminated	(44)	$6.74
Outstanding - September 30, 2008	754	$6.06	$3.50	7.7	$39

Outstanding - October 1, 2008	754	$6.00
Exercised	-	$-
Granted	60	$4.07	$2.73
Terminated	(194)	$6.74
Outstanding - September 30, 2009	620	$5.97	$3.36	7.4	$-

Exercisable at September 30, 2009	321	$6.13	$3.41	6.4	$-

A summary of non-vested options for the year ended September 30, 2009 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2008	449	$3.62
Granted	60	$2.73
Vested	(16)	$5.35
Forfeited	(194)	$3.69
Non-vested options at September 30, 2009	299	$3.30

We received $14 from the exercise of qualified employee stock options in fiscal 2008, for which no tax benefit was recognized.  The aggregate intrinsic value of those shares exercised was $12.  No options were exercised in fiscal 2009.   As of September 30, 2009, our total unrecognized compensation cost related to non-vested stock options was $453 and is expected to be recognized over a weighted-average service period of 1.22 years.

The following table summarizes outstanding and exercisable options as of September 30, 2009 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$ 2.80 - 4.58	123	5 .56	$4 .17	93	$4 .38
$ 4.59 - 5.74	192	7 .96	$5 .09	42	$5 .34
$ 5.75 - 8.79	305	7 .68	$7 .25	186	$7 .18

10.  RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2009 and 2008. Contribution expense was $296 and $293 in fiscal 2009 and 2008, respectively.

11.  SEGMENT INFORMATION

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

(a)	Operating Segments

	Years Ended September 30,
	2009	2008
Revenue:
Service	$24,158	$32,921
Product	7,626	8,776
	$31,784	$41,697

Operating (loss) income from continuing operations:
Service	$(3,884)	$2,139
Product	(716)	655
	$(4,600)	$2,794

Corporate Expenses	1,060	971

Income (loss) from continuing operations before income taxes	$(5,660)	$1,823

	Years Ended September 30,
	2009	2008
Identifiable assets:
Service	$19,102	$23,594
Product	8,046	9,771
Corporate	5,437	6,982
	$32,585	$40,347

Goodwill, net:
Service	$1,009	$1,481
Product	374	374
	$1,383	$1,855

Intangible assets, net:
Service	$114	$144
Product	—	—
	$114	$144

Depreciation and amortization:
Service	$2,377	$2,653
Product	268	360
	$2,645	$3,013

Capital Expenditures:
Service	$698	$1,505
Product	136	208
	$834	$1,713

(b)	Geographic Information

	Years Ended September 30,
	2009	2008
Sales to External Customers:
North America	$28,656	$35,866
Pacific Rim	661	650
Europe	2,215	4,671
Other	252	510
	$31,784	$41,697

Long-lived Assets:
North America	$22,472	$24,170
Europe	550	1,233
	$23,022	$25,403

(c)	Major Customers

In 2009 and 2008, Pfizer accounted for approximately 7.0% and 7.4%, respectively, of our total revenues from continuing operations and 3.2% and 10.0% of total trade accounts receivable from continuing operations, respectively.

12.  RELATED PARTY TRANSACTIONS

On January 1, 2008, we paid the remaining principal balance of $500 in cash of the 6% subordinated convertible note payable to one of our directors.

[Remainder of page intentionally left blank.]

13.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2009 and 2008 (in thousands except per share amounts). As a result of the sale of our CPRU described in Note 5, the quarterly financial data only reflects the operating results for continuing operations.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Total Revenue	$8,076	$7,066	$8,121	$8,521
Gross Profit	2,047	872	2,135	2,550
Net loss from continuing operations	(1,584)	(1,831)	(632)	(1,416)
Basic net loss per share from continuing operations	(0.32)	(0.37)	(0.13)	(0.29)
Diluted net loss per share from continuing operations	(0.32)	(0.37)	(0.13)	(0.29)

2008
Total Revenue	$10,565	$10,301	$11,447	$9,384
Gross Profit	4,086	3,959	4,316	2,972
Net income (loss) from continuing operations	587	432	407	(931)
Basic net income (loss) per share from continuing operations	0.12	0.09	0.08	(0.19)
Diluted net income (loss) per share from continuing operations	0.12	0.09	0.08	(0.19)

14.   SUBSEQUENT EVENTS

We evaluated subsequent events through January 13, 2010, the date our consolidated financial statements were issued. On December 31, 2009, we executed a Fifth Amendment to the Amended and Restated Credit Agreement with PNC Bank, as successor by merger to National City Bank, extending the maturity date of the line of credit to January 15, 2010. On January 13, 2010, we entered into a new revolving line of credit agreement with Entrepreneur Growth Capital (EGC), which we use for working capital and other purposes, to replace the National City line of credit that expires on January 15, 2010.  See Note 7 for additional information.  On January 7, 2010, Regions waived our expected violation of the fixed charge coverage ratio at December 31, 2009.  On January 13, 2010 Regions amended the computations and requirements of the fixed charge coverage ratios through our fiscal year 2010.

No additional matters were identified that would materially impact our consolidated financial statements or require disclosure.

15.  RISKS AND UNCERTAINTIES

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in the second quarter of fiscal 2009, in response to cancellations and delays of projects by our customers, we began to operate the business in a manner designed to place more emphasis on cash flow generation.  Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

The overall economic downturn first began to negatively affect our operating results in fiscal 2009.  Revenues for fiscal 2009 declined approximately 24% or $10 million from our prior fiscal year due to a lower volume of new bookings, and the delaying and canceling by sponsors of projects previously booked.  The lower sales volume and a decrease in our operating expenses of approximately 3% created a net loss of $5.5 million and a decline in cash flow from operations from approximately $4 million in fiscal 2008 to $2 million in fiscal 2009.  We experienced a 10% increase in revenue in the second half versus the first half of fiscal 2009 as the volume of bookings slowly improved late in the year.   To improve cash flow and reduce our break-even level, we implemented cost controls starting in the second quarter of fiscal 2009.  One such control was a reduction in work force, through both attrition and terminations, impacting all areas of operations.  This reduced our annual compensation expense and is expected to save us approximately $2.4 million annually. These cost control measures resulted in the reduction of operating expenses, excluding goodwill impairment, by approximately 25% ($1.6 million) in the second half of fiscal 2009 compared to the first half of the year. In addition, we reduced our capital expenditures by 51% ($900) in fiscal 2009.

In fiscal 2010, we will continue to monitor and address the impact that the challenging economy is having on our company and industry.   In fiscal 2010, we expect to see slow but continued improvement in the volume of new bookings.  We also expect improved gross profit margins due to the cost controls implemented.  If current economic factors and industry trends for the CRO industry continue or deteriorate in fiscal 2010, our results of operations could be adversely affected.  We have replaced our revolving line of credit, which was set to expire in January 2010, with a new line of credit with similar borrowing capacity from Entrepreneur Growth Capital (EGC).  We have also amended the financial covenants of our Regions debt to be more favorable to the Company.  We will continue to assess the need for additional cost controls such as freezing non-essential capital expenditures and current wage rates, reducing employee costs through personnel reductions either by attrition or reduction in workforce, reducing non-essential expenses, and monitoring our operations for efficiencies to further reduce our break-even point.  We have debt, lease and tax obligations of approximately $2.3 million in fiscal 2010.  We anticipate receiving a tax refund of approximately $375 in the third quarter of fiscal 2010.  Based on our expectation of a small increase in revenue, the availability on our line of credit, and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2010 operations and debt obligations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioanalytical Systems Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
January 13, 2010

 ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.

Changes in Internal Controls

In fiscal 2009, we initiated an improved process of tracking our tax liabilities, have added layers of review and are investigating commercially available software that will accurately maintain and track the differences between financial reporting and tax return reporting.

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified transaction-level material weakness in the design and operating effectiveness of controls related to income taxes.  Based on this evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009.  We determined that our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes which could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weakness. We will develop an enhanced tax provision model to capture, summarize and consolidate tax provision data to facilitate the preparation of our income tax provision and provide additional training of accounting staff related directly to accounting for income taxes. We intend to consider the results of our remediation efforts and related testing as part of our fiscal 2010 assessment of the effectiveness of our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2009, with the additions of David L. Omachinski and John B. Landis, Ph.D., who were elected to the Board on October 8, 2009 and November 12, 2009, respectively. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.  Information required by Part III, Item 10 is incorporated herein by this reference from the Company’s Proxy Statement for 2010 Annual Meeting.

Name	Age	Position
William E. Baitinger	76	Chairman
Larry S. Boulet	63	Director
David W. Crabb	56	Director
Leslie B. Daniels	62	Director
John B. Landis, Ph.D.	56	Director
David L. Omachinski	57	Director
Richard M. Shepperd	69	Director, President and Chief Executive Officer

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

Larry S. Boulet has served as a director of the Company since May 2007.  Mr. Boulet was a Senior Audit Partner with PriceWaterhouseCoopers (PWC) and a National Financial Services Industry Specialist.  For the last five years of his career with PWC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group.  Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust.  He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007.  Currently, Mr. Boulet also serves on the Indiana State University Foundation Board of Directors, where he is a past Chairman of the Board.  He holds a Bachelor of Science degree in Accounting from Indiana State University.

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

John B. Landis, Ph.D. was elected as a director of the Company on November 12, 2009.  Dr. Landis retired from his position as Senior Vice President, Pharmaceutical Sciences of Schering-Plough in October 2008 and is currently an Adjunct Professor at Purdue University's Department of Chemistry.  Prior to joining Schering-Plough in 2003, Dr. Landis served in various management positions with Pharmacia Corporation and The Upjohn Company, including Director of Quality Control, Executive Director of Quality Control, Vice President of Quality Control, Vice President of Analytical Research, Vice President of CNS Psychiatry, and Senior Vice President of Preclinical Development.  Dr. Landis received his Bachelor of Science in Chemistry from Kent State University, his Masters in Analytical Chemistry from Purdue University and his Ph.D. in Analytical Chemistry from Purdue University.

David L. Omachinski was elected as a director of the Company on October 8, 2009.  Mr. Omachinski is currently an executive management consultant.  From 1993 to 2005, he served in various executive management positions with Oshkosh B'Gosh, Inc., including President, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and Treasurer.  Mr. Omachinski also previously held various executive roles with Schumaker, Romenesko & Associates, S.C., a Wisconsin-based, full service, regional accounting firm. Mr. Omachinski also serves on the board of Anchor BanCorp Wisconsin, Inc. since 1999, the University of Wisconsin-Oshkosh Foundation since 2003, and Chamco, Inc. since 2002.  Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin-Oshkosh and is a certified public accountant.

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

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize.  Larry S. Boulet, William E. Baitinger, David W. Crabb, Leslie B. Daniels and David Omachinski are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Daniels and Mr. Boulet is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

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

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 30 of this report.
2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.
3.	Exhibits: The following exhibits are filed as part of,or incorporated by reference into, this report:

Number		Description of Exhibits

(2)	2.1
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

10.10
Fourth Amendment to Amended and Restated Credit Agreement between Bioanalytical Systems,
Inc. and National City Bank, executed July 17, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 17, 2009).

10.11
Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed July 17, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009).

10.12
Replacement Subsidiary Guaranty by and between Bioanalytical Systems Inc. and National City Bank, executed July 17, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2009).

	10.13	Replacement Promissory Note by and between Bioanalytical Systems, Inc. and National City Bank, executed January 4, 2005 (incorporated by reference to Exhibit 10.6 of Form 8-K filed January 10, 2005).

	10.14	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (*) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

10.15
Employment Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.16
Option Agreement by and among Bioanalytical Systems, Inc. and Richard M. Shepperd, entered into on May 18, 2007 (*) (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2007).

10.17
Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.18	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.19	Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2007).

10.20
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2007).

Number		Description of Exhibits

10.21
Severance Agreement and Release of All Claims between Edward M. Chait and Bioanalytical Systems, Inc., dated November 7, 2008 (incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended September 30, 2008).

10.22
Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.23	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.24
Assignment and Assumption of Office Lease, dated June 30, 2008, between Bioanalytical Systems, Inc. and AP USA Algorithme Pharma USA Inc (incorporated by reference to Exhibit 10.1 of Form 8-K filed July 7, 2008).

	10.25	Employment Agreement between Jon Brewer and Bioanalytical Systems, Inc., dated October 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 26, 2008).

	10.26	Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008).

10.27
Employee Incentive Stock Option Agreement between Jon Brewer and Bioanalytical Systems, Inc., dated October 1, 2008 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2008).

10.28
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended September 30, 2008).

	10.29	Waiver letter, dated February 17, 2009, from Regions Bank (incorporated by reference to Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2008).

10.30
Amendment to Employment Agreement, dated January 12, 2009, by and among Bioanalytical Systems, Inc. and Richard M. Shepperd (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 14, 2009).

10.31
Second amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, dated May 18, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2009).

10.32
Fifth Amendment to Amended and Restated Credit Agreement between Bioanalytical Systems,
Inc. and PNC Bank, as successor by merger to National City Bank, executed December 31, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2010).

	10.33	Waiver letter, dated January 7, 2010, from Regions Bank (filed herewith).

	10.34	Third amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, dated January 13, 2010 (filed herewith).

	10.35	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (filed herewith).

(14)	14	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By: /s/ Richard M. Shepperd
Date: January 13, 2010	Richard M. Shepperd
President and Chief Executive Officer

By: /s/ Michael R. Cox
Michael R. Cox
Date: January 13, 2010	Vice President, Finance and Administration, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard M. Shepperd	Director, President and Chief Executive Officer (Principal Executive Officer)	January 13, 2010
Richard M. Shepperd

/s/ Michael R. Cox	Vice President, Finance and Administration, Chief Financial Officer	January 13, 2010
Michael R. Cox	and Treasurer (Principal Financial and Accounting Officer)

/s/ William E. Baitinger	Chairman	January 13, 2010
William E. Baitinger

/s/ Larry S. Boulet	Director	January 13, 2010
Larry S. Boulet

/s/ David W. Crabb	Director	January 13, 2010
David W. Crabb

/s/ Leslie B. Daniels	Director	January 13, 2010
Leslie B. Daniels

/s/ John B. Landis, Ph.D.	Director	January 13, 2010
John B. Landis, Ph.D.

/s/ David L. Omachinski	Director	January 13, 2010
David L. Omachinski