Form 10-K/A
period 2009-09-30
BIOANALYTICAL SYSTEMS INC
filed 2010-02-10
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of The Bioanalytical Systems Inc. Company (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 30, 2009, originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2010 (the “Original Filing”).  Since we did not file our definitive proxy statement within 120 days of our fiscal year ended September 30, 2009, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A.  Additionally, this  Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments subsequent to the date of the Original Filing.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2009, with the additions of David L. Omachinski, John B. Landis, Ph.D. and A. Charlene Sullivan, Ph.D., who were elected to the Board on October 8, 2009, November 12, 2009 and January 26, 2010, respectively. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of our report on Form 10-K filed on January 13, 2010 for fiscal year ending September 30, 2009.

Name	Age	Position
William E. Baitinger	76	Chairman
Larry S. Boulet	63	Director
David W. Crabb	56	Director
Leslie B. Daniels	62	Director
John B. Landis, Ph.D.	56	Director
David L. Omachinski	57	Director
Richard M. Shepperd	69	Director, President and Chief Executive Officer
A. Charlene Sullivan, Ph.D.	60	Director

William E. Baitinger has served as a director of the Company since 1979. Mr. Baitinger was Director of Technology Transfer for the Purdue Research Foundation from 1988 until 2000. In this capacity he was responsible for all licensing and commercialization activities from Purdue University. He currently serves as Special Assistant to the Vice President for Research at Purdue University. Mr. Baitinger has a Bachelor of Science degree in Chemistry and Physics from Marietta College and a Master of Science degree in Chemistry from Purdue University.  Mr. Baitinger retired from the Board of Directors on January 13, 2010.

Larry S. Boulet has served as a director of the Company since May 2007. Mr. Boulet was a Senior Audit Partner with PriceWaterhouseCoopers (PWC), retiring in July 2002, and a National Financial Services Industry Specialist. For the last five years of his career with PWC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Currently, Mr. Boulet also serves on the Indiana State University Foundation Board of Directors, where he is the immediate past Chairman of the Board. He holds a Bachelor of Science degree in Accounting from Indiana State University.

David W. Crabb, M.D. has served as a director of the Company since February 2004. He has been Chairman of the Indiana University Department of Medicine since 2001. Previously he had served as Chief Resident of Internal Medicine and on the Medicine and Biochemistry faculty of Indiana University. He was appointed Vice Chairman for Research for the department and later Assistant Dean for Research. Dr. Crabb serves on several editorial boards. He is Director of the Indiana Alcohol Research Center funded by NIAAA. He was a recipient of an NIH Merit Award and numerous other research and teaching awards. He currently serves on the Board of Directors of Polymer Technology Sciences, Inc., a privately owned corporation, and the Board of Trustees of Health and Hospital Corporation of Marion County, a public agency.

Leslie B. Daniels joined the BASi Board of Directors in July 2003. Mr. Daniels is a founding partner of CAI, a private equity fund in New York City, and has served in that capacity for at least the last five years. He previously was President of Burdge, Daniels & Co., Inc., a principal in venture capital and buyout investments as well as trading of private placement securities, and before that, a Senior Vice President of Blyth, Eastman, Dillon & Co. where he had responsibility for the corporate fixed income sales and trading departments. Mr. Daniels is a former Director of Aster-Cephac SA, IVAX Corporation, MIM Corporation, Mylan Laboratories, Inc., NBS Technologies Inc. and MIST Inc. He was also Chairman of Zenith Laboratories, Inc. and currently serves as Chairman of Turbo Combustor Technology Inc. and as a Director of SafeGuard Health Enterprises, Inc. and Aerosat, Inc.

John B. Landis, Ph.D. joined the BASi Board of Directors in November 2009. Mr. Landis previously served as Senior Vice President, Pharmaceutical Sciences of Schering-Plough Corporation, a pharmaceutical company, from September 2003 until his retirement in October 2008.  In that role, Dr. Landis led the global pharmaceutical sciences function of pharmacy, analytical chemistry, process chemistry, biotechnology, quality assurance, clinical supplies and devices.  Prior to that, Dr. Landis served as Senior Vice President, Preclinical Development at Pharmacia Corporation from 1997 until 2003 and led the global preclinical functions of toxicology, drug metabolism and pharmacokinetics, pharmaceutical sciences, analytical chemistry and laboratory animal care.  Dr. Landis also served as Vice President, Central Nervous System (CNS) Psychiatry, Critical Care and Inflammation Development for Pharmacia & Upjohn from 1995 through 1997.  Prior to that, Dr. Landis was employed by The Upjohn Company, where he held positions of increasing responsibility in the areas of analytical research, quality assurance and quality control. He is a current member of Purdue University’s Chemistry Leadership Council and Dean’s Leadership Council for the School of Science and serves on the Advisory Board of South West Michigan Life Science Venture Capital and NanoMed Scientific and on the board of directors of Metabolic Solutions Development Company.  Over his career, Dr. Landis served on several other boards of directors, academic advisory panels and professional boards.  Dr. Landis earned Ph.D. and M.S. degrees in Analytical Chemistry from Purdue University and a B.S. degree in Chemistry from Kent State University.

David L. Omachinski joined the BASi Board of Directors in October 2009.  Mr. Omaschinski previously served as Independent Business Consultant and as President and Chief Executive Officer of Magnum Products, LLC from October 2005 to August 2006. Prior thereto, he was President and Chief Operating Officer since February 2004, Executive Vice President, Chief Operating & Financial Officer, and Treasurer since 2002 and Vice President-Finance, Chief Financial Officer & Treasurer since 1993 of OshKosh B’Gosh, Inc.  Mr. Omachinksi also serves on the board of Anchor BanCorp Wisconsin, Inc. since 1999, the University of Wisconsin-Oshkosh Foundation since 2003, and Chamco, Inc. since 2002.  Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin-Oshkosh and is a certified public accountant.

Richard M. Shepperd was elected President and Chief Executive Officer of the Company in September 2006, and in May 2007, agreed to extend his term until December 2009.  Mr. Shepperd served for two years prior to joining the Company with Able Laboratories, Inc., of Cranbury, New Jersey ("Able") as its Chief Restructuring Officer and Director of Restructuring. Able was formerly a generic pharmaceutical manufacturing company which filed a voluntary petition for bankruptcy on July 18, 2005 following the loss of FDA approval for its product line. Mr. Shepperd's duties for Able included exercising executive authority over all operational and restructuring activities of Able, which included advising its Board, creditors committee and courts regarding strategies to maintain and realize the most value from the company's assets. Able was not affiliated with the Company. For the two years prior to serving with Able, Mr. Shepperd served as an independent management consultant for various businesses. In that capacity, he advised these businesses on developing strategies to improve their financial health and maximize the assets of those organizations. On January 27, 2010, Mr. Shepperd retired as President of the Company and intends to retire as Chief Executive Officer and as a director of the Company on February 12, 2010.

A. Charlene Sullivan, Ph.D. has served as a director of the Company since January 26, 2010.  Dr. Sullivan is an Associate Professor of Management at the School of Management and the Krannert Graduate School of Management at Purdue University since 1984 and has been a faculty member at Purdue since 1978.  Throughout her career at Purdue, Dr. Sullivan has taught undergraduate and graduate classes on corporate finance, financial institutions and markets and financial and managerial accounting and has received numerous awards and honors from the university.  Since 2000 Dr. Sullivan also has served as the Management Faculty Advisor for the Technical Assistance Program at Purdue, which consults with small businesses in Indiana.  In addition, Dr. Sullivan has served as a financial analyst for the Indiana Gaming Commission since 1995 and as a risk management consultant for Edgar Dunn & Company (a strategy and consulting firm) since 1994.  Dr. Sullivan has served on the boards of directors of several private financial institutions and not-for-profit organizations, including the Federal Reserve Bank of Chicago from 1990 until 1996 and the Purdue Employees Federal Credit Union from 1997 until April 2009.  She currently serves on the board of directors of the Greater Lafayette Community Foundation and on the Asset-Liability Committee for the Purdue Employees Federal Credit Union.  Dr. Sullivan earned a B.S. degree in Home Economics from the University of Kentucky and a M.S. and Ph.D. in Management from Purdue University.

Audit Committee

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize.  Larry S. Boulet, William E. Baitinger, David W. Crabb, Leslie B. Daniels and David Omachinski are the members of the Audit Committee. On January 13, 2010, Mr. Baitinger retired from the Board of Directors.  The Board of Directors has determined that each of Mr. Daniels. Mr. Boulet and Mr. Omachinski is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

Code of Conduct

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers, Directors and employees, a copy of which is incorporated herein by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and executive officers and persons who beneficially own more than ten percent BASi’s Common Shares and any other person subject to section 16(a) with respect to BASi to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares and other equity securities. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2009.

ITEM 11-EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee and Compensation Methodology

During the 2009 fiscal year, the Compensation Committee of the Board was responsible for administering the compensation and benefit programs for BASi's team members, including the executive officers. Historically, the Compensation Committee annually reviewed and evaluated cash compensation and stock option award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to BASi's executive officers. The Compensation Committee examined these recommendations in relation to BASi's overall objectives and made compensation recommendations to the Board for final approval. The Compensation Committee also historically sent to the Board for approval its recommendations on compensation for the Chairman of the Board and the President and Chief Executive Officer, who do not participate in the decisions of the Board as to their compensation packages. Neither the Chairman of the Board nor the President and Chief Executive Officer was a member of the Compensation Committee during the 2009 fiscal year.

BASi has not hired a compensation consultant to review its compensation practices. The compensation of BASi's executives who were employees as of September 30, 2007 was frozen by the Compensation Committee at the last fiscal year’s compensation level through fiscal 2009 as part of the effort to return the Company to profitability. Also, Richard M. Shepperd, Director and CEO negotiated a 43% reduction in his base salary in January 2009 to further reduce operating costs and provide greater financial flexibility.

BASi's executive compensation practices are also affected by the highly competitive nature of the biotechnology industry and the location of BASi's executive offices in West Lafayette, Indiana. The fact that West Lafayette, Indiana is a small city in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country. However, the favorable cost of living in this area and the small number of competitive employers in this market, enable the Company to pay generally lower salaries for comparable positions to others in its industry. The Company has also recruited a number of key employees from Purdue University, particularly for scientific and technical responsibilities.

The Compensation Committee, in collaboration with management, is in the process of reviewing the compensation structure of the Company in order to provide the proper incentives and necessary retention of key employees, including the named executive officers, to achieve financial success and an appropriate return to shareholders. These efforts will be ongoing in the current fiscal year.

The Company intends to develop compensation packages for BASi's executive officers that meet each of the following three criteria: (1) market competitive - levels competitive with companies of similar size and performance to BASi; (2) performance-based "at risk" pay that is based on both short- and long-term goals; and (3) shareholder-aligned incentives that are structured to create alignment between the shareholders and executives with respect to short- and long-term objectives.

Employment Agreements and Post-Termination Payments

BASi has Employment Agreements with Messrs. Shepperd, Cox, and Chilton.

Employment Agreement with Richard M. Shepperd

On May 18, 2007, BASi entered into an Employment Agreement with Mr. Shepperd to become President and Chief Executive Officer of BASi. Pursuant to the terms of the agreement between BASi and Mr. Shepperd, the agreement has an initial twenty-nine month term that provides for automatic three-month extensions, beginning on January 1, 2010, unless either BASi or Mr. Shepperd gives prior notice of termination. Mr. Shepperd will also have the opportunity to earn an annual cash bonus at the discretion of the Board of Directors.

On January 12, 2009, BASi entered into an Amendment to Employment Agreement with Mr. Shepperd. The Amendment reduced Mr. Shepperd's base salary from $35,000 per month to $20,000 per month, which constituted an aggregate reduction of $180,000 through December 31, 2009.  Partially offsetting this, the Amendment provided for a new housing allowance of $1,000 per month, for a total of $12,000 in calendar 2009.  The Amendment also contemplated that, if a "Change in Control" (as defined in the employment contract) occurs prior to the end of the term of the Agreement, Mr. Shepperd will receive a bonus payment of $201,600.

The agreement provided that Mr. Shepperd could be entitled to certain severance benefits following termination of employment. If he is terminated by BASi without "cause," or if Mr. Shepperd terminates his employment for "good reason," he would be entitled to the following:

•	Mr. Shepperd's base salary through December 31, 2009, to be paid monthly;

•	All vacation accrued as of the date of termination;

•	All bonus amounts earned but not paid as of the date of termination; and

•	All salary earned but not paid through the date of termination.

In addition, the non-solicitation provisions of Mr. Shepperd's employment contract will not apply in the event of termination without cause or resignation with good reason.

The agreement further provides that if Mr. Shepperd's employment ends for any reason other than termination without cause or resignation with “good reason,” Mr. Shepperd shall receive his earned but unpaid salary through the date of termination, all bonus amounts earned but not paid as of the date of termination and all vacation accrued through the date of such termination.

On January 27, 2010, Mr. Shepperd retired as President of the Company and intends to retire as Chief Executive Officer and as a director of the Company on February 12, 2010.

Employment Agreement with Michael R. Cox

On November 6, 2007 BASi entered into an Employment Agreement with Mr. Cox to serve as Vice President, Finance and Administration and Chief Financial Officer of BASi. Pursuant to the terms of the agreement between BASi and Mr. Cox, the agreement has an initial term that ends on December 30, 2010, but this employment term can be extended for successive one year periods unless either BASi or Mr. Cox gives the other party written notice at least 90 days before the end of the term. Mr. Cox will receive a base salary of $165,000 per year in the first year, which may be increased by the Company in the future. Mr. Cox is also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provides that Mr. Cox could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.” If he is terminated by BASi without "cause", or if Mr. Cox terminates his employment for "good reason" he would be entitled to the following:

•	Mr. Cox's base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

In addition, the non-solicitation provision of Mr. Cox's employment contract will not apply in the event of termination without cause or resignation with good reason.

Employment Agreement with Jon Brewer

On October 1, 2008, BASi entered into an Employment Agreement with Mr. Brewer to serve as Vice President of Sales and Marketing of BASi. Pursuant to the terms of the agreement between BASi and Mr. Brewer, the agreement has an initial term that ends on March 31, 2010, but this employment term can be extended for successive one year periods unless either BASi or Mr. Brewer gives the other party written notice at least 90 days before the end of the term. Mr. Brewer will receive a base salary of $155,000 per year in the first year, which may be increased by the Company in the future. Additionally, Mr. Brewer received a sign-on bonus in two installments of $5,000 each, on January 1, 2009 and June 1, 2009.  Mr. Brewer will also be eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provides that Mr. Brewer could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.”  If he is terminated by BASi without "cause", or if Mr. Brewer terminates his employment for "good reason" he would be entitled to the following:

•	Mr. Brewer's base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

In addition, the non-solicitation provision of Mr. Brewer’s employment contract will not apply in the event of termination without cause or resignation with good reason.

Mr. Brewer resigned from the Company on January 4, 2010.

Employment Agreement with Anthony S. Chilton

On December 1, 2008, BASi entered into an Employment Agreement with Dr. Chilton to serve as Chief Operating Officer, Scientific Services of BASi. Pursuant to the terms of the agreement between BASi and Dr. Chilton, the agreement has an initial term that ends on December 30, 2010, but this employment term can be extended for successive one year periods unless either BASi or Dr. Chilton gives the other party written notice at least 90 days before the end of the term. Dr. Chilton received a base salary of $195,000 per year in the first year, which may be increased by the Company in the future. Additionally, Dr. Chilton received a sign-on bonus in two installments of $5,000 each, on March 15, 2009 and July 15, 2009.  Dr. Chilton will also be eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provides that Dr. Chilton could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.” If he is terminated by BASi without "cause", or if Dr. Chilton terminates his employment for "good reason" he would be entitled to the following:

•	Dr. Chilton’s base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

In addition, the non-solicitation provision of Dr. Chilton’s employment contract will not apply in the event of termination without cause or resignation with good reason.

On January 27, 2010, Dr. Chilton was elected as the interim President of the Company.

Change-in-Control Agreements

Mr. Shepperd's Employment Agreement contains a change-in-control feature. Under Mr. Shepperd's Employment Agreement, if Mr. Shepperd is “involuntarily terminated” within one year following a "change in control," Mr. Shepperd will receive $8,333.34 per month for each month remaining in his employment term. Included in the Amendment to Employment Agreement entered into by the Company and Mr. Shepperd on January 12, 2009, Mr. Shepperd also will receive a payment of $201,600.00 in the event of a “change in control” of the Company, as defined by Article 5 and Addendum A of the May 2007 Agreement.  This amount shall be paid within one (1) month of any such “change in control” and is intended to be in addition to any Terminal Pay or other compensation that may become due and owing pursuant to Article 5 of the May 2007 Agreement.  Mr. Shepperd's ordinary severance compensation under the Employment Agreement will not apply, and he will be eligible for any special bonus program.

Mr. Cox's, Mr. Brewer’s and Mr. Chilton’s Employment Agreements contain a change in control feature. Under these Employment Agreements, if Mr. Cox, Mr. Brewer or Mr. Chilton are “involuntarily terminated” for any reason following a change in control, Mr. Cox, Mr. Brewer or Mr. Chilton would receive an amount equal to their monthly base salary for the 12 months prior to termination payable for at least 2 years. Each would also be eligible for any special bonus program and be eligible to participate in Company sponsored benefits, savings and retirement plans, practices, policies and programs, with the employee contribution paid by the employee.

 “Involuntarily terminated” is defined in the Employment Agreements as resulting from a “change in control” of the Company, and due to either (1) the elimination or diminution of the Employee’s position, authority, duties and responsibilities relative to the most significant of those held, exercised and assigned at any time during the six month period immediately preceding a “change in control”; or (2) a change in location requiring the Employee’s services to be performed at a location other than the location where the Employee was employed immediately preceding a “change in control,” other than any office which is the headquarters of the Company and is less than 35 miles from such location.

A "change in control" is defined in Messrs. Shepperd’s and Chilton’s Employment Agreements as (1) approval by shareholders of the Company of (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which holders of its common shares immediately prior to the consolidation or merger have substantially the same proportionate ownership of voting common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; (2) a change in the majority of members of the Board of Directors of the Company within a twenty-four (24) month period unless the election, or nomination for election by the Company shareholders, of each new director was approved by a vote of two-thirds (2/3) of the directors then still in office who were in office at the beginning of the twenty-four (24) month period; or (3) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination do not hold, directly or indirectly, more than fifty percent (50%) of the share of voting common stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the shares of voting common stock of the combined company, any shares received by affiliates (as defined in the rules of the SEC) of such other company in exchange for stock of such other company).

 In addition, Messrs. Cox’s and Brewer’s Employment Agreements also define a “change in control” to include either (A) receipt by the Company of a report on schedule 13D, or an amendment to such a report, filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(d) of the Securities Exchange Act of 1934 (the “1934 Act”) disclosing that any person, group, corporation or other entity is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the Company or (B) actual knowledge by the Company of facts, on the basis of which any person is required to file such a report on schedule 13D, or an amendment to such a report, with the SEC (or would be required to file such a report or amendment upon the lapse of the applicable period of time specified in Section 13(d) of the 1934 Act) disclosing that such a person is the beneficial owner, directly or indirectly, of 20% or more of the outstanding stock of the Company.

Executive Compensation Tables

Fiscal 2009 Summary Compensation Table

The following narrative, tables and footnotes describe the "total compensation" earned during BASi's 2009 fiscal year by BASi's NEOs. The total compensation presented below does not reflect the actual compensation received by BASi's NEOs or the target compensation of BASi's NEOs during its 2009 fiscal year because there was no value realized by BASi's NEOs during its 2009 fiscal year from long-term incentives (exercise of options).  The individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during BASi's 2009 fiscal year. The terms of the Employment Agreements governed the base salary for Messrs. Shepperd, Cox and Chilton.

Bonus. The amounts presented as bonuses for NEO’s below represent amounts both paid and accrued in regards to fiscal 2008 and 2009. Annual bonuses were paid in January 2010 for fiscal 2009.

Option Awards. The awards disclosed under the heading "Option Awards" consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2009 in accordance with FASB ASC 718. The grant date fair value of the option awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include BASi's actual operating performance, Common Share price fluctuations, differences from the valuation assumptions used, the restricted nature of shares acquired under non-qualified stock option grants, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting.

All Other Compensation. The amounts included under the All Other Compensation are described in the footnotes to the table.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)		Option Awards (1) ($)		Company Contributions to 401(k) ($)	All Other Compensation ($)		Total ($)
Richard M. Shepperd,
President & Chief
Executive Officer;	2008	420,000		—		—		5,125	—		425,515
Director	2009	285,000	(2)	—		—		3,010	9,000	(3)	297,010
Michael R. Cox, Vice
President, Finance and	2008	165,000		25,000		135,600	(5)	2,050	—		327,650
Chief Financial Officer (4)	2009	165,000		—		—		1,900	—		166,900
Anthony S. Chilton,
Ph.D., Chief Operating	2008	—		—		—		—	—		—
Officer, Scientific Services (6)	2009	195,000		10,000	(7)	79,200	(8)	—	—		284,200

 (1)  Aggregate grant date fair value of the stock option awards granted in fiscal 2009 in accordance with FASB ASC 718.  There was only one stock option grant to an NEO in each of fiscal 2008 and 2009.
 (2)  Per amendment to the employment agreement executed on January 12, 2009, as discussed above, Mr. Shepperd’s base salary was reduced to $20,000 per month.
 (3)  Housing allowance of $1,000 per month per amendment to the employment agreement executed on January 12, 2009, as discussed above.
 (4)  Effective October 4, 2007, Mr. Cox also assumed the responsibilities of Chief Administrative Officer. In November, 2007, as discussed above, Mr. Cox entered into a new employment agreement and was awarded additional stock option grants.
 (5)  Grant date fair value of new grant on November 6, 2007 for 30,000 options on common shares, vesting evenly beginning November 5, 2008 and each successive year through November 5, 2010.  As of January 29, 2010, 20,000 option shares have vested and are exercisable.
 (6)  Dr. Chilton was hired on December 1, 2008, during fiscal 2009.
 (7)  Sign-on bonus in two installments of $5,000 each, paid on March 15, 2009 and July 15, 2009.

 (8)  Grant date fair value of new grant on December 1, 2008 for 30,000 options on common shares, vesting evenly beginning December 1, 2009 and each successive year through December 1, 2011.  As of January 29, 2010, 10,000 option shares have vested and are exercisable.

  Outstanding Equity Awards at Fiscal Year-End Table

BASi has awarded stock options to members of its senior management and other BASi team members. The terms of these awards typically provide for vesting over a defined period of time. Option awards generally have a four-part vesting schedule in which the first of the four installments vests on the second anniversary of the grant date. Each subsequent one-fourth installment thereafter vests on the anniversary of the grant date for the next three years: however, the Compensation Committee and the Board has to ability to alter, and occasionally does alter, the vesting schedule to meet specific objectives, such as the matching of the period of Mr. Shepperd’s option grant in the current fiscal year to match the period of his employment contract. The options expire if not exercised within ten years from the date of grant.

The following table shows the equity awards granted to BASi's NEOs that were outstanding as of the end of BASi's 2009 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL 2009YEAR-END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Richard M. Shepperd	175,000	100,000	(1)	7.10	May 17, 2017
Michael R. Cox	50,000 10,000	— 20,000	(2)	4.58 8.60	March 31, 2014 November 5, 2017
Anthony S. Chilton, Ph.D.	—	30,000	(3)	3.53	November 30, 2018

(1)	Options on 100,000 shares vested on December 1, 2009.
(2)	Options on 10,000 shares vested on November 5, 2009 and 10,000 shares vest on November 5, 2010.
(3)	Options on 10,000 shares vested on December 1, 2009, 10,000 shares vest on December 1, 2010 and 10,000 shares vest on December 1, 2011.

Fiscal 2009 Option Exercises

There were no options exercised by NEO’s in fiscal 2009.

COMPENSATION OF DIRECTORS

BASi's compensation package for non-employee directors is generally comprised of cash (annual retainers and committee meeting fees) and stock option awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent BASi's shareholders and reflect BASi's position in the industry. With the 2008 Stock Option Plan, BASi intended to better align director and shareholder interests through the use of stock option awards to directors. Actual annual pay varies among directors based on Board committee memberships, committee chair responsibilities and meetings attended. BASi has not adopted guidelines with respect to non-employee director ownership of common shares. Directors who are employees, if any, receive no additional compensation for their service on the Board.

[Remainder of page intentionally left blank.]

Compensation for non-employee directors during the 2009 fiscal year consisted of the following:

Type of Compensation	Amount ($)
Annual retainer for Board membership	3,300
Annual retainer for director serving as Chair of the Audit Committee	2,000
Annual retainer for director serving as Chair of the Compensation Committee	1,000
Annual retainer for director serving as Chair of the Nominating Committee	500
Meeting fee for Board meeting, in person	1,000
Meeting fee for Board meeting, by phone	500
Committee meetings, non-Board meeting days, in person	500
Committee meetings, non-Board meeting days, by phone	250
Daily fee for consultation with management	1,000

For meetings of the standing Board committees held in conjunction with a meeting of the Board, no additional fees are paid.

Option Awards

The awards disclosed under the heading "Option Awards" consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2009 in accordance with FASB ASC 718.   In fiscal 2009, there were no stock options awarded to non-employee directors.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at BASi meetings, including room, meals and transportation to and from Board and committee meetings.   Directors are also encouraged to attend educational programs related to Board issues and corporate governance, which are reimbursed by the Company.

Non-Employee Directors' Compensation Table

The following table shows information regarding the compensation of BASi's non-employee directors for the 2009 fiscal year.

DIRECTOR COMPENSATION FOR FISCAL 2009
Name	Fees paid in cash ($)	Option Awards (1) ($)	All Other Compensation ($)		Total ($)
William E. Baitinger (2)	4,150	—	—		4,150
Larry S. Boulet	5,650	—	5,459	(3)	11,109
Dr. David W. Crabb	4,150	—	—		4,150
Leslie B. Daniels	3,650	—	—		3,650

(1)	No stock option awards were granted to non-employee directors in fiscal 2009.
(2)	Mr. Baitinger retired as Chairman of the Board of Directors and as a director on January 13, 2010.
(3)
Reimbursement to Mr. Boulet for attendance at National Association of Corporate Directors conference, travel expenses associated with the conference and consultation fees for time incurred in special meetings and research associated with the 13-D filings.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Stock

The following table shows, as of January 29, 2010, the number of common shares owned by our directors, executive officers named in the Summary Compensation Table below, our current directors and executive officers as a group, and beneficial owners known to us to hold more than 5% of our outstanding common shares. As of January 29, 2010, there were 4,915,318 common shares outstanding.

NAME	Shares Owned		Shares Owned Jointly	Shares / Options Owned Beneficially	Total	%
Peter T. Kissinger (1)	427,747		595,910	252,310	1,275,967	26.0
Candice B. Kissinger (1)	250,956		595,910	429,101	1,275,967	26.0
Thomas A. Harenburg (2)	276,767		—	—	276,767	5.6
Larry S. Boulet (3)	3,500		—	—	3,500	*
Leslie B. Daniels (3)	38,042		—	—	38,042	*
Michael R. Cox (3)	71,000	(4)	—	—	71,000	*
Richard M. Shepperd (3)	290,750	(5)	—	—	290,750	5.9
Anthony S. Chilton (3)	10,000	(6)	—	—	10,000	*
9 Executive Officers and Directors as a group	413,292		—	—	413,292	8.4

* Represents beneficial ownership of less than 1%

(1) Dr. and Mrs. Kissinger’s shares owned beneficially include the shares owned individually by the other spouse and 1,354 shares jointly owned with their children. The address for the Kissingers is 111 Lorene Place, West Lafayette, Indiana 47906.
(2) Mr. Harenburg’s address is 206 N. Main St., Oshkosh, WI  54901.
(3) Addresses are in care of BASi at 2701 Kent Avenue, West Lafayette, Indiana 47906.
(4) Shares owned include 70,000 exercisable stock options exercisable within 60 days of January 29, 2010.
(5) Shares owned include 275,000 exercisable stock options exercisable within 60 days of January 29, 2010.
(6) Shares owned include 10,000 exercisable stock options exercisable within 60 days of January 29, 2010.

Equity Compensation Plan Information

BASi maintains stock option plans that allow for the granting of options to certain key employees and directors of BASi. The following table gives information about equity awards under the stock option plans of BASi:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	595,000	$6.03	336,000

Equity compensation plans not approved by security holders (1)	25,000	$4.58	—

Total	620,000	$5.97	336,000

(1) Includes option to purchase 25,000 shares at $4.58 granted to Michael R. Cox on April 1, 2004.  This grant is fully vested and expires after 10 years.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

There are no family relationships among the directors and executive officers of BASi.

Certain Relationships and Transactions

The Board reviews transactions with related parties, but has no formal policies in place with respect to such review or the approval of such transactions.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Audit Committee engaged Crowe Horwath LLP (“Crowe”) as the Company’s independent registered public accounting firm for the audit of the consolidated financial statements for the fiscal years ended September 30, 2009, 2008, 2007 (as Crowe Chizek and Company LLC) and 2006 (as Crowe Chizek and Company LLC).

The Company engaged Crowe as its principal independent registered public accountants effective as of October 30, 2006. At no time prior to October 30, 2006 had the Company consulted with Crowe regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Representatives of Crowe are expected to be present at the Annual Meeting. They will have the opportunity to make a statement if they desire to do so and will be available to answer appropriate questions concerning the audit of the Company’s financial statements.

Fees of Independent Registered Public Accountants

The aggregate fees billed for the last two fiscal years for each of the following categories of services are set forth below:

	2009	2008
Audit Fees -
Aggregate fees for annual audit, quarterly reviews	$200,000	$240,000

Tax Fees -
Income tax services related to compliance with tax laws	$120,000	$120,000

There were no fees for services other than the above paid to the Company’s Independent Registered Public Accountants.

BASi’s policies require that the scope and cost of all work to be performed for BASi by its independent registered public accountants must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of BASi, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee and the Chief Financial Officer must review and approve the engagement letter and the estimate before authorizing the engagement. All fees were reviewed and approved by the Audit Committee during fiscal 2009 and 2008. Where fees charged by the independent registered public accountants exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this Amendment:

1.	Exhibits: The following exhibits are filed as part of,or incorporated by reference into, this report:

Number		Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 10, 2010	By: /s/ Richard M. Shepperd
Richard M. Shepperd
Chief Executive Officer

Date: February 10, 2010	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer