Form 10-Q
period 2009-12-31
BIOANALYTICAL SYSTEMS INC
filed 2010-02-16
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO ☒

As of February 8, 2010, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2009	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$524	$870
Accounts receivable
Trade	2,792	3,996
Unbilled revenues and other	1,438	1,684
Inventories	2,006	1,847
Refundable income taxes	538	544
Prepaid expenses	460	622
Total current assets	7,758	9,563

Property and equipment, net	20,746	21,282
Deferred income taxes	12	12
Goodwill	1,383	1,383
Intangible assets, net	106	114
Debt issue costs	132	145
Other assets	85	86

Total assets	$30,222	$32,585

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,050	$1,997
Accrued expenses	1,587	2,113
Customer advances	2,916	2,863
Income tax accruals	473	473
Revolving line of credit	1,569	1,759
Current portion of capital lease obligation	587	650
Current portion of long-term debt	1,598	524
Total current liabilities	10,780	10,379

Capital lease obligation, less current portion	664	792
Long-term debt, less current portion	6,989	8,191
Fair value of interest rate swaps	86	103

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at December 31, 2009 and September 30, 2009	1,191	1,191
Additional paid-in capital	13,220	13,131
Accumulated deficit	(2,778)	(1,290)
Accumulated other comprehensive income (loss)	70	88

Total shareholders’ equity	11,703	13,120

Total liabilities and shareholders’ equity	$30,222	$32,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Service revenue	$4,811	$5,987
Product revenue	1,566	2,089
Total revenue	6,377	8,076

Cost of service revenue	4,570	5,288
Cost of product revenue	611	741
Total cost of revenue	5,181	6,029

Gross profit	1,196	2,047
Operating expenses:
Selling	785	1,005
Research and development	171	205
General and administrative	1,487	2,390
Loss on sale of property and equipment	—	20
Total operating expenses	2,443	3,621

Operating loss	(1,247)	(1,574)

Interest income	—	2
Interest expense	(241)	(392)
Other income	—	1
Loss before income taxes	(1,488)	(1,963)

Income tax benefit	—	(379)

Net loss	$(1,488)	$(1,584)

Basic net loss per share	$(0.30)	$(0.32)
Diluted net loss per share	$(0.30)	$(0.32)

Weighted common shares outstanding:
Basic	4,915	4,915
Diluted	4,915	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Operating activities:
Net loss	$(1,488)	$(1,584)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	607	680
Employee stock compensation expense	89	158
Bad debt expense	12	1
Interest rate swap	(17)	137
Loss on sale of property and equipment	—	20
Deferred income taxes	—	(377)
Changes in operating assets and liabilities:
Accounts receivable	1,437	2,920
Inventories	(160)	(12)
Refundable income taxes	6	—
Prepaid expenses and other assets	176	99
Accounts payable	53	(997)
Accrued expenses	(526)	(128)
Customer advances	53	(652)
Net cash provided by continuing operating activities	242	265

Investing activities:
Capital expenditures	(57)	(304)
Net cash used by continuing investing activities	(57)	(304)

Financing activities:
Payments of long-term debt	(128)	(120)
Payments on revolving line of credit	(7,334)	(4,668)
Borrowings on revolving line of credit	7,144	4,292
Payments on capital lease obligations	(191)	(174)
Net cash used by continuing financing activities	(509)	(670)

Cash Flow of Discontinued Operations (Note 5):
Cash provided (used) by operating activities	—	558
Net cash provided by discontinued operations	—	558

Effect of exchange rate changes	(22)	267

Net increase (decrease) in cash and cash equivalents	(346)	116
Cash and cash equivalents at beginning of period	870	335
Cash and cash equivalents at end of period	$524	$451

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2009.  In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2009 and 2008 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2009. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results for the year ending September 30, 2010.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009.  This Plan replaced the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.  The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009.  Stock based compensation expense for the three months ended December 31, 2009 and 2008 was $89 and $158 with no tax benefits, respectively.

A summary of our stock option activity for the three months ended December 31, 2009 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2009	620	$5.97	$3.36
Exercised	-	$-	$-
Granted	-	$-	$-
Terminated	-	$-	$-
Outstanding - December 31, 2009	620	$5.97	$3.36

3.	LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding.  We compute diluted loss per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the quarter ended December 31, 2009 and 2008, respectively, as they are anti-dilutive.

The following table reconciles our computation of basic loss per share to diluted loss per share:

	Three Months Ended December 31,
	2009	2008

Basic net loss per share:

Net loss applicable to common shareholders	$(1,488)	$(1,584)
Weighted average common shares outstanding	4,915	4,915
Basic net loss per share	$(0.30)	$(0.32)

Diluted net loss per share:

Diluted net loss applicable to common shareholders	$(1,488)	$(1,584)
Weighted average common shares outstanding	4,915	4,915
Dilutive stock options/shares	—	—
Diluted weighted average common shares outstanding	4,915	4,915

Diluted net loss per share	$(0.30)	$(0.32)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2009	September 30, 2009

Raw materials	$1,676	$1,732
Work in progress	323	131
Finished goods	294	271
	$2,293	$2,134
Obsolescence reserve	(287)	(287)
	$2,006	$1,847

5.	DISCONTINUED OPERATIONS

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

In the accompanying condensed consolidated statements of cash flows, we have segregated the results of the CPRU as discontinued operations for the prior fiscal period.  The cash provided by discontinued operations on the condensed consolidated statement of cash f lows relates to the collection of outstanding customer receivables in the prior fiscal year.

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.  Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2009.

	Three Months Ended December 31,
	2009	2008
Revenue:
Service	$4,811	$5,987
Product	1,566	2,089
	$6,377	$8,076

Operating loss:
Service	$(1,193)	$(1,311)
Product	(54)	(263)
	$(1,247)	$(1,574)

7.	INCOME TAXES

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  As of December 31, 2009 and September 30, 2009, we had a $473 liability for uncertain income tax positions.

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

Interest and penalties are included in the reserve.  We file income tax returns in the U.S., several U.S. States, and the foreign jurisdiction of the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2005.

We have an accumulated net deficit in our UK subsidiaries. Consequently, United States deferred tax assets on such earnings have not been recorded.  Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.  We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

8.	DEBT

Mortgages and note payable

On December 18, 2007, we entered into a loan agreement with Regions Bank (“Regions”) under which Regions loaned us $1,400 under a term loan maturing December 18, 2010. Interest on the loan is equal to LIBOR plus 215 basis points. Monthly payments are $9 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations. Regions also holds approximately $7,400 of additional mortgage debt on these facilities.  We entered into interest rate swap agreements with notional values of $2,600 with respect to two of these loans to fix the interest rate at 6.1%.  We entered into these derivative transactions to hedge the interest rate risk of this debt obligation and not to speculate on interest rates. The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $86 at December 31, 2009 and $103 at September 30, 2009, a gain of $17, which was recorded in our condensed consolidated financial statements as a decrease to interest expense and a long term liability.  There was no gain or loss recorded for the three months ended December 31, 2008.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.  At December 31, 2009, we were in breach of the fixed charge coverage ratio covenant.  On January 7, 2010, Regions waived our violation of the fixed charge coverage ratio covenant and on January 13, 2010, amended the computations and requirements for the fixed charge coverage ratios through fiscal 2010.

Revolving Line of Credit

Through December 31, 2009, we had a revolving line of credit (“Agreement”), with PNC Bank, as successor by merger to National City, which we used for working capital and other purposes. Borrowings under the Agreement were collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the Agreement, we agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Agreement.

The covenants in the Agreement required that we maintain certain ratios of interest-bearing indebtedness to EBITDA and net cash flow to debt servicing requirements.  The Agreement also contained cross-default provisions with the Regions loans.

On December 31, 2009, we executed a Fifth Amendment to the Amended and Restated Credit Agreement with PNC extending the maturity date of the line of credit until January 15, 2010.  At December 31, 2009, we had $3,000 of total borrowing capacity from the PNC line of credit, of which $1,569 was outstanding.

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with Entrepreneur Growth Capital LLC (EGC), which we intend to use for working capital and other purposes.  On January 18, 2010, we used this facility to repay the PNC line of credit. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Borrowings are calculated based on 75% of eligible accounts receivable.  The initial term of the Credit Agreement terminates January 31, 2011 but is renewable upon mutual agreement of the parties.  If we prepay prior to the expiration of the initial term (or any renewal term), we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Prime Rate plus five percent (5%) with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

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

10.	NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during our next fiscal year that begins October 1, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our consolidated financial statements.

11.	SUBSEQUENT EVENTS

We evaluated subsequent events through February 16, 2010, the date our condensed consolidated financial statements were issued.  On January 13, 2010, we entered into a new revolving line of credit agreement with Entrepreneur Growth Capital (EGC), which we use for working capital and other purposes, to replace the PNC line of credit that expired on January 15, 2010.  See Note 8 for additional information.  On January 7, 2010, Regions waived our expected violation of the fixed charge coverage ratio at December 31, 2009 and on January 13, 2010, amended the computations and requirements of the fixed charge coverage ratios through our fiscal year 2010.  On January 22, 2010, we entered into a sale-leaseback transaction with Forum Financial Services for $690 in assets.  We received $450 in cash and are required to make 36 monthly payments of $18 at which time the assets can be purchased for one dollar.

No additional matters were identified that would materially impact our consolidated financial statements or require disclosure.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2009 and December 31, 2008, respectively, provided elsewhere in this report.

Amounts are in thousands, unless otherwise indicated.

General

The Company provides contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat central nervous system disorders, diabetes, osteoporosis and other diseases since its formation in 1974.

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

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our services segment is the direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is the indirect beneficiary, as increased drug development leads to capital expansion providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

In contrast to fiscal 2008, there were several announcements of large mergers in the pharmaceutical industry in fiscal 2009. Pfizer Inc. and Eli Lilly and Co. both completed significant acquisitions.  Also, Merck and Roche have announced mergers with Schering-Plough and Genentech, respectively. We believe that such merger and consolidation activity reduced the demand and increased competition for CRO services in fiscal 2009 and was a distraction for the research and development arms of these companies as they rationalize their new drug development portfolios.  The additional competitive pressures could adversely affect our future operating results.

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  We believe these actions are largely in response to the global economic recession and related financial crisis.  The delays and reductions in spending by our customers resulted in a significant negative impact on our revenues for the current and prior fiscal years.  However, the number of new studies initiated by our customers began to increase during our third fiscal quarter ended June 30, 2009 and continued through the end of the first fiscal quarter ended December 31, 2009.  The aggregate revenue from new studies has not yet reached a level large enough for the Company to achieve profitable operations.

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discuss the unaudited condensed consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

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

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2009.  There have been no significant events since the timing of our impairment tests at fiscal year end 2009 that have triggered additional impairment testing.

At December 31, 2009, recorded goodwill was $1,383, and the net balance of other intangible assets was $106.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $89 and $158 during the three months ended December 31, 2009 and 2008, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2010 and future periods.

Income Taxes

As described in Note 7 to these condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.

We maintain a reserve for uncertain tax positions, according to ASC 740, Income Taxes. Under ASC 740, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  This reserve is classified as a current liability in the consolidated balance sheet based on when we expect each of the items to be settled. Interest and penalties are included in this reserve.  Our reserve for uncertain income tax positions at December 31, 2009 and September 30, 2009 remains at $473.

Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months, it is reasonably possible that the uncertainty surrounding our reserve for uncertain income tax positions, which relates to certain state income tax issues, will be resolved upon the conclusion of state tax litigation. Accordingly, if such resolutions are favorable, we would reduce the carrying value of our reserve.

We have an accumulated net deficit in our UK subsidiaries. Consequently, United States deferred tax assets on such earnings have not been recorded.  Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.  We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues from continuing operations:

	Three Months Ended December 31,
	2009	2008
Service revenue	75.4%	74.1%
Product revenue	24.6	25.9
Total revenue	100.0	100.0

Cost of service revenue (a)	95.0	88.3
Cost of product revenue (a)	39.0	35.5
Total cost of revenue	81.2	74.7

Gross profit	18.8	25.3

Total operating expenses	38.3	44.8

Operating loss	(19.6)	(19.5)

Other expense	(3.8)	(4.8)

Loss before income taxes	(23.3)	(24.3)

Income tax benefit	—	(4.7)

Net loss	(23.3)%	(19.6)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2009 decreased 21.0% to $6,377 compared to $8,076 for the same period last year.

Our Service revenue decreased 19.7% to $4,811 in the current quarter compared to $5,987 for the prior year period primarily as a result of lower bioanalytical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $778 (a 22.8% decline from the first quarter of fiscal 2009), mainly due to study delays by clients and decreases in new bookings.  Our Oregon facility experienced the majority of the decline in bioanalytical analysis revenues, or $621. Likewise, our toxicology revenues declined in the first three months of fiscal 2010 from the prior fiscal year period by $307, or 16.4%.  Study delays and cancellations contributed to the decline for the toxicology group as well.  Pharmaceutical analysis revenues also experienced a decline in revenues for the first three months of fiscal 2010 compared to the same period in fiscal 2009 of $140, or 23.3%, mainly due to decreases in new bookings.

Sales in our Products segment decreased 25.0% in the current quarter from $2,089 to $1,566 when compared to the same period in the prior year.  The majority of the decrease stems from sales of both our Culex automated in vivo sampling systems, which declined $211, or 23.1%, and our mature, analytical instruments, which declined $302, or 32.5%.   We believe this decline is primarily the result of the continued reduction in research and development and capital spending by our customers as part of their overall cost savings initiatives.

Cost of Revenues

Cost of revenues for the current quarter was $5,181 or 81.2% of revenue, compared to $6,029, or 74.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 95.0% in the current quarter from 88.3% in the comparable period last year.  The principal cause of this increase was the decline in sales which led to lower absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 39.0% from 35.5% in the comparable prior year period.   This increase is mainly due to a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended December 31, 2009 decreased 21.9% to $785 from $1,005 for the comparable period last year.  This decrease was primarily driven by a decrease in salary expense resulting from the reduction in work force in January 2009 and other departures, lower commissions due to the decline in sales and reduced spending on marketing expenditures.

Research and development expenses for the first quarter of fiscal 2010 decreased 16.6% over the comparable period last year to $171 from $205.  The decrease was partially due to a decrease in salaries from the reduction in work force in January 2009 as well as reduced spending on temporary labor and operating supplies.

General and administrative expenses for the current quarter decreased 37.8% to $1,487 from $2,390 for the comparable prior year period.  A decline in salaries and hourly wages from the January 2009 reduction in force as well as strict controls on other variable expenses contributed to the reduction in expenses in the current fiscal quarter.

Other Income (Expense)

Other expense for the current quarter decreased to $241 from $389 for the same quarter of the prior year. The primary reason for the decrease was a $137 non-cash charge in the first three months of fiscal 2009 on our interest rate swaps due to the decline in short term interest rates.

Income Taxes

Our effective tax rate for the quarter ended December 31, 2009 was 0.0% compared to a benefit of 19.3% for the prior year period.  The principal reason for the change in the effective rate was due to the adjustment for current quarter results to the valuation allowance established in fiscal 2009.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2009, we had cash and cash equivalents of $524, compared to $870 at September 30, 2009.

Net cash provided by continuing operating activities was $242 for the three months ended December 31, 2009 compared to $265 for the three months ended December 31, 2008.  The decrease in cash provided by continuing operating activities in the current fiscal quarter partially results from decreases in earnings from continuing operations as well as a decrease in accrued expenses of $526.  These were partially offset by a decrease in accounts receivable of $1,437 as a result of the decline in sales.  Included in operating activities for fiscal 2010 are non-cash charges of $607 for depreciation and amortization and $89 for employee stock option expense. The impact on operating cash flow of other changes in working capital was not material.

The decline in cash generated from operations, which is our primary source of cash, relates to our current operating loss. We experienced an operating loss in the first quarter of fiscal 2010 as a result of a 21% year-to-date reduction in sales, which significantly reduced our cash flow from operations.  The decline in sales was due to both a decrease in new bookings in the prior fiscal year and delays by sponsors on projects previously booked.  We anticipate that this impact on our cash flow from operations will continue, but at a slower pace, through our second quarter of fiscal 2010.  We have seen increased order activity in the first three months of fiscal 2010, which we expect will translate into earned revenues in future quarters of fiscal 2010.  Selling, general and administrative costs in the first quarter of fiscal 2010 declined 33.1% from the prior year period due to the reduction in work force in January 2009 and cost containment initiatives.  We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact the remainder of fiscal 2010 as well.

In January 2010, we completed a reduction in force through both attrition and terminations, which we expect to reduce our annual compensation expense by approximately 10%.  This reduction impacted all areas of operations.

Failure to improve our cash flow from operations could severely restrict our ability to fund our operations with bank borrowings.  If additional sources of funding are utilized, it is likely to be increasingly expensive and/or dilutive to current shareholders, if available at all.

 Investing activities used $57 in the first quarter of fiscal 2010 due to capital expenditures as compared to $304 in the first three months of fiscal 2009. Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.  The 81.3% reduction in capital spending from fiscal 2009 is a result of our efforts to contain cash commitments throughout the organization, funding only necessary expenditures.

Financing activities used $509 in the first three months of fiscal 2010 as compared to $670 used for the first three months of fiscal 2009. The main use of cash in the first quarter of fiscal 2010 was for long term debt and capital lease payments of $319, as well as net payments on our line of credit of $190.  In the first quarter of fiscal 2009, we had long term debt and capital lease payments of $294, as well as net payments on our line of credit of $376.

During the three months ended December 31, 2008, cash provided by operating activities for discontinued operations of $558 was mainly due to the collection of outstanding receivables from the sale of our Baltimore clinic in fiscal 2008.

Capital Resources

We have notes payable to Regions aggregating approximately $8,700 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC).  The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.. Regions notes payable include three outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $7,403.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February 2011 with an interest rate of 6.1%.  In addition to the mortgages, we also have a note payable with Regions totaling $1,184, maturing December 18, 2010.  The annual interest rate on this term loan is equal to 6.1%. Monthly payments are $9 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations.

We have interest rate swap agreements with respect to the note payable and a mortgage loan to fix the interest rate at 6.1%.  We entered into the derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $86 at December 31, 2009 and $103 at September 30, 2009, which was recorded in our condensed consolidated financial statements as interest expense and a long term liability.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms without payment by us.  Upon expiration of the swaps, the net fair value recorded in the condensed consolidated financial statements is expected to be zero.

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

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans contain both cross-default provisions with each other and with the revolving line of credit from EGC as described below.  At December 31, 2009, we were in breach of the fixed charge coverage ratio covenant.  On January 7, 2010, Regions waived our violation of the fixed charge coverage ratio covenant, and on January 13, 2010, amended the computations and requirements for the fixed charge coverage ratios through fiscal year 2010.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with Entrepreneur Growth Capital LLC (EGC), which we intend to use for working capital and other purposes, to replace the PNC line of credit that expired on January 15, 2010. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate.  Borrowings are calculated based on 75% of eligible accounts receivable.  The initial term of the Credit Agreement terminates January 31, 2011 but is renewable upon mutual agreement of the parties.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

Under the Credit Agreement, borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%) with minimum interest of $15 per month.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2010 to finance working capital.  To conserve cash, we instituted a freeze on non-essential capital expenditures.  As of December 31, 2009, we had $3,000 of total borrowing capacity with the PNC line of credit, of which $1,569 was outstanding, and $524 of cash on hand.

With the decrease in cash flow from operations discussed above, we may face additional situations during fiscal 2010 where we are not in compliance with at least one covenant in the Credit Agreement, requiring that we obtain a waiver at that time.  If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

U.S. and global market and economic conditions continue to be disrupted and volatile, and the disruption has been particularly acute in the financial sector. The cost and availability of funds may be adversely affected by, among other things, illiquid credit markets.   Continued disruption in U.S. and global markets, which has adversely affected our cash flow from operations, could adversely affect our ability to obtain any additional funds for operations.  This situation, coupled with the recent decline in our cash flow from operations, the current credit markets’ situation and our inability to obtain financing on favorable terms, may have a material adverse effect on our results of operations and business in the current fiscal year.

We have received notice that AP USA and Algorithme may be unable to meet their financial obligations relating to a lease in which we remain contingently liable for $800 annually through 2015. This liability may have an adverse effect on our liquidity, financial condition or results of operations.

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

In our first fiscal quarter, we considered options for developing an enhanced tax provision model and still intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weakness.   We will develop an enhanced tax provision model to capture, summarize and consolidate tax provision data to facilitate the preparation of our income tax provision and provide additional training of accounting staff related directly to accounting for income taxes. We intend to consider the results of our remediation efforts and related testing as part of our ongoing fiscal 2010 assessment of the effectiveness of our internal control over financial reporting.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2009 due to the difference described above.  There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2009, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 5 - OTHER INFORMATION

On January 22, 2010, we entered into an Agreement for Lease with Forum Financial Services for $690 in assets. We received $450 in cash and are required to make 36 monthly payments of $18 at which time the assets can be purchased for one dollar.

PART II

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	10.1
Fifth Amendment to Amended and Restated Credit Agreement between Bioanalytical Systems,
Inc. and PNC Bank, as successor by merger to National City Bank, executed December 31, 2009 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2010).

	10.2	Waiver letter, dated January 7, 2010, from Regions Bank (incorporated by reference to Exhibit 10.33 of Form 10-K for the fiscal year ended September 30, 2009).

	10.3
Third amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, dated January 13, 2010 (incorporated by reference to Exhibit 10.34 of Form 10-K for the fiscal year ended September 30, 2009).

	10.4
Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 of Form 10-K for the fiscal year ended September 30, 2009).

	10.5	Agreement for Lease, by Bioanalytical Systems, Inc. and Forum Financial Services, dated January 22, 2010 (filed herewith).

	10.6	Amendment to Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (filed herewith).

	10.7	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (filed herewith).

(31)	31.1	Certification of Richard M. Shepperd (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 16, 2010	By: /s/ Richard M. Shepperd
Richard M. Shepperd
Chief Executive Officer

Date: February 16, 2010	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer