Form 10-Q
period 2010-03-31
BIOANALYTICAL SYSTEMS INC
filed 2010-05-17
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2010
    OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
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

As of May 1, 2010, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,715	$870
Accounts receivable
Trade	3,387	3,996
Unbilled revenues and other	867	1,684
Inventories	1,912	1,847
Refundable income taxes	105	544
Prepaid expenses	423	622
Total current assets	8,409	9,563

Property and equipment, net	20,145	21,282
Deferred income taxes	12	12
Goodwill	1,383	1,383
Intangible assets, net	99	114
Debt issue costs	208	145
Other assets	83	86
Total assets	$30,339	$32,585

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,950	$1,997
Accrued expenses	2,045	2,113
Customer advances	3,852	2,863
Income tax accruals	65	473
Revolving line of credit	1,690	1,759
Current portion of capital lease obligation	666	650
Current portion of long-term debt	2,935	524
Total current liabilities	13,203	10,379

Capital lease obligation, less current portion	829	792
Long-term debt, less current portion	5,736	8,191
Fair value of interest rate swaps	72	103

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
March 31, 2010 and September 30, 2009	1,191	1,191
Additional paid-in capital	13,258	13,131
Accumulated deficit	(3,990)	(1,290)
Accumulated other comprehensive income	40	88
Total shareholders’ equity	10,499	13,120
Total liabilities and shareholders’ equity	$30,339	$32,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Service revenue	$5,247	$5,322	$10,058	$11,310
Product revenue	1,688	1,744	3,254	3,833
Total revenue	6,935	7,066	13,312	15,143

Cost of service revenue	4,754	5,276	9,325	10,564
Cost of product revenue	696	918	1,306	1,660
Total cost of revenue	5,450	6,194	10,631	12,224

Gross profit	1,485	872	2,681	2,919
Operating expenses:
Selling	683	829	1,468	1,835
Research and development	138	213	310	418
General and administrative	1,944	2,030	3,431	4,440
Total operating expenses	2,765	3,072	5,209	6,693

Operating loss	(1,281)	(2,200)	(2,528)	(3,774)

Interest expense	(275)	(249)	(516)	(641)
Other income	—	—	—	3

Loss before income taxes	(1,556)	(2,449)	(3,044)	(4,412)

Income tax benefit	(344)	(618)	(344)	(997)

Net loss	$(1,212)	$(1,831)	$(2,700)	$(3,415)

Basic net loss per share	$(0.25)	$(0.37)	$(0.55)	$(0.69)
Diluted net loss per share	$(0.25)	$(0.37)	$(0.55)	$(0.69)

Weighted common shares outstanding:
Basic	4,915	4,915	4,915	4,915
Diluted	4,915	4,915	4,915	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(2,700)	$(3,415)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,207	1,340
Employee stock compensation expense	126	309
Bad debt expense	55	53
Liability incurred on settlement of lease	216	—
(Gain) loss on interest rate swap	(31)	131
Loss on sale of property and equipment	—	21
Deferred income taxes	—	(995)
Changes in operating assets and liabilities:
Accounts receivable	1,371	3,830
Inventories	(65)	156
Income taxes payable and refundable	31	605
Prepaid expenses and other assets	136	(81)
Accounts payable	(47)	(257)
Accrued expenses	(68)	(76)
Customer advances	989	(627)
Net cash provided by operating activities	1,220	994

Investing activities:
Capital expenditures, net of proceeds from sale of property and equipment	375	(584)
Net cash provided (used) by investing activities	375	(584)

Financing activities:
Payments of long-term debt	(260)	(244)
Payments on revolving line of credit	(14,408)	(8,916)
Borrowings on revolving line of credit	14,339	8,571
Payments on capital lease obligations	(378)	(351)
Net cash used by financing activities	(707)	(940)

Effect of exchange rate changes	(43)	495

Net increase (decrease) in cash and cash equivalents	845	(35)
Cash and cash equivalents at beginning of period	870	335
Cash and cash equivalents at end of period	$1,715	$300

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the fiscal year ended September 30, 2009.  In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2010 and 2009 include all adjustments necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2010. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2010 presentation. These reclassifications had no impact on net loss for the period previously reported.  The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results for the year ending September 30, 2010.

2.	STOCK-BASED COMPENSATION

At March 31, 2010, we had the 2008 Stock Option Plan (the “Plan”), used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009.  This Plan replaced the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. All options granted under these plans had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method.  The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009.  During the first six months of fiscal 2010, we granted 25 options to employees in connection with their employment agreements.  Stock based compensation expense for the three and six months ended March 31, 2010 was $37 and $126 with no tax benefits.  Stock based compensation expense for the three and six months ended March 31, 2009 was $151 and $309 with no tax benefits.

A summary of our stock option activity for the six months ended March 31, 2010 is as follows (in thousands except for share prices):
	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2009	620	$5.97	$3.36
Exercised	-	$-	$-
Granted	25	$0.79	$0.66
Terminated	(329)	$6.72	$3.48
Outstanding - March 31, 2010	316	$4.77	$3.02

3.	LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding.  We compute diluted loss per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of loss per share for the three and six months ended March 31, 2010 as they are anti-dilutive.

The following table reconciles our computation of basic loss per share to diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Basic net loss per share:
Net loss applicable to common shareholders	$(1,212)	$(1,831)	$(2,700)	$(3,415)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Basic net loss per share	$(0.25)	$(0.37)	$(0.55)	$(0.69)

Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(1,212)	$(1,831)	$(2,700)	$(3,415)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	4,915	4,915	4,915	4,915
Diluted net loss per share	$(0.25)	$(0.37)	$(0.55)	$(0.69)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2010	September 30, 2009

Raw materials	$1,688	$1,732
Work in progress	265	131
Finished goods	289	271
	$2,242	$2,134
Obsolescence reserve	(330)	(287)
	$1,912	$1,847

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue:
Service	$5,247	$5,322	$10,058	$11,310
Product	1,688	1,744	3,254	3,833
	$6,935	$7,066	$13,312	$15,143

Operating income (loss):
Service	$(1,408)	$(1,735)	$(2,601)	$(3,046)
Product	127	(465)	73	(728)
	$(1,281)	$(2,200)	$(2,528)	$(3,774)

6.	INCOME TAXES

We account for Income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  As of March, 2010 and September 30, 2009, we had a $30 and $473 liability for uncertain income tax positions, respectively.

In April, 2010, we settled state tax litigation relating to our fiscal tax years 2003 through 2006 by agreeing to pay $35 and forgoing a refund claim for $64.  Because we had previously recorded a  $443 liability for this uncertain tax position, we recognized a net tax benefit of $344 in the three months ended March 31, 2010.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.  Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months we do not anticipate resolution to the remaining carrying value of our reserve.

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

7.	DEBT

Mortgages and note payable

We have four loans with Regions Bank secured by our real estate in West Lafayette and Evansville, Indiana.  One of these loans with a current principal outstanding of $1,155 matures in December 2010, and another loan with a principal outstanding of $1,419 matures in February 2011.  Accordingly, these amounts are included in Current Portion of Long Term Debt on the accompanying balance sheet at March 31, 2010.   Interest on these loans is equal to LIBOR plus 215 basis points. We entered into interest rate swap agreements with notional values of $2,600 with respect to these loans to fix the interest rate at 6.1%.  We entered into these derivative transactions to hedge the interest rate risk of this debt obligation and not to speculate on interest rates. The fair value of the swaps was determined with a level two analysis.  These swaps had a negative fair value of $72 at March 31, 2010 and $103 at September 30, 2009.  A gain of $31 for the six months ended March 31, 2010 was recorded in our condensed consolidated financial statements as a decrease to interest expense and long term liability.  There was a loss of $131 recorded for the six months ended March 31, 2009.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero. Two other mortgage loans with Regions totaling $5,881 mature in November 2012.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.  At March 31 2010, we were in breach of the fixed charge coverage ratio and debt to tangible net equity covenants.  On May 11, 2010, Regions waived our violation of the fixed charge coverage ratio and debt to tangible net worth covenants.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with Entrepreneur Growth Capital LLC (“EGC”), for working capital and other purposes.  On January 18, 2010, we used this facility to repay our prior line with PNC bank. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Borrowings are calculated based on 75% of eligible accounts receivable.  The initial term of the Credit Agreement terminates January 31, 2011 but is renewable upon mutual agreement of the parties.  If we prepay prior to the expiration of the initial term (or any renewal term), we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Prime Rate plus five percent (5%) with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500.  At March 31, 2010, we were not in compliance with this covenant.  On May 13, 2010, EGC waived this requirement and permanently reset the tangible net worth covenant for future periods to $9,000.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

8.	LIQUIDITY AND CAPITAL RESOURCES

During the past two fiscal years, we have experienced operating losses due to a decline in business during the recession.  Net cash provided by operating activities was $1,220 for the six months ended March 31, 2010 compared to $994 for the six months ended March 31, 2009.  The increase in cash provided by operating activities in the current fiscal year partially results from a decrease in our operating loss.  Other contributing factors to our cash from operations were $1,207 of depreciation and amortization, collections on accounts receivable of $1,371, an increase in customer advances of $989 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which we expected to reduce our annual compensation expense by approximately 10%.  This reduction impacted all areas of operations.

Our investing activities in the first six months of fiscal 2010 have been restricted to emergency capital additions.  We conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash, while expending $56 on capital expenditures.  We intend to increase capital expenditures, particularly for laboratory equipment, when financing becomes available to fund our purchases.

Currently, we have $2,574 of existing bank debt maturing in the next twelve months that we either must reach agreement with Regions to extend, or find alternative sources of funding to retire the debt as it matures.  Regions has indicated that its expectations are that the loans will be repaid at maturity.

We are pursuing opportunities with other lenders and with equity investors to procure the necessary financing to retire this debt; however, there are no assurances that the financing can be arranged, or on terms that would be acceptable to us.  Obtaining this financing is dependent on continued improvement in our operating results and the condition of the capital markets.  Failure to secure this financing would have material adverse effects on our operations.

9.	SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets.  We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform.  In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease.  In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor.  We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest.  We recorded the discounted liability of $216 in March, 2010, and recognized the related expense in general and administrative expenses.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair values of the revolving credit facility and long-term debt are equal to their carrying values due to the variable nature of their interest rates.

11.	NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during our next fiscal year that begins October 1, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Part II, Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K for the fiscal year ended September 30, 2009. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could fail to project actual events, and as a result, the forward-looking statements based upon those assumptions could prove to be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2010 and March 31, 2009, respectively, provided elsewhere in this report.

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

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  We believe these actions are largely in response to the global economic recession and related financial crisis.  The delays and reductions in spending by our customers resulted in a significant negative impact on our revenues for the current and prior fiscal years.  However, the number of new studies initiated by our customers began to increase during our third fiscal quarter ended June 30, 2009 and continued through the end of the second fiscal quarter ended March 31, 2010, although prices have not rebounded to pre-recession levels resulting in revenue decreases for similar work.  Our basic operating costs have remained stable as a result of the sluggish demand in the market.  The aggregate revenue from new studies has not yet reached a level large enough for the Company to achieve profitable operations.

Patient Protection and Affordable Care Act

In March 2010 the above law (the “Act”) was enacted by the U.S. Congress and signed into law by the President.  The purpose of the legislation is to extend medical insurance coverage to a higher percentage of U.S. citizens.  Many of the provisions in the Act have delayed effective dates over the next decade, and will require extensive regulatory guidance.  Our principal client industry, pharmaceuticals, will be required under the Act to provide additional discounts on medicines provided under Medicare and Medicaid to assist in the funding of the program; however, government estimates are that over 31 million additional citizens will eventually be covered by medical insurance as a result of the Act, which should expand the markets for their products.  It is premature to predict the impacts these and other competing forces will have on our basic client market, drug development.  Additionally, the Act does not directly impact spiraling health care costs in the U.S., which could lead to additional legislation impacting our target markets in the future.

We maintain an optional health benefits package for all of our full-time employees, which is largely paid by our contributions with employees paying a portion of the cost, generally less than 20% of the total.  Based on our current understanding of the Act, we do not anticipate significant changes to our programs or of their costs to the Company or our employees as a result of the Act.

We have experienced increases in the costs of our health benefit programs in excess of inflation rates, and expect those trends to continue.  We are exploring options in plan funding, delivery of benefits and employee wellness in our continuing effort to obtain maximum benefit for our health care expenditures, while maintaining quality programs for our employees.  We do not expect these efforts to have a material financial impact on the Company.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units are West Lafayette/Oregon and Evansville, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used.

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

At March 31, 2010, recorded goodwill was $1,383, and the net balance of other intangible assets was $99.

Income Taxes

As described in Note 6 to these condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.  We account for Income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  As of March, 2010 and September 30, 2009, we had a $30 and $473 liability for uncertain income tax positions, respectively.

In April, 2010, we settled state tax litigation relating to our fiscal tax years 2003 through 2006 by agreeing to pay $35 and forgoing a refund claim for $64.  Because we had previously recorded a  $443 liability for this uncertain tax position, we recognized a net tax benefit of $344 in the three months ended March 31, 2010.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.  Any changes in the liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months we do not anticipate resolution to the remaining carrying value of our reserve.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,				Six Months Ended March 31,
	2010		2009		2010		2009
Service revenue	75.7%		75.3%		75.6%		74.7%
Product revenue	24.3		24.7		24.4		25.3
Total revenue	100.0		100.0		100.0		100.0

Cost of service revenue (a)	90.6		99.1		92.7		93.4
Cost of product revenue (a)	41.2		52.7		40.2		43.3
Total cost of revenue	78.6		87.7		79.9		80.7

Gross profit	21.4		12.3		20.1		19.3

Total operating expenses	39.9		43.5		39.1		44.2

Operating loss	(18.5)		(31.2)		(19.0)		(24.9)

Other expense	4.0		3.5		3.9		4.2

Loss before income taxes	(22.5)		(34.7)		(22.9)		(29.1)

Income tax benefit	(5.0)		(8.7)		(2.6)		(6.6)

Net loss	(17.5	) %	(26.0	) %	(20.3	) %	(22.5	) %

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2010 decreased 1.9% to $6,935 compared to $7,066 for the same period last year.

Our Service revenue decreased 1.4% to $5,247 in the current quarter compared to $5,322 for the prior year period primarily as a result of decreases in pharmaceutical analysis and toxicology revenues.  While volumes of studies and samples have shown an increase in the current period, pricing still lags pre-recession levels.  Our pharmaceutical analysis revenues decreased $151, a 38.6% decrease from the second quarter of fiscal 2009.  Toxicology revenues decreased $41 or 2.6% from the comparable period last year.

Sales in our Products segment decreased 3.2% from $1,744 to $1,688.  Sales of our Culex automated in vivo sampling systems decreased $70 or 9.7% as we continue to experience sluggish demand for higher priced capital assets.  Sales of our analytical products increased $48 or 6.6% over the comparable period last year as these sales are less dependant on capital investment cycles.

Cost of Revenues

Cost of revenues for the current quarter was $5,450 or 78.6% of revenue, compared to $6,194, or 87.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 90.6% in the current quarter from 99.1% in the comparable quarter last year.  The principal cause of this decrease was a reduction of our work force in January 2010.

Cost of Product revenue as a percentage of Product revenue in the current quarter decreased to 41.2% from 52.7% in the prior year quarter.   This decrease is mainly due to cost reducing efforts, including head count reductions, compared to the same period last year.

Operating Expenses

Selling expenses for the three months ended March 31, 2010 decreased 17.7% to $683 from $829 for the comparable period last year.  This decrease was primarily driven by the reduction in force and other departures as well as lower commissions due to the decline in sales.

Research and development expenses for the second quarter of fiscal 2010 decreased 35.2% from the comparable period last year to $138 from $213.  The main decrease in expense is attributable to completing our efforts on a project funded by an NIH grant.

General and administrative expenses for the current quarter decreased 4.2% to $1,944 from $2,030 for the comparable period last year.  The $85 decrease is mainly due to the reduction in headcount, tight expense controls across all areas, and the full vesting and ending of expense for many employee stock options.  This decrease was after absorbing $317 of severance costs and $208 of lease settlement costs in the current quarter.

Other Income (Expense)

Interest expense for the current quarter increased to $275 from $249 for the same quarter of the prior year. The primary reasons for the increase are cost of borrowing money with a new financing institution and interest on capital leases new in the second quarter of fiscal 2010.

Income Taxes

We provided a tax benefit on domestic losses in the second quarter of fiscal 2009 based on anticipated loss utilization on a full year basis.  We subsequently provided a reserve offsetting that benefit due to its uncertainty of its realization.  The benefit recognized in the current quarter of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.  No net benefits were provided on taxable losses in the current fiscal year.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Service and Product Revenues

Revenues for the six months ended March 31, 2010 decreased 12.1% to $13,312 compared to $15,143 for the same period last year.

Our Service revenue decreased 11.1% to $10,058 in the first six months compared to $11,310 for the prior year period primarily as a result of decreases in bioanalytical analysis, pharmaceutical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $650, a 9.7% decrease from the same period in fiscal 2009, due to study delays by clients, decreases in new bookings during the current fiscal year, and price declines.  Our pharmaceutical analysis revenues decreased year-to- year due to decline in new bookings.  Toxicology revenues decreased $348, or 10.0%, from the comparable period in the prior year.  Study delays, cancellations and a decline in new bookings contributed to the decline for the toxicology group as our customers react to the global recession and financial crisis.

Sales in our Products segment decreased 15.1% from $3,833 to $3,254 when compared to the same period in the prior year.  The majority of the decrease stems from sales of our Culex automated in vivo sampling system, which declined $287, or 17.4% and from a decrease in sales of our analytical products of $255 or 15.5% over the same period last year for the reasons cited in the discussion of the current quarter.

Cost of Revenues

Cost of revenues for the first six months of fiscal 2010 was $10,631 or 79.9% of revenue, compared to $12,224, or 80.7% of revenue for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased slightly to 92.7% in the first six months of fiscal 2010 from 93.4% in the comparable period last year.  The principal cause of this decrease is the reduction in headcount from the level of the prior year.

Cost of Product revenue as a percentage of Product revenue in the six months ending March 31, 2010 decreased to 40.2% from 43.3% in the comparable period in the prior year.   This decrease is mainly due to headcount and expense reductions, as well as a reduction in the cost of obsolete and slow moving inventory in the current year compared to the cost recognized in the prior year.

Operating Expenses

Selling expenses for the six months ended March 31, 2010 decreased 20.0% to $1,468 from $1,835 for the comparable period last year as a result of our reduction in headcount, lower sales commissions, and reductions in our marketing expenses.

Research and development expenses for the first half of fiscal 2010 decreased 25.8% from the comparable period last year to $310 from $418. The decrease was primarily attributable to completing a project funded by an NIH grant.

General and administrative expenses for the first six months of fiscal 2010 decreased 22.7% to $3,431 from $4,440 for the comparable period in the prior year.  The decrease is mainly due to the following:  1) severance expenses for former employees recorded in the first quarter of fiscal 2009 exceeded those recorded in the second quarter of fiscal 2010, 2) a decline in stock based compensation expense as grants became fully vested; and 3) company-wide efforts at cost controls.  This decline was after absorbing $208 in the current year of lease settlement costs.

Other Income (Expense)

Other expense for the first six months decreased to $516 from $638 for the same period of the prior year. The primary reason for the decrease is a $131 non-cash charge on our interest rate swaps in fiscal 2009.

Income Taxes

We provided a tax benefit on domestic losses in the first six months of fiscal 2009 based on anticipated loss utilization on a full year basis.  We subsequently provided a reserve offsetting that benefit due to the uncertainty of its realization.  The benefit in the current first six months of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.  No net benefits were provided on taxable losses in the current fiscal year.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2010, we had cash and cash equivalents of $1,715, compared to cash and cash equivalents of $870 at September 30, 2009.

Net cash provided by operating activities was $1,220 for the six months ended March 31, 2010 compared to $994 for the six months ended March 31, 2009.  The increase in cash provided by operating activities in the current fiscal year partially results from a decrease in our operating loss.  Other contributing factors to our cash from operations were $1,207 of depreciation and amortization, collections on accounts receivable of $1,371, an increase in customer advances of $989 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which we expected to reduce our annual compensation expense by approximately 10%.  This reduction impacted all areas of operations.

Our investing activities in the first six months of fiscal 2010 have been restricted to emergency capital additions.  We conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash, while expending $56 on capital expenditures.  We intend to increase capital expenditures, particularly for laboratory equipment, when financing becomes available to fund our purchases.

Financing activities used $707 in the first six months of fiscal 2010 as our only financing transactions outside our normal draws and repayment of our line of credit were payments on our debt.

Capital Resources

Since the beginning of the banking crises and economic recession in 2007-2008, we have had difficulty in achieving positive operating results, meeting our bank covenants, and replacing existing lenders when required by our prior lenders.  Currently, we have $2,574 of existing bank debt maturing in the next twelve months that we either must reach agreement with the existing lender to extend, or find alternative sources of funding to retire the debt as it matures.  The current lender has indicated that its expectations are that the loans will be repaid at maturity.

We are pursuing opportunities with other lenders and with equity investors to procure the necessary financing to retire this debt; however, there are no assurances that the financing can be arranged, or on terms that would be acceptable to us.  Obtaining this financing is dependent on continued improvement in our operating results and the condition of the capital markets.  Failure to secure this financing would have material adverse effects on our operations.

We have mortgage notes payable to Regions aggregating approximately $8,455 and a line of credit with EGC of up to $3,000, which is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time, as described in Note 7, Debt, to our condensed consolidated financial statements. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations, all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the borrowing agreements. All of these credit agreements contain cross-default provisions.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.  At March 31, 2010, we were not in compliance with these covenants.  On May 11, 2010, Regions waived these violations.

Revolving Line of Credit

Through January, 2011, we have a revolving line of credit (“Agreement”), with EGC which we use for working capital and other purposes, with an option to extend the agreement for an additional year.  Borrowings under the Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans in which EGC has a second security position, by all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries.  Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility to finance working capital.  We have instituted a freeze on non-emergency capital expenditures.  As of March 31, 2010, we had $2,109 of total borrowing capacity, of which $1,690 was outstanding, and $1,715 of cash on hand.

One of the covenants in our revolving line of credit with EGC requires that we maintain a minimum tangible net worth of $9,500.  At March 31, 2010, we were in violation of that covenant.  On May 13, 2010 EGC waived this violation and permanently reset the tangible net worth to $9,000.

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

We are developing an enhanced tax provision model and still intend to take appropriate and reasonable steps to make the necessary improvements to remediate the material weakness.   We will develop an enhanced tax provision model to capture, summarize and consolidate tax provision data to facilitate the preparation of our income tax provision and provide additional training of accounting staff related directly to accounting for income taxes.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of March 31, 2010 due to the material weakness related to income taxes identified September 30, 2009. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

In our Annual Report on Form 10-K for the year ended September 30, 2009, under the risk factor titled “The loss of our key personnel could adversely affect our business,” we reported that the employment agreements of a number of our executive officers contained “change of control” provisions that may have been triggered by the filing of a Form 13D with the Securities and Exchange Commission.  In January 2010 an officer who had resigned asserted a claim under his employment agreement as a result of the filing of a Form 13D by Peter A. Kissinger and Candice Kissinger.  In April 2010, we settled this claim with mutual releases by the parties through payment of a one year period of severance.

On April 15, 2010, we amended employment agreements with the five other officers with similar contract language to eliminate the filing of a Form 13D as an event triggering a change of control.  As a result, neither the previously filed Form 13D, or any future filing of a Form 13D, constitute a risk as it pertains to the continuation of employment of our key personnel.

You should carefully consider the risks described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 and our Annual Report on Form 10-K for the year ended September 30, 2009, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-Q and Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 5 –  NEW CHIEF EXECUTIVE OFFICER

We announced on May 13, 2010, that our Board of Directors named Anthony S. Chilton, Ph.D., as its President and Chief Executive Officer. Dr. Chilton had previously served as Chief Operating Officer since December 1, 2008 and interim President since January 27, 2010.

Dr. Chilton has over 30 years of experience as a scientist and executive in leading life sciences companies in England, Canada and the United States. He joined BASi in December 2008. Prior to joining BASi, Dr. Chilton was in charge of early development programs at Atherogenics, Inc. of Alpharetta, Georgia and provided consulting and advisory services to various pharmaceutical companies.  Prior to that, he was Vice President of the Biopharmaceutical Development Division of Cardinal Health Inc., which he joined through a predecessor company in 1998 that was acquired by Cardinal in 2002. Previously, Dr. Chilton spent three years with life sciences companies in Canada, prior to which he held positions in his native United Kingdom. Dr. Chilton received his bachelor’s degree in Chemistry from the University of East Anglia in 1981, and his Ph.D. in Analytical Chemistry from the University of Hertfordshire in 1993.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1
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

	10.5
Agreement for Lease, by Bioanalytical Systems, Inc. and Forum Financial Services, dated January 22, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended December 31, 2009).

	10.6
Amendment to Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended December 31, 2009).

	10.7
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2009).

	10.8	Waiver letter, dated May 11, 2010 from Regions Bank (filed herewith)

	10.9	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (filed herewith)

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ Anthony S. Chilton
Anthony S. Chilton
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer