Form 10-Q/A
period 2010-03-31
BIOANALYTICAL SYSTEMS INC
filed 2010-05-20
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QA

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

EXPLANATORY NOTE –

This Amendment to Form 10-Q is being filed by the Registrant to include in the report the certifications identified as Exhibits 31.1, 31.2 and 32.1 in the original report, which exhibits were inadvertently omitted from the original report as previously filed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 20, 2010	By:	/s/ Anthony S. Chilton
Anthony S. Chilton
Chief Executive Officer

Date: May 20, 2010	By:	/s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer