Form 10-Q
period 2010-06-30
BIOANALYTICAL SYSTEMS INC
filed 2010-08-13
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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
YES ☐ NO ☐

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

As of August 9, 2010, 4,915,318 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2010	September 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,499	$870
Accounts receivable
Trade	3,743	3,996
Unbilled revenues and other	1,033	1,684
Inventories	1,714	1,847
Refundable income taxes	105	544
Prepaid expenses	467	622
Total current assets	8,561	9,563

Property and equipment, net	19,715	21,282
Deferred income taxes	12	12
Goodwill	1,383	1,383
Intangible assets, net	91	114
Debt issue costs	174	145
Other assets	81	86

Total assets	$30,017	$32,585

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,818	$1,997
Accrued expenses	1,864	2,113
Customer advances	4,197	2,863
Income tax accruals	29	473
Revolving line of credit	1,341	1,759
Current portion of capital lease obligation	591	650
Current portion of long-term debt	3,059	524
Total current liabilities	12,899	10,379

Capital lease obligation, less current portion	728	792
Long-term debt, less current portion	5,474	8,191
Fair value of interest rate swaps	49	103

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
June 30, 2010 and September 30, 2009	1,191	1,191
Additional paid-in capital	13,305	13,131
Accumulated deficit	(3,701)	(1,290)
Accumulated other comprehensive income	72	88

Total shareholders’ equity	10,867	13,120

Total liabilities and shareholders’ equity	$30,017	$32,585

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service revenue	$6,034	$6,113	$16,092	$17,423
Product revenue	2,030	2,008	5,284	5,841
Total revenue	8,064	8,121	21,376	23,264

Cost of service revenue	4,538	5,212	13,863	15,777
Cost of product revenue	855	774	2,161	2,433
Total cost of revenue	5,393	5,986	16,024	18,210

Gross profit	2,671	2,135	5,352	5,054
Operating expenses:
Selling	589	734	2,057	2,569
Research and development	124	174	434	592
General and administrative	1,400	1,325	4,830	5,765
Impairment loss	—	472	—	472
Total operating expenses	2,113	2,705	7,321	9,398

Operating income (loss)	558	(571)	(1,969)	(4,344)

Interest expense	(270)	(228)	(786)	(870)
Other income	—	—	—	3
Income (loss) before income taxes	288	(799)	(2,755)	(5,211)

Income tax benefit	—	(167)	(344)	(1,164)

Net income (loss)	$288	$(632)	$(2,411)	$(4,047)

Basic net income (loss) per share	$0.06	$(0.13)	$(0.49)	$(0.82)
Diluted net income (loss) per share	$0.06	$(0.13)	$(0.49)	$(0.82)

Weighted common shares outstanding:
Basic	4,915	4,915	4,915	4,915
Diluted	4,915	4,915	4,915	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating activities:
Net loss	$(2,411)	$(4,047)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,777	2,008
Asset impairment loss	—	472
Employee stock compensation expense	174	456
Bad debt expense	50	26
Liability incurred on settlement of lease	216	—
(Gain) loss on interest rate swap	(54)	110
Loss on sale of property and equipment	—	21
Deferred income taxes	—	(1,164)
Changes in operating assets and liabilities:
Accounts receivable	853	3,176
Inventories	133	271
Income taxes payable and refundable	(4)	605
Prepaid expenses and other assets	128	159
Accounts payable	(179)	(444)
Accrued expenses	(249)	(4)
Customer advances	1,333	(429)
Net cash provided by operating activities	1,767	1,216

Investing activities:
Capital expenditures, net of proceeds from sale of property and equipment	216	(690)
Net cash provided (used) by investing activities	216	(690)

Financing activities:
Payments of long-term debt	(398)	(366)
Payments on revolving line of credit	(21,818)	(13,511)
Borrowings on revolving line of credit	21,399	12,979
Payments on capital lease obligations	(554)	(534)
Net cash used by financing activities	(1,371)	(1,432)

Cash Flow of Discontinued Operations:
Cash provided by operating activities	—	588
Net cash provided by discontinued operations	—	588

Effect of exchange rate changes	17	205

Net increase (decrease) in cash and cash equivalents	629	(113)
Cash and cash equivalents at beginning of period	870	335
Cash and cash equivalents at end of period	$1,499	$222

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the fiscal year ended September 30, 2009. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2010 and 2009 include all adjustments necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2010. Certain items previously reported in specific condensed consolidated financial statement captions have been reclassified to conform to the 2010 presentation. These reclassifications had no impact on net loss for the period previously reported. The results of operations for the three and nine months ended June 30, 2010 are not necessarily indicative of the results for the year ending September 30, 2010.

2.	STOCK-BASED COMPENSATION

At June 30, 2010, we had the 2008 Stock Option Plan (the “Plan”), used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009. All options granted had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2009. During the first nine months of fiscal 2010, we granted 240 options to employees. Stock based compensation expense for the three and nine months ended June 30, 2010 was $47 and $174 with no tax benefits. Stock based compensation expense for the three and nine months ended June 30, 2009 was $147 and $456 with no tax benefits. As of June 30, 2010, our total unrecognized compensation cost related to non-vested stock options was $387.

The weighted-average assumptions used to compute the fair value of options granted for the current fiscal year were as follows:

2010
Risk-free interest rate	3.194% - 3.474%
Dividend yield	0.00%
Volatility of the expected market price of the Company’s common stock	93.00% - 96.00%
Expected life of the options (years)	8.0

[Remainder of page intentionally left blank.]

A summary of our stock option activity for the nine months ended June 30, 2010 is as follows (in thousands, except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2009	620	$5.97	$3.36
Exercised	-	$-	$-
Granted	240	$1.14	$0.96
Terminated	(347)	$3.92	$2.22
Outstanding - June 30, 2010	513	$3.28	$2.19

3.	INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share using the weighted average number of common shares outstanding. We compute diluted net income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares. Shares issuable upon exercise of options were excluded from the computation of net income (loss) per share for the nine months ended June 30, 2010 as they are anti-dilutive. For the three months ended June 30, 2010, shares issuable upon exercise of options were immaterial to the computation of net income (loss) per share.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$288	$(632)	$(2,411)	$(4,047)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Basic net income (loss) per share	$0.06	$(0.13)	$(0.49)	$(0.82)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$288	$(632)	$(2,411)	$(4,047)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	4,915	4,915	4,915	4,915

Diluted net income (loss) per share	$0.06	$(0.13)	$(0.49)	$(0.82)

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2010	September 30, 2009

Raw materials	$1,544	$1,732
Work in progress	248	131
Finished goods	252	271
	$2,044	$2,134
Obsolescence reserve	(330)	(287)
	$1,714	$1,847

5.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Service	$6,034	$6,113	$16,092	$17,423
Product	2,030	2,008	5,284	5,841
	$8,064	$8,121	$21,376	$23,264

Operating income (loss):
Service	$227	$(683)	$(2,320)	$(3,738)
Product	331	112	351	(606)
	$558	$(571)	$(1,969)	$(4,344)

6.	INCOME TAXES

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

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the accrued liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months we do not anticipate resolution to the carrying value of our reserve. Interest and penalties are included in the reserve.

As of June 30, 2010 and September 30, 2009, we had a $29 and $473 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2005.

In April 2010, we settled state tax litigation relating to our fiscal tax years 2003 through 2006 by agreeing to pay $35 and foregoing a refund claim for $64. Because we had previously recorded a $443 liability for this uncertain tax position, we recognized a net tax benefit of $344 in the three months ended March 31, 2010.

We have an accumulated net deficit in our UK subsidiaries. Consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

7.	DEBT

Mortgages and note payable

We have four loans with Regions Bank secured by our real estate in West Lafayette and Evansville, Indiana. One of these loans, with a current principal outstanding of $1,125, matures in December 2010 and another loan, with a principal outstanding of $1,383, matures in February 2011. Accordingly, these amounts are included in Current Portion of Long Term Debt on the accompanying balance sheet at June 30, 2010. Interest on these loans is equal to LIBOR plus 215 basis points. We entered into interest rate swap agreements with notional values of $2,600 with respect to these loans to fix the interest rate at 6.1%. We entered into these derivative transactions to hedge the interest rate risk of this debt obligation and not to speculate on interest rates. The fair value of the swaps was determined with a level two analysis. These swaps had a negative fair value of $49 at June 30, 2010 and $103 at September 30, 2009. A gain of $54 for the nine months ended June 30, 2010 was recorded in our condensed consolidated financial statements as a decrease to interest expense and long term liability. There was a loss of $110 recorded as an increase to interest expense and long term liability for the nine months ended June 30, 2009. The terms of the interest rate swaps match the scheduled principal outstanding under the loans. We do not intend to prepay the loans, and expect the swaps to expire under their terms without payment by us. Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero. Two other mortgage loans with Regions totaling $5,816 mature in November 2012.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below. At June 30, 2010, we were not in compliance with the fixed charge coverage ratio and debt to tangible net equity covenants. On August 9, 2010, Regions waived our non-compliance with the fixed charge coverage ratio and debt to tangible net worth covenants.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with Entrepreneur Growth Capital LLC (“EGC”), for working capital and other purposes. On January 18, 2010, we used this facility to repay our prior line of credit with PNC bank. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Borrowings are calculated based on 75% of eligible accounts receivable. The initial term of the Credit Agreement terminates January 31, 2011 but is renewable upon mutual agreement of the parties. If we prepay prior to the expiration of the initial term (or any renewal term), we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Prime Rate plus five percent (5%) with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

The covenants in the Credit Agreement require that we maintain a minimum tangible net worth of $9,500. At March 31, 2010, we were not in compliance with this covenant. EGC subsequently waived this requirement and permanently reset the tangible net worth covenant for future periods to $9,000. At June 30, 2010, we were in compliance with the modified covenant. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

8. LIQUIDITY AND CAPITAL RESOURCES

During the past two fiscal years, we have experienced operating losses due primarily to a decline in business during the economic recession. Net cash provided by operating activities was $1,767 for the nine months ended June 30, 2010 compared to $1,216 for the nine months ended June 30, 2009. The increase in cash provided by operating activities in the current fiscal year partially results from a decrease in our operating loss. Another significant contributing factor to our cash from operations was an increase in customer advances of $1,333 as we booked additional new business. In January 2010, we completed a reduction in work force, through both attrition and terminations. This reduction impacted all areas of operations and was expected to reduce our annual compensation expense by approximately 10%.

Our investing activities in the first nine months of fiscal 2010 have been restricted to emergency capital additions. We conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash, while expending $216 on capital expenditures. In the coming twelve months, we intend to increase capital expenditures, particularly for laboratory equipment, when financing becomes available to fund our purchases.

Currently, we have $2,508 of existing bank debt maturing in the next twelve months that we either must either reach agreement with Regions to extend, or find alternative sources of funding to repay the debt. Regions has indicated that its expectations are that the loans will be repaid at maturity.

We are actively pursuing opportunities with other lenders and with equity investors to procure the necessary funding to replace or retire this debt; however, there are no assurances that the funding will be available or available on terms that would be acceptable to us. Obtaining this funding is dependent on continued improvement in our operating results and favorable conditions in the capital markets. Failure to renew or replace the debt would have material adverse effects on our operations.

9. SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets. We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform. In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease. In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor. We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest. We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses.

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

11. NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. This guidance is applicable to revenue arrangements entered into or materially modified during our next fiscal year that begins October 1, 2010. The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently reviewing this authoritative guidance to determine the potential impact, if any, that it may have on our consolidated financial statements.

[Remainder of page intentionally left blank.]

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; (vi) our growth strategy; or (vii) our ability to refinance our existing debt. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained in Part II, Item 1A of the quarterly report on Form 10-Q for the quarter ended March 31, 2010 and in our annual report on Form 10-K for the fiscal year ended September 30, 2009. Although we believe that the assumptions are reasonable on which the forward-looking statements contained herein are based, any of those assumptions could fail to project actual events and, as a result, the forward-looking statements based upon those assumptions could prove to be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine month periods ended June 30, 2010 and June 30, 2009, respectively, provided elsewhere in this report.

Amounts are in thousands, unless otherwise indicated.

General

The Company provides contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. Since its formation in 1974, the Company’s products and services have been utilized in the research of drugs to treat central nervous system disorders, diabetes, osteoporosis and other diseases.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for us and the CRO industry. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which varies with changes to the risk profile and appetite of investors.

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

Our primary market, the CRO market, is experiencing serious economic pressures. Since the end of our 2008 fiscal year, pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services. We believe these actions are largely in response to the global economic recession and related financial crisis. The delays and reductions in spending by our customers resulted in a significant negative impact on our revenues for the current and prior fiscal years. However, the number of new studies initiated by our customers began to increase during our third fiscal quarter ended June 30, 2009 and continued through the end of the third fiscal quarter ended June 30, 2010, although prices have not rebounded to pre-recession levels resulting in revenue decreases for similar work. Our basic operating costs have remained stable as a result of the sluggish demand in the market. The aggregate revenue from new studies along with cost reductions allowed us to achieve profitable operations in the current quarter for the first time since the quarter ended June 30, 2007.

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act (the “Act”) was enacted by the U.S. Congress and signed into law by the President. The purpose of the legislation is to extend medical insurance coverage to a higher percentage of U.S. citizens. Many of the provisions in the Act have delayed effective dates over the next decade, and will require extensive regulatory guidance. Companies in our principal client industry, pharmaceuticals, will be required under the Act to provide additional discounts on medicines provided under Medicare and Medicaid to assist in the funding of the program; however, government estimates are that over 31 million additional citizens will eventually be covered by medical insurance as a result of the Act, which should expand the markets for their products. It is premature to accurately predict the impacts these and other competing forces will have on our basic client market, drug development. Additionally, the Act does not directly impact spiraling health care costs in the U.S., which could lead to additional legislation impacting our target markets in the future.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill are West Lafayette/Oregon and Evansville, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and economic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or continued instability in the general economy could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2009 and our 10-Q for the quarter ended March 31, 2010. There have been no significant events since the timing of our impairment tests at fiscal year end 2009 that have triggered additional impairment testing.

At June 30, 2010, recorded goodwill was $1,383, and the net balance of other intangible assets was $91.

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

 We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the accrued liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months we do not anticipate resolution to the carrying value of our reserve. Interest and penalties are included in the reserve.

As of June 30, 2010 and September 30, 2009, we had a $29 and $473 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2005.

In April 2010, we settled state tax litigation relating to our fiscal tax years 2003 through 2006 by agreeing to pay $35 and foregoing a refund claim for $64. Because we had previously recorded a $443 liability for this uncertain tax position, we recognized a net tax benefit of $344 in our second fiscal quarter ended March 31, 2010.

We have an accumulated net deficit in our UK subsidiaries. Consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,			Nine Months Ended June 30,
	2010	2009		2010		2009
Service revenue	74.8%	75.3%		75.3%		74.9%
Product revenue	25.2	24.7		24.7		25.1
Total revenue	100.0	100.0		100.0		100.0

Cost of service revenue (a)	75.2	85.3		86.1		90.6
Cost of product revenue (a)	42.1	38.5		40.9		41.7
Total cost of revenue	66.9	73.7		75.0		78.3

Gross profit	33.1	26.3		25.0		21.7

Total operating expenses	26.2	33.3		34.2		40.4

Operating income (loss)	6.9	(7.0)		(9.2)		(18.7)

Other expense	3.3	2.8		3.7		3.7

Income (loss) before income taxes	3.6	(9.8)		(12.9)		(22.4)

Income tax benefit	—	(2.1)		(1.6)		(5.0)

Net income (loss)	3.6%	(7.7	) %	(11.3	) %	(17.4	) %

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2010 decreased 0.7% to $8,064 compared to $8,121 for the same period last year.

Our Service revenue decreased 1.3% to $6,034 in the current quarter compared to $6,113 for the comparable prior year period primarily as a result of decreases in other laboratory services. While volumes of studies and samples continue to show an increase, pricing still lags pre-recession levels. An increase in new orders accepted in the current calendar year has led to an increase in our bioanalytical analysis and toxicology revenues in the current quarter.

	Three Months Ended
	June 30,
	2010	2009	Change	%
Bioanalytical analysis	$3,635	$3,361	$274	8.2%
Toxicology	2,168	2,024	144	7.1%
Other laboratory services	231	728	(497)	-68.3%

Sales in our Products segment increased 1.1% from $2,008 in the third quarter of fiscal 2009 to $2,030 in the current quarter. Sales of our Culex® automated in vivo sampling systems increased in the current quarter. Though we continue to experience sluggish demand for higher priced capital assets, a few customers have begun to release capital funds for larger projects. Sales of our analytical products also increased over the comparable period last year as these sales are less dependent on capital investment cycles.

	Three Months Ended
	June 30,
	2010	2009	Change	%
Culex®, in-vivo sampling systems	$1,129	$985	$144	14.6%
Analytical instruments	826	745	81	10.9%

Although our revenues for the third quarter of fiscal 2010 were slightly less than in the comparable period in our prior fiscal year, third quarter revenues were the highest of the three quarters for our current fiscal year. This increase is the result of increased proposal opportunities and acceptance rates for our Service revenues since January 1, 2010 compared to the last six months of calendar 2009 and increased capital spending by Product customers.

Cost of Revenues

Cost of revenues for the current quarter was $5,393 or 66.9% of revenue, compared to $5,986, or 73.7% of revenue for the comparable prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 75.2% in the current quarter from 85.3% in the comparable quarter of fiscal 2009. The principal cause of this decrease was a reduction of our work force in January 2010 and other cost containment measures.

Cost of Product revenue as a percentage of Product revenue in the current quarter increased to 42.1% from 38.5% in the comparable quarter of fiscal 2009. This increase is mainly due to a change in the mix of products sold in the current period.

Operating Expenses

Selling expenses for the three months ended June 30, 2010 decreased 19.8% to $589 from $734 for the comparable period of prior year. This decrease was primarily driven by the reduction in force and other personnel departures and cost containment measures to control non-essential spending.

Research and development expenses for the third quarter of fiscal 2010 decreased 28.7% from the comparable period last year to $124 from $174. The main decrease in expense is attributable to completing our efforts on a project funded by an NIH grant.

General and administrative expenses for the current quarter increased 5.7% to $1,400 from $1,325 for the comparable period of fiscal 2009. This increase was mainly due to foreign exchange differences from the same period in the prior year. This increase was partially offset by a reduction in headcount, tight expense controls across all areas and the full vesting of many employee stock options.

Other Income (Expense)

Interest expense for the current quarter increased to $270 from $228 for the same quarter of the prior year. The primary reasons for the increase are cost of borrowing money under a new credit agreement described in Note 7 to these condensed consolidated financial statements and interest on capital leases new in the second quarter of fiscal 2010.

Income Taxes

We provided a tax benefit on domestic losses in the second quarter of fiscal 2009 based on anticipated loss utilization on a full year basis. We subsequently provided a reserve offsetting that benefit due to the uncertainty of its realization. No net benefits were provided on taxable losses in the current fiscal year.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Service and Product Revenues

Revenues for the nine months ended June 30, 2010 decreased 8.1% to $21,376 compared to $23,264 for the same period of fiscal 2009.

Our Service revenue decreased 7.6% to $16,092 in the first nine months compared to $17,423 for the prior year period primarily as a result of decreases in bioanalytical analysis, toxicology and other laboratory services revenues. Our bioanalytical analysis revenues decreased due to study delays by clients and price declines. Toxicology revenues decreased as a result of study delays and cancellations. Other laboratory services revenues decreased year-to- year due to a decline in new bookings as our customers reacted to the global recession and financial crisis.

	Nine Months Ended
	June 30,
	2010	2009	Change	%
Bioanalytical analysis	$9,626	$10,077	$(451)	-4.5%
Toxicology	5,291	5,494	(203)	-3.7%
Other laboratory services	1,175	1,852	(677)	-36.6%

Sales in our Products segment decreased 9.5% from $5,841 to $5,284 when compared to the same period in the prior year. The majority of the decrease stems from a decrease in sales of our analytical products for the reasons cited in the discussion of the current quarter.

	Nine Months Ended
	June 30,
	2010	2009	Change	%
Culex, in-vivo sampling systems	$2,482	$2,387	$95	4.0%
Analytical instruments	2,211	2,387	(176)	-7.4%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2010 was $16,024 or 75.0% of revenue, compared to $18,210, or 78.3% of revenue for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 86.1% in the first nine months of fiscal 2010 from 90.6% in the comparable period last year. The principal cause of this decrease is the reduction in workforce from the level of the prior year and other cost controls.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2010 decreased to 40.9% from 41.7% in the comparable period in the prior year. This decrease is mainly due to slightly lower revenues and headcount and other expense reductions, as well as a reduction in the cost of obsolete and slow moving inventory in the current year compared to the cost recognized in the prior year.

Operating Expenses

Selling expenses for the nine months ended June 30, 2010 decreased 19.9% to $2,057 from $2,569 for the comparable period of prior year as a result of our reduction in workforce, lower sales commissions, and reductions in our marketing expenses.

Research and development expenses for the first nine months of fiscal 2010 decreased 26.7% from the comparable period of prior year to $434 from $592. The decrease was primarily attributable to completing a project funded by an NIH grant.

General and administrative expenses for the first nine months of fiscal 2010 decreased 16.2% to $4,830 from $5,765 for the comparable period in the prior year. The decrease is mainly due to the following: 1) severance expenses for former employees recorded in the first quarter of fiscal 2009 exceeded those recorded in the second quarter of fiscal 2010, 2) a decline in stock based compensation expense as grants became fully vested; and 3) company-wide efforts at cost controls. This decline was after absorbing $216 in the current year for lease settlement costs.

Other Income (Expense)

Other expense for the first nine months decreased to $786 from $867 for the same period of the prior year. The primary reason for the decrease is a $131 non-cash charge on our interest rate swaps in fiscal 2009.

Income Taxes

We provided a tax benefit on domestic losses in the first six months of fiscal 2009 based on anticipated loss utilization on a full year basis. We subsequently provided a reserve offsetting that benefit due to the uncertainty of its realization. The benefit in the current first nine months of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount. No net benefits have been provided on taxable losses in the current fiscal year.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since its inception, BASi’s principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2010, we had cash and cash equivalents of $1,499, compared to cash and cash equivalents of $870 at September 30, 2009.

Net cash provided by operating activities was $1,767 for the nine months ended June 30, 2010 compared to $1,216 for the nine months ended June 30, 2009. The increase in cash provided by operating activities in the current fiscal year partially results from a decrease in our operating loss. Other contributing factors to our cash from operations were $1,777 of depreciation and amortization, collections on accounts receivable of $853, an increase in customer advances of $1,333 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility. The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and is expected to reduce our annual compensation expense by approximately 10%.

Our investing activities in the first nine months of fiscal 2010 have been restricted to emergency capital additions. We conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash, while expending $216 on capital expenditures. In the coming twelve months, we intend to increase capital expenditures, particularly for laboratory equipment, when financing becomes available to fund our purchases.

Financing activities used $1,371 in the first nine months of fiscal 2010 as our only financing transactions outside our normal draws and repayment of our line of credit were payments on our debt.

Capital Resources

Since the beginning of the banking crisis and economic recession in 2007-2008, we have had difficulty in achieving positive operating results, meeting our bank covenants, and replacing existing lenders when required by our prior lenders. We have $2,508 of existing bank debt that will mature in the next twelve months. We must either reach agreement with the existing lender to extend the maturity of this debt, or find alternative sources of funding to repay the debt. The current lender has indicated that its expectations are that the loans will be repaid at maturity.

We are actively pursuing potential opportunities with other lenders and with equity investors to procure the necessary funding to repay this debt; however, there are no assurances that the funding will be available or available on terms that would be acceptable to us. Obtaining this financing is dependent on continued improvement in our operating results and the general condition of the capital markets. Failure to renew or replace the debt would have material adverse effects on our operations.

We have mortgage notes payable to Regions aggregating approximately $8,324 and a line of credit with EGC of up to $3,000, which is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time, as described in Note 7, Debt, to our condensed consolidated financial statements. Borrowings under these credit agreements are collateralized by substantially all assets related to our operations, all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the borrowing agreements. All of these credit agreements contain cross-default provisions.

The covenants in our loan agreements with Regions require us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below. At June 30, 2010, we were not in compliance with these covenants. On August 9, 2010, Regions waived our non-compliance with these covenants.

Revolving Line of Credit

Through January, 2011, we have a revolving line of credit (“Credit Agreement”), with EGC which we use for working capital and other purposes, with an option to extend the agreement for an additional year. Borrowings under the Credit Agreement are collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans in which EGC has a second security position, by all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries. Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility to finance working capital. We have instituted a freeze on non-emergency capital expenditures. As of June 30, 2010, we had $1,942 of total borrowing capacity, of which $1,341 was outstanding, and $1,499 of cash on hand.

One of the covenants in our revolving line of credit with EGC requires that we maintain a minimum tangible net worth of $9,500. At March 31, 2010, we were not in compliance with that covenant. EGC, subsequently, waived this non-compliance and permanently adjusted the minimum tangible net worth covenant to $9,000. At June 30, 2010, we were in compliance with the modified covenant.

We may face additional situations during fiscal 2010 where we are not in compliance with at least one covenant in the Credit Agreement, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lender again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

U.S. and global market and economic conditions continue to be disrupted and volatile and the disruption has been particularly acute in the financial sector. The cost and availability of funds may be adversely affected by, among other things, illiquid credit markets. Continued volatility in U.S. and global markets, which has adversely affected our cash flow from operations, could adversely affect our ability to obtain any additional funds for operations. This situation, coupled with the potential volatility of the credit markets and our inability to obtain financing on favorable terms, may have a material adverse effect on our results of operations and business in the remainder of the current fiscal year and beyond.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a — 15(e) and 15d — 15(e)) as of June 30, 2010. Based on such evaluation, our management has concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of September 30, 2009, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s evaluation identified a transaction-level material weakness in the design and operating effectiveness of controls related to income taxes. Based on this evaluation, we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2009. We determined that our company’s accounting staff does not have sufficient technical accounting knowledge relating to accounting for income taxes which could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.

In the current quarter, we developed an enhanced tax provision model to capture, summarize and consolidate tax provision data to facilitate the preparation of our income tax provision. We also provided income tax accounting training to the accounting staff preparing the tax provision.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first nine months of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5 – OTHER INFORMATION

On August 12, 2010, Anthony S. Chilton, Ph.D., our President and Chief Executive Officer, was elected to our Board of Directors. There is no arrangement or understanding between Dr. Chilton and any other persons pursuant to which Dr. Chilton was selected as a director. The Board of Directors has not determined whether Dr. Chilton will be named to any Board committees.

The Company has named Alberto Hidalgo as Vice President - Business Development and Marketing effective August 18, 2010. Mr. Hidalgo has over 15 years of senior-level sales experience in both domestic and international markets including 13 years in the CRO market. Most recently he consulted with companies to develop and implement new sales and marketing strategies. Prior to that he served as Area Director of Sales with Covance Central Laboratory Services and held various positions including Director of Sales, for Eli Lilly Export, Puerto Rico. He has a strong history of developing new business relationships and sales strategies resulting in exceptional sales growth.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Amendment to Employment Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated April 15, 2010 (filed herewith).

	10.2	Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems Inc. dated April 15, 2010 (filed herewith).

	10.3	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).

	10.4	Waiver letter, dated May 11, 2010 from Regions Bank (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2010).

	10.5	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated May 12, 2010 (filed herewith).

	10.6
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2010).

	10.7	Waiver letter, dated August 9, 2010 from Regions Bank (filed herewith).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 13, 2010	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: August 13, 2010	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer