Form 10-K
period 2010-09-30
BIOANALYTICAL SYSTEMS INC
filed 2011-01-12
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2010.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐ NO ☒

Based on the closing price on the NASDAQ Global Market on March 31, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,348,000. As of January 7, 2011, 4,915,318 of registrant's common shares were outstanding. None of the registrant's Preferred Shares were outstanding as of January 7, 2011.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements may include, but  are  not  limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry  trends  affecting  our  financial  condition  or results of operations;  (v)  our sales or marketing plans; or (vi) our growth  strategy.  Investors in  our common shares are cautioned that reliance on  any  forward-looking  statement  involves risks and uncertainties, including  the risk factors contained beginning on page 11 of the Report.  Although  we  believe  that  the assumptions on  which  the  forward-looking  statements  contained  herein are based are reasonable, any of those assumptions could fail to project actual events and, as a result,  the  forward-looking statements based upon those assumptions could prove to be significantly different from actual results.  In  light  of  the uncertainties inherent in any forward-looking statement,  the  inclusion  of  a forward-looking statement herein should not be regarded  as  a  representation  by  us  that our plans and objectives  will  be  achieved.  We do not undertake any obligation to update any forward-looking statement.

 (Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

The Company, a corporation organized in Indiana, provides contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  The Company has been involved in the research of drugs to treat numerous therapeutic areas since its formation in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research from small start-up biotechnology companies to many of the largest global pharmaceutical companies.

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

1)           The preclinical phase includes safety testing to prepare an Investigational New Drug ("IND") for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its integrity, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation are also determined.

Clients work with our preclinical services group to establish pharmacokinetics (PK), pharmacodynamics (PD) and safety testing of the new drug. These safety studies range from dose ranging studies, that involve acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose level confirmation is provided by our pharmaceutical analysis group.  Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity.  A no effect level is then established for the drug and sets the basis for future dose levels in further safety testing and clinical phase I studies.  Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of our products are designed for use in discovery and preclinical development. The Culex® family of robotic automated dose delivery and blood and other biofluids sampling and physiological parameters measurement systems enable researchers to quickly and cost effectively determine PK/PD profiles of drugs in large and small animal models.  The Culex system allows experiments on freely moving conscious animals from early research for therapeutic target validation to lead optimization of compounds.  Using the Culex system, researchers are able to automatically dose and sample in-vivo to develop pharmacokinetic and pharmacodynamic profiles of drugs during early screening in rodents and other animals quickly and cost effectively. Our bioanalytical services group utilizes our depth of expertise in liquid chromatography with detection by mass spectrometry as a mainstay of our bioanalytical laboratories to support research, preclinical and clinical programs.  We also offer bioanalytical services that utilize electrochemistry, spectrophotometric (UV/Vis or fluorescence) and Corona Discharge detection as options. We have invested heavily in robotics and mass spectrometry systems in previous years.  Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission.

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

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. Our bioanalytical work per study grows rapidly from Phase I through Phase III. The number of samples per patient declines as the number of patients grows in later studies. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories unless there are problems in the quality or timely delivery of results.

Our services include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and to demonstrate that the availability is consistent between formulations.  We additionally offer support in clinical sample development, release and stability of clinical samples including comparators.

3)           The Post-approval phase follows FDA approval of the NDA or PLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also includes development and regulatory approval of product modifications and line extensions, including improved dosage forms. The drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public.

We also provide services in all areas during the post-approval phase, concentrating on bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies.  Our ability to offer quick sample analysis has provided increased business opportunities for release testing.

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

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from continuing operations from the services segment were $21.9 million for fiscal 2010. The following is a description of the services provided by our contract research services segment:

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

•
Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana to establish and confirm product purity, potency and shelf life. We have multiple International Conference on Harmonization validated controlled-climate GMP (Good Manufacturing Practices) systems in place, and the testing capability to complete most stability programs.

•
In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in Evansville, Indiana using our robotic Culex® APS (Automated Pharmacology System) system.

•
Preclinical and Pathology Services: We provide pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

Research Products

We focus our products business on expediting preclinical screening of developmental drugs. We compete in small niches of the multibillion dollar analytical instrument industry. The products business targets unique niches in life science research. We design, develop, manufacture and market state-of-the-art:

•	In vivo sampling systems and accessories (including disposables, training and systems qualification)

•	Physiology monitoring tools

•	Liquid chromatography and electrochemistry instruments platforms

Revenues from continuing operations for our products segment were $6.9 million for fiscal 2010.  We offer three (3) principal product lines:  Analytical Products, In vivo Sampling Products and Vetronics’ Products.  The following is a brief description of the products offered:

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

Clients

Over the past five years, we have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects.  Approximately 11% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies.

Pfizer, Inc. is our largest client, accounting for approximately 7.0% of our total revenues in fiscal 2010 and 2009.  Pfizer, Inc. accounted for 4.7% and 3.2% of total trade accounts receivable at September 30, 2010 and 2009, respectively.

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

Sales and Marketing

Our current sales and marketing efforts target both the top 200 global pharmaceutical companies and smaller companies. We recognize that our growth and customer satisfaction depend upon our ability to continually improve and create new client relationships.

Our products and services are sold directly to the client. We currently have 10 employees on our sales and marketing staff.  Sales, marketing and technical support is based in the corporate headquarters located in West Lafayette, Indiana.

We have a network of 11 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

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

                Although backlog can provide meaningful information to our management with respect to a particular study, we believe that our backlog for Services as of any date is not necessarily a meaningful indicator of our future results for a variety of reasons. Studies vary in duration; the scope of studies may change, which may either increase or decrease their value; and studies may be terminated, or delayed at any time by the client or regulatory authorities.

Competition

Services

We compete with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations ("CROs") that compete in this industry. Several of our competitors have significantly greater financial resources than we do. The largest CRO competitors offering similar research services include:

•	Covance, Inc.;

•	Pharmaceutical Product Development, Inc.;

•	Charles River Laboratories, Inc.;

•	Parexel; and

•	MDS Health Group Ltd.

CROs generally compete on:

•	regulatory compliance record;

•	reputation for on-time quality performance

•	quality system;

•	previous experience;

•	medical and scientific expertise in specific therapeutic areas;

•	scientist-to-scientist relationships;

•	quality of contract research;

•	financial viability;

•	database management;

•	statistical and regulatory services;

•	ability to recruit investigators;

•	ability to integrate information technology with systems to optimize research efficiency;

•	quality of facilities;

•	an international presence with strategically located facilities; and

•	price.

Products

Founded as a provider of instrumentation and products utilized in life and physical sciences research laboratories, we continue to serve these product niches today.  Though many global analytical instruments competitors exist, we have an extensive, long standing network of customers who are repeat buyers and recommend our products.  In contrast, there are few competitors for our in vivo sampling products.  The primary market is large and small pharmaceutical researchers.  Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service.  We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment.  As customers’ needs constantly change, we continually invest in the refinement of our products and in new product opportunities that meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations.  Since October 2004, we have been audited, on a routine basis, by the FDA and UK’s MHRA fifteen times. The FDA has visited five times in West Lafayette, and twice each at the UK, Oregon, and Evansville locations. MHRA has visited the UK facility four times. Of the eleven FDA audits, five were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings.  The UK facility was found to be compliant with GLP and GCP.

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

Preclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. Besides being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International ("AAALAC") and have registered assurance with the NIH.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory-generated study data. In fiscal 2004, we purchased similar 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group.  At the end of fiscal 2010, the majority of our laboratory operations in the U.S. were fully in compliance with 21 CFR Part 11, in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

We manage our business systems through the use of an Enterprise Resource Planning ("ERP") system. We are continually refining and adjusting our ERP system to improve efficiency, provide better management tools and address changes in our business.  These changes are appropriately documented and tested before implementation.  We also test these systems in connection with management’s annual review of our internal control systems.  Management’s assessment and report on internal controls over financial reporting is included in Item 9A.

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

HIPAA

The U.S. Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that govern the disclosure of confidential medical information in the United States. We have had a global privacy policy in place since January 2001 and believe that we are in compliance with the current European Union and HIPAA requirements. We continue to monitor our compliance with these regulations, and we intend to take appropriate steps to ensure compliance as these and other privacy regulations are revised or come into effect.

Product Liability and Insurance

We maintain product liability and professional errors and omissions liability insurance, providing approximately $3.0 million in coverage on a claims-made basis. Additionally, in certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring us to be indemnified by the client or covered by the client’s product liability insurance policies. Also, in certain types of engagements, we seek to limit our contractual liability to clients to the amount of fees received. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by client and project.

Research and Development

In fiscal 2010 and 2009, we spent $546 and $762, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

We currently hold three federally registered trademarks, as well as one copyright registration for software. We also have two pending patents, one on the Dried Blood Spot (DBS) sampling card for the Culex Automated Blood Sampling Instrumentation and the second for the No Blood Waste technology also for the Culex instrument. The former (DBS) reduces the cost of bio-sample collection, shipment and storage and the latter is important for precisely sampling of bio-fluids of very small volume from animals such as mice. We also generate client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements. We believe that the greatest value that we generate for our clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to our business.  We have a variety of alternative suppliers for our essential components.

Employees

At September 30, 2010, we had 233 full-time employees and 15 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2010. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Anthony S. Chilton, Ph.D.	54	President, Chief Executive Officer
Michael R. Cox	63	Vice President, Finance; Chief Financial and Administrative Officer; Treasurer
Alberto Hidalgo	45	Vice President, Business Development and Marketing
Craig S. Bruntlett, Ph.D.	61	Senior Vice President, Instruments Division
Lina L. Reeves-Kerner	59	Senior Vice President, Human Resources

Anthony S. Chilton, Ph.D. was named as the Chief Executive Officer, effective May 13, 2010.  Dr. Chilton had previously served as Chief Operating Officer since December 1, 2008 and interim President since January 27, 2010.  Dr. Chilton has over 30 years of experience as a scientist and executive in leading life sciences companies in England, Canada and the United States.  For the two years prior to joining the Company, Dr. Chilton was in charge of early development programs at Atherogenics, Inc. of Alpharetta, Ga.  In the two years prior to that, Dr. Chilton provided consulting and advisory services to various pharmaceutical companies.  Prior to that, he was Vice President of the Biopharmaceutical Development Division of Cardinal Health Inc., which he joined through a predecessor company in 1998 that was acquired by Cardinal in 2002. Previously, Dr. Chilton spent three years with life sciences companies in Canada, prior to which he held positions in his native United Kingdom.  Dr. Chilton received his bachelor’s degree in Chemistry from the University of East Anglia in 1981, and his Ph.D. in Analytical Chemistry from the University of Hertfordshire in 1993.

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

Alberto Hildago was hired as the Vice President of Business Development and Marketing, effective August 18, 2010.  Mr. Hidalgo has over 15 years of senior-level sales experience in both domestic and international markets including 13 years in the CRO Market. Most recently he consulted with companies to develop and implement new sales and marketing strategies. Prior to that he served as Area Director of Sales with Covance Central Laboratory Services and held various positions including Director of Sales, for Eli Lilly Export, Puerto Rico. He has a strong history of developing new business relationships and sales strategies resulting in exceptional sales growth.

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

Substantially all of our assets are encumbered as security for our existing indebtedness.  It could be difficult to raise additional debt without additional collateral for security.  There is also a limited market for our common shares, which could make it difficult to issue additional equity.  It could therefore be difficult to raise additional cash if our revolving line of credit and operations do not generate sufficient cash to fund our operations.

Noncompliance with debt covenants contained in our credit agreements could adversely affect our ability to borrow under our credit agreements and could ultimately render a substantial portion of our outstanding indebtedness immediately due and payable.

Certain of the Company’s credit agreements contain certain affirmative and negative financial covenants. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due the lenders could be permitted to proceed against their collateral. The election to exercise any such remedy could have a material adverse effect on our business and financial condition.

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

The National Association of Securities Dealers, Inc. has certain standards for the continued listing of a security on The NASDAQ Capital Market.  These standards require, among other things, that a listed issuer have either (i) listed securities with a market value of at least $1.0 million and (ii) a bid price of at least $1 per share, and either (i) minimum stockholders’ equity of $2.5 million, (ii) net income from continuing operations of $500,000 in the most recently competed fiscal year or in two of the three most recently completed fiscal years, or (iii) market value of the listed securities of at least $35.0 million.

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

Since October 1, 2008, we have seen evidence that suggests that many customers have reduced their research and development budgets.  We believe that this is in connection with the general economic slowdown.  While this condition continues, our revenues will be negatively impacted.

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

We operate in a highly competitive industry.

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

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified.  If this were to happen, we could be contractually required to repeat a study at no further cost to the customer, but at substantial cost to us.  This would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect our business and financial performance.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.

Our activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our insurance coverage and ability to pay. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

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

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee.

We may bear financial risk if we under price our contracts or overrun cost estimates.

Since some of our contracts are structured as fixed price or fee-for-service, we bear the financial risk if we initially under price our contracts or otherwise overrun our cost estimates. Such under pricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

In certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring us to be indemnified by the clients or covered by the clients’ product liability insurance policies. Although most of our clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or the liability would exceed the amount of applicable insurance. Furthermore, we could be held liable for errors and omissions in connection with the services we perform. There can be no assurance that our insurance coverage will be adequate, or that insurance coverage will continue to be available on acceptable terms, or that we can obtain indemnification arrangements or otherwise be able to limit our liability risk.

We may expand our business through acquisitions.

We occasionally review acquisition candidates and acquisitions which we have already made.  We have faced substantial problems integrating acquisitions in the past.  Factors which may affect our ability to grow successfully through acquisitions include:

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

We may be affected by health care reform.

In March 2010, the United States Congress enacted health care reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures.  This legislation may significantly impact the pharmaceutical and biotechnology industries.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are presently uncertain as to the effects of the recently enacted legislation on our business and are unable to predict what legislative proposals will be adopted in the future, if any.

Implementation of health care reform legislation may have certain benefits but also may contain costs that could limit the profits that can be made from the development of new drugs. This could adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could in turn decrease the business opportunities available to us both in the United States and abroad. In addition, new laws or regulations may create a risk of liability, increase our costs or limit our service offerings.

We rely on air transportation to serve our customers.

Our laboratories and certain of our other businesses are heavily reliant on air travel for transport of samples and other material, products and people. A significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

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

We depend on the pharmaceutical and biotechnology industries.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like us. Our revenues depend greatly on the expenditures made by these pharmaceutical and biotechnology companies in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

Unfavorable general economic conditions may materially adversely affect our business.

Unfavorable global economic conditions, including the recent recession in the United States and the recent financial crisis affecting the banking system and financial markets, could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on credit facilities to provide working capital to support our operations.  We regularly evaluate alternative financing sources.  Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner.  For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

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

•             Bioanalytical Systems, Ltd. is in Warwickshire, UK.  This facility contains our contract services and instruments operations for laboratories, sales and technical support services in the U.K.  During fiscal 2008, we moved into a newly constructed laboratory space in the same office park as the previous leased space.  Our space of approximately 8,000 square feet is specifically designed for laboratory use and will allow us to potentially double capacity over the previous space.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2010, our common stock was traded on NASDAQ Capital Markets under the symbol “BASi”.  The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2008 through September 30, 2010.

	High	Low
Fiscal Year Ended September 30, 2009
First Quarter	$5.13	$1.00
Second Quarter	1.82	0.60
Third Quarter	1.81	0.70
Fourth Quarter	1.15	0.60

Fiscal Year Ended September 30, 2010
First Quarter	$2.42	$0.81
Second Quarter	1.42	0.65
Third Quarter	1.50	0.74
Fourth Quarter	1.22	0.77
Holders

There were approximately 2,700 holders of record of our common stock as of January 7, 2011.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2009 or 2010 and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain a stock option plan that allows for the granting of options to certain key employees and directors. The following table gives information about equity awards under our stock option plans (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price per share of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	680	$2.59	3

Equity compensation plans not approved by security holders (1)	25	$4.58	—

Total	705	$2.66	3

(1) Includes option to purchase 25 shares at $4.58 granted to Michael R. Cox on April 1, 2004.

For additional information regarding our stock option plans approved by security holders, please see Note 8 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; and (viii) our ability to integrate a new marketing team. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

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

Business Overview

We provide contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions that advance the drug discovery and development process. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  Since its formation in 1974, the Company’s products and services have been utilized in the research of drugs to treat central nervous system disorders, diabetes, osteoporosis and other diseases.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic neuroscience research at many of the small start-up biotechnology companies and the largest global pharmaceutical companies.

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our services segment is a direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

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

In fiscal 2009, there were several announcements of large mergers in the pharmaceutical industry. Pfizer Inc. and Eli Lilly and Co. have both announced significant acquisitions.  Also, Merck and Roche announced mergers with Schering-Plough and Genentech, respectively. We believe that such merger and consolidation activity reduced the demand and increased competition for CRO services and was a distraction for the research and development arms of these companies as they awaited finalization of new drug development portfolios.  With the closing of these major mergers, the pharmaceutical industry can now return to focusing on driving drugs and therapies through the development pipeline. We believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to reinvigoration of outsourcing as they assess their key internal priorities.

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  The combination of reduced customer demand, cost containment initiatives pursued by our customers and excess capacity within our industry generally, resulted in significant pricing pressure in 2010. This resulted in a significant negative impact on our revenues for fiscal 2010 as compared to our prior fiscal year.  In response, we have taken a number of steps to better support our customers in today's challenging environment, identify new strategies to enhance client satisfaction, improve operating efficiencies and generally strengthen our business model.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In fiscal 2010, we experienced lower demand for our products and services and significant project delays. We believe this was primarily due to the current general economic conditions and the global financial crisis, increased competition, and consolidation of several large pharmaceutical and biotechnology companies, which delayed decisions on research and development spending. Despite these conditions and uncertainties about the level of and delays in R&D spending by pharmaceutical and biotechnology companies, we continue to believe in the fundamentals of the market and that it will rebound in future periods. For fiscal 2011, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In fiscal 2010, we had new authorizations of $38.4 million, an increase of 14.3% over the same period in 2009. Though the new authorizations increased, pricing declines along with study delays contributed to an overall decline in revenues of approximately 10% versus the prior fiscal year.  Gross margin declined as well from the prior fiscal year, but earnings increased in the current fiscal year due to savings in operating expenses of approximately 24%.  For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2010, see “Results of Operations – 2010 Compared to 2009” below.

As of September 30, 2010, we had $1,422 of cash and cash equivalents as compared to $870 of cash and cash equivalents at the end of fiscal 2009. In fiscal 2010, we generated $2,441 in cash from operations.  Our accounts receivable and unbilled revenues balances decreased $650 from the prior fiscal year primarily due to the decline in sales and increased efforts to collect outstanding receivables. We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables. We will also continue to limit unnecessary spending, and continue our freeze on wage rates until increases can be supported by improved operations.

[Remainder of page intentionally left blank.]

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2010	2009

Service revenue	76.0%	76.0%
Product revenue	24.0	24.0
Total revenue	100.0%	100.0%

Cost of service revenue (a)	85.0	86.8
Cost of product revenue (a)	41.6	42.2
Total cost of revenue	74.5	76.1

Gross profit	25.5	23.9

Total operating expenses	32.4	38.4

Operating loss	(6.9)	(14.5)

Other expense	(3.6)	(3.3)

Loss before income taxes	(10.5)	(17.8)

Income tax benefit	(1.2)	(0.6)

Net loss	(9.3)%	(17.2)%

(a) Percentage of service and product revenues, respectively.

2010 Compared to 2009

Service and Product Revenues

Overall, our Services and Product revenues continued to be negatively impacted by the U.S. and European economic recession.  Revenues for the year ended September 30, 2010 declined 9.5% to $28,781 compared to $31,784 for the year ended September 30, 2009.  A substantial portion of the decline was in the first half of the current fiscal year.

Our Services revenue declined 9.5% to $21,864 compared to $24,158 for the prior fiscal year primarily as a result of lower bioanalytical analysis, pharmaceutical analysis and toxicology revenues.  Our bioanalytical analysis revenues decreased $904 (a 6.6% decline from fiscal 2009), mainly due to study delays by clients and price declines.  While volumes of studies and samples continue to show an increase, pricing still lags pre-recession levels.    Our Oregon facility experienced the majority of the decline in bioanalytical analysis revenues, or $1,049. Likewise, the decrease in toxicology revenues of $411, or 5.2%, from prior the fiscal year is mainly due to study delays and cancellations.  Further, other laboratory services declined from fiscal 2009 by $979, or 38.8%, due in part to customers bringing these services in house.

	Fiscal Year Ended September 30,
	2010	2009	Change	%
Bioanalytical analysis	$12,779	$13,683	$(904)	-6.6%
Toxicology	7,543	7,954	(411)	-5.2%
Other laboratory services	1,542	2,521	(979)	-38.8%

Sales in our Products segment decreased 9.3% from $7,626 to $6,917 when compared to the prior fiscal year.  The majority of that decrease stems from lower grant revenue in fiscal 2010 as the grant funded by the NIH expired in January 2010.  Also contributing to the decline in Products revenues are lower sales of our Culex automated in vivo sampling systems, which declined 3.5% to $3,150 from $3,263, and a decline in the sales of our mature analytical instruments, which declined $186 or 5.7%.  Though we continue to experience sluggish demand for higher priced capital assets as customers reduce spending as part of their overall cost savings initiatives, a few customers have begun to release capital funds for larger projects.

	Fiscal Year Ended September 30,
	2010	2009	Change	%
Culex, in-vivo sampling systems	$3,150	$3,263	$(113)	-3.5%
Analytical instruments	3,070	3,256	(186)	-5.7%
Although our revenues for the current fiscal year were less than our prior fiscal year, our revenues increased 16% in the second half of the current fiscal year from the first half.  This increase is the result of increased proposal opportunities and acceptance rates for our Service revenues in our current fiscal year as well as slightly increased capital spending by Product customers in the second half of the current fiscal year.

 Cost of Revenue

Cost of revenue for the year ended September 30, 2010 was $21,448 or 74.5% of revenue compared to $24,180, or 76.1% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue decreased to 85.0% in the current fiscal year from 86.8% in the prior year.  The principal cause of this decrease was a reduction of our work force in January 2010 and other cost containment measures.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year decreased to 41.6% from 42.2% in the prior fiscal year.  This decrease is mainly due to headcount and other expense reductions, as well as a reduction in the cost of obsolete and slow moving inventory in the current fiscal year compared to the cost recognized in the prior fiscal year.

Operating Expenses

Selling expenses for the year ended September 30, 2010 decreased by 19.1% to $2,665 from $3,296 for the year ended September 30, 2009.   This decrease was primarily driven by a decrease in salary expense resulting from the reduction in work force and other departures, lower commissions due to the decline in sales and reduced spending on marketing.  The reduction in marketing expenditures is related to the initial costs of our branding and marketing campaign in fiscal 2009.

Research and development expenses for the year ended September 30, 2010 decreased 28.3% to $546 from $762 for the year ended September 30, 2009. The decrease was partially due to a decrease in salaries from the reduction in work force as well as reduced spending on temporary labor, operating supplies and consulting services.

General and administrative expenses for the current fiscal year decreased 20.3% to $6,119 from $7,674 for the prior year.  The decrease is mainly due to the following:  1) severance expenses for former employees recorded in the first quarter of fiscal 2009 exceeded those recorded in the second quarter of fiscal 2010; 2) a decline in stock based compensation expense as grants became fully vested; and 3) company-wide efforts at cost containment.  This decline was after incurring $216 in the current fiscal year for lease settlement costs.

Other Income/Expense

Other income (expense), net, was $(1,027) for the year ended September 30, 2010 as compared to $(1,060) for the year ended September 30, 2009. The primary reason for the decrease is a $103 non-cash charge on our interest rate swaps in fiscal 2009, slightly offset by increased interest expense from our new line of credit agreement in fiscal 2010.

Income Taxes

Our effective tax rate for continuing operations for the year ended September 30, 2010 was (11.0%) compared to (3.5%) for the prior fiscal year.  In fiscal 2009, a valuation allowance was recorded against the entire US deferred income tax balance, adjusting the rate from (36.4%) to (3.5%) due to the uncertainty of the benefit realization.  The benefit in fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.  No net benefits have been provided on taxable losses in the current fiscal year.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At September 30, 2010, we had cash and cash equivalents of $1,422 compared to $870 at September 30, 2009.

Net cash provided by continuing operating activities was $2,441 for the year ended September 30, 2010, compared to $1,999 for the year ended September 30, 2009. The increase in cash provided by operating activities in the current fiscal year partially results from a decrease in our operating loss.  Other contributing factors to our cash from operations were $2,323 of depreciation and amortization, net collections on accounts receivable of $650, an increase in customer advances of $1,719 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  Included in operating activities for fiscal 2009 are non-cash charges of $2,645 for depreciation and amortization, $103 recorded to reflect the fair value of our interest rate swaps and $472 for impairment of goodwill for our UK operations.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10%.

Investing activities used $450 in fiscal 2010, primarily for capital expenditures.  Our principal investments were for laboratory equipment replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.  The 46% reduction in capital spending from fiscal 2009 is a result of our efforts to contain cash commitments throughout the organization, funding only necessary expenditures.  We intend to increase capital expenditures, particularly for laboratory equipment, in our next fiscal year when financing becomes available to fund our purchases.

Financing activities used $1,458 in the current fiscal year as compared to $1,476 used for fiscal 2009. The main use of cash in fiscal 2010 was for long term debt and capital lease payments of $1,325, as well as net payments on our line of credit of $564.  We also conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted $431 in cash.  In fiscal 2009, our net payments on our line of credit were $264 with long term debt and capital lease payments of $1,212.

During fiscal 2009, cash provided by operating activities for discontinued operations of $588 was mainly due to the collection of outstanding receivables.

Capital Resources

Property and equipment spending totaled $450 and $834 in fiscal 2010 and 2009, respectively. The decrease in spending in fiscal 2010 is the result of cash savings initiatives, funding only necessary expenditures. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services, and by the replacement or upgrading of our equipment. Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

We have notes payable to Regions Bank (“Regions”) aggregating approximately $8,147 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC), which is subject to qualifying collateral that may substantially reduce or eliminate our borrowing capacity at any time. Regions notes payable include three outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $7,051.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February 2011 with an interest rate of 6.1%.  In addition to the mortgages, we also have a note payable with Regions totaling $1,096, maturing December 18, 2010.  Interest on this term loan is equal to 6.1%. Monthly payments are $9 plus interest. The loan is collateralized by real estate at our West Lafayette and Evansville, Indiana locations.

On November 29, 2010, we executed an amendment to loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable with $1.1 million of principal maturing on December 18, 2010 and a $500 principal payment on one mortgage with $1.3 million of principal maturing on February 11, 2011.  The principal payments are to be made on or before December 18, 2010 and February 11, 2011, respectively.  Thereafter, the unpaid principal on the note payable and the mortgage will then be incorporated into a replacement note maturing in November 1, 2012. The replacement note will bear interest at LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal amortization.  See Note 6 to the Consolidated Financial Statements for additional information.  On December 17, 2010, we made the $500 principal payment on the $1.1 million note.

We have interest rate swap agreements with respect to the note payable and mortgage mentioned in the above paragraph to fix the interest rate at 6.1%.  We entered into the derivative transactions to hedge interest rate risk of this debt obligation and not to speculate on interest rates.  The notional values of the swaps as of September 30, 2010 and 2009 were $2,442 and $2,701, respectively.  The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $31 at September 30, 2010 and $103 at September 30, 2009, with the decline in the liability being recorded in our consolidated financial statements as a reduction in interest expense in the current fiscal year and the increase in liability recorded as an increase in interest expense in the prior fiscal year.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in fiscal 2011 without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero.

As part of the amendment, Regions also agreed to amend the loan covenants for all of the debt to be more favorable to us beginning with our fiscal quarter ending December 31, 2010.  Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The fixed charge coverage ratio calculation has been adjusted with an ending ratio required of not less than 1.25 to 1.00.  Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets. Based on projections for fiscal 2011, we expect to be in compliance with the adjusted covenants.  The first compliance test under this amendment will be on the balance sheet and trailing twelve months at March 31, 2011.

Borrowings under our credit agreements are collateralized by substantially all assets related to our operations and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiaries. Under the terms of our credit agreements, we have agreed to restrict advances to subsidiaries and limit additional indebtedness. The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.  At September 30, 2010, we were in compliance with these covenants.

In fiscal 2011, we expect to see slow but continued improvement in the volume of new bookings, but little improvement in pricing.  We also expect improved gross profit margins due to the cost controls implemented.  Based on our expectation of a small increase in revenue, the availability on our line of credit, and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2011 operations and debt obligations.  Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with EGC, which we use for working capital and other purposes, to replace a line of credit that expired on January 15, 2010. On January 18, 2010, we used this facility to repay our prior line of credit.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The initial term of the Credit Agreement terminates January 31, 2011.  If we prepay prior to the expiration of the renewal term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

    Under the Credit Agreement, borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2010, with minimum interest of $15 per month.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

The covenants in the Credit Agreement required that we maintain a minimum tangible net worth of $9,000. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.  At September 30, 2010, we were not in compliance with the minimum tangible net worth covenant requirement.

    On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The amendment reduced the minimum tangible net worth covenant requirement to $8,500 and waived all non-compliances with this covenant through the date of the amendment.

                Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2011 to finance working capital.  To conserve cash, we instituted a freeze on non-essential capital expenditures.  As of September 30, 2010, we had $1,774 of total borrowing capacity with the line of credit, of which $1,195 was outstanding, and $1,422 of cash on hand.

We had a decrease in our total borrowing capacity of $1,226, from $3,000 to $1,774, from the fiscal year ended September 30, 2009 primarily as a result of inventories not being included in our current collateral base, whereas they provided $500 of borrowing base in the prior fiscal year.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit.  Additional information on the debt is described in Note 6, Debt Arrangements.

	2011	2012	2013	2014	2015	After 2015	Total

Notes payable	$1,855	$888	$5,589	$—	$—	$—	$8,332
Capital lease obligations	701	565	159	—	—	—	1,425
Operating leases	435	430	416	413	340	2,579	4,613

	$2,991	$1,883	$6,164	$413	$340	$2,579	$14,370

We anticipate spending approximately $1.0 million in fiscal 2011 on capital assets, primarily laboratory equipment which will be financed using capital leases.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2010 are Vetronics, Oregon and Evansville, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used. Due to fiscal year 2009 operating losses and lowered expectations for the near future, we performed an impairment test for our UK reporting unit as of June 30, 2009.  As a result of this test, we recorded a $472 impairment loss equal to the total value of the UK goodwill in fiscal 2009.

We performed our annual impairment test for all other reporting units mentioned above at September 30, 2010.  Using a discount rate of 22% and a revenue growth rate of 0%, the fair value of our Vetronics, Oregon and Evansville reporting units is greater than the carrying value by approximately $2,500.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report.  There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At September 30, 2010, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $84.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $226 and $570 during the fiscal years ended September 30, 2010 and 2009, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2010 and 2009 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense recognized in future periods.

Income Tax Accounting

As described in Note 7 to the consolidated financial statements, we use the asset and liability method of accounting for income taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

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

As of September 30, 2010 and 2009, we had a $30 and $473 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2005.

In April 2010, we settled state tax litigation relating to our fiscal tax years 2003 through 2006 by agreeing to pay $35 and foregoing a refund claim for $63.  Because we had previously recorded a $443 liability for this uncertain tax position, we recognized a net tax benefit of $345 in our second fiscal quarter ended March 31, 2010.

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

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Bioanalytical Systems, Inc.

Consolidated Balance Sheets as of September 30, 2010 and 2009	32

Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009	33

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended September 30, 2010 and 2009	34

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009	35

Notes to Consolidated Financial Statements	36

Report of Independent Registered Public Accounting Firm	53

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	As of September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,422	$870
Accounts receivable
Trade	3,670	3,996
Unbilled revenues and other	1,298	1,684
Inventories	1,673	1,847
Refundable income taxes	16	544
Prepaid expenses	555	622
Total current assets	8,634	9,563

Property and equipment, net	19,439	21,282
Deferred income taxes	—	12
Goodwill	1,383	1,383
Intangible assets, net	84	114
Debt issue costs	123	145
Other assets	80	86
Total assets	$29,743	$32,585

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,911	$1,997
Accrued expenses	1,848	2,113
Customer advances	4,582	2,863
Income tax accruals	30	473
Revolving line of credit	1,195	1,759
Fair value of interest rate swaps	31	103
Current portion of capital lease obligation	524	650
Current portion of long-term debt	1,855	524
Total current liabilities	11,976	10,482

Capital lease obligation, less current portion	623	792
Long-term debt, less current portion	6,477	8,191

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at September 30, 2010 and 2009 December, 2007	1,191	1,191
Additional paid-in capital	13,357	13,131
Accumulated deficit	(3,981)	(1,290)
Accumulated other comprehensive income	100	88
Total shareholders’ equity	10,667	13,120
Total liabilities and shareholders’ equity	$29,743	$32,585

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2010	2009
Service revenue	$21,864	$24,158
Product revenue	6,917	7,626
Total revenue	28,781	31,784

Cost of service revenue	18,574	20,959
Cost of product revenue	2,874	3,221
Total cost of revenue	21,448	24,180

Gross profit	7,333	7,604
Operating expenses:
Selling	2,665	3,296
Research and development	546	762
General and administrative	6,119	7,674
Impairment loss	—	472
Total operating expenses	9,330	12,204

Operating loss	(1,997)	(4,600)

Interest income	—	2
Interest expense	(1,028)	(1,063)
Other income	1	1
Loss before income tax benefit	(3,024)	(5,660)

Income tax benefit	(333)	(197)

Net loss	$(2,691)	$(5,463)

Basic net loss per share:	$(0.55)	$(1.11)
Diluted net loss per share:	$(0.55)	$(1.11)

Weighted common shares outstanding:
Basic	4,915	4,915
Diluted	4,915	4,915

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(In thousands)

	Common shares		Additional paid-in-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Number	Amount	capital	deficit	Income (loss)	equity

Balance at October 1, 2008	4,915	$1,191	$12,561	$4,173	$(130)	$17,795

Comprehensive loss:
Net loss	—	—	—	(5,463)	—	(5,463)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	218	218
Total comprehensive loss						(5,245)

Stock compensation	—	—	570	—	—	570

Balance at September 30, 2009	4,915	$1,191	$13,131	$(1,290)	$88	$13,120

Comprehensive loss:
Net loss	—	—	—	(2,691)	—	(2,691)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	12	12
Total comprehensive loss						(2,679)

Stock compensation	—	—	226	—	—	226

Balance at September 30, 2010	4,915	$1,191	$13,357	$(3,981)	$100	$10,667

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2010	2009
Operating activities:
Net loss	$(2,691)	$(5,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,323	2,645
Impairment loss	—	472
Employee stock compensation expense	226	570
Provision for doubtful accounts	61	(2)
Liability incurred on settlement of lease	216	—
(Gain) loss on interest rate swaps	(72)	103
(Gain) loss on sale of property and equipment	(1)	37
Deferred income taxes	12	160
Changes in operating assets and liabilities:
Accounts receivable	650	3,680
Inventories	174	338
Refundable income taxes	529	739
Prepaid expenses and other assets	90	49
Accounts payable	(86)	(212)
Accrued expenses	(709)	52
Customer advances	1,719	(1,169)
Net cash provided by operating activities	2,441	1,999

Investing activities:
Capital expenditures	(450)	(834)
Net cash used by investing activities	(450)	(834)

Financing activities:
Payments of long-term debt	(599)	(491)
Payments on revolving line of credit	(28,948)	(19,052)
Borrowings on revolving line of credit	28,384	18,788
Proceeds from sale and leaseback	431	—
Payments on capital lease obligations	(726)	(721)
Net cash used by financing activities	(1,458)	(1,476)

Cash flow of discontinued operations:
Cash provided by operating activities	—	588
Net cash provided by discontinued operations	—	588

Effect of exchange rate changes	19	258

Net increase in cash and cash equivalents	552	535
Cash and cash equivalents at beginning of year	870	335
Cash and cash equivalents at end of year	$1,422	$870

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

Our credit risk consists principally of trade accounts receivable. We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.  The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $165 and $110 at September 30, 2010 and 2009, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2010	2009

Opening balance	$110	$83
Charged to expense, net	61	39
Accounts written off	(6)	(12)
Ending balance	$165	$110

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Depreciation expense was $2,287 in fiscal 2010 and $2,609 in fiscal 2009. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2010 and 2009 consisted of the following:

	2010	2009
Land and improvements	$488	$490
Buildings and improvements	21,296	21,298
Machinery and equipment	20,652	20,462
Office furniture and fixtures	952	972
Construction in progress	109	40
	43,497	43,262
Less: accumulated depreciation	(24,058)	(21,980)
Net property and equipment	$19,439	$21,282

(g)	Long-Lived Assets including Goodwill

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

We carry goodwill at cost. Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill is not amortized.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2010 are Vetronics, Oregon and Evansville, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used. Due to fiscal year 2009 operating losses and lowered expectations for the near future, we performed an impairment test for our UK reporting unit as of June 30, 2009.  As a result of this test, we recorded a $472 impairment loss equal to the total value of the UK goodwill in fiscal 2009.

We performed our annual impairment test for all other reporting units mentioned above at September 30, 2010.  Using a discount rate of 22% and a revenue growth rate of 0%, the fair values of our Vetronics, Oregon and Evansville reporting units is greater than the carrying values by approximately $2,500.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report.  There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

At September 30, 2010, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $84.

A summary of activity in our goodwill account is as follows:

	2010	2009

Opening balance	$1,383	$1,855
UK impairment charge	—	(472)
Ending balance	$1,383	$1,383

The components of intangible assets subject to amortization are as follows:

		September 30, 2010
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$218

		September 30, 2009
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$188

Amortization expense for intangible assets for fiscal years ended September 30, 2010 and 2009 was $30.  The following table provides information regarding estimated amortization expense for the next five fiscal years:

2011	$30
2012	30
2013	24
2014	—
2015	—

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $180 and $219 for the years ended September 30, 2010 and 2009, respectively.

(i)	Stock-Based Compensation

We have a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 8.  All options granted under these plans have an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 8.  Stock-based compensation expense for employee stock options for the years ended September 30, 2010 and 2009 was $226 and $570, respectively.

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

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense.  Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The provisions of the Fair Value Measurements and Disclosure Topic defines fair value, establishes a consistent framework for measuring fair value and provides the disclosure requirements about fair value measurements. This Topic also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

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

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates.  Our long-term fixed rate debt was adjusted to a market rate on June 30, 201, which approximates market rates for similar debt instruments at September 30, 2010. See Note 6 for further discussion of the fair value of our interest rate swap.

(m)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates as part of the issuance of these consolidated financial statements include but are not limited to the determination of fair values, allowance for doubtful accounts, inventory obsolescence, deferred tax valuations, depreciation, impairment charges and stock compensation.  Our actual results could differ from those estimates.

(n)	Research and Development

In fiscal 2010 and 2009, we spent $546 and $762, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

(o)	Comprehensive Loss

We report comprehensive income (loss) in the consolidated statement of shareholders’ equity and comprehensive loss.  Other comprehensive income (loss) represents changes in shareholders’ equity and is comprised of foreign currency translation adjustments.  At September 30, 2010 and 2009, accumulated other comprehensive income consisted of foreign currency translation adjustments of $100 and $88, respectively.

(p)	Foreign Currency

For our subsidiary outside of the United States that operates in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of shareholders' equity in the consolidated balance sheets and are included in the determination of comprehensive income (loss) in the consolidated statements of shareholders' equity. Transaction gains and losses are included in the determination of net income (loss) in the consolidated statements of operations.

3.  LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding.  We compute diluted loss per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  At September 30, 2010 and 2009, we had 705 and 620 shares, respectively, issuable upon exercise of stock options that are not included in our outstanding share calculation as they are anti-dilutive.

The following table reconciles our computation of basic net loss per share to diluted net loss per share:

	Years Ended September 30,
	2010	2009
Basic net loss per share:
Net loss applicable to common shareholders	$(2,691)	$(5,463)
Weighted average common shares outstanding	4,915	4,915
Basic net loss per share	$(0.55)	$(1.11)

Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(2,691)	$(5,463)
Weighted average common shares outstanding	4,915	4,915
Dilutive stock options/shares	—	—
Diluted weighted average common shares outstanding	4,915	4,915

Diluted net loss per share	$(0.55)	$(1.11)

4.  INVENTORIES

Inventories at September 30 consisted of the following:

	2010	2009
Raw materials	$1,534	$1,732
Work in progress	283	131
Finished goods	218	271
	$2,035	$2,134
Obsolescence reserve	(362)	(287)
	$1,673	$1,847

5.  LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2010 and 2009 was $4,334 and $3,884, respectively. Accumulated amortization on capital leases at September 30, 2010 and 2009 was $2,736 and $1,981, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

During fiscal years 2010 and 2009, we did not acquire any new equipment through capital lease arrangements. On February 1, 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment with a term of 36 months and a monthly payment of $19.  This accounts for the increase in equipment capitalized under capital leases.  Future minimum lease payments on capital leases at September 30, 2010 are as follows:

	Principal	Interest	Total
2011	$524	$177	$701
2012	476	89	565
2013	147	12	159
2014	—	—	—
	$1,147	$278	$1,425

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2013. The UK building lease expires in 2023 but includes an opt out provision after 7 years. Certain of these leases contain renewal options. Total rental expense under these leases was $439 and $485 in fiscal 2010 and 2009, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2010 are as follows:

2011	$435
2012	430
2013	416
2014	413
2015	340
After 2015	2,579
$4,613

6.  DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2010	2009

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40. Interest is fixed at 7.1% through June 30, 2010, and thereafter fixed at 4.1%. Collateralized by underlying property. Due November, 2012.	$3,896	$4,117

Mortgage note payable to a bank, payable in monthly principal and interest installments of $19. The interest rate is 6.1%. Collateralized by underlying property. Due February, 2011. (a)	1,346	1,489

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17. Interest is fixed at 7.1% through June 30, 2010, and thereafter fixed at 4.1%. Collateralized by underlying property. Due November, 2012.	1,809	1,897

Note payable to a bank, payable in monthly principal installments of $9 plus interest. The interest rate is 6.1%. Collateralized by West Lafayette and Evansville properties. Due December, 2010. (a)	1,095	1,212

Note payable to Algo Holdings, payable in monthly installments of $10. There is no interest on this note if paid within terms. Due May 1, 2012. See Note 11.	185	—
	$8,332	$8,715

Less current portion	1,855	524

	$6,477	$8,191

The following table summarizes our principal payment obligations for the years ending September 30:

2011	$1,855
2012	888
2013	5,589
$8,332

Cash interest payments of $1,067 and $917 were made in 2010 and 2009, respectively.

Mortgages and note payable

(a) On November 29, 2010, we executed an amendment to the loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable with $1.1 million of principal maturing on December 18, 2010 and a $500 principal payment on one mortgage with $1.3 million of principal maturing on February 11, 2011.  The principal payments are to be made on or before December 18, 2010 and February 11, 2011, respectively.  Thereafter, the unpaid principal on the note payable and the mortgage will then be incorporated into a replacement note maturing on November 1, 2012. The replacement note will bear interest at a monthly LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal amortization.  On December 17, 2010, we made the $500 principal payment on the $1.1 million note.  Since we have made the first payment and expect to have the financial capacity to make the additional $500 payment in February 2011, we have classified this debt, to the extent of the amount of debt that will be reset to a due date past September 30, 2011, as non-current.

We entered into interest rate swap agreements with respect to the above loans noted by (a) to fix the interest rate at 6.1%.  We entered into these derivative transactions to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The notional values of the swaps as of September 30, 2010 and 2009 were $2,442 and $2,701, respectively. The fair value of the swaps was determined with a level two analysis.  As a result of recent declines in short term interest rates, the swaps had a negative fair value of $31 at September 30, 2010 and $103 at September 30, 2009, with the decline in the liability being recorded in our consolidated financial statements as a reduction in interest expense in the current fiscal year and the increase in liability recorded as an increase in interest expense in the prior fiscal year.  The terms of the interest rate swaps match the scheduled principal outstanding under the loans.  We do not intend to prepay the loans, and expect the swaps to expire under their terms in fiscal 2011 without payment by us.  Upon expiration of the swaps, the net fair value recorded in the consolidated financial statements is expected to be zero.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us beginning with our fiscal quarter ending December 31, 2010.  Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The fixed charge coverage ratio calculation has been adjusted with an ending ratio required of not less than 1.25 to 1.00.  Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets. Based on projections for fiscal 2011, we expect to be in compliance with the adjusted covenants.  The first compliance test under the amendment will be on the balance sheet and trailing twelve months at March 31, 2011.

The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.  At September 30, 2010, we were in compliance with Region’s covenant ratios.

Revolving Line of Credit

Through January 15, 2010, we had a revolving line of credit with PNC Bank, which we used for working capital and other purposes. Borrowings under this line were collateralized by substantially all assets related to our operations, other than the real estate securing the Regions loans, all common stock of our United States subsidiaries and 65% of the common stock of our non-United States subsidiaries.

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with Entrepreneur Growth Capital LLC (EGC) to replace the PNC Bank line of credit that expired on January 15, 2010.  The initial term of the Credit Agreement terminates on January 31, 2011.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2010, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. At September 30, 2010, we had available borrowings of $1.8 million on this line.

The covenants in the Credit Agreement required that we maintain a minimum tangible net worth of $9,000. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.  At September 30, 2010, we were not in compliance with the minimum tangible net worth covenant requirement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The amendment reduced the minimum tangible net worth covenant requirement to $8,500 and waived all non-compliances with this covenant through the date of the amendment.

7.  INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2010	2009
Long-term deferred tax assets:
Tax over book depreciation	$(709)	$(842)
Lower tax basis on assets of acquired company	(448)	(418)
Domestic net operating loss carryforward	2,396	1,440
Stock compensation expense	416	363
Foreign net operating loss	1,592	1,293
Foreign tax credit carryover	119	119
AMT credit carryover	13	13
Total long-term deferred tax assets	$3,379	$1,968

Current deferred tax assets:
Inventory pricing	$232	$186
Accrued compensation and vacation	283	240
Accrued expenses and other – net	35	—
Foreign net operating loss	—	(1)
Total current deferred tax assets	$550	$425

Valuation allowance for deferred tax assets	(3,929)	(2,381)

Net deferred tax assets	$—	$12

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2010	2009
Current:
Federal	$—	$(345)
State	(345)	(11)
Foreign	—	(1)
Total Current	$(345)	$(357)

Deferred:
Federal	$—	$118
State	—	41
Foreign	12	1
Total deferred	$12	$160

	$(333)	$(197)

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2010	2009
Statutory federal income tax rate	(34.0)%	(34.0)%
Increases (decreases):
Nondeductible expenses	3.2	2.6
State income taxes, net of federal tax benefit	—	(5.4)
Nontaxable foreign (gains) losses	4.6	2.5
Uncertain tax positions	(15.6)	—
Valuation allowance	33.3	32.9
Other	(2.5)	(2.1)
	(11.0)%	(3.5)%

We have not provided any U.S. income taxes benefit on the accumulated losses of our UK subsidiary. In fiscal 2010 and 2009, our foreign operations generated losses before income taxes of $993 and $2,293, respectively.  We have foreign net operating loss carryforwards of $4,975 that have an indefinite life under current UK tax law.  Payments made in fiscal 2010 and 2009 for income taxes amounted to $3 and $1, respectively.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration.  We have a valuation allowance for the deferred tax asset related to the foreign net operating losses.  In fiscal 2009, a valuation allowance of $1,088 was established for our domestic operations to reflect our estimate of the temporary deductible differences that may expire prior to their utilization.  The valuation allowance in fiscal 2010 was $2,337 for our domestic operations.

At September 30, 2010, we had domestic net operating loss carryforwards of approximately $4,691 for federal and $9,420 for state, which expire from September 30, 2028 through 2030.  Also, we have a foreign tax credit carryforward of approximately $119, which expires on September 30, 2016.  Further, we have an alternative minimum tax credit carryforward of approximately $13 available to offset future federal income taxes.  This credit has an unlimited expiration.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2010, a $30 liability remained for other uncertain income tax positions.

A reconciliation of the total amounts of unrecognized tax liability at September 30, 2009 and 2010 is as follows:

Beginning of year balance, October 1, 2008	$473
Changes during the year	—
End of year balance, September 30, 2009	$473
Changes during the year	(443)
End of year balance, September 30, 2010	$30

As noted in the table above, we had a reduction of $443 in our gross uncertain tax positions during fiscal 2010.  This was a result of the settlement of our state tax litigation.  We paid approximately $98 and released the remaining $345 of unrecognized tax benefits associated with our state tax litigation.  We file income tax returns in the U.S., several U.S. States, and the foreign jurisdiction of the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

8.  STOCK-BASED COMPENSATION

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

The maximum number of common shares that may be granted under the Plan is 500 shares.  At September 30, 2010, 3 shares remain available for grants under the Plan.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2010	2009
Risk-free interest rate	2.85%	2.89%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	55.00%-96.00%	55.00%-77.00%
Expected life of the options (years)	8.0	8.0

A summary of our stock option activity and related information for the years ended September 30, 2010 and 2009, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2008	754	$6.00
Exercised	-	$-
Granted	60	$4.07	$2.73
Terminated	(194)	$6.74
Outstanding - September 30, 2009	620	$5.97	$3.36	7.4	$-

Outstanding - October 1, 2009	620	$5.97
Exercised	-	$-
Granted	432	$1.06	$0.89
Terminated	(347)	$6.58
Outstanding - September 30, 2010	705	$2.66	$1.82	8.2	$9

Exercisable at September 30, 2010	185	$5.22	$3.36	4.9	$-

A summary of non-vested options for the year ended September 30, 2010 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2009	299	$3.30
Granted	432	$0.89
Vested	(158)	$3.49
Forfeited	(53)	$3.02
Non-vested options at September 30, 2010	520	$1.27

No options were exercised in fiscal years 2010 and 2009.   As of September 30, 2010, our total unrecognized compensation cost related to non-vested stock options was $441 and is expected to be recognized over a weighted-average service period of 1.99 years.

The following table summarizes outstanding and exercisable options as of September 30, 2010 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$0.79 - 2.80	432	9.69	$1.06	—	$—
$2.81 - 4.59	114	4.70	$4.28	94	$4.44
$4.60 - 8.79	159	6.70	$5.85	91	$6.03

9.  RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2010 and 2009. Contribution expense was $43 and $296 in fiscal 2010 and 2009, respectively.  The decrease in contribution expense in fiscal 2010 occurred because we suspended our match of the employee contribution as part of our cost reduction efforts.

10.  SEGMENT INFORMATION

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

(a)	Operating Segments

	Years Ended September 30,
	2010	2009
Revenue:
Service	$21,864	$24,158
Product	6,917	7,626
	$28,781	$31,784

Operating loss:
Service	$(2,350)	$(3,884)
Product	353	(716)
	$(1,997)	$(4,600)

Corporate Expenses	1,027	1,060

Loss before income taxes	$(3,024)	$(5,660)

	Years Ended September 30,
	2010	2009
Identifiable assets:
Service	$17,309	$19,102
Product	7,406	8,046
Corporate	5,028	5,437
	$29,743	$32,585

Goodwill, net:
Service	$1,009	$1,009
Product	374	374
	$1,383	$1,383

Intangible assets, net:
Service	$84	$114
Product	—	—
	$84	$114

Depreciation and amortization:
Service	$2,108	$2,377
Product	215	268
	$2,323	$2,645

Capital Expenditures:
Service	$383	$698
Product	67	136
	$450	$834

(b)	Geographic Information

	Years Ended September 30,
	2010	2009
Sales to External Customers:
North America	$25,578	$28,656
Pacific Rim	500	661
Europe	2,495	2,215
Other	208	252
	$28,781	$31,784

Long-lived Assets:
North America	$20,650	$22,472
Europe	459	550
	$21,109	$23,022

(c)	Major Customers

In 2010 and 2009, Pfizer accounted for approximately 7.0% and 7.0%, respectively, of our total revenues and 4.7% and 3.2% of total trade accounts receivable, respectively.

11.  SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets.  We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform.  In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease.  In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor.  We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest.  We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses.  At September 30, 2010, the balance of this liability was $185.

[Remainder of page intentionally left blank.]

12.  CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2010 and 2009 (in thousands except per share amounts).

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Total Revenue	$6,377	$6,935	$8,064	$7,405
Gross Profit	1,196	1,485	2,671	1,981
Net income (loss)	(1,488)	(1,212)	288	(279)

Basic net income (loss) per share	(0.30)	(0.25)	0.06	(0.06)

Diluted net income (loss) per share	(0.30)	(0.25)	0.06	(0.06)

2009
Total Revenue	$8,076	$7,066	$8,121	$8,521
Gross Profit	2,047	872	2,135	2,550
Net loss	(1,584)	(1,831)	(632)	(1,416)
Basic net loss per share	(0.32)	(0.37)	(0.13)	(0.29)

Diluted net loss per share	(0.32)	(0.37)	(0.13)	(0.29)

13.   SUBSEQUENT EVENTS

On November 29, 2010, Regions agreed to accept a $500 principal payment on a note with $1.1 million of principal maturing on December 18, 2010 and a $500 principal payment on another note with $1.3 million of principal maturing on February 11, 2011.  Thereafter, the unpaid principal on the notes will then be incorporated into a replacement note maturing on November 1, 2012. On December 17, 2010, we made the $500 principal payment on the $1.1 million note.  On December 15, 2010, EGC agreed to provide back-up financing up to $300 towards the second principal payment on the $1.3 million note.

On December 23, 2010, we negotiated an amendment to our line of credit agreement with EGC, extending the maturity date until January 31, 2013 and reducing the minimum tangible net worth covenant requirement to $8,500.  See Note 6 for additional information.

No additional matters were identified that would materially impact our consolidated financial statements or require disclosure.

14.  RISKS AND UNCERTAINTIES

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

The overall economic downturn first began to negatively affect our operating results in fiscal 2009 and continued to negatively impact revenues in fiscal 2010.  Revenues for fiscal 2010 declined approximately 9.5% or $3 million from our prior fiscal year due to study delays and cancellations initiated by the sponsors as well as price declines for accepted work.  The lower sales volume and a decrease in our operating expenses created a net loss of $2.7 million, which is a 51% improvement from the prior fiscal year’s net loss of $5.5 million.  We experienced a 16% increase in revenue in the second half versus the first half of fiscal 2010 as the volume of bookings improved and products customers increased capital spending.   To improve cash flow and reduce our break-even level, we implemented additional cost reductions starting in the second quarter of fiscal 2010.  One such control was a reduction in work force, through both attrition and terminations, impacting all areas of operations.  This reduced our annual compensation expense and is expected to save us approximately $2.4 million annually.  These and other cost control measures resulted in the reduction of operating expenses, excluding goodwill impairment, by approximately 20% ($2.4 million) in fiscal 2010 compared to the prior fiscal year.  In addition, we reduced our capital expenditures by 46% ($400) in fiscal 2010.

In fiscal 2011, we will continue to monitor and address the impact that the challenging economy is having on our company and industry.   In fiscal 2011, we expect to see slow but continued improvement in the volume of new bookings, but little improvement in pricing.  We also expect improved gross profit margins due to the cost controls implemented.  If current economic factors and industry trends for the CRO industry continue or deteriorate in fiscal 2011, our results of operations could be adversely affected.  We have renegotiated our note payable and one mortgage, which were set to expire in December 2010 and February 2011, respectively, to extend the maturity dates to November 2012.  We will continue to assess the need for additional cost controls such as freezing non-essential capital expenditures and current wage rates, reducing employee costs through personnel reductions either by attrition or reduction in workforce, reducing non-essential expenses, and monitoring our operations for efficiencies to further reduce our break-even point.  We have debt and lease obligations of approximately $3.0 million in fiscal 2011.  Based on our expectation of a small increase in revenue, the availability on our line of credit, and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2011 operations and debt obligations.

[Remainder of page intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioanalytical Systems Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
January 12, 2011

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were not effective for the reasons discussed in the section below entitled, Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described in the following section entitled, Management’s Report on Internal Control over Financial Reporting.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified two material weaknesses in the design and operating effectiveness of controls related to accounting for income taxes and debt covenant compliance monitoring.  Based on this assessment we concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010.   The matter relating to accounting for income taxes resulted from the incorrect netting of a deferred  federal tax benefit against the reserve for uncertain tax positions relating to state taxes due to an error in reviewing our deferred tax assets at September 30, 2009. This resulted in us not reflecting the write-off of this asset when we determined that all deferred tax assets should be written off based on our assessment of realizability of such deferred tax assets and this later affected the amount of the reversal of the reserve for uncertain tax positions upon settlement.

With respect to the monitoring of our compliance with debt covenants, we have historically maintained our debt financial covenant compliance monitoring on a quarterly basis as required by our lenders.  On January 13, 2010, we entered into a replacement revolving line of credit agreement with EGC, which necessitates monitoring of our net tangible net worth on a continuous basis (monthly). We did not maintain effective internal control over debt compliance management for the period ended September 30, 2010 since we did not have procedures in place to effectively monitor these covenants on a timely basis.

Each of these circumstances could result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis.

The liability for the uncertain tax provision mentioned above was settled with the taxing authority in fiscal 2010 for substantially less than the recorded amount.  No further action regarding this amount or its review is required.  We have also initiated monthly review of requisite debt covenants in 2011.  With the actions we have or intend to take, we believe that both material weaknesses will be corrected in the near future.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this report.

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2010. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.  Information required by Part III, Item 10 is incorporated herein by this reference from the Company’s Proxy Statement for the 2011 Annual Meeting.

Name	Age	Position
John B. Landis, Ph.D.	57	Chairman
Larry S. Boulet	64	Director
David W. Crabb, M.D.	57	Director
Leslie B. Daniels	63	Director
David L. Omachinski	58	Director
A. Charlene Sullivan, Ph.D.	61	Director
Anthony S. Chilton, Ph.D.	54	Director, President and Chief Executive Officer

John B. Landis, Ph.D. was elected as a director of the Company on November 12, 2009 and elected as the Chairman of the Board on February 11, 2010.  Dr. Landis retired from his position as Senior Vice President, Pharmaceutical Sciences of Schering-Plough in October 2008 and is currently an Adjunct Professor at Purdue University's Department of Chemistry.  Prior to joining Schering-Plough in 2003, Dr. Landis served in various management positions with Pharmacia Corporation and The Upjohn Company, including Director of Quality Control, Executive Director of Quality Control, Vice President of Quality Control, Vice President of Analytical Research, Vice President of CNS Psychiatry, and Senior Vice President of Preclinical Development.  Dr. Landis received his Bachelor of Science in Chemistry from Kent State University, his Masters in Analytical Chemistry from Purdue University and his Ph.D. in Analytical Chemistry from Purdue University.

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

David W. Crabb, M.D. has served as a director of the Company since February, 2004. He has been Chairman of the Indiana University Department of Medicine since 2001. He has been a member of the faculty of the Departments of Medicine and Biochemistry and Molecular Biology since 1983.  He served as Vice Chairman for Research for the department and as an Assistant Dean for Research from 1993 to 2000. Dr. Crabb is the Director of the Indiana Alcohol Research Center, serves on several editorial boards and is a member of the Boards of Directors of Polymer Technology Sciences, Inc., The Regenstrief Institute, and the Health and Hospital Corporation of Marion County. He was a recipient of a NIH Merit award and numerous other research and teaching awards.

Leslie B. Daniels has served as a director of the Company since June 2003. Mr. Daniels is a founding partner of CAI, a private equity fund in New York City. He previously was President of Burdge, Daniels & Co., Inc., a principal in venture capital and buyout investments as well as trading of private placement securities, and before that, a Senior Vice President of Blyth, Eastman, Dillon & Co. where he had responsibility for the corporate fixed income sales and trading departments. Mr. Daniels is a former Director of Aster-Cephac SA, IVAX Corporation, MIM Corporation, Mylan Laboratories, Inc., NBS Technologies Inc. and MIST Inc. He was also Chairman of Zenith Laboratories, Inc. and currently serves as a Director of SafeGuard Health Enterprises, Inc.  On October 5, 2010, Mr. Daniels resigned as a Director of the Company.

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

A. Charlene Sullivan, Ph.D. was elected as a director of the Company in January 2010.  Dr. Sullivan is an Associate Professor of Management at the School of Management and the Krannert Graduate School of Management at Purdue University since 1984 and has been a faculty member at Purdue since 1978.  Throughout her career at Purdue, Dr. Sullivan has taught undergraduate and graduate classes on corporate finance, financial institutions and markets and financial and managerial accounting and has received numerous awards and honors from the university.  Since 2000 Dr. Sullivan also has served as the Management Faculty Advisor for the Technical Assistance Program at Purdue, which consults with small businesses in Indiana.  In addition, Dr. Sullivan has served as a financial analyst for the Indiana Gaming Commission since 1995 and as a risk management consultant for Edgar Dunn & Company (a strategy and consulting firm) since 1994.  Dr. Sullivan has served on the boards of directors of several private financial institutions and not-for-profit organizations, including the Federal Reserve Bank of Chicago from 1990 until 1996 and the Purdue Employees Federal Credit Union from 1997 until April 2009.  She currently serves on the board of directors of the Greater Lafayette Community Foundation and on the Asset-Liability Committee for the Purdue Employees Federal Credit Union.  Dr. Sullivan earned a B.S. degree in Home Economics from the University of Kentucky and a M.S. and Ph.D. in Management from Purdue University.

Anthony S. Chilton, Ph.D. was elected as a director of the Company on August 12, 2010.  Dr. Chilton serves as the Chief Executive Officer, effective May 13, 2010.  Dr. Chilton had previously served as Chief Operating Officer since December 1, 2008 and interim President since January 27, 2010.  Dr. Chilton has over 30 years of experience as a scientist and executive in leading life sciences companies in England, Canada and the United States.  For the past two years, Dr. Chilton was in charge of early development programs at Atherogenics, Inc. of Alpharetta, Ga.  In the two years prior to joining the Company, Dr. Chilton provided consulting and advisory services to various pharmaceutical companies.  Prior to that, he was Vice President of the Biopharmaceutical Development Division of Cardinal Health Inc., which he joined through a predecessor company in 1998 that was acquired by Cardinal in 2002. Previously, Dr. Chilton spent three years with life sciences companies in Canada, prior to which he held positions in his native United Kingdom.  Dr. Chilton received his bachelor’s degree in Chemistry from the University of East Anglia in 1981, and his Ph.D. in Analytical Chemistry from the University of Hertfordshire in 1993.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize.  Larry S. Boulet, David W. Crabb, David Omachinski and A. Charlene Sullivan are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Boulet and Mr. Omachinski is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

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

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 30 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009 ).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	See Exhibits 3.1 and 3.2 to this Form 10-K.

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

	10.2	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (*) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

	10.3
Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.4	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.5	Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 13, 2007).

	10.6
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated November 6, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 13, 2007).

Number		Description of Exhibits

10.7
Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.8	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

	10.9	Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 14, 2008).

10.10
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated December 1, 2008 (incorporated by reference to Exhibit 10.36 to Form 10-K for the fiscal year ended September 30, 2008).

10.11
Second amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, dated May 18, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2009).

10.12
Third amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, dated January 13, 2010 (incorporated by reference to Exhibit 10.34 to Form 10-K for the fiscal year ended September 30, 2009).

10.13
Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

10.14
Agreement for Lease, by Bioanalytical Systems, Inc. and Forum Financial Services, dated January 22, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.15
Amendment to Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.16
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.17
Amendment to Employment Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2010).

10.18
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems Inc. dated April 15, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2010).

	10.19	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).

10.20
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated May 12, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended June 30, 2010).

Number		Description of Exhibits

	10.21
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.22	Employment Agreement between Alberto F. Hidalgo and Bioanalytical Systems Inc., dated August 18, 2010 (filed herewith).

	10.23	Non-Qualified Employee Stock Option Agreement between Alberto F. Hidalgo and Bioanalytical Systems Inc., dated August 18, 2010 (filed herewith).

	10.24	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.25
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 30, 2010).

	10.26	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: January 12, 2011	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: January 12, 2011	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony S. Chilton	Director, President and Chief Executive	January 12, 2011
Anthony S. Chilton	Officer (Principal Executive Officer)

	Vice President, Finance and	January 12, 2011
Administration, Chief Financial Officer
/s/ Michael R. Cox	and Treasurer (Principal Financial and
Michael R. Cox	Accounting Officer)

/s/ John B. Landis, Ph.D.	Chairman	January 12, 2011
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	January 12, 2011
Larry S. Boulet

/s/ David W. Crabb	Director	January 12, 2011
David W. Crabb

/s/ David L. Omachinski	Director	January 12, 2011
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	January 12, 2011
A. Charlene Sullivan, Ph.D.