Form 10-Q
period 2010-12-31
BIOANALYTICAL SYSTEMS INC
filed 2011-02-09
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2010
  OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
(Address of principal executive offices)

(765) 463-4527
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐  NO ☒

As of February 7, 2011, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010	3
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1A	Risk Factors	20
Item 6	Exhibits	21
	Signatures	22

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,238	$1,422
Accounts receivable
Trade	3,704	3,670
Unbilled revenues and other	1,133	1,298
Inventories	1,618	1,673
Refundable income taxes	16	16
Prepaid expenses	496	555
Total current assets	8,205	8,634

Property and equipment, net	19,233	19,439
Goodwill	1,383	1,383
Intangible assets, net	76	84
Debt issue costs	96	123
Other assets	67	80

Total assets	$29,060	$29,743

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,535	$1,911
Accrued expenses	1,688	1,848
Customer advances	4,718	4,582
Income tax accruals	22	30
Revolving line of credit	1,460	1,195
Fair value of interest rate swaps	10	31
Current portion of capital lease obligation	470	524
Current portion of long-term debt	1,376	1,855
Total current liabilities	11,279	11,976

Capital lease obligation, less current portion	513	623
Long-term debt, less current portion	6,252	6,477

Shareholders’ equity:
Preferred Shares:
Authorized 1,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000 shares; issued and outstanding 4,915 at
December 31, 2010 and September 30, 2010	1,191	1,191
Additional paid-in capital	13,412	13,357
Accumulated deficit	(3,671)	(3,981)
Accumulated other comprehensive income	84	100

Total shareholders’ equity	11,016	10,667

Total liabilities and shareholders’ equity	$29,060	$29,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Service revenue	$6,143	$4,811
Product revenue	1,947	1,566
Total revenue	8,090	6,377

Cost of service revenue	4,668	4,570
Cost of product revenue	706	611
Total cost of revenue	5,374	5,181

Gross profit	2,716	1,196
Operating expenses:
Selling	685	785
Research and development	112	171
General and administrative	1,381	1,487
Total operating expenses	2,178	2,443

Operating income (loss)	538	(1,247)

Interest expense	(235)	(241)
Other income	7	—
Income (loss) before income taxes	310	(1,488)

Income taxes	—	—

Net income (loss)	$310	$(1,488)

Basic net income (loss) per share	$0.06	$(0.30)
Diluted net income (loss) per share	$0.06	$(0.30)

Weighted common shares outstanding:
Basic	4,915	4,915
Diluted	4,981	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$310	$(1,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	530	607
Employee stock compensation expense	54	89
Provision for doubtful accounts	3	12
Gain on interest rate swaps	(21)	(17)
Loss on sale of property and equipment	1	—
Deferred income taxes	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	128	1,437
Inventories	55	(160)
Refundable income taxes	—	6
Prepaid expenses and other assets	85	176
Accounts payable	(376)	53
Accrued expenses	(160)	(526)
Customer advances	136	53
Net cash provided by operating activities	737	242

Investing activities:
Capital expenditures	(311)	(57)
Net cash used by investing activities	(311)	(57)

Financing activities:
Payments of long-term debt	(704)	(128)
Payments on revolving line of credit	(7,752)	(7,334)
Borrowings on revolving line of credit	8,017	7,144
Payments on capital lease obligations	(164)	(191)
Net cash used by financing activities	(603)	(509)

Effect of exchange rate changes	(7)	(22)

Net decrease in cash and cash equivalents	(184)	(346)
Cash and cash equivalents at beginning of period	1,422	870
Cash and cash equivalents at end of period	$1,238	$524

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands unless otherwise indicated)
(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciences research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2010.  In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2010 and 2009 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2010. The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results for the year ending September 30, 2011.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  All options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.  The assumptions used are detailed in Note 8 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  Stock based compensation expense for the three months ended December 31, 2010 and 2009 was $54 and $89 with no tax benefits, respectively.

A summary of our stock option activity for the three months ended December 31, 2010 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2010	705	$2.66	$1.82
Exercised	-	-	-
Granted	-	-	-
Terminated	(15)	$3.73	$2.33
Outstanding - December 31, 2010	690	$2.63	$1.81

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of income (loss) per share for the quarter ended December 31, 2009, as they are anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended
	December 31,
	2010	2009

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$310	$(1,488)
Weighted average common shares outstanding	4,915	4,915
Basic net income (loss) per share	$0.06	$(0.30)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$310	$(1,488)
Weighted average common shares outstanding	4,915	4,915
Dilutive stock options/shares	66	—
Diluted weighted average common shares outstanding	4,981	4,915

Diluted net income (loss) per share	$0.06	$(0.30)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	September 30, 2010

Raw materials	$1,417	$1,534
Work in progress	300	283
Finished goods	263	218
	$1,980	$2,035
Obsolescence reserve	(362)	(362)
	$1,618	$1,673

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.  Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2010.

	Three Months Ended December 31,
	2010	2009
Revenue:
Service	$6,143	$4,811
Product	1,947	1,566
	$8,090	$6,377

Operating income (loss):
Service	$228	$(1,193)
Product	310	(54)
	$538	$(1,247)

6.	INCOME TAXES

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  At December 31, 2010 and September 30, 2010, we had a $30 liability for other uncertain income tax positions.

 We record interest and penalties related to income tax matters as a component of income tax expense. Over the next twelve months we do not expect the total amount of unrecognized tax benefits to change significantly.  Interest and penalties are included in the reserve.

We file income tax returns in the U.S., several U.S. States, and the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.

7.	DEBT

Mortgages and note payable

We have notes payable to Regions aggregating approximately $7,500. Regions notes payable include three outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $6,901.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February 2011 with an interest rate of 6.1%.  In addition to the mortgages, we also have a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan is equal to 6.1%. Monthly payments are $9 plus interest. The notes payable are collateralized by real estate at our West Lafayette and Evansville, Indiana locations.

On November 29, 2010, we executed amendments on two loans with Regions (“Regions”).  Regions agreed to accept a $500 principal payment on a note payable with $1.1 million of principal maturing on December 18, 2010 and a $500 principal payment on one mortgage with $1.3 million of principal maturing on February 11, 2011.  The principal payments are to be made on or before December 18, 2010 and February 11, 2011, respectively.  Thereafter, the unpaid principal on the note payable and the mortgage will be incorporated into a replacement note maturing on November 1, 2012. The replacement note will bear interest at a monthly LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal amortization.  On December 17, 2010, we made the $500 principal payment on the $1.1 million note.  Since we have made the first payment and expect to have the financial capacity to make the additional $500 payment in February 2011, we have classified this debt, to the extent of the amount of debt that will be reset to a due date past September 30, 2011, as non-current.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage of 1.25 to 1.0 and total liabilities to tangible net worth of no greater than 2.1 to 1.0.  At December 31, 2010 we were in compliance with these ratios and based on projections for fiscal 2011, we expect to be in compliance with our covenants throughout fiscal 2011.

The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with Entrepreneur Growth Capital LLC (“EGC”), which we use for working capital and other purposes, to replace the PNC Bank line of credit that expired on January 15, 2010.  The initial term of the Credit Agreement was set to expire on January 31, 2011.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2010, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2010, we were in compliance with the minimum tangible net worth covenant requirement.

At December 31, 2010, we had available borrowings of $2,120 on this line, of which $1,460 was outstanding.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates.  Our long-term fixed rate debt was adjusted to market rate on June 30, 2010, which we believe approximates market rates for similar debt instruments at December 31, 2010.

9.	COMPREHENSIVE INCOME

Total comprehensive income is comprised of the total net income (loss) as well as the change in foreign currency translation. The table below presents comprehensive income (loss) for the three months ended December 31, 2010 and 2009, respectively.

	December 31, 2010	December 31, 2009

Net income (loss) as reported	$310	$(1,488)
Foreign currency translation adjustments	(16)	(18)

Comprehensive income (loss)	$294	$(1,506)

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance was effective for revenue arrangements entered into or materially modified beginning October 1, 2010. This update has not impacted revenue in the periods presented, and we do not expect a material change from the methods in which we have historically reported revenues.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements may include, but  are  not  limited to, discussions regarding our intent, belief or current expectations with respect to, but not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to comply with certain financial covenants in our credit agreement and notes payable; and (ix) our ability to integrate a new marketing team.  Investors  in  our common shares are cautioned that reliance on  any  forward-looking  statement  involves risks and uncertainties, including  the risk factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2010.  Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended December 31, 2010 and December 31, 2009, respectively, provided elsewhere in this report.

The following amounts are in thousands, unless otherwise indicated.

General

We provide contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions that advance the drug discovery and development process. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  Since our formation in 1974, our products and services have been utilized in the research of drugs to treat central nervous system disorders, diabetes, osteoporosis and other diseases.

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

With the closing of major mergers from fiscal 2009, the pharmaceutical industry can now return to focusing on driving drugs and therapies through the development pipeline. We believe that such merger and consolidation activity reduced the demand and increased competition for CRO services and was a distraction for the research and development arms of these companies as they awaited finalization of new drug development portfolios.  We believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to reinvigoration of outsourcing as they assess their key internal priorities.

Our primary market, the contract research organization (“CRO”) market, is experiencing serious economic pressures.  Pharmaceutical development companies have delayed the initiation of CRO studies and reduced their total spending for CRO services.  The combination of reduced customer demand, cost containment initiatives pursued by our customers and excess capacity within our industry generally, resulted in significant pricing pressure in fiscal 2010. In response, we have taken a number of steps to better support our customers in today's challenging environment, identify new strategies to enhance client satisfaction, improve operating efficiencies and generally strengthen our business model.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first three months of fiscal 2011, we experienced an increased demand for our products and services as compared to the first three months of fiscal 2010. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2011, we plan to continue focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first three months of fiscal 2011, we had new authorizations of $8.5 million, an increase of 39.4% over the same period in fiscal 2010. Gross margin and earnings increased in the current fiscal year due to higher revenues of 26.9%, cost containment initiatives and savings in operating expenses of approximately 11%.  For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2010, see “Results of Operations” below.

As of December 31, 2010, we had $1,238 of cash and cash equivalents as compared to $1,422 of cash and cash equivalents at the end of fiscal 2010. In the first three months of fiscal 2011, we generated $737 in cash from operations.  Our accounts receivable and unbilled revenues balances decreased $128 from the prior fiscal year primarily due to increased efforts to collect outstanding receivables. We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables. We expect to make the $500 payment to Regions per the amended agreement discussed below by February 11, 2011.  We will also continue to limit unnecessary spending, and continue our freeze on wage rates until increases can be supported by continued improvement in operations.

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

Product revenue from sales of equipment not requiring installation, testing or training is recognized upon shipment to customers. One product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from these sales is recognized upon completion of the installation, testing and training when the services are bundled with the equipment sale.  In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This update has not impacted revenue in the periods presented, and we do not expect a material change from the methods in which we have historically reported revenues.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill are Vetronics, Oregon and Evansville, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2010.  There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At December 31, 2010, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $76.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $54 and $89 during the three months ended December 31, 2010 and 2009, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2011 and future periods.

Income Taxes

As described in Note 6 to these condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

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

 We record interest and penalties related to income tax matters as a component of income tax expense. Over the next twelve months we do not expect the total amount of unrecognized tax benefits to change significantly.  Interest and penalties are included in the reserve.

As of December 31, 2010 and September 30, 2010, we had a $30 liability for uncertain income tax positions.

We file income tax returns in the U.S., several U.S. states, and the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2010	2009
Service revenue	75.9%	75.4%
Product revenue	24.1	24.6
Total revenue	100.0	100.0

Cost of service revenue (a)	76.0	95.0
Cost of product revenue (a)	36.3	39.0
Total cost of revenue	66.4	81.2

Gross profit	33.6	18.8

Total operating expenses	27.0	38.3

Operating income (loss)	6.6	(19.5)

Other expense	(2.8)	(3.8)

Income (loss) before income taxes	3.8	(23.3)

Income taxes	—	—

Net income (loss)	3.8%	(23.3)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2010 increased 26.9% to $8,090 compared to $6,377 for the same period last year.

Our Service revenue increased 27.7% to $6,143 in the current quarter compared to $4,811 for the prior year period primarily as a result of higher bioanalytical analysis and toxicology revenues.  Volumes of studies and number of samples to assay continue to increase though pricing still lags pre-recession levels.  An increase in proposal opportunities and in new orders accepted in the current calendar year 2010 has led to an increase in our bioanalytical analysis and toxicology revenues in the current quarter.

	Three Months Ended December 31,
	2010	2009	Change	%
Bioanalytical analysis	$3,797	$2,630	$1,167	44.4%
Toxicology	1,953	1,563	390	25.0%
Other laboratory services	393	618	(225)	-36.4%

Sales in our Products segment increased 24.3% in the current quarter from $1,566 to $1,947 when compared to the same period in the prior year.  The majority of the increase stems from sales of our Culex automated in vivo sampling systems.   Though we continue to experience sluggish demand for higher priced capital assets, a few customers have begun to release capital funds for larger projects.  Sales of our analytical products also increased over the comparable period last year as these sales are less dependent on capital investment cycles.

	Three Months Ended December 31,
	2010	2009	Change	%
Culex®, in-vivo sampling systems	$1,087	$705	$382	54.2%
Analytical instruments	697	626	71	11.3%
Other instruments	163	235	(72)	-30.6%

Cost of Revenues

Cost of revenues for the current quarter was $5,374 or 66.4% of revenue, compared to $5,181, or 81.2% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 76.0% in the current quarter from 95.0% in the comparable period last year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.  Also, a reduction of our work force in January 2010 and other cost containment measures contributed to the decline in the cost of Service revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter decreased to 36.3% from 39.0% in the comparable prior year period.   This decrease is mainly due to a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended December 31, 2010 decreased 12.7% to $685 from $785 for the comparable period last year.  This decrease was primarily driven by a decrease in salary expense resulting from the reduction in work force in January 2010 and other departures and reduced marketing expenditures.

Research and development expenses for the first quarter of fiscal 2011 decreased 34.5% over the comparable period last year to $112 from $171.  The decrease was partially due to a decrease in salaries from the reduction in work force in January 2010 as well as reduced spending on temporary labor, operating supplies and consulting services.

General and administrative expenses for the current quarter decreased 7.1% to $1,381 from $1,487 for the comparable prior year period.  A decline in salaries and hourly wages from the January 2010 reduction in force and strict controls on other variable expenses contributed to the reduction in expenses in the current fiscal quarter.

Other Income (Expense)

Other expense for the current quarter decreased to $228 from $241 for the same quarter of the prior year. The primary reasons for the decrease are the mark to market adjustments to the interest rate swaps slightly offset by increased interest expense from our new line of credit agreement and from capital leases new in fiscal 2010.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2010 and 2009 was 0.0%.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At December 31, 2010, we had cash and cash equivalents of $1,238, compared to $1,422 at September 30, 2010.

Net cash provided by operating activities was $737 for the three months ended December 31, 2010 compared to $242 for the three months ended December 31, 2009.  The increase in cash provided by operating activities in the current fiscal quarter partially results from our operating income versus an operating loss in the prior year period.  Other contributing factors to our cash from operations were $530 of depreciation and amortization, net collections on accounts receivable of $128 and an increase in customer advances of $136 as our new accepted quotes improved.  Included in operating activities for fiscal 2010 are non-cash charges of $607 for depreciation and amortization and a reduction in accounts receivable of $1,437.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10%.

We anticipate that this impact on our cash flow from operations will continue through fiscal 2011.  We have seen increased order activity in the calendar year 2010, which we expect will translate into earned revenues in future quarters of fiscal 2011.  Selling, general and administrative and other operating expenses declined approximately 11.0% in the first quarter of fiscal 2011 from the prior year period due to the reduction in work force in January 2010 and cost containment initiatives.  We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact the remainder of fiscal 2011 as well.

Investing activities used $311 in the first quarter of fiscal 2011 due to capital expenditures as compared to $57 in the first three months of fiscal 2010. Our principal investment was a mandated waste-water treatment facility at one of our sites, with selected investments for laboratory equipment replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.  Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

Financing activities used $603 in the first three months of fiscal 2011 as compared to $509 used for the first three months of fiscal 2010. The main use of cash in the first quarter of fiscal 2011 was for long-term debt and capital lease payments of $868, offset slightly by net borrowings on our line of credit of $265.  In the first quarter of fiscal 2010, we had long-term debt and capital lease payments of $319, as well as net payments on our line of credit of $190.

Capital Resources

We have notes payable to Regions aggregating approximately $7,500 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC).  The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time. Regions notes payable include three outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $6,901.  Two of the mortgages mature in November 2012 with an interest rate fixed at 7.1%, while the other matures in February 2011 with an interest rate of 6.1%.  In addition to the mortgages, we also have a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan is equal to 6.1%. Monthly payments are $9 plus interest. The notes payable are collateralized by real estate at our West Lafayette and Evansville, Indiana locations.

On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable with $1.1 million of principal maturing on December 18, 2010 and a $500 principal payment on one mortgage with $1.3 million of principal maturing on February 11, 2011.  The principal payments are to be made on or before December 18, 2010 and February 11, 2011, respectively.  Thereafter, the unpaid principal on the note payable and the mortgage will then be incorporated into a replacement note maturing November 1, 2012. The replacement note will bear interest at LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal amortization.  On December 17, 2010, we made the $500 principal payment on the $1.1 million note and expect to have the financial capacity to make the additional $500 payment in February 2011.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage of 1.25 to 1.0 and total liabilities to tangible net worth of no greater than 2.1 to 1.0.  At December 31, 2010 we were in compliance with these ratios and based on projections for fiscal 2011, we expect to be in compliance with our covenants throughout fiscal 2011.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with EGC, which we use for working capital and other purposes, to replace a line of credit that expired on January 15, 2010. On January 18, 2010, we used this facility to repay our prior line of credit.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The initial term of the Credit Agreement was set to mature on January 31, 2011.  If we prepay prior to the expiration of the renewal term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Under the Credit Agreement, borrowings bear interest at an annual rate equal to Prime Rate plus five percent (5%), with minimum interest of $15 per month.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.

On December 23, 2010, we negotiated an amendment to this Credit Agreement (“Amendment”).  As part of the Amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.  At December 31, 2010, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2011 to finance working capital.  To conserve cash, we have continued a freeze on non-essential capital expenditures.  As of December 31, 2010, we had $2,120 of total borrowing capacity with the line of credit, of which $1,460 was outstanding, and $1,238 of cash on hand.

In fiscal 2011, we expect to see slow but continued improvement in the volume of new bookings, but little improvement in pricing.  We also expect improved gross profit margins due to cost controls implemented.  Based on our expected increase in revenue, the availability on our line of credit, and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2011 operations and debt obligations.   Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time.  If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

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

The liability for the uncertain tax provision mentioned above was settled with the taxing authority in fiscal 2010 for substantially less than the recorded amount.  No further action regarding this amount or its review is required.  In our first fiscal quarter, we initiated a monthly review of requisite debt covenants for the current fiscal year.  With these actions, we believe that both material weaknesses have been corrected.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2010.  There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2010, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.2
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.3	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 9, 2011	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: February 9, 2011	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer