Form 10-Q
period 2011-03-31
BIOANALYTICAL SYSTEMS INC
filed 2011-05-12
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of May 4, 2011, 4,915,318 of the registrant's common shares were outstanding.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010	3
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1A	Risk Factors	24
Item 6	Exhibits	24
	Signatures	25

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,072	$1,422
Accounts receivable
Trade	4,046	3,670
Unbilled revenues and other	1,227	1,298
Inventories	1,566	1,673
Refundable income taxes	16	16
Prepaid expenses	569	555
Total current assets	8,496	8,634

Property and equipment, net	18,787	19,439
Goodwill	1,383	1,383
Intangible assets, net	68	84
Debt issue costs	136	123
Other assets	66 1	80
Total assets	$28,936	$29,743

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,183	$1,911
Accrued expenses	1,766	1,848
Customer advances	4,533	4,582
Income tax accruals	22	30
Revolving line of credit	1,114	1,195
Fair value of interest rate swaps	—	31
Current portion of capital lease obligation	431	524
Current portion of long-term debt	744	1,855
Total current liabilities	10,793	11,976

Capital lease obligation, less current portion	397	623
Long-term debt, less current portion	6,198	6,477

Shareholders’ equity:
Preferred Shares:
Authorized 1,000,000 shares; none issued and outstanding	—	—
Common shares, no par value:
Authorized 19,000,000 shares; issued and outstanding 4,915,318 at March 31, 2011 and September 30, 2010	1,191	1,191
Additional paid-in capital	13,432	13,357
Accumulated deficit	(3,188)	(3,981)
Accumulated other comprehensive income	113	100
Total shareholders’ equity	11,548	10,667
Total liabilities and shareholders’ equity	$28,936	$29,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service revenue	$6,446	$5,247	$12,589	$10,058
Product revenue	1,977	1,688	3,924	3,254
Total revenue	8,423	6,935	16,513	13,312

Cost of service revenue	4,833	4,754	9,501	9,325
Cost of product revenue	793	696	1,499	1,306
Total cost of revenue	5,626	5,450	11,000	10,631

Gross profit	2,797	1,485	5,513	2,681
Operating expenses:
Selling	774	683	1,459	1,468
Research and development	111	138	223	310
General and administrative	1,262	1,944	2,643	3,431
Total operating expenses	2,147	2,765	4,325	5,209

Operating income (loss)	650	(1,281)	1,188	(2,528)

Interest expense	(168)	(275)	(403)	(516)
Other income	1	—	8	—

Income (loss) before income taxes	483	(1,556)	793	(3,044)

Income tax benefit	—	(344)	—	(344)

Net income (loss)	$483	$(1,212)	$793	$(2,700)

Basic net income (loss) per share	$0.10	$(0.25)	$0.16	$(0.55)
Diluted net income (loss) per share	$0.10	$(0.25)	$0.16	$(0.55)

Weighted common shares outstanding:
Basic	4,915	4,915	4,915	4,915
Diluted	5,080	4,915	5,025	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$793	$(2,700)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,049	1,207
Employee stock compensation expense	75	126
Provision for doubtful accounts	10	55
Liability incurred on settlement of lease	—	216
Gain on interest rate swaps	(31)	(31)
Gain on sale of property and equipment	(9)	—
Deferred income taxes	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(315)	1,371
Inventories	107	(65)
Refundable income taxes	—	31
Prepaid expenses and other assets	(27)	136
Accounts payable	272	(47)
Accrued expenses	(82)	(68)
Customer advances	(49)	989
Net cash provided by operating activities	1,785	1,220

Investing activities:
Capital expenditures	(352)	(56)
Net cash used by investing activities	(352)	(56)

Financing activities:
Payments of long-term debt	(1,390)	(260)
Payments on revolving line of credit	(15,155)	(14,408)
Borrowings on revolving line of credit	15,074	14,339
Proceeds from sale and leaseback	—	431
Payments on capital lease obligations	(319)	(378)
Net cash used by financing activities	(1,790)	(276)

Effect of exchange rate changes	7	(43)

Net increase (decrease) in cash and cash equivalents	(350)	845
Cash and cash equivalents at beginning of period	1,422	870
Cash and cash equivalents at end of period	$1,072	$1,715

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2010.  In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2011 and 2010 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2011. The results of operations for the three and six months ended March 31, 2011 are not necessarily indicative of the results for the year ending September 30, 2011.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  All options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.  The assumptions used are detailed in Note 8 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  Stock based compensation expense for the three and six months ended March 31, 2011 was $21 and $75 with no tax benefits.  Stock based compensation expense for the three and six months ended March 31, 2010 was $37 and $126 with no tax benefits.

A summary of our stock option activity for the six months ended March 31, 2011 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2010	705	$2.66	$1.82
Exercised	-	-	-
Granted	27	2.24	1.84
Terminated	(40)	2.71	1.83
Outstanding - March 31, 2011	692	$2.64	$1.82

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.  We compute diluted income (loss) per share using the weighted average number of common and potential common shares outstanding. Potential common shares include the dilutive effect of shares issuable upon exercise of options to purchase common shares.  Shares issuable upon exercise of options were excluded from the computation of income (loss) per share for the three and six months ended March 31, 2010, as they are anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$483	$(1,212)	$793	$(2,700)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Basic net income (loss) per share	$0.10	$(0.25)	$0.16	$(0.55)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$483	$(1,212)	$793	$(2,700)
Weighted average common shares outstanding	4,915	4,915	4,915	4,915
Dilutive stock options/shares	165	—	110	—
Diluted weighted average common shares outstanding	5,080	4,915	5,025	4,915

Diluted net income (loss) per share	$0.10	$(0.25)	$0.16	$(0.55)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2011	September 30, 2010

Raw materials	$1,382	$1,534
Work in progress	351	283
Finished goods	225	218
	$1,958	$2,035
Obsolescence reserve	(392)	(362)
	$1,566	$1,673

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue:
Service	$6,446	$5,247	$12,589	$10,058
Product	1,977	1,688	3,924	3,254
	$8,423	$6,935	$16,513	$13,312

Operating income (loss):
Service	$479	$(1,408)	$713	$(2,601)
Product	171	127	475	73
	$650	$(1,281)	$1,188	$(2,528)

6.	INCOME TAXES

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  At March 31, 2011 and September 30, 2010, we had a $30 liability for other uncertain income tax positions.

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

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance. Due to the utilization of operating loss carryforwards, we have a 0% effective tax rate for the three and six months ended March 31, 2011.

7.	DEBT

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,800.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,477. The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.   Another mortgage matured in February 2011 with an interest rate of 6.1%.

In addition to the mortgages, we also had a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at our West Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0 and total liabilities to tangible net worth ratio of no greater than 2.1 to 1.0.  At March 31, 2011 we were in compliance with these ratios and based on projections for fiscal 2011, we expect to be in compliance with our covenants throughout fiscal 2011.

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

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as of March 31, 2011, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At March 31, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

At March 31, 2011, we had available borrowings of $2,076 on this line, of which $1,114 was outstanding.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates.  Our long-term fixed rate debt was adjusted to market rate on June 30, 2010, which we believe approximates market rates for similar debt instruments at March 31, 2011.

9.	COMPREHENSIVE INCOME

Total comprehensive income is comprised of the total net income (loss) as well as the change in foreign currency translation. The table below presents comprehensive income (loss) for the three and six months ended March 31, 2011 and 2010, respectively.
	Three Months ended March 31,		Six Months ended March 31,
	2011	2010	2011	2010

Net income (loss) as reported	$483	$(1,212)	$793	$(2,700)
Foreign currency translation adjustments	29	(30)	13	(48)

Comprehensive income (loss)	$512	$(1,242)	$806	$(2,748)

10.	SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets.  We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform.  In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease.  In March of 2010, we reached a settlement with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor.  We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest.  We recorded the discounted liability of $216 in March, 2010, and recognized the related expense in general and administrative expenses.

11.	NEW ACCOUNTING PRONOUNCEMENTS

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

12.	SUBSEQUENT EVENTS

On May 11, 2011, we completed a public offering of 5,506 units at a price of $1,000 per unit. Each unit consists of one 6% Series A convertible preferred share which is convertible into 500 common shares at a conversion price of $2.00 per share, one Class A Warrant to purchase 250 common shares at an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common shares at an exercise price of $2.00 per share. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire five years after the date of issuance.  Class B Warrants are exercisable immediately and expire one year after the date of issuance. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses is approximately $4.7 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

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

Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based upon those assumptions also could be incorrect. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended March 31, 2011 and March 31, 2010, respectively, provided elsewhere in this report.

The following amounts are in thousands, unless otherwise indicated.

General

We provide contract drug development services and research equipment to many leading global pharmaceutical, medical research and biotechnology companies and institutions that advance the drug discovery and development process. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. Since our formation in 1974, our products and services have been utilized in the research of drugs to treat numerous therapeutic areas.

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

Our services and products are marketed globally to pharmaceutical, medical research and biotech companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our products are also marketed to academic and governmental institutions. Our services and products may have distinctly different clients (often separate divisions in a single large pharmaceutical company) and requirements. We believe that clients are facing increased pressure to outsource facets of their research and development activities.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first six months of fiscal 2011, we experienced an increased demand for our products and services as compared to the first six months of fiscal 2010. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2011, we plan to continue our focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first six months of fiscal 2011, we had new authorizations of $18.0 million, an increase of 9.5% over the same period in fiscal 2010. Gross margin and earnings increased in the first six months of the current fiscal year due to higher revenues of 24.0%, cost containment initiatives and savings in operating expenses of approximately 17%.  For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2011, see “Results of Operations” below.

As of March 31, 2011, we had $1,072 of cash and cash equivalents as compared to $1,422 of cash and cash equivalents at the end of fiscal 2010. In the first six months of fiscal 2011, we generated $1,785 in cash from operations. Our accounts receivable and unbilled revenues balances increased $315 from the prior fiscal year primarily due to higher sales in the current year. We plan to continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables. During fiscal 2011, we also paid down our long-term debt by $1,000.  We intend to continue to limit unnecessary spending and continue our freeze on wage rates until increases can be supported by continued improvement in operations.

We believe that the development of innovative new drugs is going through an evolution, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early development work on new compounds.  Many of these companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory capabilities to perform the various activities necessary to progress a drug candidate to the filing of an Investigative New Drug (“IND”) application with the FDA.

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with clients on regulatory strategy and compliance leading to their filings.  We have recently launched our Enhanced Drug Discovery services as part of this strategy, utilizing our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities.

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

At March 31, 2011, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $68.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $21 and $75 and $37 and $126 during the three and six months ended March 31, 2011 and 2010, respectively.

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

Income Taxes

As described in Note 6 to the condensed consolidated financial statements included in this report, we use the asset and liability method of accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

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

As of March 31, 2011 and September 30, 2010, we had a $30 liability for uncertain income tax positions.

We file income tax returns in the U.S., several U.S. states, and the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service revenue	76.5%	75.7%	76.2%	75.6%
Product revenue	23.5	24.3	23.8	24.4
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	75.0	90.6	75.5	92.7
Cost of product revenue (a)	40.1	41.2	38.2	40.2
Total cost of revenue	66.8	78.6	66.6	79.9

Gross profit	33.2	21.4	33.4	20.1

Total operating expenses	25.5	39.9	26.2	39.1

Operating income (loss)	7.7	(18.5)	7.2	(19.0)

Other expense	2.0	4.0	2.4	3.9

Income (loss) before income taxes	5.7	(22.5)	4.8	(22.9)

Income tax benefit	—	(5.0)	—	(2.6)

Net income (loss)	5.7%	(17.5)%	4.8%	(20.3)%

(a)	Percentage of service and product revenues, respectively.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Service and Product Revenues

Revenues for the second fiscal quarter ended March 31, 2011 increased 21.5% to $8,423 compared to $6,935 for the same period last year.

Our Service revenue increased 22.9% to $6,446 in the current quarter compared to $5,247 for the prior year period primarily as a result of higher toxicology and other laboratory services revenues.  Volumes of studies and number of samples to assay continue to increase though pricing still lags pre-recession levels.  An increase in proposal opportunities and in new orders accepted in the current fiscal year has led to an increase in our revenues in the current quarter. We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.
	Three Months Ended March 31,
	2011	2010	Change	%
Bioanalytical analysis	$3,498	$3,426	$72	2.1%
Toxicology	2,448	1,559	889	57.0%
Other laboratory services	500	262	238	90.8%

Sales in our Products segment increased 17.1% in the current quarter from $1,688 to $1,977 when compared to the same period in the prior year.  The majority of the increase stems from sales of our Culex automated in vivo sampling systems.   Though we continue to experience sluggish demand for higher priced capital assets, a few customers have begun to release capital funds for larger projects.  The following table shows more detail for our Product revenue.

	Three Months Ended March 31,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$1,177	$656	$521	79.4%
Analytical instruments	749	766	(17)	-2.2%
Other instruments	51	266	(215)	-80.8%

Cost of Revenues

Cost of revenues for our second fiscal quarter of 2011 was $5,626 or 66.8% of revenue, compared to $5,450, or 78.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 75.0% in the current quarter from 90.6% in the comparable period last year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter decreased to 40.1% from 41.2% in the comparable prior year period.   This decrease is mainly due to a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended March 31, 2011 increased 13.3% to $774 from $683 for the comparable period last year.  This increase was primarily driven by higher spending for marketing expenditures and consulting services as we implement our new sales and marketing strategy.

Research and development expenses for the second quarter of fiscal 2011 decreased 19.6% over the comparable period last year to $111 from $138.  The decrease was partially due to a decrease in salaries from the reduction in work force in January 2010 as well as reduced spending on temporary labor and operating supplies.

General and administrative expenses for the current quarter decreased 35.1% to $1,262 from $1,944 for the comparable prior year period.  A decline in salaries and hourly wages from the January 2010 reduction in force, a retirement payment accrual for our former CEO in the second quarter of fiscal 2010 and strict controls on other variable expenses contributed to the reduction in expenses in the current fiscal quarter.

Other Income (Expense)

Other expense for the second quarter of fiscal 2011 decreased to $167 from $275 for the same quarter of the prior year.The primary reasons for the decrease are costs incurred in fiscal 2010 for our new line of credit agreement as well as lower mortgage interest in fiscal 2011 as a result of the two $500 principal payments made in fiscal 2011.

Income Taxes

Our effective tax rate for the three months ended March 31, 2011 was 0.0% due to the utilization of operating loss carryforwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.  The benefit recognized in the second quarter of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.  No net benefits were provided on taxable losses in the prior fiscal year.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Service and Product Revenues

Revenues for the six months ended March 31, 2011 increased 24.0% to $16,513 compared to $13,312 for the same period last year.

Our Service revenue increased 25.2% to $12,589 in the first six months of fiscal 2011 compared to $10,058 for the prior year period primarily as a result of increases in bioanalytical analysis and toxicology revenues.  Increases from the same period in fiscal 2010 are mainly due to increases in new bookings and volumes of studies as well as number of samples to assay.  The following table shows more detail for our Service revenue.

	Six Months Ended March 31,
	2011	2010	Change	%
Bioanalytical analysis	$7,296	$6,054	$1,242	20.5%
Toxicology	4,401	3,122	1,279	41.0%
Other laboratory services	892	882	10	1.1%

Sales in our Products segment increased 20.6% in the first six months of fiscal 2011 from $3,254 to $3,924 when compared to the same period in the prior year.  The majority of the increase stems from sales of our Culex automated in vivo sampling system over the same period of the prior fiscal year for the reasons cited in the discussion of the current quarter. The following table shows more detail for our Product revenue.

	Six Months Ended March 31,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$2,266	$1,361	$905	66.5%
Analytical instruments	1,447	1,395	52	3.7%
Other instruments	211	498	(287)	-57.6%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2011 was $11,000 or 66.6% of revenue, compared to $10,631, or 79.9% of revenue for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 75.5% in the first six months of fiscal 2011 from 92.7% in the comparable period last year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the six months ending March 31, 2011 decreased to 38.2% from 40.2% in the comparable period in the prior year.   This decrease is mainly due to a change in the mix of products sold in fiscal 2011.

Operating Expenses

Selling expenses for the six months ended March 31, 2011 decreased 0.6% to $1,459 from $1,468 for the comparable period last year.

Research and development expenses for the first half of fiscal 2011 decreased 28.1% from the comparable period last year to $223 from $310. The decrease was partially due to a decrease in salaries from the reduction in work force in January 2010 as well as reduced spending on temporary labor and operating supplies as we completed a project funded by an NIH grant in fiscal 2010.

General and administrative expenses for the first six months of fiscal 2011 decreased 23.0% to $2,643 from $3,431 for the comparable period in the prior year.  The decrease is mainly due to the following:  1) severance expenses for former employees recorded in the first quarter of fiscal 2010 from the reduction in force, 2) a retirement payment accrual for our former CEO in the prior year; 3) lease settlement costs in fiscal 2010; and 4) company-wide efforts at cost controls.

Other Income (Expense)

Other expense for the first six months of fiscal 2011 decreased to $395 from $516 for the same period of the prior year.The primary reason for the decrease is lower mortgage interest in fiscal 2011 as a result of the two $500 principal payments made on our mortgages in fiscal 2011.

Income Taxes

Our effective tax rate for the six months ended March 31, 2011 was 0.0% due to the utilization of operating loss carryforwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.  The benefit in the first six months of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Since inception, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At March 31, 2011, we had cash and cash equivalents of $1,072, compared to $1,422 at September 30, 2010.

Net cash provided by operating activities was $1,785 for the six months ended March 31, 2011 compared to $1,220 for the six months ended March 31, 2010.  The increase in cash provided by operating activities in the current fiscal year mainly results from our operating income versus an operating loss in the prior fiscal year.  Other contributing factors to our cash from operations were $1,049 of depreciation and amortization and in increase in accounts payable of $272.  Included in operating activities for fiscal 2010 are non-cash charges of $1,207 for depreciation and amortization, net collections on accounts receivable of $1,371, an increase in customer advances of $989 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10%.

We anticipate that this impact on our cash flow from operations will continue through fiscal 2011.  We have seen increased order activity in the calendar year 2010 as well as the first three months of calendar 2011, which we expect will translate into earned revenues in future quarters of fiscal 2011.  Selling, general and administrative and other operating expenses declined approximately 17.0% in the first half of fiscal 2011 from the prior year period due to the reduction in work force in January 2010 and cost containment initiatives.  We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact the remainder of fiscal 2011 as well.

Investing activities used $352 in the first six months of fiscal 2011 due to capital expenditures as compared to $56 in the first six months of fiscal 2010. Our principal investment was a mandated waste-water treatment facility at one of our sites, with selected investments for laboratory equipment replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.  Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

Financing activities used $1,790 in the first six months of fiscal 2011 as compared to $276 used for the first six months of fiscal 2010. The main use of cash in the first half of fiscal 2011 was for long-term debt and capital lease payments of $1,709, including the $500 individual principal payments on one mortgage and one note payable, as well as net payments on our line of credit of $81.  In the first half of fiscal 2010, we had long-term debt and capital lease payments of $638, as well as net payments on our line of credit of $69.  Also in fiscal 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash.

Capital Resources

We have notes payable to Regions aggregating approximately $6,800 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC).  The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,477.  The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.  Another mortgage matured in February 2011 with an interest rate of 6.1%.

In addition to the mortgages, we also had a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at our West Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at the Company’s West Lafayette and Evansville, Indiana locations.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0 and total liabilities to tangible net worth ratio of no greater than 2.1 to 1.0.  At March 31, 2011 we were in compliance with these ratios and based on projections for fiscal 2011, we expect to be in compliance with our covenants throughout fiscal 2011.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), with EGC, which we use for working capital and other purposes, to replace a line of credit with PNC Bank that expired on January 15, 2010. The initial term of the Credit Agreement was set to expire on January 31, 2011.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as of March 31, 2011, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement (“Amendment”).  As part of the Amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At March 31, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2011 to finance working capital.  To conserve cash, we have continued a freeze on non-essential capital expenditures, limited unnecessary spending and continued a freeze on wage rates until increases can be supported by continued improvement in operations.  As of March 31, 2011, we had $2,076 of total borrowing capacity with the line of credit, of which $1,114 was outstanding, and $1,072 of cash on hand.

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

Equity Offering

On May 11, 2011, we completed a public offering of 5,506 units at a price of $1,000 per unit. Each unit consists of one 6% Series A convertible preferred share which is convertible into 500 common shares at a conversion price of $2.00 per share, one Class A Warrant to purchase 250 common shares at an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common shares at an exercise price of $2.00 per share. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire five years after the date of issuance.  Class B Warrants are exercisable immediately and expire one year after the date of issuance. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses is approximately $4.7 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

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

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2011.  There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

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

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended December 31, 1997).

	3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

(10)	10.1
Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.2	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 24, 2011 (filed herewith).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 12, 2011	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: May 12, 2011	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer