Form 10-Q
period 2011-06-30
BIOANALYTICAL SYSTEMS INC
filed 2011-08-15
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of August 9, 2011, 6,912,511 of the registrant's common shares were outstanding.

 TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1A	Risk Factors	25

Item 6	Exhibits	26

	Signatures	27

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,632	$1,422
Accounts receivable
Trade	3,712	3,670
Unbilled revenues and other	1,520	1,298
Inventories	1,647	1,673
Refundable income taxes	16	16
Prepaid expenses	652	555
Total current assets	12,179	8,634

Property and equipment, net	20,517	19,439
Goodwill	1,383	1,383
Intangible assets, net	61	84
Debt issue costs	106	123
Other assets	64	80

Total assets	$34,310	$29,743

Liabilities and shareholders’ equity
Current liabilities:

Accounts payable	$1,696	$1,911
Accrued expenses	1,752	1,848
Customer advances	4,432	4,582
Income tax accruals	22	30
Revolving line of credit	1,501	1,195
Fair value of interest rate swaps	—	31
Current portion of capital lease obligation	608	524
Current portion of long-term debt	750	1,855
Total current liabilities	10,761	11,976

Capital lease obligation, less current portion	1,286	623
Long-term debt, less current portion	6,010	6,477

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
2,135 Series A shares at $1,000 stated value issued and outstanding at June 30, 2011 and none at September 30, 2010	2,135	—
Common shares, no par value:
Authorized 19,000,000 shares; 6,912,511 issued and outstanding at June 30, 2011 and 4,915,318 at September 30, 2010	1,690	1,191
Additional paid-in capital	19,370	13,357
Accumulated deficit	(7,038)	(3,981)
Accumulated other comprehensive income	96	100
Total shareholders’ equity	16,253	10,667
Total liabilities and shareholders’ equity	$34,310	$29,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service revenue	$6,737	$6,034	$19,326	$16,092
Product revenue	1,741	2,030	5,665	5,284
Total revenue	8,478	8,064	24,991	21,376

Cost of service revenue	5,043	4,538	14,544	13,863
Cost of product revenue	690	855	2,189	2,161
Total cost of revenue	5,733	5,393	16,733	16,024

Gross profit	2,745	2,671	8,258	5,352
Operating expenses:
Selling	816	589	2,275	2,057
Research and development	127	124	350	434
General and administrative	1,321	1,400	3,964	4,830
Total operating expenses	2,264	2,113	6,589	7,321

Operating income (loss)	481	558	1,669	(1,969)

Interest expense	(70)	(270)	(473)	(786)
Other income	7	—	15	—
Income (loss) before income taxes	418	288	1,211	(2,755)

Income tax benefit	—	—	—	(344)

Net income (loss)	418	288	1,211	(2,411)

Less: Deemed dividend on Series A preferred shares	(3,277)	—	(3,277)	—

Less: Preferred stock dividends	(991)		(991)

Net income (loss) attributable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Basic net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)
Diluted net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

Weighted common shares outstanding:
Basic	5,911	4,915	5,247	4,915
Diluted	5,911	4,915	5,247	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$1,211	$(2,411)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,574	1,777
Employee stock compensation expense	123	174
Provision for doubtful accounts	11	50
Liability incurred on settlement of lease	—	216
Gain on interest rate swaps	(31)	(54)
Gain on sale of property and equipment	(9)	—
Deferred income taxes	(8)	—
Changes in operating assets and liabilities:
Accounts receivable	(275)	853
Inventories	26	133
Refundable income taxes	—	(4)
Prepaid expenses and other assets	(79)	128
Accounts payable	(599)	(179)
Accrued expenses	(96)	(249)
Customer advances	(150)	1,333
Net cash provided by operating activities	1,698	1,767

Investing activities:
Capital expenditures	(635)	(215)
Net cash used by investing activities	(635)	(215)

Financing activities:
Net proceeds from registered direct offering	4,639	—
Payments of long-term debt	(1,572)	(398)
Payments on revolving line of credit	(23,293)	(21,818)
Borrowings on revolving line of credit	23,598	21,399
Proceeds from sale and leaseback	—	431
Payments on capital lease obligations	(1,218)	(554)
Net cash provided (used) by financing activities	2,154	(940)

Effect of exchange rate changes	(7)	17

Net increase in cash and cash equivalents	3,210	629
Cash and cash equivalents at beginning of period	1,422	870
Cash and cash equivalents at end of period	$4,632	$1,499

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends accrued, but not paid	$991	$—
Preferred stock dividends paid in common shares	$(607)	$—
Equipment financed under capital leases	$1,966	$—

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2010.  In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2011 and 2010 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2011. The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results for the year ending September 30, 2011.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders.  The Plan is described more fully in Note 8 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  All options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant.  We expense the estimated fair value of stock options over the vesting periods of the grants.  We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.  The assumptions used are detailed in Note 8 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2010.  Stock based compensation expense for the three and nine months ended June 30, 2011 was $48 and $123, respectively, with no tax benefits.  Stock based compensation expense for the three and nine months ended June 30, 2010 was $47 and $174, respectively, with no tax benefits.

A summary of our stock option activity for the nine months ended June 30, 2011 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2010	705	$2.66	$1.82
Exercised	-	-	-
Granted	27	2.24	1.84
Terminated	(42)	2.68	1.82
Outstanding - June 30, 2011	690	2.64	1.82

3.	SALE OF PREFERRED SHARES AND WARRANTS

On May 11, 2011, we completed a registered public offering of 5,506 units at a price of $1,000 per unit.  Each unit consisted of one 6% Series A convertible preferred share which is convertible into 500 common shares, one Class A Warrant to purchase 250 common shares at an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common shares at an exercise price of $2.00 per share.

The designation, rights, preferences and other terms and provisions of the Series A preferred shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination of cash and common shares, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire in May 2016. Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

The Series A preferred shares are entitled to participate in any dividends declared and paid on our common shares on an as-converted basis, and the holders of the preferred shares are not entitled to vote together with common shareholders unless converted to common shares. The Series A preferred shares are considered to be an equity instrument. The warrants have been accounted for as equity and valued using the Black Scholes pricing model. The weighted-average assumptions used to compute the fair value of the warrants at the time of issuance were as follows:

	Warrant A	Warrant B

Risk-free interest rate	1.87%	0.18%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	106.91%	116.01%
Expected life of the options (years)	5.0	1.0

Fair value per share	$1.433	$0.779

The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86.  Adding in the total possible dividend for the preferred shares of 18% over three years, or $991, the total fair value of the preferred shares was calculated as $6.112 million.  We then allocated the total value of the offering of $5.506 million based on the fair values for the preferred shares and warrants described above.

We have also recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $1.446 million. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately charged through accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $3.277 million. This will be the only deemed distribution recorded for the Series A preferred shares included in this offering.  Further, because the preferred dividends are payable on the day of closing on May 11, 2011, we recognized the full value, $991, as a liability included in accounts payable and charged immediately through accumulated deficit.  There will be no other dividends recorded for the Series A preferred shares included in this offering.

As of June 30, 2011, 3,371 preferred shares have been converted into 1,997,193 common shares.  No warrants have been exercised as of June 30, 2011.  At June 30, 2011, 2,135 preferred shares and 2,753,000 warrants remained outstanding.  Also at June 30, 2011, $384 of the $991 in preferred dividends remains accrued in accounts payable for future preferred dividends.  The table below details the changes in shareholders’ equity due to this registered public offering.  Amounts in the table are not in thousands.

					Accumulated
					other	Total
	Preferred	Common	Additional paid-	Accumulated	comprehensive	shareholders'
	shares	shares	in capital	deficit	income	equity

Balance at September 30, 2010	$-	$1,190,572	$13,357,782	$(3,981,220)	$99,542	$10,666,676

Comprehensive Income:
Net income	-	-	-	1,211,290	-	1,211,290
Foreign Currency translation adjustments	-	-	-	-	(3,659)	(3,659)
Total Comprehensive Income						1,207,631

Stock based compensation expense	-	-	123,353	-	-	123,353

Issuance of preferred shares, net of issuance costs of $866,855	5,506,000	-	(866,855)	-	-	4,639,145

Fair value attributed to warrants	(1,831,182)	-	1,831,182	-	-	-

Preferred stock - beneficial conversion feature	(1,445,762)	-	1,445,762	-	-	-

Preferred stock - deemed dividend	3,276,944	-	-	(3,276,944)	-	-

Preferred stock dividend	-	-	-	(991,080)	-	(991,080)

Conversion of preferred shares to common shares	(3,371,000)	499,298	3,478,482	-	-	606,780

Balance at June 30, 2011	$2,135,000	$1,689,870	$19,369,706	$(7,037,954)	$95,883	$16,252,505

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The net income (loss) applicable to common shareholders for fiscal 2011 is the net of the net income (loss) for the period less the deemed dividend for the Series A preferred shares from the May 2011 registered direct offering described in Note 3 and less the dividends earned on the outstanding Series A preferred shares.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with same offering in May 2011, and shares issuable upon exercise of options.  We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants.  Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2011 and for the nine months ended June 30, 2010 because they were antidilutive.    Warrants for 2,753,000 common shares and preferred shares for 2,753,000 common shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2011 because they were antidilutive.   For the three months ended June 30, 2010, shares issuable upon exercise of options were immaterial to the computation of net income (loss) per share.

(Rest of page intentionally left blank)

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:

Net income (loss)	$418	$288	$1,211	$(2,411)
Less: Deemed dividend for Series A Preferred Shares	(3,277)	—	(3,277)	—
Less: Preferred dividend	(991)	—	(991)	—

Net income (loss) applicable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Weighted average common shares outstanding	5,911	4,915	5,247	4,915

Basic net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

Diluted net income (loss) per share:

Net income (loss) applicable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Weighted average common shares outstanding	5,911	4,915	5,247	4,915

Diluted net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2011	September 30, 2010

Raw materials	$1,437	$1,534
Work in progress	317	283
Finished goods	285	218
	2,039	2,035
Obsolescence reserve	(392)	(362)
	$1,647	$1,673

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Service	$6,737	$6,034	$19,326	$16,092
Product	1,741	2,030	5,665	5,284
	$8,478	$8,064	$24,991	$21,376

Operating income (loss):
Service	$376	$227	$1,088	$(2,320)
Product	105	331	581	351
	$481	$558	$1,669	$(1,969)

7.	INCOME TAXES

We use the asset and liability method of accounting for income taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  At June 30, 2011 and September 30, 2010, we had a $30 liability for other uncertain income tax positions.

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

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.  Due to the utilization of operating loss carry forwards, we have a 0% effective tax rate for the three and nine months ended June 30, 2011.

8.	DEBT

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,600.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,362.  The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.  Another mortgage matured in February 2011 with an interest rate of 6.1%.

In addition to the mortgages, we also had a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at our West Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.  At June 30, 2011, the note payable had a balance of $1,286.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0 and total liabilities to tangible net worth ratio of no greater than 2.1 to 1.0.  At June 30, 2011, we were in compliance with these ratios.

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

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as of June 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At June 30, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

At June 30, 2011, we had available borrowing capacity of $2,346 on this line, of which $1,501 was outstanding.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates.  Our long-term fixed rate debt was adjusted to market rate on June 30, 2010, which we believe approximates market rates for similar debt instruments at June 30, 2011 based on our analysis of debt instruments with similar terms and conditions.

10.	COMPREHENSIVE INCOME

Total comprehensive income is comprised of the total net income (loss) as well as the change in foreign currency translation. The table below presents comprehensive income (loss) for the three and nine months ended June 30, 2011 and 2010, respectively.

	Three Months ended June 30,		Nine Months ended June 30,
	2011	2010	2011	2010

Net income (loss) as reported	$418	$288	$1,211	$(2,411)
Foreign currency translation adjustments	(17)	33	(4)	(16)

Comprehensive income (loss)	$401	$321	$1,207	$(2,427)

11.	SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008, as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets.  We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform.  In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease.  In March of 2010, we reached a settlement with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor.  We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest.  We recorded the discounted liability of $216 in March 2010, and recognized the related expense in general and administrative expenses.

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

Although  we  believe  that  the assumptions  on  which  the  forward-looking  statements  contained  herein are based are reasonable,  any  of  those  assumptions  could prove to be different from events as they actually occur, and as a result, the forward-looking statements based upon those assumptions also could be different from actual results.  In light of the uncertainties inherent in any forward-looking statement,  the  inclusion  of  a forward-looking statement herein should not be regarded  as  a  representation  by  us  that our plans and objectives  will  be  achieved.  We do not undertake any obligation to update any forward-looking statement.  The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended June 30, 2011 and June 30, 2010, respectively, provided elsewhere in this report.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, also provide challenges in selling, as they frequently have only one product in development, which causes CRO's to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first nine months of fiscal 2011, we experienced an increased demand for our products and services as compared to the first nine months of fiscal 2010. We believe in the fundamentals of the market and that it will continue to slowly rebound in future periods. For the remainder of fiscal 2011, we plan to continue our focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first nine months of fiscal 2011, we had an increase in the number of new authorizations of approximately 16% over the same period in fiscal 2010. Gross margin and earnings increased in the first nine months of the current fiscal year due to higher revenues of approximately 17%, cost containment initiatives and savings in operating expenses of approximately 10%.  For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2011, see “Results of Operations” below.

As of June 30, 2011, we had $4,632 of cash and cash equivalents as compared to $1,422 of cash and cash equivalents at the end of fiscal 2010. In the first nine months of fiscal 2011, we generated $1,698 in cash from operations. Our accounts receivable and unbilled revenues balances increased $275 from the prior fiscal year primarily due to higher sales in the current year. We continue to monitor accounts receivable and the various factors that affect it, including contract terms, the mix of contracts performed and our success in collecting receivables. During fiscal 2011, we also paid down our long-term debt by an additional $1,000 and accounts payable by $599.  Likewise in the current fiscal year, we successfully closed our registered public equity offering, which netted cash of $4.6 million.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with clients on regulatory strategy and compliance leading to their FDA filings.  We have recently launched our Enhanced Drug Discovery services as part of this strategy, utilizing our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities.  As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage.  We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and progressive relationship management.

Net Income (loss) attributable to common shareholders and net income (loss) per share:

Net income (loss) attributable to common shareholders was $(3,850) and $288 for the three months ended June 30, 2011 and 2010, respectively, and $(3,057) and $(2,411) for the nine months ended June 30, 2011 and 2010 respectively.  The   diluted net loss per share was $0.65 for the three months ended June 30, 2011 compared to diluted net income per share in the three months ended June 30, 2010 of $0.06. Diluted net loss per share was $0.58 and $0.49 for the nine months ended June 30, 2011 and 2010 respectively.   The net loss available to common shareholders and  diluted net loss per share in the three and nine months ended June 30, 2011 was impacted by a deemed dividend on the Series A preferred shares issued on May 11, 2011 of $3,277 as described in Note 3 to the condensed consolidated financial statements .   The income (loss) available to common shareholders would have been $(573) and $220 for the three and nine months ended  June 30, 2011, respectively, exclusive of the deemed dividend.   The diluted net income per share exclusive of the deemed dividend was $0.06 and $0.22 for the nine months ended June 30, 2011 and 2010 respectively.  We consider the income available to common shareholders and basic and diluted earnings per share exclusive of the deemed dividend to be a useful measure in comparing operating results of the Company because the deemed dividend is considered a nonrecurring item. The diluted weighted average common shares outstanding include the dilutive effects of the Series A preferred shares, warrants and stock options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants.  The following table reconciles GAAP net income (loss) per share to the net income (loss) per share exclusive of the deemed dividend.

The following table reconciles GAAP net income (loss) per share to the adjusted net income (loss) per share.

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011

GAAP basic net income (loss):

Net income	$418	$1,211
Less: Deemed dividend for Series A preferred shares	(3,277)	(3,277)
Less: Preferred dividends	(991)	(991)
GAAP net loss applicable to common shareholders	$(3,850)	$(3,057)

Basic net income (loss) per share, exclusive of the deemed dividend:

GAAP net loss applicable to common shareholders	$(3,850)	$(3,057)
Plus: Deemed dividend for Series A preferred shares	3,277	3,277
Net income (loss) applicable to common shareholders	$(573)	$220

GAAP weighted average common shares outstanding	5,911	5,247

Basic net income (loss) per share, exclusive of the deemed dividend	$(0.10)	$0.04

Diluted net income per share, exclusive of the deemed dividend:
Net income (loss) applicable to common shareholders, exclusive of deemed dividend	$(573)	$220
Plus: Preferred dividend	991	991
	$418	$1,211

GAAP diluted weighted average common shares outstanding	5,911	5,247
Plus: Incremental shares from assumed conversions
Series A preferred shares	841	280
Warrants	124	—
Stock options	92	90
Adjusted diluted weighted average common shares outstanding	6,968	5,617

Diluted net income per share, exclusive of the deemed dividend	$0.06	$0.22

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill are Vetronics, Oregon and Evansville, Indiana, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.  The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2010.  There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At June 30, 2011, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $61.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $48 and $123 and $47 and $174 during the three and nine months ended June 30, 2011 and 2010, respectively.

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

Employee stock-based compensation expense recognized in the first nine months of fiscal 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2011 and future periods.

Income Taxes

As described in Note 7 to the condensed consolidated financial statements included in this report, we use the asset and liability method of accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial reporting amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record valuation allowances based on a determination of the expected realization of tax assets.

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

 We record interest and penalties related to income tax matters as a component of income tax expense.  Over the next twelve months, we do not expect the total amount of unrecognized tax benefits to change significantly.  Interest and penalties are included in the reserve.

As of June 30, 2011 and September 30, 2010, we had a $30 liability for uncertain income tax positions.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service revenue	79.5%	74.8%	77.3%	75.3%
Product revenue	20.5	25.2	22.7	24.7
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	74.9	75.2	75.3	86.1
Cost of product revenue (a)	39.6	42.1	38.6	40.9
Total cost of revenue	67.6	66.9	67.0	75.0

Gross profit	32.4	33.1	33.0	25.0

Total operating expenses	26.7	26.2	26.4	34.2

Operating income (loss)	5.7	6.9	6.6	(9.2)

Other expense	0.7	3.3	1.8	3.7

Income (loss) before income taxes	5.0	3.6	4.8	(12.9)

Income tax benefit	—	—	—	(1.6)

Net income (loss)	5.0%	3.6%	4.8%	(11.3)%

(a)	Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Service and Product Revenues

Revenues for the third fiscal quarter ended June 30, 2011 increased 5.1% to $8,478 compared to $8,064 for the same period last year.

Our Service revenue increased 11.7% to $6,737 in the current quarter compared to $6,034 for the prior year period primarily as a result of higher toxicology and other laboratory services revenues.  Volumes of studies and number of samples to assay continue to increase though pricing still lags pre-recession levels.  An increase in proposal opportunities and in new orders accepted in the current fiscal year, especially in our pharmaceutical analysis group, has led to an increase in our revenues in the current quarter. We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.

	Three Months Ended
	June 30,
	2011	2010	Change	%
Bioanalytical analysis	$3,387	$3,635	$(248)	-6.8%
Toxicology	2,785	2,168	617	28.5%
Other laboratory services	565	231	334	144.6%

Sales in our Products segment decreased 14.2% in the current quarter from $2,030 to $1,741 when compared to the same period in the prior year. The majority of the decrease stems from delayed sales of our Culex automated in vivo sampling systems.  Through the first half of our current fiscal year, customers began to release capital funds for larger projects, such as the Culex automated in vivo sampling systems.  However, in the current quarter, some large orders were delayed into future quarters. The following table shows more detail for our Product revenue.

	Three Months Ended June 30,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$734	$1,129	$(395)	-35.0%
Analytical instruments	849	826	23	2.8%
Other instruments	158	75	83	110.7%

Cost of Revenues

Cost of revenues for our third fiscal quarter of 2011 was $5,733 or 67.6% of revenue, compared to $5,393, or 66.9% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 74.9% in the current quarter from 75.2% in the comparable period last year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter decreased to 39.6% from 42.1% in the comparable prior year period.   This decrease is mainly due to the decline in revenues as well as a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended June 30, 2011 increased 38.5% to $816 from $589 for the comparable period last year.  This increase was primarily driven by an increase in salaries and higher spending for marketing expenditures and consulting services as we implement our new sales and marketing strategy.

Research and development expenses for the third quarter of fiscal 2011 increased 2.4% over the comparable period last year to $127 from $124.

General and administrative expenses for the current quarter decreased 5.6% to $1,321 from $1,400 for the comparable prior year period.  Strict controls on variable spending contributed to the reduction in expenses in the current fiscal quarter.

Other Income (Expense)

Other expense for the third quarter of fiscal 2011 decreased to $63 from $270 for the same quarter of the prior year. The primary reasons for the decrease are costs incurred in fiscal 2010 for our new line of credit agreement, lower mortgage interest in fiscal 2011 as a result of the two separate $500 principal payments made in fiscal 2011, as well as lower lease interest resulting from maturing leases.

Income Taxes

Our effective tax rate for the three months ended June 30, 2011 and 2010 was 0.0% due to the utilization of operating loss carry forwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Service and Product Revenues

Revenues for the nine months ended June 30, 2011 increased 16.9% to $24,991 compared to $21,376 for the same period last year.

Our Service revenue increased 20.1% to $19,326 in the first nine months of fiscal 2011 compared to $16,092 for the prior year period primarily as a result of increases in each of the revenue groups of bioanalytical analysis, toxicology, and other laboratory services.  Increases in these groups from the same period in fiscal 2010 are mainly due to increases in new bookings and volumes of studies as well as number of samples to assay.  We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.

	Nine Months Ended June 30,
	2011	2010	Change	%
Bioanalytical analysis	$10,683	$9,626	$1,057	11.0%
Toxicology	7,186	5,291	1,895	35.8%
Other laboratory services	1,457	1,175	282	24.0%

Sales in our Products segment increased 7.2% in the first nine months of fiscal 2011 from $5,284 to $5,665 when compared to the same period in the prior year.  The majority of the increase stems from sales of our Culex automated in vivo sampling system over the same period of the prior fiscal year as customers began to release capital funds for larger projects.  The following table shows more detail for our Product revenue.

	Nine Months Ended June 30,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$3,002	$2,482	$520	21.0%
Analytical instruments	2,297	2,211	86	3.9%
Other instruments	366	591	(225)	-38.1%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2011 was $16,733 or 67.0% of revenue, compared to $16,024, or 75.0% of revenue for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 75.3% in the first nine months of fiscal 2011 from 86.1% in the comparable period last year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2011 decreased to 38.6% from 40.9% in the comparable period in the prior year.   This decrease is mainly due to a change in the mix of products sold in fiscal 2011.

Operating Expenses

Selling expenses for the nine months ended June 30, 2011 increased 10.6% to $2,275 from $2,057 for the comparable period last year. This increase was primarily driven by an increase in salaries and higher spending for advertising and marketing expenditures as we implement our new sales and marketing strategy.

Research and development expenses for the first nine months of fiscal 2011 decreased 19.4% from the comparable period last year to $350 from $434. The decrease was partially due to reduced spending on temporary labor and operating supplies as we completed a project funded by an NIH grant in fiscal 2010.

General and administrative expenses for the first nine months of fiscal 2011 decreased 17.9% to $3,964 from $4,830 for the comparable period in the prior year.  The decrease is mainly due to the following:  1) severance expenses for former employees recorded in the first quarter of fiscal 2010 from the reduction in force, 2) a retirement payment accrual for our former CEO in the prior year; 3) lease settlement costs in fiscal 2010; and 4) company-wide efforts at cost controls.

Other Income (Expense)

Other expense for the first nine months of fiscal 2011 decreased to $458 from $786 for the same period of the prior year.  The primary reason for the decrease is lower mortgage interest in fiscal 2011 as a result of the two separate $500 principal payments made on our mortgages in fiscal 2011 as well as lower lease interest resulting from maturing leases.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2011 was 0.0% due to the utilization of operating loss carry forwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.  The benefit in the first nine months of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Prior to our equity offering in the current year, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2011, we had cash and cash equivalents of $4,632, compared to $1,422 at September 30, 2010.

Net cash provided by operating activities was $1,698 for the nine months ended June 30, 2011 compared to $1,767 for the nine months ended June 30, 2010. The decrease in cash provided by operating activities in the current fiscal year mainly results from a decrease in customer advances from the prior fiscal year.  Other contributing factors to our cash from operations were $1,574 of depreciation and amortization and stock option expense of $123.  Included in operating activities for fiscal 2010 are non-cash charges of $1,777 for depreciation and amortization, net collections on accounts receivable of $853, an increase in customer advances of $1,333 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10%.

We anticipate that this impact on our cash flow from operations will continue through fiscal 2011.  We have seen increased order activity in the calendar year 2010 as well as the first six months of calendar 2011, which we expect will translate into earned revenues in the fourth quarter of fiscal 2011 and into fiscal 2012.  Operating expenses declined approximately 10.0% in the first nine months of fiscal 2011 from the prior year period due to the reduction in work force in January 2010 and cost containment initiatives.  We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact the remainder of fiscal 2011 as well.

Investing activities used $635 in the first nine months of fiscal 2011 due to capital expenditures as compared to $215 in the first nine months of fiscal 2010. Our principal investments were a mandated waste-water treatment facility and building renovations for expanded animal capacity at one of our sites, with selected investments for laboratory equipment replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.  Additionally, we may consider strategic acquisition opportunities.

Financing activities provided $2,154 in the first nine months of fiscal 2011 as compared to $940 used for the first nine months of fiscal 2010.  The main source of cash in fiscal 2011 was the completion of our May 2011 equity offering, which netted $4,639, as well as net borrowings on our line of credit of $305, offset slightly by long-term debt and capital lease payments of $2,790, including the two $500 individual principal payments on one mortgage and one note payable.  In fiscal 2010, we had long-term debt and capital lease payments of $952, as well as net payments on our line of credit of $419.  Also in fiscal 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash.

Capital Resources

We have notes payable to Regions aggregating approximately $6,600 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (“EGC”).  The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,362.  The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.  Another mortgage with an interest rate of 6.1% matured in February 2011.

In addition to the mortgages, we also had a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at our West Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012.  The replacement note payable bears interest at a per annum rate equal to 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.  The replacement note payable is secured by real estate at the Company’s West Lafayette and Evansville, Indiana locations. At June 30, 2011, the note payable had a balance of $1,286.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0 and total liabilities to tangible net worth ratio of no greater than 2.1 to 1.0.  At June 30, 2011 we were in compliance with these ratios.

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

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as of June 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement (“Amendment”).  As part of the Amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.  At June 30, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility in fiscal 2011 to finance working capital.  To conserve cash, we have continued a freeze on non-essential capital expenditures and limited unnecessary spending.  As of June 30, 2011, we had $2,346 of total borrowing capacity with the line of credit, of which $1,501 was outstanding, and $4,632 of cash on hand.

For the remaining three months in fiscal 2011, we expect to see slow but continued improvement in the volume of new bookings, but little improvement in pricing.  We also expect improved gross profit margins due to cost controls implemented.  Based on our expected increase in revenue, the availability on our line of credit, the impact of the cost reductions implemented and our successful equity offering in May 2011, we project that we will have the liquidity required to meet our fiscal 2011 operations and debt obligations.   Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time.  If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

Equity Offering (amounts in this section not in thousands)

On May 11, 2011, we completed a registered public offering of 5,506 units at a price of $1,000 per unit.  Each unit consists of one 6% Series A convertible preferred share which is convertible into 500 common shares at a conversion price of $2.00 per share, one Class A Warrant to purchase 250 common shares at an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common shares at an exercise price of $2.00 per share.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation.  Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis.  If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire in May 2016.  Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses are $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

As of June 30, 2011, 3,371 preferred shares have been converted into 1,997,193 common shares, including the make-whole payments.  At June 30, 2011, 2,135 preferred shares remain outstanding.  No warrants have been exercised as of June 30, 2011.

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2011 due to the material weakness identified below. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2011, we sold units of convertible preferred shares and warrants in a public offering which raised new capital for the Company.  The accounting for this transaction requires that we compute relative fair values for the components of the units, allocate the proceeds to the different equities, and then record a “deemed dividend” of the amount by which the allocated preferred share value is less than its market value (computed as the market value of the common stock into which it is convertible).  In our initial computation, we did not correctly compute the relative values of components, which resulted in an error in our deemed dividend, which could have resulted in a misstatement of loss per common share, and is therefore a material weakness in internal control.

As a corrective action, on future unusual and non-recurring transactions, we intend to seek the counsel of other experts in accounting before discussions with our auditors.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (filed herewith).

	3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1
Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.2	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 15, 2011	By:	/s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (filed herewith).

	3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1
Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.2	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).
	31.2	Certification of Michael R. Cox (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).