Form 10-Q/A
period 2011-06-30
BIOANALYTICAL SYSTEMS INC
filed 2011-08-22
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549

FORM 10-Q/A
(Amendment No.1)

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

As of August 9, 2011, 6,912,511of the registrant's common shares were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011 (the "Original Filing").

We are filing this Amendment to correct the cover page, which did not have a box check marked to indicate that we had submitted electronically and posted on our corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months, and to clarify that the numerical information in Footnote 3 to the condensed consolidated financial statements included in Part 1, Item 1 of the report is not in thousands.  Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing. In addition, this Amendment No. 1 does not reflect any subsequent events occurring after August 15, 2011, the original filing date of our Form 10-Q.

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	3
	Condensed Consolidated Statements of Operations for theThree and Nine Months Ended June 30, 2011 and 2010	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1A	Risk Factors	25
Item 6	Exhibits	26
	Signatures	27

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,632	$1,422
Accounts receivable
Trade	3,712	3,670
Unbilled revenues and other	1,520	1,298
Inventories	1,647	1,673
Refundable income taxes	16	16
Prepaid expenses	652	555
Total current assets	12,179	8,634

Property and equipment, net	20,517	19,439
Goodwill	1,383	1,383
Intangible assets, net	61	84
Debt issue costs	106	123
Other assets	64	80

Total assets	$34,310	$29,743

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,696	$1,911
Accrued expenses	1,752	1,848
Customer advances	4,432	4,582
Income tax accruals	22	30
Revolving line of credit	1,501	1,195
Fair value of interest rate swaps	—	31
Current portion of capital lease obligation	608	524
Current portion of long-term debt	750	1,855
Total current liabilities	10,761	11,976

Capital lease obligation, less current portion	1,286	623
Long-term debt, less current portion	6,010	6,477

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
2,135 Series A shares at $1,000 stated value issued and outstanding at June 30, 2011 and none at September 30, 2010	2,135	—
Common shares, no par value:
Authorized 19,000,000 shares; 6,912,511 issued and outstanding at June 30, 2011and 4,915,318 at September 30, 2010	1,690	1,191
Additional paid-in capital	19,370	13,357
Accumulated deficit	(7,038)	(3,981)
Accumulated other comprehensive income	96	100

Total shareholders’ equity	16,253	10,667

Total liabilities and shareholders’ equity	$34,310	$29,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service revenue	$6,737	$6,034	$19,326	$16,092
Product revenue	1,741	2,030	5,665	5,284
Total revenue	8,478	8,064	24,991	21,376

Cost of service revenue	5,043	4,538	14,544	13,863
Cost of product revenue	690	855	2,189	2,161
Total cost of revenue	5,733	5,393	16,733	16,024

Gross profit	2,745	2,671	8,258	5,352
Operating expenses:
Selling	816	589	2,275	2,057
Research and development	127	124	350	434
General and administrative	1,321	1,400	3,964	4,830
Total operating expenses	2,264	2,113	6,589	7,321

Operating income (loss)	481	558	1,669	(1,969)

Interest expense	(70)	(270)	(473)	(786)
Other income	7	—	15	—
Income (loss) before income taxes	418	288	1,211	(2,755)

Income tax benefit	—	—	—	(344)

Net income (loss)	418	288	1,211	(2,411)

Less: Deemed dividend on Series A preferred shares	(3,277)	—	(3,277)	—

Less: Preferred stock dividends	(991)	—	(991)	—

Net income (loss) attributable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Basic net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)
Diluted net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

Weighted common shares outstanding:
Basic	5,911	4,915	5,247	4,915
Diluted	5,911	4,915	5,247	4,915

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NineMonths Ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$1,211	$(2,411)
Adjustments to reconcile net income(loss)to net cash provided by operating activities:
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

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciencesresearch, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensedconsolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2010.  In the opinion of management, the condensed consolidated financial statements for the three and ninemonths ended June 30, 2011 and 2010 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2011. The results of operations for the three and ninemonths ended June 30, 2011 are not necessarily indicative of the results for the year ending September 30, 2011.

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

A summary of our stock option activity for the ninemonths ended June 30, 2011 is as follows(in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2010	705	$2.66	$1.82
Exercised	-	-	-
Granted	27	2.24	1.84
Terminated	(42)	2.68	1.82
Outstanding - June 30, 2011	690	2.64	1.82

3.	SALE OF PREFERRED SHARES AND WARRANTS

On May 11, 2011, we completed a registered public offering of 5,506 units at a price of $1,000 per unit.Each unit consisted of one 6% Series A convertible preferred share which is convertible into 500 common shares, one Class A Warrant to purchase 250 common sharesat an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common sharesat an exercise price of $2.00 per share.

The designation, rights, preferences and other terms and provisions of the Series A preferred shares are set forth in the Certificate of Designation.Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis.If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination of cash and common shares, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire in May 2016.Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

The Series A preferred shares are entitled to participate in any dividends declared and paid on our common shares on an as-converted basis, and the holders of the preferred shares are not entitled to vote together with common shareholders unless converted to common shares. The Series A preferred shares are considered to be an equity instrument. The warrants have been accounted for as equityand valued using the Black Scholes pricing model. The weighted-average assumptions used to computethe fair value of the warrants at the time of issuance were as follows:

	Warrant A	Warrant B

Risk-free interest rate	1.87%	0.18%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	106.91%	116.01%
Expected life of the options (years)	5.0	1.0

Fair value per share	$1.433	$0.779

The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86.  Adding in the total possible dividend for the preferred shares of 18% over three years, or $991,080, the total fair value of the preferred shares was calculated as $6.112 million.  We then allocated the total value of the offering of $5.506 million based on the fair values for the preferred shares and warrants described above.

We havealso recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $1.446 million. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately chargedthrough accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $3.277 million.This will be the only deemed distribution recorded for the Series A preferred shares included in this offering.  Further, because the preferred dividends are payable on the day of closing on May 11, 2011, we recognized the full value, $991,080, as a liability included in accounts payable and charged immediately through accumulated deficit.  There will be no other dividends recorded for the Series A preferred shares included in this offering.

As of June 30, 2011, 3,371 preferred shares have been converted into 1,997,193 common shares.  No warrants have been exercised as of June 30, 2011.  At June 30, 2011, 2,135 preferred shares and 2,753,000 warrants remained outstanding.  Also at June 30, 2011, $384,300 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends.  The table below details the changes in shareholders’ equity due to this registered public offering.  Amounts in the table are not in thousands.

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

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with same offering in May 2011, and shares issuable upon exercise of options.We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants.Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2011 and for the nine months ended June 30, 2010 because they were antidilutive.    Warrants for 2,753,000 common shares and preferred shares for 2,753,000 common shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2011 because they were antidilutive.   For the three months ended June 30, 2010, shares issuable upon exercise of options were immaterial to the computation of net income (loss) per share.

 (Rest of page intentionally left blank)

The following table reconciles our computation of basic income(loss) per share to diluted income(loss)per share:

	Three Months EndedJune 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Basic net income (loss) per share:

Net income (loss)	$418	$288	$1,211	$(2,411)
Less: Deemed dividend for Series A Preferred Shares	(3,277)	—	(3,277)	—
Less: Preferred dividend	(991)	—	(991)	—

Net income (loss) applicable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Weighted average common shares outstanding	5,911	4,915	5,247	4,915

Basic net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

Diluted net income (loss) per share:

Net income (loss) applicable to common shareholders	$(3,850)	$288	$(3,057)	$(2,411)

Weighted average common shares outstanding	5,911	4,915	5,247	4,915

Diluted net income (loss) per share	$(0.65)	$0.06	$(0.58)	$(0.49)

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2011	September 30, 2010

Rawmaterials	$1,437	$1,534
Work in progress	317	283
Finished goods	285	218
	2,039	2,035
Obsolescence reserve	(392)	(362)
	$1,647	$1,673

6.	SEGMENT INFORMATION

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. We measure the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position.  At June 30, 2011 and September 30, 2010, we hada $30 liability for other uncertain income tax positions.

 We record interest and penalties related to income tax matters as a component of income tax expense.Over the next twelve months we do not expect the total amount of unrecognized tax benefits to change significantly.  Interest and penalties are included in the reserve.

We file income tax returns in the U.S., several U.S. States, and the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

We have an accumulated net deficit in our UK subsidiary.Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the US deferred income tax balance.  Due to the utilization of operating loss carryforwards, we have a 0% effective tax rate for the three and nine months ended June 30, 2011.

8.	DEBT

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,600.

Regions notes payable currently includetwo outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,362.  The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.  Another mortgage matured in February 2011 with an interest rate of 6.1%.

In addition to the mortgages, we also had a note payable with Regions, which matured on December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at our West Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendmentson two loans with Regions.  Regions agreed to accept a $500 principal payment on thenote payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012.The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.At June 30, 2011, the note payable had a balance of $1,286.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0and total liabilities to tangible net worthratio of no greater than 2.1 to 1.0.  At June 30, 2011, we were in compliance with these ratios.

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

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as ofJune 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estateand all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

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

Total comprehensive income is comprised of the total net income (loss) as well as the change in foreign currency translation.The table below presents comprehensive income (loss)for the three and nine months ended June 30, 2011 and 2010, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended.  Those statements may include, but  are  not  limited to, discussions regarding our intent, belief or current expectations with respect to, but not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to comply with certain financial covenants in our credit agreement and notes payable; and (ix) our ability to integrate a new marketing team.  Investors  in  our common shares are cautioned that reliance on  any  forward-looking  statement  involves risks and uncertainties, including the risk factors contained inour annual report on Form 10-K for the fiscal year ended September 30, 2010.  Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

Although  we  believe  that  the assumptions  on  which  the  forward-looking  statements  contained  herein are based are reasonable,  any  of  those  assumptions  could prove to be different from events as they actually occur, and as a result, the forward-looking statements based upon those assumptions also could be different from actual results.  In light of the uncertainties inherent in any forward-looking statement,  the  inclusion  of  a forward-looking statement herein should not be regarded  as  a  representation  by  us  that our plans and objectives  will  be  achieved.We do not undertake any obligation to update any forward-looking statement.  The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and ninemonths ended June 30, 2011 and June 30, 2010, respectively, provided elsewhere in this report.

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

With the closing of major mergers from fiscal 2009, the pharmaceutical industry can now return to focusing on driving drugs and therapies through the development pipeline.We believe that such merger and consolidation activity reduced the demand and increased competition for CRO services and was a distraction for the research and development arms of these companies as they awaited finalization of new drug development portfolios.  We believe that as larger pharmaceutical companies become leaner and more efficient, generally focusing on their core competencies of fundamental research and development and commercialization, they will also continue to be conservative in their staffing and further reduce their in-house expertise. This should lead to reinvigoration of outsourcing as they assess their key internal priorities.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first ninemonths of fiscal 2011, we experienced an increased demand for our products and services as compared to the first ninemonths of fiscal 2010. We believe in the fundamentals of the market and that it will continue to slowly rebound in future periods. For the remainder of fiscal 2011, we plan to continue our focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first nine months of fiscal 2011, we had an increase in the number of new authorizations ofapproximately16% over the same period in fiscal 2010. Gross margin and earnings increased in the first nine months of the current fiscal year due to higher revenues of approximately 17%, cost containment initiatives and savings in operating expenses of approximately 10%.  For a detailed discussion of our revenue, margins, earnings and other financial results for the three and ninemonths ended June 30, 2011, see “Results of Operations” below.

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

Net Income (loss) attributable to common shareholders and net income (loss) per share:

Net income (loss) attributable to common shareholders was $(3,850) and $288 for the three months ended June 30, 2011 and 2010, respectively, and $(3,057) and $(2,411) for the nine months ended June 30, 2011 and 2010 respectively.  The   diluted net loss per share was $0.65 for the three months ended June 30, 2011 compared to diluted net income per share in the three months ended June 30, 2010 of $0.06. Diluted net loss per share was $0.58 and $0.49 for the nine months ended June 30, 2011 and 2010 respectively.   The net loss available to common shareholders and  diluted net loss per share in the three and nine months ended June 30, 2011 was impacted by a deemed dividend on the Series A preferred shares issued on May 11, 2011 of $3,277 as described in Note 3 to the condensed consolidated financial statements .   The income (loss) available to common shareholders would have been $(573) and $220 for the three and nine months ended  June 30, 2011, respectively, exclusive of the deemed dividend.   The diluted net income per share exclusive of the deemed dividend was $0.06 and $0.22 for the nine months ended June 30, 2011 and 2010 respectively.We consider the income available to common shareholders and basic and diluted earnings per share exclusive of the deemed dividend to be a useful measure in comparing operating results of the Company because the deemed dividend is considered a nonrecurring item. The diluted weighted average common shares outstanding include the dilutive effects of the Series A preferred shares, warrants and stock options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants.  The following table reconciles GAAP net income (loss) per share to the net income (loss) per share exclusive of the deemed dividend.

The following table reconciles GAAP net income (loss) per share to the adjusted net income (loss) per share.

	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2011

GAAP basic net income (loss):
Net income	$418	$1,211
Less: Deemed dividend for Series A preferred shares	(3,277)	(3,277)
Less: Preferred dividends	(991)	(991)
GAAP net loss applicable to common shareholders	$(3,850)	$(3,057)

Basic net income (loss) per share, exclusive of the deemed dividend:
GAAP net loss applicable to common shareholders	$(3,850)	$(3,057)
Plus: Deemed dividend for Series A preferred shares	3,277	3,277
Net income (loss) applicable to common shareholders	$(573)	$220

GAAP weighted average common shares outstanding	5,911	5,247

Basic net income (loss) per share, exclusive of the deemed dividend	$(0.10)	$0.04

Diluted net income per share, exclusive of the deemed dividend:
Net income (loss) applicable to common shareholders, exclusiveof deemed dividend	$(573)	$220
Plus: Preferred dividend	991	991
	$418	$1,211

GAAP diluted weighted average common shares outstanding	5,911	5,247
Plus: Incremental shares from assumed conversions
Series A preferred shares	841	280
Warrants	124	—
Stock options	92	90
Adjusted diluted weighted average common shares outstanding	6,968	5,617

Diluted net income per share, exclusive of the deemed dividend	$0.06	$0.22

Critical Accounting Policies

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discuss the unauditedcondensed consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

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

Product revenue from sales of equipment not requiring installation, testing or training is recognized upon shipment to customers. One product includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from these sales is recognized upon completion of the installation, testing and training when the services are bundled with the equipment sale.In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This update has not impacted revenue in the periods presented, and we do not expect a material change from the methods in which we have historically reported revenues.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill are Vetronics, Oregon and Evansville, Indiana,based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At June 30, 2011, remaining recordedgoodwill was $1,383, and the net balance of other intangible assets was $61.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognizedstock-based compensation related to stock options of $48 and $123 and $47 and $174during the threeand ninemonths ended June 30, 2011 and 2010, respectively.

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

 We record interest and penalties related to income tax matters as a component of income tax expense.Over the next twelve months, we do not expect the total amount of unrecognized tax benefits to change significantly.  Interest and penalties are included in the reserve.

As of June 30, 2011 and September 30, 2010, we had a $30liability for uncertain income tax positions.

We file income tax returns in the U.S., several U.S.states, and the United Kingdom.  We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2006.

We have an accumulated net deficit in our UK subsidiary. Therefore, we continue to maintain a full valuation allowance on the UK subsidiary deferred income tax balance. Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Service revenue	79.5%	74.8%	77.3%	75.3%
Product revenue	20.5	25.2	22.7	24.7
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	74.9	75.2	75.3	86.1
Cost of product revenue (a)	39.6	42.1	38.6	40.9
Total cost of revenue	67.6	66.9	67.0	75.0

Gross profit	32.4	33.1	33.0	25.0

Total operating expenses	26.7	26.2	26.4	34.2

Operating income (loss)	5.7	6.9	6.6	(9.2)

Other expense	0.7	3.3	1.8	3.7

Income (loss)before income taxes	5.0	3.6	4.8	(12.9)

Income tax benefit	—	—	—	(1.6)

Net income (loss)	5.0%	3.6%	4.8%	(11.3)%

(a)	Percentage of service and product revenues, respectively.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Service and Product Revenues

Revenues for thethirdfiscal quarter ended June 30, 2011increased 5.1% to $8,478 compared to $8,064 for the same period last year.

Our Service revenue increased 11.7% to $6,737 in the current quarter compared to $6,034 for the prior year period primarily as a result of highertoxicology and other laboratory servicesrevenues.  Volumes of studies and number of samples to assay continue to increase though pricing still lags pre-recession levels.  An increase in proposal opportunities and in new orders accepted in the current fiscal year, especially in our pharmaceutical analysis group, has led to an increase in our revenues in the current quarter. We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.

	Three Months Ended June 30,
	2011	2010	Change	%
Bioanalytical analysis	$3,387	$3,635	$(248)	-6.8%
Toxicology	2,785	2,168	617	28.5%
Other laboratory services	565	231	334	144.6%

Sales in our Products segment decreased 14.2% in the current quarter from $2,030to $1,741 when compared to the same period in the prior year.The majority of the decrease stems from delayed sales of our Culex automated in vivo sampling systems.  Through the first half of our current fiscal year, customers began to release capital funds for larger projects, such as the Culex automated in vivo sampling systems.  However, in the current quarter, some large orders were delayedinto future quarters.The following table shows more detail for our Product revenue.

	Three Months Ended June 30,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$734	$1,129	$(395)	-35.0%
Analytical instruments	849	826	23	2.8%
Other instruments	158	75	83	110.7%

Cost of Revenues

Cost of revenues for our third fiscal quarter of 2011 was $5,733 or 67.6% of revenue,compared to $5,393, or 66.9% of revenue for the prior year period.

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

Costs of Products revenue as a percentage of Product revenuein the current quarter decreased to 39.6% from 42.1% in the comparable prior year period.   This decrease is mainly due to the decline in revenues as well as a change in the mix of products sold in the current quarter.

Operating Expenses

Selling expenses for the three months ended June 30, 2011increased 38.5% to $816 from $589 for the comparable period last year.  This increase was primarily driven by an increase in salaries and higher spending for marketing expenditures and consulting services as we implement our new sales and marketing strategy.

Research and development expenses for the third quarter of fiscal 2011increased 2.4% over the comparable period last year to $127from $124.

General and administrative expenses for the current quarter decreased 5.6% to $1,321 from $1,400 for the comparable prior year period.  Strict controls on variable spending contributed to the reduction in expenses in the current fiscal quarter.

Other Income (Expense)

Other expense for the third quarter of fiscal 2011 decreased to $63 from $270for the same quarter of the prior year.The primary reasons for the decrease are costs incurred in fiscal 2010 for our new line of credit agreement,lower mortgage interest in fiscal 2011 as a result of the two separate $500 principal payments made in fiscal 2011, as well as lower lease interest resulting from maturing leases.

Income Taxes

Our effective tax rate for the three months ended June 30, 2011and 2010 was 0.0% due to the utilization of operating loss carryforwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

NineMonths Ended June 30, 2011 Compared to NineMonths Ended June 30, 2010

Service and Product Revenues

Revenues for the nine months ended June 30, 2011increased 16.9% to $24,991 compared to $21,376 for the same period last year.

Our Service revenue increased 20.1% to $19,326 in the first ninemonths of fiscal 2011 compared to $16,092 for the prior year period primarily as a result of increases in each of the revenue groups of bioanalytical analysis, toxicology, and other laboratory services.  Increasesin these groups from the same period in fiscal 2010are mainly due to increases in new bookingsand volumes of studies as well as number of samples to assay.  We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.

	Nine Months Ended June 30,
	2011	2010	Change	%
Bioanalytical analysis	$10,683	$9,626	$1,057	11.0%
Toxicology	7,186	5,291	1,895	35.8%
Other laboratory services	1,457	1,175	282	24.0%

Sales in our Products segment increased 7.2% in the first nine months of fiscal 2011 from $5,284 to $5,665 when compared to the same period in the prior year.The majority of the increase stems from sales of our Culex automated in vivo sampling system over the same period of the prior fiscalyearas customers began to release capital funds for larger projects.The following table shows more detail for our Product revenue.

	Nine Months Ended June 30,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$3,002	$2,482	$520	21.0%
Analytical instruments	2,297	2,211	86	3.9%
Other instruments	366	591	(225)	-38.1%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2011 was $16,733 or 67.0% of revenue, compared to $16,024, or 75.0% of revenue for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 75.3% in the first nine months of fiscal 2011 from 86.1% in the comparable period last year.The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2011 decreased to 38.6% from 40.9% in the comparable period in the prior year.   This decrease is mainly due to a change in the mix of products sold in fiscal 2011.

Operating Expenses

Selling expenses for the nine months ended June 30, 2011increased 10.6% to $2,275 from $2,057 for the comparable period last year. This increase was primarily driven by an increase in salaries and higher spending for advertising and marketing expenditures as we implement our new sales and marketing strategy.

Research and development expenses for the first nine months of fiscal 2011decreased 19.4% from the comparable period last year to $350 from $434. The decrease was partially due to reduced spending on temporary labor andoperating supplies as we completed a project funded by an NIH grant in fiscal 2010.

General and administrative expenses for the first nine months of fiscal 2011decreased 17.9% to $3,964 from $4,830 for the comparable period in the prior year.  The decrease is mainly due to the following:  1)severance expenses for former employees recorded in the first quarter of fiscal 2010from the reduction in force, 2) a retirement payment accrual for our former CEO in the prior year; 3) lease settlement costs in fiscal 2010; and 4) company-wide efforts at cost controls.

Other Income (Expense)

Other expense for the first nine monthsof fiscal 2011 decreased to $458 from $786 for the sameperiod of the prior year.The primary reason for the decrease is lower mortgage interest in fiscal 2011 as a result of the two separate $500 principal payments made on our mortgages in fiscal 2011as well as lower lease interest resulting from maturing leases.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2011 was 0.0% due to the utilization of operating loss carryforwards.  We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.  The benefit in the first nine months of fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

Prior to our equity offering in the current year, our principal sources of cash have been cash flow generated from operations and funds received from bank borrowings and other financings. At June 30, 2011, we had cash and cash equivalents of $4,632, compared to $1,422 at September 30, 2010.

Net cash provided by operating activities was $1,698for the ninemonths ended June 30, 2011 compared to $1,767 for the ninemonths ended June 30, 2010. The decrease in cash provided by operating activities in the current fiscal yearmainly results from a decrease in customer advances from the prior fiscal year.  Other contributing factors to our cash from operations were $1,574 of depreciation and amortization and stock option expense of $123.  Included in operating activities for fiscal 2010 are non-cash charges of $1,777 for depreciation and amortization, net collections on accounts receivable of $853,an increase in customer advances of $1,333 as we booked new business andthe recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10%.

We anticipate that this impact on our cash flow from operations will continuethrough fiscal 2011.  We have seen increased order activity in the calendar year 2010 as well as the first six months of calendar 2011, which we expect will translate into earned revenues in the fourthquarter of fiscal 2011 and into fiscal 2012.  Operating expenses declined approximately 10.0%in the first nine monthsof fiscal 2011 from the prior year period due to the reduction in work force in January 2010 and cost containment initiatives.  We expect the reduced spending levels to continue and that our efforts to reduce costs will positively impact the remainder of fiscal 2011 as well.

Investing activities used $635 in the first nine monthsof fiscal 2011due to capital expenditures as compared to $215 in the first nine months of fiscal 2010. Our principal investments were a mandated waste-water treatment facility and building renovations for expanded animal capacity at one of our sites, with selected investments for laboratory equipment replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.Additionally,we may consider strategic acquisition opportunities.

Financing activities provided $2,154in the first nine months of fiscal 2011as compared to $940used for the first nine months of fiscal 2010.The main source of cash in fiscal 2011 was the completion of our May 2011 equity offering, which netted $4,639, as well as net borrowings on our line of credit of $305, offset slightly by long-term debt and capital lease payments of $2,790, including the two $500 individual principal payments on one mortgage and one note payable.  In fiscal 2010, we had long-term debt and capital lease payments of $952, as well as net payments on our line of credit of $419.  Also in fiscal 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash.

Capital Resources

We have notes payable to Regionsaggregating approximately $6,600 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (“EGC”).  The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,362.  The mortgages mature in November 2012 with an interest rate fixed at 7.1% and monthly principal payments of approximately $38 plus interest.  Another mortgage with an interest rate of 6.1% matured in February 2011.

In addition to the mortgages, we also had a note payable with Regions, which maturedon December 18, 2010.  The annual interest rate on this term loan was equal to 6.1% with monthly payments of $9 plus interest. The note payable was collateralized by real estate at ourWest Lafayette and Evansville, Indiana locations. On November 29, 2010, we executed amendmentson two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments weremade on December 17, 2010 and February 11, 2011, respectively.Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012.The replacement note payablebears interest at a per annum rate equal to 30-dayLIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.  The replacement note payable is secured by real estate at the Company’s West Lafayette and Evansville, Indiana locations. At June 30, 2011, the note payable had a balance of $1,286.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Provided we comply with the revised covenant ratios, the amendment removes limitations on the Company’s purchase of fixed assets.   The covenants, which are common to such agreements, include maintenance of certain financial ratios including a fixed charge coverage ratio of 1.25 to 1.0 and total liabilities to tangible net worthratio of no greater than 2.1 to 1.0.  At June 30, 2011 we were in compliance with these ratios.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”), withEGC, which we use for working capital and other purposes, to replace a line of credit with PNC Bank that expired on January 15, 2010.The initial term of the Credit Agreement was set to expire on January 31, 2011.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to the Prime Rate plus five percent (5%), or 8.25% as ofJune 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estateand all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement (“Amendment”).  As part of the Amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment.  The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans.At June 30, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to continue to borrow on our revolving credit facility in fiscal 2011to finance working capital.  To conserve cash, we have continued a freeze on non-essential capital expenditures and limited unnecessary spending.  As of June 30, 2011, we had $2,346 of total borrowing capacity with the line of credit, of which $1,501 was outstanding, and $4,632 of cash on hand.

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

Equity Offering (amounts in this section not in thousands)

On May 11, 2011, we completed a registered public offering of 5,506 units at a price of $1,000 per unit.Each unit consists of one 6% Series A convertible preferred share which is convertible into 500 common sharesat a conversion price of $2.00 per share, one Class A Warrant to purchase 250 common sharesat an exercise price of $2.00 per share, and one Class B Warrant to purchase 250 common sharesat an exercise price of $2.00 per share.

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation.  Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis.If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire in May 2016.Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses are $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

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

PART II

ITEM 1A - RISK FACTORS

You shouldcarefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2010, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011.*

	3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1
Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.2	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann& Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

(31)	31.1	Certification of Anthony S. Chilton.*

	31.2	Certification of Michael R. Cox.*

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

	101	XBRL data file (filed herewith).

	*	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:
BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 22, 2011	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: August 22, 2011	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011. *

	3.2	Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1
Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.2	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann& Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

(31)	31.1	Certification of Anthony S. Chilton.*

	31.2	Certification of Michael R. Cox.*

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).*

	101	XBRL data file (filed herewith).

	*	Previously filed