Form 10-K
period 2011-09-30
BIOANALYTICAL SYSTEMS INC
filed 2011-12-29
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2011.
  OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE
WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ Global Market on March 31, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $8,090,000. As of December 22, 2011, 6,945,631 of registrant's common shares were outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference intoPart III hereof.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained beginning on page 13 of the Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could fail to project actual events and, as a result, the forward-looking statements based upon those assumptions could prove to be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

(Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

We are an international contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and government organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 35 years since its formation as a corporation organized in Indiana in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to many of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective products.

Industry Overview

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to identify potential drug candidates, while the drug development process involves the testing of these drug candidates in animals and humans to meet regulatory requirements. Discovering and developing new drugs is an extremely expensive, complex, high-risk and time-consuming process. Multiple industry sources estimate the fully capitalized cost of developing and commercializing a new pharmaceutical product ranges from $800 million to over $1 billion. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to pharmaceutical, biotechnology companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

Over the past 25 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen chemical compounds against targets much more quickly, with literally millions of compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

Trends Affecting the Drug Discovery and Development Industry

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

Increase in Potential New Drug Candidates

While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug candidate also have increased. Many pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

Cost Pressures of Introducing New Drugs

Market forces, healthcare reform and other governmental initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and privately managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing internal discovery and development processes, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

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

Biotechnology Industry and Virtual Drug Company Growth

The U.S. biotechnology industry has grown rapidly over the last decade and has emerged as a key client segment for the drug discovery and development services industry. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology drug developers do not have in-house resources to conduct development. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Because of the time and cost involved, these companies rely heavily on CROs to conduct research for their drug candidates.

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

Changes in the Regulatory Environment

The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research. Recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In 2007, primarily in response to the FDA’s handling of postmarket data and recent drug safety concerns, the FDA Act was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provided the FDA with new regulatory authority to require drug sponsors to run post-approval studies and clinical trials and develop and implement risk evaluation and mitigation strategies. It is also likely that additional legislation will be passed that will impact the FDA and drug development and approval process in the United States. The FDA Act, continued drug safety issues and future legislation could have a lasting and pronounced impact on the drug discovery and development industry.

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

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 35 years of operation.

The Company's Role in the Drug Development Process

After a new drug candidate is identified and carried through preliminary screening, the development process for new drugs has three distinct phases.

1)           The preclinical phase includes safety testing to prepare an Investigational New Drug ("IND") application for submission to the FDA. The IND must be accepted by the FDA before the drug can be tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its integrity, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation are also determined.

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

Many of our products are designed for use in discovery and preclinical development. The Culex® family of robotic automated dose delivery and blood and other biofluids sampling and physiological parameters measurement systems enable researchers to quickly and cost effectively determine PK/PD profiles of drugs in large and small animal models. The Culex system allows experiments on freely moving conscious animals from early research for therapeutic target validation to lead optimization of compounds. Using the Culex system, researchers are able to automatically dose and sample in-vivo to develop pharmacokinetic and pharmacodynamic profiles of drugs during early screening in rodents and other animals quickly and cost effectively. Our bioanalytical services group utilizes our depth of expertise in liquid chromatography with detection by mass spectrometry as a mainstay of our bioanalytical laboratories to support research, preclinical and clinical programs. We also offer bioanalytical services that utilize electrochemistry, spectrophotometric (UV/Vis or fluorescence) and Corona Discharge detection as options. We have invested heavily in robotics and mass spectrometry systems. Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission.

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

Exhaustive safety, tolerability and dosing regimens are established in sick humans in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. Our bioanalytical work per study grows rapidly from Phase I through Phase III. Phase II and III studies take several years, supported by well-proven, consistently applied analytical methods. It is unusual for a sponsor to change laboratories during these phases unless there are problems in the quality or timely delivery of results.

Our services include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and to demonstrate that the availability is consistent between formulations. We additionally offer support and testing services in clinical sample development, release and stability.

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

Company Services and Products

Overview

We focus on developing innovative services and products that increase efficiency and reduce costs associated with taking new drugs to market. We operate in two business segments – contract research services and research products, both of which address the bioanalytical, preclinical, and clinical research needs of drug developers. Both segments arose out of our expertise in a number of core technologies designed to quantify trace chemicals in complex matrices.

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the services segment were $25.6 million for fiscal 2011. The following is a description of the services provided by our contract research services segment:

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

Revenues for our products segment were $7.5 million for fiscal 2011. We offer three (3) principal product lines: Analytical Products, In vivo Sampling Products and Vetronics’ Products. The following is a brief description of the products offered:

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

With the signing of the Preferred Provider Agreement (“PPA”) with Pharmasset, Inc. in the first quarter of the current fiscal year, Pharmasset, Inc. has become our largest client, accounting for approximately 14.5% of our total revenues in fiscal 2011 and 6.3% of our total trade accounts receivable at September 30, 2011. Pfizer, Inc. remains a large client, accounting for approximately 5.2% and 7.0% of our total revenues in fiscal 2011 and 2010, respectively. Pfizer, Inc. accounted for 4.2% and 4.7% of total trade accounts receivable at September 30, 2011 and 2010, respectively.

There can be no assurance that our business will not continue to be dependent on continued relationships with Pharmasset, Inc., Pfizer, Inc. or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year.

Sales and Marketing

With a primary focus on both large and small pharmaceutical and biotechnology companies, we promote our services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. We recognize that our growth and customer satisfaction depend upon our ability to continually improve and create new client relationships.

Our new sales and global marketing initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, and our website, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through client presentations, corporate material, at trade events and industry conferences.

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including speaking and the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations and publications, we seek to further our reputation for professional excellence.

We currently have 16 employees on our sales and marketing staff based in our corporate headquarters located in West Lafayette, Indiana. We have a network of 11 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

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

Our products business offers annual service and maintenance agreements on most product lines.

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

Products

Founded as a provider of instrumentation and products utilized in life and physical sciences research laboratories, we continue to serve these product niches today. Though many global analytical instruments competitors exist, we have an extensive, long standing network of customers who are repeat buyers and recommend our products. In contrast, there are few competitors for our in vivo sampling products. The primary market is large pharmaceutical research departments. Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service. We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment. As customers’ needs constantly change, we continually invest in the refinement of our products and in new product opportunities that meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations. Since October 2004, we have been audited, on a routine basis, by the FDA and UK’s MHRA twenty times. The FDA has visited seven times in West Lafayette, three times each at the Oregon and Evansville locations and twice at the UK location. MHRA has visited the UK facility five times. Of the fifteen FDA audits, seven were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings. The UK facility was found to be compliant with GLP and GCP.

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

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collected during the preclinical trial.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of all laboratory-generated study data. In fiscal 2004, we purchased similar 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group. At the end of fiscal 2011, the majority of our laboratory operations in the U.S. were fully in compliance with 21 CFR Part 11, in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Product Liability and Insurance

We maintain product liability and professional errors and omissions liability insurance, providing approximately $3.0 million in coverage on a claims-made basis. Additionally, in certain circumstances, we seek to manage our liability risk through contractual provisions to be indemnified by the client or covered by the client’s liability insurance policies. Also, in certain types of engagements, we seek to limit our contractual liability to clients to the amount of fees received. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by client and project.

Research and Development

In fiscal 2011 and 2010, we spent $534 and $546, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Intellectual Property

We believe that our patents, trademarks, copyrights and other proprietary rights are important to our business. Accordingly, we actively seek protection for those rights both in the United States and abroad. Where we deem it to be an appropriate course of action, we will vigorously prosecute patent infringements. We do not believe, however, that the loss of any one of our patents, trademarks, copyrights or other proprietary rights would be material to our consolidated revenues or earnings.

We currently hold three federally registered trademarks. We also have two pending patents, one on the Dried Blood Spot (DBS) sampling card for the Culex Automated Blood Sampling Instrumentation and the second for the No Blood Waste technology also for the Culex instrument. The former (DBS) reduces the cost of bio-sample collection, shipment and storage and the latter is important for the precise sampling of bio-fluids of very small volume from animals such as mice. We also generate client value through continuing client support, hardware and software upgrades, system reliability and accuracy. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements. We believe that the greatest value that we generate for our clients comes from these trade secrets, know-how and applications research.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for our essential components.

Employees

At September 30, 2011, we had 251 full-time employees and 16 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2011. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Anthony S. Chilton, Ph.D.	55	President, Chief Executive Officer
Michael R. Cox	64	Vice President, Finance; Chief Financial and Administrative Officer; Treasurer
Alberto Hidalgo	46	Vice President, Business Development and Marketing
Craig S. Bruntlett, Ph.D.	62	Senior Vice President, Instruments Division
Lina L. Reeves-Kerner	60	Senior Vice President, Human Resources

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

Michael R. Cox has been Vice President, Finance, Chief Financial Officer and Treasurer since April 2004. In October 2007, he assumed the additional duties of Chief Administrative Officer. He was Vice President, Finance and CFO of Integrity Pharmaceutical Corporation, a private specialty pharmaceutical company, from October 2003 until its acquisition and merger in March 2004. Prior to that he was Senior Vice President, Finance of Intergen Company, a private biotech manufacturing and research products company, from 1997 until its acquisition in 2001, and continued with the acquirer, Serologicals Corporation, on special projects until joining Integrity. Prior to that, Mr. Cox held various executive positions in two environmental services firms and an investment firm. He was a partner in Touche Ross & Co., where he began his career after obtaining a BS in business administration from the University of North Carolina. The Company notified Mr. Cox of its intention not to renew his contract on September 27, 2011. His amended agreement would have expired on December 31, 2011, but was extended until March 31, 2012.

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

BASi Investor Relations, Corporate Center
2701 Kent Avenue, West Lafayette, IN 47906 USA
Phone 765-463-4527, Fax 765-497-1102, basi@BASinc.com

Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties should be directed to:

Neil G. Berkman Associates
11835 West Olympic Blvd., Suite 405E, Los Angeles, CA 90064
Phone 310-477-3118, nberkman@berkmanassociates.com

ITEM 1A - RISK FACTORS

Risks Related to Our Business

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

In recent years, we have seen evidence that suggests that many customers have reduced their research and development budgets. We believe that this is in connection with the general economic slowdown and consolidation in our target industry. While this condition continues, our revenues will be negatively impacted.

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

Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While some of our operations have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

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

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract, train, manage and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry. The Company notified Michael R. Cox, the Vice President, Finance, Chief Financial Officer and Treasurer, of its intention not to renew his contract on September 27, 2011. His amended agreement would have expired on December 31, 2011, but was extended until March 31, 2012. If we are unsuccessful at recruiting and retaining his replacement, our financial performance could be negatively impacted.

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

We might incur substantial expense to develop products that are never successfully commercialized.

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

Risks Related to Share Ownership

Our share price could be volatile and our trading volume may fluctuate substantially.

The market price of our common stock has historically experienced and might continue to experience volatility. Many factors could have a significant impact on the future price of our common shares, including:

•	our failure to successfully implement our business objectives;
•	compliance with ongoing regulatory requirements;
•	market acceptance of our products;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in government regulations;
•	general economic conditions and other external factors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	the degree of trading liquidity in our common shares; and
•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

These factors also include ones beyond our control, such as market conditions within our industry and changes in pharmaceutical and biotechnology industries. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Although we currently meet the listing requirements for the NASDAQ Capital Market, our common stock could be de-listed from the NASDAQ Capital Market.

The National Association of Securities Dealers, Inc. has certain standards for the continued listing of a security on The NASDAQ Capital Market.  These standards require, among other things, that a listed issuer have either (i) listed securities with a market value of at least $1.0 million and (ii) a bid price of at least $1 per share, and either (i) minimum stockholders’ equity of $2.5 million, (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, or (iii) market value of the listed securities of at least $35.0 million.

If we are unsuccessful in maintaining our NASDAQ listing, then we may pursue listing and trading of our common stock on the Over-The-Counter Bulletin Board or another securities exchange or association with different listing standards than NASDAQ. A change in listings may result in a reduction in some or all of the following, each of which could have a material adverse effect on our shareholders:

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

ITEM 1B- UNRESOLVED STAFF COMMENTS

None.

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

•            Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 117,000 square feet of operations, manufacturing, and administrative space. Both the services segment and the products segment conduct operations at this facility. The building has been financed by mortgages.

•            BAS Evansville Inc., is in Evansville, Indiana. We occupy 10 buildings with roughly 92,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. A recent addition was financed by a mortgage.

•            Bioanalytical Systems, Ltd. is in Warwickshire, UK.  This facility contains our contract services and instruments operations for laboratories, sales and technical support services in the UK.  During fiscal 2008, we moved into a newly constructed laboratory space in the same office park as the previous leased space.  Our space of approximately 8,000 square feet is specifically designed for laboratory use and will allow us to potentially double capacity over the previous space.

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

ITEM 4- REMOVED AND RESERVED

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2011, our common stock was traded on NASDAQ Capital Market under the symbol “BASi”.  The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2009 through September 30, 2011.

	High	Low
Fiscal Year Ended September 30, 2010
First Quarter	$2.42	$0.81
Second Quarter	1.42	0.65
Third Quarter	1.50	0.74
Fourth Quarter	1.22	0.77

Fiscal Year Ended September 30, 2011
First Quarter	$3.55	$0.84
Second Quarter	2.60	1.84
Third Quarter	2.75	1.83
Fourth Quarter	2.00	1.19
Holders

There were approximately 2,700 holders of record of our common stock as of December 22, 2011.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2010 or 2011 and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain a stock option plan that allows for the granting of common stock options to certain key employees and directors. The following table gives information about equity awards under our stock option plans as of September 30, 2011 (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price per share of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	648	$2.57	35

Equity compensation plans not approved by security holders (1)	25	$4.58	—

Total	673	$2.65	35

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

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; and (viii) our ability to integrate a new sales and marketing team. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands unless otherwise indicated.

Business Overview

We are an international contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy.  The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 35 years.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research at many of the small start-up biotechnology companies and the largest global pharmaceutical companies.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2011, we experienced increased demand for our products and services as compared to fiscal 2010. We believe in the fundamentals of the market and that it will continue to slowly rebound in future periods. For fiscal 2012, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In fiscal 2011, we had new authorizations of $38.0 million, a small decrease of 1% over the same period in fiscal 2010 mainly due to pricing declines. Combined with the new authorizations in fiscal 2010 and similar total in fiscal 2011, our revenues in fiscal 2011 increased over 15% versus fiscal 2010.  Gross margin increased 43.3% and operating expenses declined 1.2% from the prior fiscal year due to cost containment measures and operational efficiencies.  As a result, we reported net income for fiscal 2011 of $543 versus a net loss of $2,691 in fiscal 2010.   Fiscal 2011 represents our first year of net income since fiscal 2007.  We will continue initiatives to control costs and improve productivity to achieve our fiscal 2012 financial objectives.  For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2011, see “Results of Operations – 2011 Compared to 2010” below.

As of September 30, 2011, we had $2,963 of cash and cash equivalents as compared to $1,422 of cash and cash equivalents at the end of fiscal 2010. In fiscal 2011, we generated $1,088 in cash from operations primarily from the net income we achieved versus a net loss in fiscal 2010.  During fiscal 2011, we also paid down our long-term debt by an additional $1,000 and accounts payable by $482.  Likewise in the current fiscal year, we successfully closed our registered public equity offering, which netted cash of $4.6 million.

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

Net Income (loss) attributable to common shareholders and net income (loss) per share:

Net loss attributable to common shareholders was $3,725 and $2,691 for the fiscal years ended September 30, 2011 and 2010, respectively.  The diluted net loss per share was $0.66 for the fiscal year ended September 30, 2011 compared to diluted net loss per share of $0.55 for the fiscal year ended September 30, 2010.   The net loss available to common shareholders and diluted net loss per share in fiscal 2011 was impacted by dividends on the Series A preferred shares issued on May 11, 2011 of $3,277 and $991 as described in Note 3 to the consolidated financial statements.   The net income available to common shareholders would have been $543 for the fiscal year ended September 30, 2011, exclusive of the preferred dividends.   The diluted net income per share exclusive of the preferred dividends was $0.09 for the fiscal year ended September 30, 2011.  We consider the income available to common shareholders and diluted earnings per share exclusive of the dividends to be a useful measure in comparing operating results of the Company because the preferred dividends are considered nonrecurring items since they are associated with this offering only. The diluted weighted average common shares outstanding include the dilutive effects of the Series A preferred shares, warrants and stock options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants.  The following table reconciles GAAP net income (loss) per share to the net income (loss) per share exclusive of the preferred dividends.

The following table reconciles GAAP net income (loss) per share to the adjusted net income (loss) per share.

2011

GAAP basic net income (loss)applicable to common shareholders:

Net income	$543

Less: Deemed dividend for Series A preferred shares	(3,277)
Less: Preferred dividend	(991)

GAAP net loss applicable to common shareholders	$(3,725)

Diluted net income per share, exclusive of the preferred dividends:

GAAP net loss applicable to common shareholders	$(3,725)

Plus: Deemed dividend for Series A preferred shares	3,277
Plus: Preferred dividend	991

Adjusted net income applicable to common shareholders	$543

GAAP weighted average common shares outstanding	5,667

Plus: Incremental shares from assumed conversions
Series A preferred shares	526
Warrants	—
Stock options	90
Adjusted diluted weighted average common shares outstanding	6,283

Diluted net income per share, exclusive of the deemed dividend	$0.09

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2011	2010

Service revenue	77.3%	76.0%
Product revenue	22.7	24.0
Total revenue	100.0%	100.0%

Cost of service revenue (a)	76.8	85.0
Cost of product revenue (a)	39.3	41.6
Total cost of revenue	68.3	74.5

Gross profit	31.7	25.5

Total operating expenses	27.8	32.4
Operating income (loss)	3.9	(6.9)

Other expense	2.1	(3.6)

Income (loss) before income taxes	1.8	(10.5)

Income tax expense (benefit)	0.2	(1.2)

Net income (loss)	1.6%	(9.3)%

(a) Percentage of service and product revenues, respectively.

2011 Compared to 2010

Service and Product Revenues

Revenues for the year ended September 30, 2011 increased 15.2% to $33,144 compared to $28,781 for the year ended September 30, 2010.

Our Services revenue increased 17.1% to $25,613 compared to $21,864 for the prior fiscal year primarily as a result of increases in each of the revenue groups of bioanalytical analysis, toxicology, and other laboratory services.  Increases in these groups from the same period in fiscal 2010 are mainly due to increases in new bookings and volumes of studies as well as number of samples to assay, even though pricing still lags pre-recession levels.  We have also recently launched our Enhanced Drug Discovery services which have contributed to the revenue increase.  The following table shows more detail for our Service revenue.

	Fiscal Year Ended
	September 30,
	2011	2010	Change	%
Bioanalytical analysis	$13,634	$12,779	$855	6.7%
Toxicology	9,952	7,543	2,409	31.9%
Other laboratory services	2,027	1,542	485	31.5%

Sales in our Products segment increased 8.9% from $6,917 to $7,531 when compared to the prior fiscal year.  The majority of the increase stems from higher sales of our Culex automated in vivo sampling system over prior fiscal year as customers began to release capital funds for larger projects. Other instruments revenue was negatively impacted in fiscal 2011 as a grant funded by the NIH expired in January 2010.  The following table shows more detail for our Product revenue.

	Fiscal Year Ended
	September 30,
	2011	2010	Change	%
Culex, in-vivo sampling systems	$4,028	$3,150	$878	27.9%
Analytical instruments	2,971	3,070	(99)	-3.2%
Other instruments	532	697	(165)	-23.7%

Cost of Revenue

Cost of revenue for the year ended September 30, 2011 was $22,638 or 68.3% of revenue compared to $21,448, or 74.5% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue decreased to 76.8% in the current fiscal year from 85.0% in the prior year.  The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment as well as other cost containment measures.  A significant portion of our costs of productive capacity in the Service segment are fixed.   Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year decreased to 39.3% from 41.6% in the prior fiscal year.  This decrease is mainly due to expense reductions and a reduction in the cost of obsolete and slow moving inventory in the current fiscal year compared to the cost recognized in the prior fiscal year.

Operating Expenses

Selling expenses for the year ended September 30, 2011 increased by 17.1% to $3,121 from $2,665 for the year ended September 30, 2010.   This increase was primarily driven by an increase in salaries and higher spending for marketing expenditures and consulting services as we implement our new sales and marketing strategy.

Research and development expenses for the year ended September 30, 2011 decreased 2.2% to $534 from $546 for the year ended September 30, 2010. The decrease was primarily due to a reduction in spending on temporary labor as we completed a project funded by an NIH grant in fiscal 2010.

General and administrative expenses for the current fiscal year decreased 9.1% to $5,564 from $6,119 for the prior year.  The decrease is mainly due to the following:  1) severance expenses for former employees recorded in the first quarter of fiscal 2010 from the reduction in force; 2) a retirement payment accrual for our former CEO in the prior year; 3) lease settlement costs in fiscal 2010; and 4) company-wide efforts at cost containment.

Other Income/Expense

Other income (expense), net, was $(694) for the year ended September 30, 2011 as compared to $(1,027) for the year ended September 30, 2010. The primary reasons for the decrease are lower mortgage interest in fiscal 2011 as a result of the two separate $500 principal payments made in fiscal 2011, as well as lower lease interest resulting from maturing leases.  Plus, in fiscal 2010, we incurred additional costs for our new line of credit agreement,

Income Taxes

Our effective tax rate for the year ended September 30, 2011 was 8.5% compared to (11.0%) for the prior fiscal year.  The current year expense primarily relates to cash tax expense for U.S. corporate alternative minimum tax.  The benefit in fiscal 2010 is the result of resolving an uncertain state tax liability for less than the recorded amount.  No net benefits have been provided on taxable losses in the current fiscal year.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2011, we had cash and cash equivalents of $2,963 compared to $1,422 at September 30, 2010.

Net cash provided by operating activities was $1,088 for the year ended September 30, 2011, compared to $2,441 for the year ended September 30, 2010. The decrease in cash provided by operating activities in the current fiscal year mainly results from a decrease in customer advances from the prior fiscal year.   Other contributing factors to our cash from operations were $2,134 of depreciation and amortization and stock option expense of $153.  Included in operating activities for fiscal 2010 are non-cash charges of $2,323 for depreciation and amortization, net collections on accounts receivable of $650, an increase in customer advances of $1,719 as we booked new business and the recording of a $216 long-term liability in settlement of a contingent lease liability on our former Baltimore facility.  The impact on operating cash flow of other changes in working capital was not material.

In January 2010, we completed a reduction in work force, through both attrition and terminations, which impacted all areas of operations and reduced our annual compensation expense by approximately 10% and impacted our cash flow from operations in fiscal 2011 as well.

We have seen increased order activity in the calendar year 2010 as well as the first nine months of calendar 2011, which we expect will translate into earned revenues in fiscal 2012 due to the long term nature of some of our contracts.  Operating expenses declined approximately 1.2% in fiscal 2011 from the prior year period from continued cost containment initiatives even as we absorbed increased expenses for our new sales and marketing team and strategy.  We expect to experience selective cost increases in fiscal 2012 as we invest in personnel and technologies for our future growth.

Investing activities used $1,174 in fiscal 2011 for capital expenditures.  Our principal investments were for new laboratory equipment, replacements and upgrades in all of our facilities as well as general building and information technology infrastructure expenditures at all sites.  The increase in capital spending from fiscal 2010 is a result of the availability of financing from our improved financial performance in the current fiscal year.  We intend to spend a similar amount for capital expenditures, particularly for laboratory equipment, in our next fiscal year when financing becomes available to fund our purchases.

Financing activities provided $1,660 in the current fiscal year as compared to $1,458 used for fiscal 2010. The main source of cash in fiscal 2011 was the completion of our May 2011 equity offering, which netted $4,606, as well as net borrowings on our line of credit of $151, offset by long-term debt and capital lease payments of $3,097, including the two $500 individual principal payments on one mortgage and one note payable and the down payments of $618 for the new capital leases for laboratory equipment.  In fiscal 2010, we had long-term debt and capital lease payments of $1,325, as well as net payments on our line of credit of $564.  Also in fiscal 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment which netted us $431 of cash.

Capital Resources

Property and equipment spending totaled $1,174 and $450 in fiscal 2011 and 2010, respectively. The increase in spending in fiscal 2011 is the result of new laboratory equipment financed mainly through capital leases in our bioanalytical laboratories in Indiana, Oregon and the U.K. Capital investments for the purchase of additional laboratory equipment are driven by anticipated increases in research services, and by the replacement or upgrading of our equipment. Although we may consider strategic acquisition opportunities, we do not intend to aggressively pursue additional acquisitions until we fully utilize existing capacity.

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,500. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,247.  The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.  At September 30, 2011, the replacement note payable had a balance of $1,245.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The fixed charge coverage ratio calculation has been adjusted with an ending ratio required of not less than 1.25 to 1.00.  Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00.  Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets.  At September 30, 2011, we were in compliance with these covenants.    Based on projections for fiscal 2012, we expect to be in breach of the Regions fixed charge covenant for our first fiscal quarter due to lower than expected income, which we do not expect to continue into the remainder of fiscal 2012.  On December 20, 2011, Regions waived compliance with this covenant for the period ending December 31, 2011.  As a result of our  first fiscal quarter results, we will likely be out of compliance with the fixed charge coverage for the second fiscal quarter ending March 31, 2012, as our covenants are calculated on a fiscal year cumulative basis, when we will again need to obtain a waiver from Regions.  Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2013.  We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances.  We may be unsuccessful in renegotiating the terms of the debt or they may be unfavorable to us.  For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC to replace the PNC Bank line of credit that expired on January 15, 2010.  The initial term of the Credit Agreement was set to expire on January 31, 2011.  If we prepay prior to the expiration of the initial term (or any renewal term), then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2012 to finance working capital.  To conserve cash, we instituted a freeze on non-essential capital expenditures.  As of September 30, 2011, we had $2,462 of total borrowing capacity with the line of credit, of which $1,346 was outstanding, and $2,963 of cash on hand.

For fiscal 2012, we expect to see slow but continued improvement in the volume of new bookings, but little improvement in pricing.  We also expect improved gross profit margins due to cost controls implemented.  Based on our expected increase in revenue, the availability on our line of credit, the impact of the cost reductions implemented and our successful equity offering in May 2011, we project that we will have the liquidity required to meet our fiscal 2012 operations and debt obligations.   Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time.  If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above.  We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

We had an increase in our total borrowing capacity of $688, from $1,774 to $2,462, from the fiscal year ended September 30, 2010 primarily as a result of higher accounts receivable from higher revenues as well as our success in collecting receivables.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit.  Additional information on the debt is described in Note 7, Debt Arrangements.

	2012	2013	2014	2015	2016	After 2016	Total

Notes payable	$735	$5,842	$—	$—	$—	$—	$6,577
Capital lease obligations	730	368	295	295	245	—	1,933
Operating leases	432	421	417	351	342	2,240	4,203

	$1,897	$6,631	$712	$646	$587	$2,240	$12,713

We anticipate spending approximately $2.0 million in fiscal 2012 on capital assets, primarily laboratory equipment which will be financed using capital leases.

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

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation.  Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion (a “make-whole” payment).  Class A Warrants are exercisable immediately and expire in May 2016.  Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes. Because the preferred dividend or make-whole payment is triggered at the option of the preferred share holder, we recorded the dividend liability at the time of the offering close and will not have any preferred dividends subsequent to the fiscal quarter ended June 30, 2011.

As of September 30, 2011, 3,371 preferred shares have been converted into 1,997,193 common shares, including the make-whole payments and 33,120 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares.  At September 30, 2011, 2,135 preferred shares remain outstanding.  No warrants have been exercised as of September 30, 2011.

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2011 are Vetronics, which is included in our Products segment, McMinnville, Oregon and Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual impairment test for all reporting units mentioned above at September 30, 2011.  Using a discount rate of 22% and a revenue growth rate of 0%, the fair values of our Vetronics, Oregon and Evansville reporting units is greater than the carrying values by approximately $12.7 million.

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

At September 30, 2011, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $54.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method.  We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $153 and $226 during the fiscal years ended September 30, 2011 and 2010, respectively.

We use the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our common stock price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

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

Employee stock-based compensation expense recognized in fiscal 2011 and 2010 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of September 30, 2011 and 2010, we had a $16 and $30 liability for uncertain income tax positions, respectively.

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

We have an accumulated net deficit in our UK subsidiary. Consequently, United States deferred tax assets on such earnings have not been recorded.  Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance.  We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance was effective for revenue arrangements entered into or materially modified beginning October 1, 2010. We adopted this update during fiscal 2011.  This adoption did not materially impact revenue in the periods presented or the methods in which we have historically reported revenues.

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company is currently evaluating the impact of adopting the updated fair value guidance, and it does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income but will change the Company’s presentation of comprehensive income in the condensed consolidated financial statements for the period ending December 31, 2011.

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis, early adoption is permitted. The Company will consider adopting the guidance when completing its annual impairment test during the fourth quarter of 2012 and does not believe the adoption of this guidance will have an impact on its consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$2,963	$1,422
Accounts receivable
Trade	4,073	3,670
Unbilled revenues and other	1,116	1,298
Inventories	1,636	1,673
Refundable income taxes	—	16
Prepaid expenses	585	555
Total current assets	10,373	8,634

Property and equipment, net	20,399	19,439
Goodwill	1,383	1,383
Intangible assets, net	54	84
Debt issue costs, net	75	123
Other assets	62	80

Total assets	$32,346	$29,743

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,764	$1,911
Accrued expenses	1,762	1,848
Customer advances	3,571	4,582
Income tax accruals	56	30
Revolving line of credit	1,346	1,195
Fair value of interest rate swaps	—	31
Current portion of capital lease obligation	613	524
Current portion of long-term debt	735	1,855
Total current liabilities	9,847	11,976

Capital lease obligation, less current portion	1,071	623
Long-term debt, less current portion	5,842	6,477

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 2,135 Series A shares at $1,000 stated value issued and outstanding at September 30, 2011 and none at September 30, 2010	2,135	—
Common shares, no par value: Authorized 19,000,000 shares; 6,945,631 issued and outstanding at September 30, 2011 and 4,915,318 at September 30, 2010	1,698	1,191
Additional paid-in capital	19,408	13,357
Accumulated deficit	(7,706)	(3,981)
Accumulated other comprehensive income	51	100

Total shareholders’ equity	15,586	10,667

Total liabilities and shareholders’ equity	$32,346	$29,743

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2011	2010
Service revenue	$25,613	$21,864
Product revenue	7,531	6,917
Total revenue	33,144	28,781

Cost of service revenue	19,679	18,574
Cost of product revenue	2,959	2,874
Total cost of revenue	22,638	21,448

Gross profit	10,506	7,333
Operating expenses:
Selling	3,121	2,665
Research and development	534	546
General and administrative	5,564	6,119
Total operating expenses	9,219	9,330

Operating income (loss)	1,287	(1,997)

Interest expense	(706)	(1,028)
Other income	12	1
Income (loss) before income taxes	593	(3,024)

Income tax expense (benefit)	50	(333)

Net income (loss)	$543	$(2,691)

Less: Deemed dividend on Series A preferred shares	(3,277)	—

Less: Preferred stock dividends	(991)	—

Net loss attributable to common shareholders	$(3,725)	$(2,691)

Basic net loss per share:	$(0.66)	$(0.55)
Diluted net loss per share:	$(0.66)	$(0.55)

Weighted common shares outstanding:
Basic	5,667	4,915
Diluted	5,667	4,915

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

							Accumulated
					Additional		other	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	comprehensive	shareholders'
	Number	Amount	Number	Amount	capital	deficit	income (loss)	equity

Balance at October 1, 2009	-	$-	4,915,318	$1,191	$13,131	$(1,290)	$88	$13,120

Comprehensive loss:
Net loss	-	-	-	-	-	(2,691)	-	(2,691)
Foreign currency translation adjustments	-	-	-	-	-	-	12	12
Total comprehensive loss								(2,679)

Stock based compensation expense	-	-	-	-	226	-	-	226

Balance at September 30, 2010	-	$-	4,915,318	$1,191	$13,357	$(3,981)	$100	$10,667

Comprehensive income:
Net income	-	-	-	-	-	543	-	543
Foreign currency translation adjustments	-	-	-	-	-	-	(49)	(49)
Total comprehensive income								494

Stock based compensation expense	-	-	-	-	153	-	-	153

Issuance of preferred shares, net of issuance costs of $900,281	5,506	5,506	-	-	(900)	-	-	4,606

Fair value attributed to warrants	-	(1,831)	-	-	1,831	-	-	-

Preferred stock - beneficial conversion feature	-	(1,446)	-	-	1,446	-	-	-

Preferred stock - deemed dividend	-	3,277	-	-	-	(3,277)	-	-

Preferred stock - recognition of full dividend/make-whole	-	-	-	-	-	(991)	-	(991)

Conversion of preferred shares to common shares	(3,371)	(3,371)	1,685,500	421	2,950	-	-	-

Common shares issued for dividends/make-whole payment	-	-	344,813	86	571	-	-	657

Balance at September 30, 2011	2,135	$2,135	6,945,631	$1,698	$19,408	$(7,706)	$51	$15,586

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$543	$(2,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,134	2,323
Employee stock compensation expense	153	226
Provision for doubtful accounts	16	61
Liability incurred on settlement of lease	—	216
Gain on interest rate swaps	(31)	(72)
Gain on sale of property and equipment	(9)	(1)
Deferred income taxes	(14)	12
Changes in operating assets and liabilities:
Accounts receivable	(236)	650
Inventories	37	174
Refundable income taxes	56	529
Prepaid expenses and other assets	17	90
Accounts payable	(482)	(86)
Accrued expenses	(86)	(709)
Customer advances	(1,010)	1,719
Net cash provided by operating activities	1,088	2,441

Investing activities:
Capital expenditures	(1,174)	(450)
Net cash used by investing activities	(1,174)	(450)

Financing activities:
Net proceeds from registered direct offering	4,606	—
Payments of long-term debt	(1,756)	(599)
Payments on revolving line of credit	(30,917)	(28,948)
Borrowings on revolving line of credit	31,068	28,384
Proceeds from sale and leaseback	—	431
Payments on capital lease obligations	(1,341)	(726)
Net cash provided (used) by financing activities	1,660	(1,458)

Effect of exchange rate changes	(33)	19

Net increase in cash and cash equivalents	1,541	552
Cash and cash equivalents at beginning of year	1,422	870
Cash and cash equivalents at end of year	$2,963	$1,422

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends accrued, but not paid	$991	$—
Preferred stock dividends paid in common shares	$(657)	$—
Equipment financed under capital leases	$1,888	$—

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

One or more of the financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits were permanently increased to $250,000, effective July 21, 2010. At September 30, 2011, the Company did not have any cash accounts that exceeded federally insured limits.

(d)	Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables.  The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions.  Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed.  Our allowance for doubtful accounts was $108 and $165 at September 30, 2011 and 2010, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2011	2010

Opening balance	$165	$110
Charged to expense, net	(48)	61
Accounts written off	(9)	(6)
Ending balance	$108	$165

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. In our European operations, we depreciate leasehold improvements, using the straight-line method, over 7 years, corresponding to the terms of the operating lease for the European facility.  Depreciation expense was $2,085 in fiscal 2011 and $2,287 in fiscal 2010. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2011 and 2010 consisted of the following:

	2011	2010

Land and improvements	$527	$488
Buildings and improvements	21,433	21,296
Machinery and equipment	22,361	20,652
Office furniture and fixtures	949	952
Construction in progress	493	109
	45,763	43,497
Less: accumulated depreciation	(25,364)	(24,058)
Net property and equipment	$20,399	$19,439

(g)	Long-Lived Assets including Goodwill

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

The discount rate and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2011 are Vetronics, which is included in our Products segment, McMinnville, Oregon and Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management.  We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used. We performed our annual impairment test for all reporting units mentioned above at September 30, 2011.  Using a discount rate of 22% and a revenue growth rate of 0%, the fair values of our Vetronics, McMinnville, Oregon and Evansville, Indiana reporting units is greater than the carrying values by approximately $12.7 million.

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

At September 30, 2011 and 2010, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $54 and $84, respectively. The components of intangible assets subject to amortization are as follows:

		September 30, 2011
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$248

		September 30, 2010
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$218

Amortization expense for intangible assets for fiscal years ended September 30, 2011 and 2010 was $30.  The following table provides information regarding estimated amortization expense for the next five fiscal years:

2012	$30
2013	24
2014	—
2015	—
2016	—

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $229 and $180 for the years ended September 30, 2011 and 2010, respectively.

(i)	Stock-Based Compensation

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

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 9.  Stock-based compensation expense for employee stock options for the years ended September 30, 2011 and 2010 was $153 and $226, respectively.

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

In October 2009, the FASB issued an Accounting Standards Update on the accounting for revenue recognition that amends the previous guidance on arrangements with multiple deliverables. This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangements should be separated, and how the consideration should be allocated. It also clarifies the method to allocate revenue in an arrangement using the estimated selling price. This guidance was effective for revenue arrangements entered into or materially modified beginning October 1, 2010. We adopted this update during fiscal 2011.  This adoption did not materially impact revenue in the periods presented or the methods in which we have historically reported revenues.

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company is currently evaluating the impact of adopting the updated fair value guidance, and it does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income but will change the Company’s presentation of comprehensive income in the condensed consolidated financial statements for the period ending December 31, 2011.

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis, early adoption is permitted. The Company will consider adopting the guidance when completing its annual impairment test during the fourth quarter of 2012 and does not believe the adoption of this guidance will have an impact on its consolidated financial statements.

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

There are no assets and liabilities measured at fair value on a recurring or nonrecurring basis.  The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration.  The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates.  Some of our long-term fixed rate debt was adjusted to a market rate on June 30, 2010. The other long-term fixed rate debt agreements were initiated in February 2011.  Our interest rate swap expired under its terms in fiscal 2011.

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

In fiscal 2011 and 2010, we spent $534 and $546, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

(o)	Comprehensive Income (Loss)

We report comprehensive income (loss) in the consolidated statement of shareholders’ equity and comprehensive income (loss).  Other comprehensive income (loss) represents changes in shareholders’ equity and is comprised of foreign currency translation adjustments.

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

3.  SALE OF PREFERRED SHARES AND WARRANTS (not in thousands)

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

The designation, rights, preferences and other terms and provisions of the Series A preferred shares are set forth in the Certificate of Designation.  Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election.  After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination of cash and common shares, a “make-whole” payment of $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion.  Class A Warrants are exercisable immediately and expire in May 2016.  Class B Warrants are exercisable immediately and expire in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million.  We intend to use the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

The holders of the preferred shares are not entitled to vote together with common shareholders unless converted to common shares. The Series A preferred shares are considered to be an equity instrument. The warrants have been accounted for as equity and valued using the Black Scholes pricing model. The assumptions used to compute the fair value of the warrants at the time of issuance were as follows:

	Warrant A	Warrant B

Risk-free interest rate	1.87%	0.18%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	106.91%	116.01%
Expected life of the options (years)	5.0	1.0

Fair value per share	$1.433	$0.779

The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86.  Adding in the total possible dividend for the preferred shares of 18% over three years, or $991,080, the total calculated fair value of the preferred shares was $6.112 million.  We then allocated the gross proceeds of the offering of $5.506 million based on the relative calculated fair values for the preferred shares and warrants described above.

We have also recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $1.446 million. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately charged through accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $3.277 million.  This will be the only deemed distribution recorded for the Series A preferred shares included in this offering.  Further, because the preferred dividends or make-whole payments are payable any time after the closing on May 11, 2011 at the option of the holder, we recognized the full value, $991,080, as a liability included in accounts payable and charged immediately through accumulated deficit.  There will be no other dividends recorded for the Series A preferred shares included in this offering.

As of September 30, 2011, 3,371 preferred shares have been converted into 1,997,193 common shares and 33,120 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. No warrants have been exercised as of September 30, 2011.  At September 30, 2011, 2,135 preferred shares and 2,753,000 warrants remained outstanding.  Also at September 30, 2011, $334,327 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends.

4.  LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding.  The net loss applicable to common shareholders for fiscal 2011 is the net of the net income for the year less the deemed dividend for the Series A preferred shares from the May 2011 registered direct offering described in Note 3 and less the dividends earned on the outstanding Series A preferred shares.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options.  We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the fiscal years ended September 30, 2011 and 2010 because they were anti-dilutive.    Warrants for 2,753,000 common shares and preferred shares for 2,753,000 common shares were not considered in computing diluted earnings per share for fiscal 2011 because they were also anti-dilutive.

[Remainder of page intentionally left blank.]

The following table reconciles our computation of basic net loss per share to diluted net loss per share:

	Years Ended September 30,
	2011	2010
Basic net loss per share:

Net income (loss)	$543	$(2,691)

Less: Deemed dividend for Series A Preferred Shares	(3,277)	—

Less: Preferred dividend	(991)	—

Net loss applicable to common shareholders	$(3,725)	$(2,691)

Weighted average common shares outstanding	5,667	4,915

Basic net loss per share	$(0.66)	$(0.55)

Diluted net loss per share:

Net loss applicable to common shareholders	$(3,725)	$(2,691)

Weighted average common shares outstanding	5,667	4,915

Diluted net loss per share	$(0.66)	$(0.55)

5.  INVENTORIES

Inventories at September 30 consisted of the following:

	2011	2010
Raw materials	$1,352	$1,534
Work in progress	379	283
Finished goods	309	218
	$2,040	$2,035
Obsolescence reserve	(404)	(362)
	$1,636	$1,673

6.  LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2011 and 2010 was $6,222 and $4,334, respectively. Accumulated amortization on capital leases at September 30, 2011 and 2010 was $4,086 and $2,736, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

During fiscal 2011, we added $1,888 in equipment to our U.S. and U.K. bioanalytical laboratories through new capital lease arrangements.  In fiscal 2010, we did not acquire any new equipment through capital lease arrangements. On February 1, 2010, we conducted a sale and leaseback of some of our unencumbered laboratory equipment with a term of 36 months and a monthly payment of $19.  Future minimum lease payments on capital leases at September 30, 2011 for the next five years are as follows:

	Principal	Interest	Total
2012	$613	$117	$730
2013	309	59	368
2014	254	41	295
2015	270	25	295
2016	238	7	245
	$1,684	$249	$1,933

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2016. The UK building lease expires in 2023 but includes an opt out provision after 7 years, or in fiscal 2015. Certain of these leases contain renewal options. Total rental expense under these leases was $441 and $439 in fiscal 2011 and 2010, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2011 are as follows:

2012	$432
2013	421
2014	417
2015	351
2016	342
After 2016	2,240
$4,203

[Remainder of page intentionally left blank.]

7.  DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2011	2010

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40. Interest is fixed at 7.1% through June 30, 2010, and thereafter fixed at 4.1%. Collateralized by underlying property. Due November, 2012.	$3,573	$3,896

Mortgage note payable to a bank, payable in monthly principal and interest installments of $19. The interest rate is 6.1%. Collateralized by underlying property. Due February, 2011. (a)	—	1,346

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17. Interest is fixed at 7.1% through June 30, 2010, and thereafter fixed at 4.1%. Collateralized by underlying property. Due November, 2012.	1,674	1,809

Note payable to a bank, payable in monthly principal installments of $9 plus interest. The interest rate is 6.1%. Collateralized by West Lafayette and Evansville properties. Due December, 2010. (a)	—	1,096

Replacement note payable to a bank, payable in monthly principal installments of $14 plus interest. The interest rate is 7.5%. Collateralized by West Lafayette and Evansville properties. Due November, 2012. (a)	1,245	—

Note payable to Algo Holdings, payable in monthly installments of $10. There is no interest on this note if paid within terms. Due May 1, 2012. See Note 12.	85	185
	$6,577	$8,332

Less current portion	735	1,855

	$5,842	$6,477

The following table summarizes our principal payment obligations for the years ending September 30:

2012	$735
2013	5,842
$6,577

Cash interest payments of $647 and $1,067 were made in 2011 and 2010, respectively.

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,500.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,247.  The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

(a) On November 29, 2010, we executed amendments on two loans with Regions.  Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011.  The principal payments were made on December 17, 2010 and February 11, 2011, respectively.  Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest.   The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.  At September 30, 2011, the replacement note payable had a balance of $1,245.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us.  Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio.  The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00.  Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00.  Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. At September 30, 2011, we were in compliance with these ratios. Based on projections for fiscal 2012, we expect to be in breach of the Regions fixed charge covenant for our first fiscal quarter due to lower than expected income, which we do not expect to continue into the remainder of fiscal 2012.  On December 20, 2011, Regions waived compliance with this covenant for the period ending December 31, 2011.  As a result of our  first fiscal quarter results, we will likely be out of compliance with the fixed charge coverage for the second fiscal quarter ending March 31, 2012, as our covenants are calculated on a fiscal year cumulative basis, when we will again need to obtain a waiver from Regions.  Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2013.  We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances.  We may be unsuccessful in renegotiating the terms of the debt or they may be unfavorable to us.  For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

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

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2011, with minimum monthly interest of $15.  Interest is paid monthly.  The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee.  Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable.  Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.  On December 23, 2010, we negotiated an amendment to this Credit Agreement.  As part of the amendment, the maturity date was extended to January 31, 2013.  The Amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500 and waived all non-compliances with this covenant through the date of the Amendment. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

At September 30, 2011, we had available borrowing capacity of $2,462 on this line, of which $1,346 was outstanding.

8.  INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2011	2010
Deferred tax assets - Current:
Inventory	$236	$232
Accrued compensation and vacation	271	283
Accrued expenses and other	118	171
Total current deferred tax assets	625	686

Deferred tax liabilities – Current:
Prepaid expenses	(116)	(136)
Total net current deferred tax assets	509	550

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	1,585	2,396
Stock compensation expense	29	416
Foreign net operating loss	1,326	1,592
Foreign tax credit carryover	119	119
AMT credit carryover	45	13
Total noncurrent deferred tax assets	3,104	4,536

Deferred tax liabilities - Noncurrent:
Basis difference for fixed assets	(562)	(709)
Basis difference for intangibles	(21)	(448)
	(583)	(1,157)

Total net noncurrent deferred tax assets	2,521	3,379

Valuation allowance for net deferred tax assets	(3,030)	(3,929)
Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2011	2010
Current:
Federal	$37	$-
State and local	13	(345)
Foreign	-	-

Deferred:
Federal	-	-
State and local	-	-
Foreign	-	12
Income tax expense	$50	$(333)

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2011	2010
Statutory federal income tax rate	34 .0%	(34 .0)%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	1 .4	—
Nondeductible expenses	11 .6	3 .2
Nontaxable foreign (gains) losses	—	4 .6
Uncertain tax positions	—	(15 .6)
Valuation allowance changes	(39 .4)	33 .3
Other	0 .9	(2 .5)

Effective income tax rate	8 .5%	(11 .0)%

In fiscal 2011 and 2010, our foreign operations generated losses before income taxes of $745 and $993, respectively.  We have foreign net operating loss carryforwards of $4,735 that have an indefinite life under current UK tax law.  We have a valuation allowance for the deferred tax asset related to the foreign net operating losses.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration.  The valuation allowance in fiscal 2011 and 2010 was $1,706 and $2,337, respectively for our domestic operations.   Payments made in fiscal 2011 and 2010 for income taxes amounted to $8 and $3, respectively.

At September 30, 2011, we had domestic net operating loss carryforwards of approximately $2,645 for federal and $8,030 for state, which expire from September 30, 2013 through 2028.  Also, we have a foreign tax credit carryforward of approximately $119, which expires September 30, 2016.  Further, we have an alternative minimum tax credit carryforward of approximately $45 available to offset future federal income taxes.  This credit has an unlimited carryforward period.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2011, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Change in unrecognized tax benefits:
	2011	2010
Balance at beginning of the year	$30	$473
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	(14)	(344)
Settlements	-	(99)
Balance at end of the year	$16	$30

As noted in the table above, we had a reduction of $14 in our gross uncertain tax positions during fiscal 2011 based on correspondence with a state taxing authority.  For fiscal 2010, we had a reduction of $443 in our gross uncertain tax positions during fiscal 2010. This was a result of the settlement of our state tax litigation.  We paid approximately $98 and released the remaining $345 of unrecognized tax benefits associated with our state tax litigation.

We are no longer subject to U.S. federal tax examinations for years before 2007 or state and local for years before 2006, with limited exceptions.  For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.  Furthermore, we are no longer subject to income tax examinations in the United Kingdom for years prior to 2006.

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

The maximum number of common shares that may be granted under the Plan is 500 shares.  At September 30, 2011, 35 shares remain available for grants under the Plan.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2011	2010
Risk-free interest rate	3.08%	2.85%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	90.00%- 91.00%	55.00%-96.00%
Expected life of the options (years)	8.0	8.0

A summary of our stock option activity and related information for the years ended September 30, 2011 and 2010, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2009	620	$5.97
Exercised	-	$-
Granted	432	$1.06	$0.89
Terminated	(347)	$6.58
Outstanding - September 30, 2010	705	$2.66	$1.82	8.2	$9

Outstanding - October 1, 2010	705	$2.66
Exercised	-	$-
Granted	27	$2.24	$1.84
Terminated	(59)	$2.54
Outstanding - September 30, 2011	673	$2.65	$1.83	7.2	$69

Exercisable at September 30, 2011	288	$4.22	$2.75	5.4	$12

A summary of non-vested options for the year ended September 30, 2011 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2010	520	$1.27
Granted	27	$1.84
Vested	(108)	$1.71
Forfeited	(54)	$1.61
Non-vested options at September 30, 2011	385	$1.14

No options were exercised in fiscal years 2011 and 2010.   As of September 30, 2011, our total unrecognized compensation cost related to non-vested stock options was $291 and is expected to be recognized over a weighted-average service period of 1.53 years.

The following table summarizes outstanding and exercisable options as of September 30, 2011 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$0.79 - 2.80	420	8 .74	$1 .12	73	$1 .08
$2.81 - 4.59	114	3 .70	$4 .28	104	$4 .36
$4.60 - 8.79	139	5 .52	$5 .96	111	$6 .17

10.  RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2011 and 2010. Similar to fiscal 2010, we suspended our match of the employee contribution as part of our cost reduction efforts.  Contribution expense was $15 and $43 in fiscal 2011 and 2010, respectively.  The amounts recorded in fiscal 2011 relate to statutory contributions for our European location.

11.  SEGMENT INFORMATION

We operate in two principal segments – contract research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers, and medical research institutions. We evaluate performance and allocate resources based on these segments. Certain of our assets are not directly attributable to the Services or Products segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. We do not allocate such items to the principal segments because they are not used to evaluate their financial position. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

(a)	Operating Segments

	Years Ended September 30,
	2011	2010
Revenue:
Service	$25,613	$21,864
Product	7,531	6,917
	$33,144	$28,781

Operating income (loss):
Service	$745	$(2,350)
Product	542	353
	$1,287	$(1,997)

Corporate Expenses	694	1,027

Income (loss) before income taxes	$593	$(3,024)

	Years Ended September 30,
	2011	2010
Identifiable assets:
Service	$18,121	$17,309
Product	7,674	7,406
Corporate	6,551	5,028
	$32,346	$29,743

Goodwill, net:
Service	$1,009	$1,009
Product	374	374
	$1,383	$1,383

Intangible assets, net:
Service	$54	$84
Product	—	—
	$54	$84

Depreciation and amortization:
Service	$1,899	$2,108
Product	235	215
	$2,134	$2,323

Capital Expenditures:
Service	$1,098	$383
Product	76	67
	$1,174	$450

(b)	Geographic Information

	Years Ended September 30,
	2011	2010
Sales to External Customers:
North America	$29,451	$25,578
Pacific Rim	912	500
Europe	2,542	2,495
Other	239	208
	$33,144	$28,781

Long-lived Assets:
North America	$20,871	$20,650
Europe	1,101	459
	$21,972	$21,109

(c)	Major Customers

With the signing of the Preferred Provider Agreement (“PPA”) with Pharmasset, Inc. in the first quarter of the current fiscal year, Pharmasset, Inc.  has become our largest client, accounting for approximately 14.5% of our total revenues in fiscal 2011 and 6.3% of our total trade accounts receivable at September 30, 2011.  Pfizer, Inc. remains a large client, accounting for approximately 5.2% and 7.0% of our total revenues in fiscal 2011 and 2010, respectively. Pfizer, Inc. accounted for 4.2% and 4.7% of total trade accounts receivable at September 30, 2011 and 2010, respectively.

12.  SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets.  We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform.  In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease.  In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor.  We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest.  We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses.  At September 30, 2011, the balance of this liability was $85.

[Remainder of page intentionally left blank.]

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bioanalytical Systems Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Fort Wayne, Indiana
December 29, 2011

 ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were not effective for the reasons discussed in the section below entitled, Management’s Report on Internal Control over Financial Reporting.

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

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified two material weaknesses in the computations of the deemed dividend related to our equity offering and debt covenant compliance.

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

With respect to the computation of debt covenants, we miscalculated the projected covenant compliance for fiscal 2012.  Our computation and the corrected computation both projected a breach of our fixed charge coverage covenant for the first fiscal quarter of 2012, for which we obtained a waiver from Regions Bank on December 20, 2011.  Our calculated compliance as of September 30, 2011 was correct.

As a corrective action, on future unusual and non-recurring transactions, we intend to seek the counsel of other experts in accounting before discussions with our auditors.  Also, we have instituted an additional level of review of covenant compliance calculations in fiscal 2012.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2011. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.  Information required by Part III, Item 10 is incorporated herein by this reference from the Company’s Proxy Statement for the 2012 Annual Meeting.

Name	Age	Position
John B. Landis, Ph.D.	58	Chairman
Larry S. Boulet	65	Director
David W. Crabb, M.D.	58	Director
David L. Omachinski	59	Director
A. Charlene Sullivan, Ph.D.	62	Director
Anthony S. Chilton, Ph.D.	55	Director, President and Chief Executive Officer

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

David L. Omachinski was elected as a director of the Company on October 8, 2009.  Mr. Omachinski is currently an executive management consultant.  From 1993 to 2005, he served in various executive management positions with Oshkosh B'Gosh, Inc., including President, Chief Operating Officer, Chief Financial Officer, Vice President of Finance and Treasurer.  Mr. Omachinski also previously held various executive roles with Schumaker, Romenesko & Associates, S.C., a Wisconsin-based, full service, regional accounting firm. Mr. Omachinski also serves on the board of Anchor BanCorp Wisconsin, Inc. since 1999, the University of Wisconsin-Oshkosh Foundation since 2003, and Chamco, Inc. since 2002.  Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin-Oshkosh and is a certified public accountant.  Mr. Omachinski is the Chairman of the Board of Directors and Chair of the Audit Committee of Anchor Bancorp.  On June 26, 2009, Anchor Bancorp and the Bank each consented to the issuance of an Order to Cease and Desist (together, the "Orders") by the Office of Thrift Supervision (the "OTS"). The Orders require Anchor Bancorp and its directors, officers and employees to cease and desist from engaging in any unsafe and unsound practices that resulted in the operation of Anchor Bancorp with insufficient liquidity and earnings and an inadequate level of capital for its risk profile or the Bank operating at a loss, with a large volume of adversely classified assets, or with an inadequate level of capital for the kind and quality of assets held.  The Orders require Anchor Bancorp and the Bank to notify, and in some cases receive permission from, the OTS prior to making certain payments, incurring indebtedness, entering into certain contractual arrangements or changing its management or directors.  Further, the Orders require each of Anchor Bancorp and the Bank to submit financial plans to the OTS within a prescribed period of time.  Finally, the Bank must meet and maintain certain core capital and total risk-based capital ratios.

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

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize.  Larry S. Boulet, David Omachinski and A. Charlene Sullivan are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Boulet and Mr. Omachinski is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

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

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Election of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions “Election of Directors - Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference in response to this item.

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

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

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
Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

	10.2	Form of Grant of non-qualified stock options dated April 1, 2004 to Michael R. Cox (*) (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2004).

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

10.10
Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

10.11
Agreement for Lease, by Bioanalytical Systems, Inc. and Forum Financial Services, dated January 22, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.12
Amendment to Employment Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.13
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 1, 2010 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the fiscal quarter ended December 31, 2009).

10.14
Amendment to Employment Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated April 15, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2010).

10.15
Employee Incentive Stock Option Agreement between Michael R. Cox and Bioanalytical Systems Inc. dated April 15, 2010 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2010).

	10.16	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).

10.17
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated May 12, 2010 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the fiscal quarter ended June 30, 2010).

10.18
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

10.19
Employment Agreement between Alberto F. Hidalgo and Bioanalytical Systems Inc., dated August 18, 2010 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2010).

10.20
Non-Qualified Employee Stock Option Agreement between Alberto F. Hidalgo and Bioanalytical Systems Inc., dated August 18, 2010 (incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended September 30, 2010).

	10.21	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

Number		Description of Exhibits

	10.22
Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.23	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.24
Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.25
Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated February 24, 2011 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the fiscal quarter ended March 31, 2011).

	10.26
Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.27	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

	10.28	Amendment No. 2 to Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc, dated September 30, 2011 (filed herewith).

	10.29	Waiver letter, dated December 20, 2011, from Regions Bank (filed herewith).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 29, 2011	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: December 29, 2011	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Anthony S. Chilton	Director, President and Chief Executive	December 29, 2011
Anthony S. Chilton	Officer (Principal Executive Officer)

/s/ Michael R. Cox	Vice President, Finance and	December 29, 2011
Michael R. Cox	Administration, Chief Financial Officer
and Treasurer (Principal Financial and Accounting Officer)

/s/ John B. Landis, Ph.D.	Chairman	December 29, 2011
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	December 29, 2011
Larry S. Boulet

/s/ David W. Crabb	Director	December 29, 2011
David W. Crabb

/s/ David L. Omachinski	Director	December 29, 2011
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	December 29, 2011
A. Charlene Sullivan, Ph.D.