Form 10-K/A
period 2011-09-30
BIOANALYTICAL SYSTEMS INC
filed 2012-02-14
CIK 720154

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

Documents Incorporated by Reference

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Bioanalytical Systems Inc. Company (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2011 (the “Original Filing”).  Since we did not file our definitive proxy statement within 120 days of our fiscal year ended September 30, 2011, we are filing this Amendment to include the information required by Part III, which was omitted from the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2011. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of Form 10-K as originally filed on December 29, 2011, which is incorporated herein by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation’s directors and executive officers and persons who beneficially own more than ten percent of BASi’s Common Shares and any other person subject to section 16(a) with respect to BASi to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares and other equity securities. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2011.

ITEM 11-EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee and Compensation Methodology

During the 2011 fiscal year, the Compensation Committee of the Board was responsible for administering the compensation and benefit programs for BASi's team members, including the executive officers. Historically, the Compensation Committee annually reviewed and evaluated cash compensation and stock option award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to BASi's executive officers. The Compensation Committee examined these recommendations in relation to BASi's overall objectives and made compensation recommendations to the Board for final approval. The Compensation Committee also historically sent to the Board for approval its recommendations on compensation for President and Chief Executive Officer, who does not participate in the decisions of the Board as to his compensation package. The President and Chief Executive Officer was not a member of the Compensation Committee during the 2011 fiscal year.

BASi has not hired a compensation consultant to review its compensation practices. The compensation of BASi's executives who were employees as of September 30, 2007 was frozen by the Compensation Committee at the last fiscal year’s 2008 compensation level through fiscal 2011 as part of the effort to return the Company to profitability. This group did not include Dr. Chilton, who was hired in December 2008.

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

Employment Agreements and Post-Termination Payments

BASi has Employment Agreements with Messrs. Chilton, Cox and Hidalgo and had an Employment Agreement with Mr. Shepperd.

Employment Agreement with Dr. Anthony S. Chilton

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

On January 27, 2010, Dr. Chilton was elected as the interim President of the Company.

On February 1, 2010, BASi and Dr. Chilton entered into an Amended and Restated Employment Agreement. Under the amended Employment Agreement, the Company extended the term of Dr. Chilton's employment until January 31, 2013. The amended Employment Agreement provides that, during any period Dr. Chilton serves as Interim President of the Company, (a) his base salary will be increased to $19,105 per month, and (b) he will receive a cash bonus equal to two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense and amortization expense of the Company for that period ("EBITDA Bonus"). In addition to reimbursement of business expenses in accordance with the Company’s standard reimbursement policies, Dr. Chilton will be entitled to reimbursement for reasonable living expenses in the Lafayette, Indiana area during the term of his employment, and reasonable travel expenses for travel to and from his residence in Alpharetta, Georgia. The Company has also agreed to provide Dr. Chilton a $600 monthly car allowance and certain other benefits consistent with other executive level employees.

The Employment Agreement also provides that if Dr. Chilton becomes the Company's President and Chief Executive Officer, then (i) his base salary will increase to $21,188.33 per month, (ii) he will receive a grant of options to purchase an additional 125,000 common shares of the Company on the date he is elected to those positions and grants of additional options to purchase 25,000 common shares on the first and second anniversaries of the date of the Employment Agreement, (iii) he will continue to earn the EBITDA Bonus, and (iv) he will be elected to the Company's Board of Directors. All of the options will be granted at an exercise price that is equal to the fair market value of the common shares on the date of grant. The options granted on the date of Dr. Chilton's election would vest in three equal installments on January 31, 2011, 2012 and 2013. The options granted in 2011 would vest in two equal installments on January 31, 2012 and 2013 and the options granted in 2012 would vest on January 31, 2013.

According to the Employment Agreement, if Dr. Chilton's employment is terminated without Cause (as defined in the Employment Agreement) or he resigns for "Good Reason" (as defined in the Employment Agreement), then the Company shall (a) pay Dr. Chilton (i) his current salary through the termination date or resignation date; (ii) all vacation accrued as of date of resignation or termination, and (iii) all bonuses earned but not paid as of the date of termination or resignation; and (b) pay Dr. Chilton as compensation for loss of office twelve (12) months base salary at the then current salary, provided that such payments shall cease if Dr. Chilton becomes employed during such period.  If Dr. Chilton is terminated for Cause or resigns without Good Reason, the Company will pay Dr. Chilton (x) his earned but unpaid then-current base salary through the date of termination or resignation (y) all vacation accrued as of the date of termination resignation and (z) all bonuses earned but not paid as of the date of termination or resignation.

The Agreement provides that Dr. Chilton could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.”

On May 13, 2010, Dr. Chilton was elected as President and Chief Executive Officer of the Company.

Employment Agreement with Michael R. Cox

On November 6, 2007, BASi entered into an Employment Agreement with Mr. Cox to serve as Vice President, Finance and Administration and Chief Financial Officer of BASi. Pursuant to the terms of the agreement between BASi and Mr. Cox, the agreement has an initial term that ends on December 30, 2010, but this employment term can be extended for successive one year periods unless either BASi or Mr. Cox gives the other party written notice at least 90 days before the end of the term.

Mr. Cox’s Employment Agreement provides for a base salary of $165,000 per year, which may be increased by the Company. Mr. Cox is also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

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

On April 15, 2010, BASi entered into an Amendment to the Employment Agreement with Mr. Cox. The Amendment revised the definition of a "Change of Control" to exclude the filing of a Form 13-D with the Securities and Exchange Commission as a triggering event.  The Amendment further stipulates that no event constituting a Change of Control from the filing of Form 13-D prior to the date of the Amendment has occurred or will be asserted.   Additionally, the term of Mr. Cox's employment was extended until December 30, 2011.

On September 30, 2011, BASi entered into an Amendment to the Employment Agreement (Amended Agreement) with Michael R. Cox. The Amended Agreement provides that it will expire on December 31, 2011, unless the Company notifies Mr. Cox that it desires to extend the term of the agreement for up to three months.  On December 29, 2011, the Company notified Mr. Cox of its election to extend the term of his amended employment agreement until March 31, 2012. Upon expiration of the agreement, Mr. Cox's employment with the Company will terminate, and, so long as Mr. Cox has continued to perform his duties in a manner consistent with his past performance and executes a severance agreement and release in a form acceptable to the Company, Mr. Cox will be entitled to receive monthly payments at a rate equal to his then-current salary for a period of twelve months following the expiration date.

Employment Agreement with Alberto Hidalgo

On August 18, 2010, BASi entered into an Employment Agreement with Mr. Hidalgo to serve as Vice President, Business Development and Marketing of BASi. Pursuant to the terms of the agreement between BASi and Mr. Hidalgo, the agreement has an initial term that ends on December 30, 2011, but this employment term can be extended for successive one year periods unless either BASi or Mr. Hidalgo gives the other party written notice at least 90 days before the end of the term. Neither party gave written notice to terminate the contract at December 30, 2011.

Mr. Hidalgo’s Employment Agreement provides for a base salary of $163,600 per year, which may be increased by the Company. Mr. Hidalgo is also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provides that Mr. Hidalgo could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.” If he is terminated by BASi without "cause", or if Mr. Hidalgo terminates his employment for "good reason" he would be entitled to the following:

•	Mr. Hidalgo's base salary, payable monthly for 3 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

In addition, the non-solicitation provision of Mr. Hidalgo's employment contract will not apply in the event of termination without cause or resignation with good reason.

Employment Agreement with Richard M. Shepperd

On January 12, 2009, BASi entered into an Amendment to Employment Agreement with Mr. Shepperd. The Amendment reduced Mr. Shepperd's base salary from $35,000 per month to $20,000 per month.  Partially offsetting this, the Amendment provided for a new housing allowance of $1,000 per month, for a total of $12,000 in calendar 2009.  The Amendment also contemplated that, if a "Change in Control" (as defined in the employment contract) occurs prior to the end of the term of the Agreement, Mr. Shepperd will receive a bonus payment of $201,600.

The agreement provided that Mr. Shepperd could be entitled to certain severance benefits following termination of employment. If he is terminated by BASi without "cause", or if Mr. Shepperd terminates his employment for "good reason," he would be entitled to the following:

•	Mr. Shepperd's base salary through December 31, 2009, to be paid monthly;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

In addition, the non-solicitation provisions of Mr. Shepperd’s employment contract will not apply in the event of termination without cause or resignation with good reason.

The agreement further provides that if Mr. Shepperd's employment ends for any reason other than termination without cause or resignation with “good reason,” Mr. Shepperd shall receive his earned but unpaid salary through the date of termination, all bonus amounts earned but not paid as of the date of termination and all vacation accrued through the date of such termination.

On January 27, 2010, Mr. Shepperd retired as President of the Company and retired as Chief Executive Officer and as a director of the Company on February 12, 2010. In connection with Mr. Shepperd's retirement from the Company, the Board of Directors approved a retirement payment to Mr. Shepperd of $120,000, payable in twelve equal monthly installments commencing March 1, 2010.

Change-in-Control Agreements

Dr. Chilton’s, Mr. Cox’s and Mr. Hidalgo’s Employment Agreements contain a change in control feature. Under this Employment Agreement, if Dr. Chilton, Mr. Cox or Mr. Hidalgo is “involuntarily terminated” for any reason following a change in control, Dr. Chilton or Mr. Cox would receive an amount equal to his monthly base salary for the 12 months prior to termination payable for at least 2 years and Mr. Hidalgo would receive an amount equal to his monthly base salary for the 12 months prior to termination payable for at least 1 year. Each would also be eligible for any special bonus program and be eligible to participate in Company sponsored benefits, savings and retirement plans, practices, policies and programs, with the employee contribution paid by the employee.

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

A "change in control" is defined in Dr. Chilton’s Employment Agreements as (1) approval by shareholders of the Company of (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which holders of its common shares immediately prior to the consolidation or merger have substantially the same proportionate ownership of voting common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; (2) a change in the majority of members of the Board of Directors of the Company within a twenty-four (24) month period unless the election, or nomination for election by the Company shareholders, of each new director was approved by a vote of two-thirds (2/3) of the directors then still in office who were in office at the beginning of the twenty-four (24) month period; or (3) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination do not hold, directly or indirectly, more than fifty percent (50%) of the share of voting common stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the shares of voting common stock of the combined company, any shares received by affiliates (as defined in the rules of the SEC) of such other company in exchange for stock of such other company).

Executive Compensation Tables

Fiscal 2011 Summary Compensation Table

The following narrative, tables and footnotes describe the "total compensation" earned during BASi's 2011 fiscal year by BASi's named executive officers (each, an “NEO” and together, the “NEOs”). The total compensation presented below does not reflect the actual compensation received by BASi's NEOs or the target compensation of BASi's NEOs during its 2011 fiscal year because there was no value realized by BASi's NEOs during its 2011 fiscal year from long-term incentives (exercise of options).

The individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during BASi's 2011 and 2010 fiscal years. The terms of the Employment Agreements governed the base salary for Messrs. Chilton, Cox, Hidalgo and Shepperd.

Bonus. The amounts presented as bonuses for Dr. Chilton below represent a sign on bonus paid in two equal installments per his employment agreement in fiscal 2009 and an accrued cash bonus of 2% of EBITDA per his amended employment agreement in fiscal 2010. The amount presented as a bonus for Mr. Cox in fiscal 2011 is related to his efforts in successfully completing BASi’s public equity offering in May 2011. No other bonuses were paid or accrued in fiscal 2010 or 2011 for any other NEO.

Option Awards. The awards disclosed under the heading "Option Awards" consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2011 in accordance with FASB ASC Topic 718. The grant date fair value of the option awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include BASi's actual operating performance, Common Share price fluctuations, differences from the valuation assumptions used, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting. Assumptions used in the calculation of the grant date fair value are included in Note 9 in the Notes to Consolidated Financial Statements in BASi’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

All Other Compensation. The amounts included under “All Other Compensation” are described in the footnotes to the table.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)		Option Awards (1) ($)		All Other Compensation ($)		Total ($)
Richard M. Shepperd, President & Chief Executive Officer (2)	2010	90,000		—		—		130,036	(3)	220,036
Anthony S. Chilton, Ph.D., President, Chief Executive Officer;	2010	227,200	(5)	32,403	(6)	121,100	(7)	28,667	(8)	409,370
Director (4)	2011	254,256		69,936	(9)	46,325	(10)	49,450	(11)	419,967
Michael R. Cox, Vice President, Finance and Chief Financial Officer	2010	165,000		—		22,800	(14)	—		187,800
(12)	2011	165,000		20,000	(13)	—		—		185,000
Alberto Hidalgo, Vice President, Business Development and	2010	19,312		—		25,230	(16)	—		44,542
Marketing (15)	2011	163,600		—		—		—		163,600

(1) Represents the aggregate grant date fair value of the stock option awards granted in fiscal years 2011 and 2010 in accordance with FASB ASC Topic 718. There was one stock option grant to an NEO in fiscal 2011 and four grants to an NEO in fiscal 2010.

(2) On January 27, 2010, Mr. Shepperd retired as President of the Company and retired as Chief Executive Officer and as a director of the Company on February 12, 2010.

(3) Retirement payment approved by the Board of Directors upon Mr. Shepperd’s retirement of $120,000 plus a housing allowance of $1,000 per month per amended employment agreement with Mr. Shepperd executed on January 12, 2009, as discussed above plus vacation payout of $5,536 for vacation accrued up to his retirement.

(4) Dr. Chilton was hired on December 1, 2008, during fiscal 2009. On January 27, 2010, Dr. Chilton was elected as the interim President of the Company. On May 13, 2010, Dr. Chilton was elected as President and Chief Executive Officer of the Company.

(5) Per amendment to the employment agreement executed on February 1, 2010, as discussed above, Dr. Chilton’s base salary was increased to $19,105 per month for the months in which he served as the Interim President of the Company. His base salary was increased again to $21,188 per month when, on May 13, 2010, he was elected as the President and Chief Executive Officer of the Company.

(6) EBITDA bonus per amended employment agreement accrued in fiscal 2010, paid in fiscal 2011.

(7) Grant date fair value of two new grants in fiscal 2010. The first grant was on February 1, 2010 for 25,000 options on common shares, vesting evenly beginning January 31, 2011 and each successive year through January 1, 2013. The second grant was on May 12, 2010 for 125,000 options on common shares, vesting evenly beginning on January 31, 2011 and each successive year through January 31, 2013. As of January 31, 2012, 100,000 option shares have vested and are exercisable.

(8) $600 monthly car allowance and reimbursement of reasonable living and travel expenses per amended employment agreement with Dr. Chilton signed on February 1, 2010.

(9) EBITDA bonus per amended employment agreement accrued in fiscal 2011, paid in fiscal 2012.

(10) Grant date fair value of new grant on February 24, 2011 for 25,000 options on common shares, vesting evenly beginning January 31, 2012 through January 1, 2013. As of January 31, 2012, 12,500 option shares have vested and are exercisable.

(11) $600 monthly car allowance and reimbursement of reasonable living and travel expenses per amended employment agreement with Dr. Chilton signed on February 1, 2010.

(12) Effective October 4, 2007, Mr. Cox also assumed the responsibilities of Chief Administrative Officer. In April, 2010, as discussed above, Mr. Cox entered into a new employment agreement and was awarded additional stock option grants. On September 30, 2011, as discussed above, Mr. Cox entered into an amended employment agreement that originally expired on December 31, 2011 but was extended until March 31, 2012.

(13) Bonus related to efforts in completing the May 2011 public equity offering.

(14) Grant date fair value of new grant on April 15, 2010 for 20,000 options on common shares, vesting in equal installments beginning April 15, 2011 and each successive year through April 15, 2013. As of January 31, 2012, 6,666 shares have vested and are exercisable.

(15) Mr. Hidalgo was hired on August 18, 2010 and was not included as an NEO in fiscal 2010.

(16) Grant date fair value of new grant on August 18, 2010 for 30,000 options on common shares, vesting in equal installments beginning August 18, 2012 and each successive year through August 15, 2015. As of January 31, 2012, zero shares have vested and are exercisable.

Outstanding Equity Awards at Fiscal Year-End Table

BASi has awarded stock options to members of its senior management and other BASi team members. The terms of these awards typically provide for vesting over a defined period of time. Option awards generally have a four-part vesting schedule in which the first of the four installments vests on the second anniversary of the grant date. Each subsequent one-fourth installment thereafter vests on the anniversary of the grant date for the next three years; however, the Compensation Committee and the Board have the ability to alter, and occasionally do alter, the vesting schedule to meet specific objectives. The options expire if not exercised within ten years from the date of grant. The following table shows the equity awards granted to BASi's NEOs that were outstanding as of the end of BASi's 2011 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END
OPTION AWARDS

	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Richard M. Shepperd (1)	—	—		—	—
Anthony S. Chilton, Ph.D.	20,000	10,000	(2)	3.53	November 30, 2018
	8,333	16,667	(3)	0.79	January 31, 2020
	41,667	83,333	(4)	0.99	May 11, 2020
	—	25,000	(5)	2.25	February 23, 2021
Michael R. Cox	50,000	—	(6)	4.58	March 31, 2014
	30,000	—		8.60	November 5, 2017
	6,666	13,334		1.35	April 14, 2020
Alberto Hidalgo	—	30,000	(7)	1.00	August 17, 2020

(1)	Mr. Shepperd’s options were forfeited upon retirement.
(2)	Options on 10,000 shares vested on December 1, 2011.
(3)	Options on 8,334 shares vested on January 31, 2012 and 8,333 shares vest on January 31, 2013.
(4)	Options on 41,666 shares vested on January 31, 2012 and 41,667 shares vest on January 31, 2013.
(5)	Options on 12,500 shares vested on January 31, 2012 and 12,500 shares vest on January 31, 2013.
(6)	Options on 6,667 shares vest on April 15, 2012 and 6,667 shares vest on April 15, 2013.
(7)	Options on 7,500 shares vest on August 18, 2012, 7,500 shares vest on August 18, 2013, 7,500 shares vest on August 18, 2014 and 7,500 shares vest on August 18, 2015.

Fiscal 2011 Option Exercises

There were no options exercised by NEOs in fiscal 2011.

COMPENSATION OF DIRECTORS

BASi's compensation package for non-employee directors is generally comprised of cash (annual retainers and board and committee meeting fees) and stock option awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent BASi's shareholders and reflect BASi's position in the industry. With the 2008 Stock Option Plan, BASi intended to better align director and shareholder interests through the use of stock option awards to directors. Actual annual pay varies among directors based on Board committee memberships, committee chair responsibilities and meetings attended. BASi has not adopted guidelines with respect to non-employee director ownership of common shares. Directors who are employees, if any, receive no additional compensation for their service on the Board.

Compensation for non-employee directors during the 2011 fiscal year consisted of the following:

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

Option Awards

The amounts disclosed under the heading "Option Awards" in the table below consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2011 in accordance with FASB ASC Topic 718. In fiscal 2011, there were no common stock options awarded to non-employee directors.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at BASi meetings, including room, meals and transportation to and from Board and committee meetings.   Directors are also encouraged to attend educational programs related to Board issues and corporate governance, which are reimbursed by the Company.

Non-Employee Directors' Compensation Table

The following table shows information regarding the compensation of BASi's non-employee directors for the 2011 fiscal year.

DIRECTOR COMPENSATION FOR FISCAL 2011
Name (1) (2)	Fees paid in cash ($)	Option Awards (3) ($)	All Other Compensation ($)(4)	Total ($)
Larry S. Boulet	9,550	—	—	9,550
David W. Crabb	8,050	—	—	8,050
John B. Landis	6,800	—	—	6,800
David L. Omachinski	6,300	—	346	6,646
A. Charlene Sullivan	7,050	—	—	7,050

(1)	Total options outstanding for each director at fiscal year-end 2011 are as follows: 10,000 outstanding options for each of Dr. Landis, Mr. Omachinski and Dr. Sullivan, respectively; 15,000 outstanding options for Mr. Boulet.
(2)	Mr. Hamot joined our Board of Directors in fiscal 2012 and thus, during fiscal 2011, did not earn any compensation for services on our Board of Directors.
(3)	No common stock options were granted to non-employee directors in fiscal 2011.
(4)	Reimbursement for travel expenses associated with Board meetings.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Common Stock

The following table shows, as of January 31, 2012, the number of common shares owned by our directors, executive officers named in the Summary Compensation Table below, our current directors and executive officers as a group, and beneficial owners known to us to hold more than 5% of our outstanding common shares. As of January 31, 2012, there were 6,972,765 common shares outstanding.

NAME	Shares Owned		Shares Owned Jointly	Shares / Options Owned Beneficially	Total	%
Peter T. Kissinger (1)	427,747		595,910	252,310	1,275,967	18.3
Candice B. Kissinger(1)	250,956		595,910	429,101	1,275,967	18.3
Seth W. Hamot (2), (3)	—		—	1,127,971	1,127,971	16.2
Anthony S. Chilton (3)	142,500	(4)	—	—	142,500	2.0
Michael R. Cox (3)	87,666	(5)	—	—	87,666	1.3
David L. Omachinski (3)	10,000		—	—	10,000	0.1
Larry S. Boulet (3)	8,500	(6)	—	—	8,500	0.1
David W. Crabb (3)	1,300		—	—	1,300	*
Alberto Hidalgo (3)	—		—	—	—	*
John B. Landis (3)	—		—	—	—	*
A. Charlene Sullivan (3)	—		—	—	—	*
9 Executive Officers and Directors as a group	249,966		—	1,127,971	1,377,937	19.8

* Less than 0.1%

(1) Dr. and Mrs. Kissinger’s shares owned beneficially include the shares owned individually by the other spouse and 1,354 shares jointly owned with their children. The address for the Kissingers is 111 Lorene Place, West Lafayette, Indiana 47906.

(2) Shares owned beneficially include 500,000 shares issuable upon conversion of the Company’s Series A convertible preferred stock and 500,000 shares issuable upon exercise of warrants.

(3) Addresses are in care of BASi at 2701 Kent Avenue, West Lafayette, Indiana 47906.

(4) Shares owned include 142,500 exercisable stock options as of January 31, 2012.

(5) Shares owned include 86,666 exercisable stock options as of January 31, 2012

(6) Shares owned include 5,000 exercisable stock options as of January 31, 2012.

Equity Compensation Plan Information

BASi maintains stock option plans that allow for the granting of options to certain key employees and directors of BASi. The following table gives information about equity awards under the stock option plans as of the end of BASi's 2011 fiscal year:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	647,500	$2.57	34,500

Equity compensation plans not approved by security holders (1)	25,000	$4.58	—

Total	672,500	$2.65	34,500

(1) Includes option to purchase 25,000 shares at $4.58 granted to Michael R. Cox on April 1, 2004. This grant is fully vested and expires after 10 years.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Family Relationships

There are no family relationships among the directors and executive officers of BASi.

Certain Relationships and Transactions

The Board reviews transactions with related parties, but has no formal policies in place with respect to such review or the approval of such transactions. There were no transactions with related parties in fiscal 2011.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Audit Committee engaged Crowe Horwath LLP (“Crowe”) as the Company’s independent registered public accounting firm for the audit of the consolidated financial statements for the fiscal years ended September 30, 2011, 2010, 2009 and 2008, (as Crowe Chizek and Company LLC) 2007 and 2006 (as Crowe Chizek and Company LLC).

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

Fees of Independent Registered Public Accountants

The approximate aggregate fees billed for the last two fiscal years for each of the following categories of services are set forth below:

	2011	2010
Audit Fees -
Aggregate fees for annual audit, quarterly reviews	$180,000	$220,000

Tax Fees -
Income tax services related to compliance with tax laws	$30,000	$80,000

All Other Fees -
Services related to the Company’s registered public offering	$60,000	$—

There were no fees for services other than the above paid to the Company’s independent registered public accountants.

BASi’s policies require that the scope and cost of all work to be performed for BASi by its independent registered public accountants must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of BASi, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee and the Chief Financial Officer must review and approve the engagement letter and the estimate before authorizing the engagement. All fees were reviewed and approved by the Audit Committee during fiscal 2011 and 2010. Where fees charged by the independent registered public accountants exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment.

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

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2012	By: /s/ Anthony S. Chilton
Anthony S. Chilton
President and Chief Executive Officer

Date: February 14, 2012	By: /s/ Michael R. Cox
Michael R. Cox
Vice President, Finance and Administration, Chief Financial Officer and Treasurer

