Form 10-Q
period 2011-12-31
BIOANALYTICAL SYSTEMS INC
filed 2012-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

As of February 10, 2012, 6,972,765 of the registrant's common shares were outstanding.

 TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended December 31, 2011 and 2010	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2011 and 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1A	Risk Factors	21

Item 6	Exhibits	21

	Signatures	22

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2011	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,412	$2,963
Accounts receivable
Trade	3,353	4,073
Unbilled revenues and other	1,263	1,116
Inventories	1,862	1,636
Refundable income taxes	6	—
Prepaid expenses	501	585
Total current assets	9,397	10,373

Property and equipment, net	20,751	20,399
Goodwill	1,383	1,383
Intangible assets, net	46	54
Debt issue costs	48	75
Other assets	60	62
Total assets	$31,685	$32,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,643	$1,764
Accrued expenses	1,901	1,762
Customer advances	3,591	3,571
Income tax accruals	16	56
Revolving line of credit	1,253	1,346
Current portion of capital lease obligation	601	613
Current portion of long-term debt	6,389	735
Total current liabilities	16,394	9,847

Capital lease obligation, less current portion	1,118	1,071
Long-term debt, less current portion	—	5,842

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
2,135 Series A shares at $1,000 stated value issued and outstanding at December 31, 2011 and at September 30, 2011	2,135	2,135

Common shares, no par value:
Authorized 19,000,000 shares; 6,972,765 issued and outstanding at December 31, 2011 and 6,945,631 at September 30, 2011	1,705	1,698
Additional paid-in capital	19,480	19,408
Accumulated deficit	(9,197)	(7,706)
Accumulated other comprehensive income	50	51

Total shareholders’ equity	14,173	15,586

Total liabilities and shareholders’ equity	$31,685	$32,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Service revenue	$5,611	$6,143
Product revenue	1,905	1,947
Total revenue	7,516	8,090

Cost of service revenue	5,256	4,668
Cost of product revenue	778	706
Total cost of revenue	6,034	5,374

Gross profit	1,482	2,716
Operating expenses:
Selling	998	685
Research and development	178	112
General and administrative	1,608	1,381
Total operating expenses	2,784	2,178

Operating income (loss)	(1,302)	538

Interest expense	(189)	(235)
Other income	—	7
Income (loss) before income taxes	(1,491)	310

Income taxes	—	—

Net income (loss)	$(1,491)	$310

Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(16)

Comprehensive income (loss)	$(1,492)	$294

Basic net income (loss) per share	$(0.21)	$0.06
Diluted net income (loss) per share	$(0.21)	$0.06

Weighted common shares outstanding:
Basic	6,946	4,915
Diluted	6,946	4,981

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Net income (loss)	$(1,491)	$310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	551	530
Employee stock compensation expense	47	54
Provision for doubtful accounts	3	3
Gain on interest rate swaps	—	(21)
Loss on sale of property and equipment	2	1
Deferred income taxes	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	570	128
Inventories	(226)	55
Refundable income taxes	(46)	—
Prepaid expenses and other assets	110	85
Accounts payable	911	(376)
Accrued expenses	139	(160)
Customer advances	20	136
Net cash provided by operating activities	590	737

Investing activities:
Capital expenditures	(712)	(311)
Net cash used by investing activities	(712)	(311)

Financing activities:
Payments of long-term debt	(188)	(704)
Payments on revolving line of credit	(7,612)	(7,752)
Borrowings on revolving line of credit	7,519	8,017
Payments on capital lease obligations	(151)	(164)
Net cash used by financing activities	(432)	(603)

Effect of exchange rate changes	3	(7)

Net decrease in cash and cash equivalents	(551)	(184)
Cash and cash equivalents at beginning of period	2,963	1,422
Cash and cash equivalents at end of period	$2,412	$1,238

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2011. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2011 and 2010 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2011. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results for the year ending September 30, 2012.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. All options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. Stock based compensation expense for the three months ended December 31, 2011 and 2010 was $47 and $54, respectively. During the three months ended December 31, 2011, there was no stock option activity. There were options on 673 shares outstanding at both December 31, 2011 and September 30, 2011 with a weighted average exercise price of $2.65 per share and a weighted average grant date fair value of $1.83 per share.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the quarter ended December 31, 2011 because they were anti-dilutive. Warrants for 2,753 common shares and 1,068 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2011 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2011	2010
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(1,491)	$310
Weighted average common shares outstanding	6,946	4,915
Basic net income (loss) per share	$(0.21)	$0.06

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(1,491)	$310

Weighted average common shares outstanding	6,946	4,915
Dilutive stock options/shares	—	66
Diluted weighted average common shares outstanding	6,946	4,981

Diluted net income (loss) per share	$(0.21)	$0.06

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2011	September 30, 2011

Raw materials	$1,444	$1,352
Work in progress	549	379
Finished goods	273	309
	$2,266	$2,040
Obsolescence reserve	(404)	(404)
	$1,862	$1,636

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2011.

	Three Months Ended December 31,
	2011	2010
Revenue:
Service	$5,611	$6,143
Product	1,905	1,947
	$7,516	$8,090

Operating income (loss):
Service	$(1,266)	$228
Product	(36)	310
	$(1,302)	$538

6.	INCOME TAXES

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

At December 31, 2011 and September 30, 2011, we had a $16 liability for uncertain income tax positions.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We file income tax returns in the U.S., several U.S. States, and the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2008.

We have an accumulated net deficit in our UK subsidiary. Consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

7.	DEBT

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,300. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,128. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At December 31, 2011, the replacement note payable had a balance of $1,203.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. On December 20, 2011, Regions waived compliance with the fixed charge coverage covenant for the period ending December 31, 2011. We were not in compliance with this covenant at December 31, 2011 due to lower than expected income, which we do not expect to continue into the remainder of fiscal 2012. As a result of our first fiscal quarter results, we will likely be out of compliance with the fixed charge coverage covenant for the second fiscal quarter ending March 31, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to March 31, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loans both contain cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2013, and, thus, we have reported the full balance as current. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances. We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

On January 13, 2010, we entered into a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC, which we use for working capital and other purposes. On December 23, 2010, we negotiated an amendment to this Credit Agreement. The term of the Credit Agreement, as amended, expires on January 31, 2013. If we prepay prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2011, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

At December 31, 2011, we had available borrowing capacity of $1,877 on this line, of which $1,253 was outstanding.

Settlement of Contingent Liability

In June of 2008, as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets. We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform. In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease. In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor. We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest. We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses. At December 31, 2011, the balance of this liability was $58.

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

9.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company is currently evaluating the impact of adopting the updated fair value guidance, and it does not expect the adoption in its second fiscal quarter of 2012 to have a material impact on its consolidated financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance does not change the previously reported amounts of comprehensive income. For the first fiscal quarter ended December 31, 2011, the Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team and (ix) our ability to refinance our outstanding indebtedness. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands, unless otherwise indicated.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations ("CRO's") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CROs to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first three months of fiscal 2012, we experienced a decline in the demand for our products and services as compared to the first three months of fiscal 2011. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2012, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first three months of fiscal 2012, we had a decline in new authorizations of 30.3% over the same period in fiscal 2011. Gross margin and earnings declined in the current fiscal year due to lower revenues of 7.1% and higher operating expenses of 27.8%. We do not expect these trends to continue in the remainder of fiscal 2012 and have instituted spending freezes until increases can be supported by continued improvement in operations. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2011, see “Results of Operations” below.

As of December 31, 2011, we had $2,412 of cash and cash equivalents as compared to $2,963 of cash and cash equivalents at the end of fiscal 2011. In the first three months of fiscal 2012, we generated $590 in cash from operations even though we had a net loss for the period. Our accounts receivable and unbilled revenues balances decreased $570 from the prior fiscal year primarily due to a decline in revenues as well as increased efforts to collect outstanding receivables. Our mortgage loans with Regions Bank are due in November 2012, our first fiscal quarter of 2013. We intend to refinance the remaining balances in lieu of making balloon payments.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with clients on regulatory strategy and compliance leading to their FDA filings. We have recently launched our Enhanced Drug Discovery services as part of this strategy, utilizing our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage. We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and relationship management.

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

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired, using a two-step process. Our reporting units with goodwill are Vetronics, which is included in our Products segment, McMinnville, Oregon and Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2011. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At December 31, 2011, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $46.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $47 and $54 during the three months ended December 31, 2011 and 2010, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2012 and future periods.

Income Taxes

As described in Note 6 to the condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

As of December 31, 2011 and September 30, 2011, we had a $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2008.

We have an accumulated net deficit in our UK subsidiary. Consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2011	2010
Service revenue	74.7%	75.9%
Product revenue	25.3	24.1
Total revenue	100.0	100.0

Cost of service revenue (a)	93.7	76.0
Cost of product revenue (a)	40.9	36.3
Total cost of revenue	80.3	66.4

Gross profit	19.7	33.6

Total operating expenses	37.0	27.0

Operating income (loss)	(17.3)	6.6

Other expense	(2.5)	(2.8)

Income (loss) before income taxes	(19.8)	3.8

Income taxes	—	—

Net income (loss)	(19.8)%	3.8%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2011 decreased 7.1% to $7,516 compared to $8,090 for the same period last year.

Our Service revenue decreased 8.7% to $5,611 in the current quarter compared to $6,143 for the prior year period primarily as a result of lower bioanalytical analysis revenues. Study delays by clients, slightly lower new bookings in the current fiscal quarter and price declines contributed to the decline in bioanalytical analysis revenues. This decline was slightly offset by higher pharmaceutical analysis revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior calendar year.

	Three Months Ended December 31,
	2011	2010	Change	%
Bioanalytical analysis	$2,856	$3,797	$(941)	-24.8%
Toxicology	1,918	1,953	(35)	-1.8%
Other laboratory services	837	393	444	113.0%

Sales in our Products segment decreased 2.2% in the current fiscal quarter from $1,947 to $1,905 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our analytical products in the current fiscal quarter.

	Three Months Ended December 31,
	2011	2010	Change	%
Culex®, in-vivo sampling systems	$1,170	$1,087	$83	7.6%
Analytical instruments	525	697	(172)	-24.7%
Other instruments	210	163	47	28.8%

Cost of Revenues

Cost of revenues for the current quarter was $6,034 or 80.3% of revenue, compared to $5,374, or 66.4% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 93.7% in the current quarter from 76.0% in the comparable period last year. The principal cause of this increase was the revenue decline which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. We also experienced increases in costs due to additional depreciation of capital additions, compensation increases and an 8% increase in the number of employees.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 40.9% from 36.3% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the current quarter as well an increase in the cost of obsolete and slow moving inventory in the current year compared to the cost recognized in the prior year.

Operating Expenses

Selling expenses for the three months ended December 31, 2011 increased 45.7% to $998 from $685 for the comparable period last year. This increase was primarily driven by an increase in the number of sales personnel and higher spending for marketing expenditures and consulting services as we implement our new sales and marketing strategy. In the current fiscal quarter, we expanded the sales team for our European operations and increased our advertising spending for targeted audiences.

Research and development expenses for the first quarter of fiscal 2012 increased 58.9% over the comparable period last year to $178 from $112. The increase was primarily due to an increase in spending for consulting services on new products we are developing.

General and administrative expenses for the current quarter increased 16.4% to $1,608 from $1,381 for the comparable prior year period. The principal reasons for the increase were higher employee search fees, increased costs of software licenses and accruals for severance liability.

Other Income (Expense)

Other expense for the current fiscal quarter decreased to $189 from $228 for the same quarter of the prior fiscal year. The primary reasons for the decrease are lower mortgage interest in fiscal 2012 as a result of the two separate $500 principal payments made in fiscal 2011. Plus, in fiscal 2011, we incurred additional costs for amendments to our line of credit agreement.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2011 and 2010 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2011, we had cash and cash equivalents of $2,412, compared to $2,963 at September 30, 2011.

Net cash provided by operating activities was $590 for the three months ended December 31, 2011 compared to $737 for the three months ended December 31, 2010. The decrease in cash provided by operating activities in the current fiscal quarter partially results from our operating loss versus operating income in the prior year period. Other contributing factors to our cash from operations were $551 of depreciation and amortization, a net decrease in accounts receivable of $570 and a net increase in accounts payable of $911. Included in operating activities for the first fiscal quarter of 2011 are non-cash charges of $530 for depreciation and amortization, a reduction in accounts receivable of $128, an increase in customer advances of $136 with new accepted quotes in that period and a decrease in accounts payable of $376. The impact on operating cash flow of other changes in working capital was not material.

Though we experienced slower new order activity in the first fiscal quarter of 2012, we had increased order activity in fiscal 2011, which we expect will translate into earned revenues in future quarters of fiscal 2012. Operating expenses have increased 27.8% in the current fiscal quarter versus the prior year period, but we expect the increase in spending levels to ease in the remainder of fiscal 2012 with spending freezes reinstituted.

Investing activities used $712 in the first quarter of fiscal 2012 due to capital expenditures as compared to $311 in the first three months of fiscal 2011. Our principal investments included a waste-water treatment facility at one of our sites, renovation costs associated with a health care clinic at our corporate headquarters, new laboratory equipment, replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites.

Financing activities used $432 in the first three months of fiscal 2012 as compared to $603 used for the first three months of fiscal 2011. The main use of cash in the first quarter of fiscal 2012 was for long-term debt and capital lease payments of $339 as well as net payments on our line of credit of $93. In the first quarter of fiscal 2011, we had long-term debt and capital lease payments of $868, as well as net borrowings on our line of credit of $265.

Capital Resources

We have notes payable to Regions aggregating approximately $6,300 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,128. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At December 31, 2011, the replacement note payable had a balance of $1,203.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. On December 20, 2011, Regions waived compliance with the fixed charge coverage covenant for the period ending December 31, 2011. We were not in compliance with this covenant at December 31, 2011 due to lower than expected income, which we do not expect to continue into the remainder of fiscal 2012. As a result of our first fiscal quarter results, we will likely be out of compliance with the fixed charge coverage covenant for the second fiscal quarter ending March 31, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to March 31, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2013. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances. We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

On January 13, 2010, we entered into a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC to replace the PNC Bank line of credit that expired on January 15, 2010. We entered into an amendment of the Credit Agreement in December 2010. The term of the Credit Agreement, as amended, expires on January 31, 2013. If we prepay prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2011, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2011, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2012 to finance working capital. To conserve cash, we instituted a freeze on non-essential capital expenditures. As of December 31, 2011, we had $1,877 of total borrowing capacity with the line of credit, of which $1,253 was outstanding, and $2,412 of cash on hand. This compares to a borrowing capacity of $2,462 at September 30, 2011. The decline in the borrowing capacity for our first fiscal quarter is due to the decline in revenues, which lowers our receivables balance.

For fiscal 2012, we expect to see improvement in the volume of new bookings, but little improvement in pricing. Based on our expected increase in revenue, the availability on our line of credit and the cash generated from our successful equity offering in May 2011, we believe that we will have the liquidity required to meet our fiscal 2012 operating needs and debt obligations. Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

During the current fiscal quarter, we instituted an additional level of review of covenant compliance calculations. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2011, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Waiver letter, dated December 20, 2011, from Regions Bank (incorporated by reference to Exhibit 10.29 of Form 10-K for the fiscal year ended September 30, 2011).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).

	31.2	Certification of Michael R. Cox (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

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

