Form 10-K/A
period 2011-09-30
BIOANALYTICAL SYSTEMS INC
filed 2012-05-02
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Documents Incorporated by Reference

None

TABLE OF CONTENTS

		Page

	Explanatory Note	1

PART I

Item 1.	Business	2

PART IV

Item 15.	Exhibits and Financial Statement Schedules	14

SIGNATURES		15

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Bioanalytical Systems Inc. Company (“we”, “us”, “our”, or the “Company”) for the fiscal year ended September 30, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2011 (the “Original Filing”).  We are filing this Amendment in response to an SEC comment letter received on March 6, 2012, revising the Clients section of Part I, Item I to include material terms of our Preferred Provider Agreement.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

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

Per the PPA with Pharmasset, we will provide services for toxicology studies, pharmaceutical analyses and bioanalytical services as needed by Pharmasset. We agree to assign a priority status to any Pharmasset study and to place the study in our schedule such that Pharmasset will be able to meet its timelines and requirements. Pharmasset agrees to use the Company as its provider of first choice for toxicology studies, but does not guarantee a specific level of projects. Pricing, per the PPA, is detailed in a pricing list accompanying the agreement and is based on study specifics. A volume discount will also be applied to incremental services provided and is based on annual billings. The PPA shall remain in effect for two years unless terminated earlier on mutual written agreement of the parties, or on 90 days’ advance written notice by either party.

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

Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties should be directed to:

Neil G. Berkman Associates

11835 West Olympic Blvd., Suite 405E, Los Angeles, CA 90064

Phone 310-477-3118, nberkman@berkmanassociates.com

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 30 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number		Description of Exhibits

(10)	10.30^	Preferred Provider Agreement between Bioanalytical Systems, Inc. and Pharmasset Inc., dated July 29, 2010 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

^ Portions of this exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By: /s/ Anthony S. Chilton
Date: May 2, 2012
Anthony S. Chilton
President and Chief Executive Officer

Date: May 2, 2012
By: /s/ Jacqueline M. Lemke

Jacqueline M. Lemke
Vice President, Finance, Chief Financial Officer

