Form 10-Q
period 2012-03-31
BIOANALYTICAL SYSTEMS INC
filed 2012-05-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of May 10, 2012, 7,276,976 of the registrant's common shares were outstanding.

1

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$853	$2,963
Accounts receivable
Trade	3,333	4,073
Unbilled revenues and other	1,315	1,116
Inventories	1,854	1,636
Refundable income taxes	6	—
Prepaid expenses	429	585
Total current assets	7,790	10,373

Property and equipment, net	20,329	20,399
Goodwill	1,383	1,383
Intangible assets, net	38	54
Debt issue costs	80	75
Other assets	58	62

Total assets	$29,678	$32,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,560	$1,764
Accrued expenses	2,134	1,762
Customer advances	3,678	3,571
Income tax accruals	16	56
Revolving line of credit	1,100	1,346
Current portion of capital lease obligation	545	613
Current portion of long-term debt	6,199	735
Total current liabilities	16,232	9,847

Capital lease obligation, less current portion	1,051	1,071
Long-term debt, less current portion	—	5,842

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,935 Series A shares at $1,000 stated value issued and outstanding at March 31, 2012 and 2,135 at September 30, 2011	1,935	2,135
Common shares, no par value:
Authorized 19,000,000 shares; 7,124,404 issued and outstanding at March 31, 2012 and 6,945,631 at September 30, 2011	1,743	1,698
Additional paid-in capital	19,725	19,408
Accumulated deficit	(11,081)	(7,706)
Accumulated other comprehensive income	73	51
Total shareholders’ equity	12,395	15,586
Total liabilities and shareholders’ equity	$29,678	$32,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service revenue	$5,279	$6,446	$10,890	$12,589
Product revenue	1,687	1,977	3,592	3,924
Total revenue	6,966	8,423	14,482	16,513

Cost of service revenue	5,066	4,833	10,322	9,501
Cost of product revenue	757	793	1,535	1,499
Total cost of revenue	5,823	5,626	11,857	11,000

Gross profit	1,143	2,797	2,625	5,513
Operating expenses:
Selling	996	774	1,994	1,459
Research and development	162	111	340	223
General and administrative	1,626	1,262	3,234	2,643
Total operating expenses	2,784	2,147	5,568	4,325

Restructuring charges	64	—	64	—

Operating income (loss)	(1,705)	650	(3,007)	1,188

Interest expense	(179)	(168)	(368)	(403)
Other income	—	1	—	8
Income (loss) before income taxes	(1,884)	483	(3,375)	793

Income taxes	—	—	—	—

Net income (loss)	$(1,884)	$483	$(3,375)	$793

Other comprehensive income (loss):
Foreign currency translation adjustment	23	29	22	13

Comprehensive income (loss)	$(1,861)	$512	$(3,353)	$806

Basic net income (loss) per share	$(0.27)	$0.10	$(0.48)	$0.16
Diluted net income (loss) per share	$(0.27)	$0.10	$(0.48)	$0.16

Weighted common shares outstanding:
Basic	7,034	4,915	6,989	4,915
Diluted	7,034	5,080	6,989	5,025

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(3,375)	$793
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,145	1,049
Employee stock compensation expense	73	75
Provision for doubtful accounts	46	10
Gain on interest rate swaps	—	(31)
Loss (gain) on sale of property and equipment	3	(9)
Deferred income taxes	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	495	(315)
Inventories	(218)	107
Refundable income taxes	(46)	—
Prepaid expenses and other assets	151	(27)
Accounts payable	886	272
Accrued expenses	372	(82)
Customer advances	107	(49)
Net cash (used in) provided by operating activities	(361)	1,785

Investing activities:
Capital expenditures	(817)	(352)
Net cash used by investing activities	(817)	(352)

Financing activities:
Payments of long-term debt	(378)	(1,390)
Payments on revolving line of credit	(14,680)	(15,155)
Borrowings on revolving line of credit	14,434	15,074
Payments on capital lease obligations	(311)	(319)
Net cash used by financing activities	(935)	(1,790)

Effect of exchange rate changes	3	7

Net decrease in cash and cash equivalents	(2,110)	(350)
Cash and cash equivalents at beginning of period	2,963	1,422
Cash and cash equivalents at end of period	$853	$1,072

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2011. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2012 and 2011 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2012. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results for the year ending September 30, 2012.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. All options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. Stock based compensation expense for the three and six months ended March 31, 2012 was $26 and $73, respectively. Stock based compensation expense for the three and six months ended March 31, 2011 was $21 and $75, respectively.

A summary of our stock option activity for the six months ended March 31, 2012 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2011	673	$2.65	$1.83
Exercised	-	-	-
Granted	-	-	-
Terminated	(102)	5.06	2.95
Outstanding - March 31, 2012	571	$2.22	$1.63

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and six months ended March 31, 2012 because they were anti-dilutive. Warrants for 2,753 common shares and 1,044 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2012 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(1,884)	$483	$(3,375)	$793
Weighted average common shares outstanding	7,034	4,915	6,989	4,915
Basic net income (loss) per share	$(0.27)	$0.10	$(0.48)	$0.16

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(1,884)	$483	$(3,375)	$793

Weighted average common shares outstanding	7,034	4,915	6,989	4,915
Dilutive stock options/shares	—	165	—	110
Diluted weighted average common shares outstanding	7,034	5,080	6,989	5,025

Diluted net income (loss) per share	$(0.27)	$0.10	$(0.48)	$0.16

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2012	September 30, 2011

Raw materials	$1,538	$1,352
Work in progress	366	379
Finished goods	333	309
	$2,237	$2,040
Obsolescence reserve	(383)	(404)
	$1,854	$1,636

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Service	$5,279	$6,446	$10,890	$12,589
Product	1,687	1,977	3,592	3,924
	$6,966	$8,423	$14,482	$16,513

Operating income (loss):
Service	$(1,430)	$479	$(2,696)	$713
Product	(275)	171	(311)	475
	$(1,705)	$650	$(3,007)	$1,188

6.	INCOME TAXES

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

At March 31, 2012 and September 30, 2011, we had a $16 liability for uncertain income tax positions.

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

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,170. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,010. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At March 31, 2012, the replacement note payable had a balance of $1,160.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. We were not in compliance with the fixed charge coverage covenant at March 31, 2012 due to lower than expected income. Regions waived compliance with this covenant on May 8, 2012. As a result of our results in the first six months of fiscal 2012, we will likely be out of compliance with the fixed charge coverage covenant for the third fiscal quarter ending June 30, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to June 30, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of March 31, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At March 31, 2012, we were in compliance with the minimum tangible net worth covenant requirement.

At March 31, 2012, we had available borrowing capacity of $1,821 on this line, of which $1,100 was outstanding.

Settlement of Contingent Liability

In June of 2008, as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets. We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform. In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease. In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor. We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest. We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses. At March 31, 2012, the balance of this liability was $29.

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

9.	RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We are consolidating our laboratory in McMinnville, Oregon into our 117,000 square foot headquarters facility in West Lafayette, Indiana. This plan is being initiated to dramatically reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We expect to incur approximately $545 in total expenses related to this consolidation. Of this amount, one-time employee termination benefits will amount to $287. Other expenses expected to be incurred in connection with the restructuring include lease payments, temporary housing and relocation, travel, and moving of laboratory equipment. For the second fiscal quarter ended March 31, 2012, we have incurred $64 in restructuring costs as outlined in the table below. The remaining charges will predominantly be recorded in the third fiscal quarter ending June 30, 2012.

	Total Costs Expected to be Incurred	Total Incurred as of March 31, 2012	Estimated future expense

One-time termination benefits	$287	$32	$255

Equipment moving costs and method transfers	106	20	86

Travel and relocation costs	75	12	63

Lease related costs	47	-	47

Other costs	30	-	30

	$545	$64	$481

At the same time as the announcement regarding the Oregon laboratory consolidation, we included plans to evaluate the financial performance of our bioanalytical laboratory in Warwickshire, UK. These action plans are still being evaluated as of March 31, 2012.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company adopted this guidance in the current quarter with no material impact on the consolidated financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team and (ix) our ability to refinance our outstanding indebtedness. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. The forward-looking statements contained herein may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2011. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first six months of fiscal 2012, we experienced a decline in the demand for our products and services as compared to the first six months of fiscal 2011. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2012, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders. We will also focus on the successful consolidation of our bioanalytical laboratory from Oregon into our headquarters in Indiana and will continue to evaluate actions for improving the financial performance of our laboratory in the U.K.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first six months of fiscal 2012, we had a decline in new authorizations of 27.9% over the same period in fiscal 2011. Gross margin and earnings declined in the current fiscal year due to lower revenues of 12.3% and higher operating expenses of 28.7%. We do not expect these trends to continue in the remainder of fiscal 2012 and have instituted several programs to reduce spending until increases can be supported by improvements in operations. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2012, see “Results of Operations” below.

As of March 31, 2012, we had $853 of cash and cash equivalents as compared to $2,963 of cash and cash equivalents at the end of fiscal 2011. In the first six months of fiscal 2012, we used $361 of cash in operations mainly due to the net loss for the period. Our accounts receivable and unbilled revenues balances decreased $495 from the prior fiscal year primarily due to a decline in revenues as well as increased efforts to collect outstanding receivables. Our mortgage loans with Regions Bank are due in November 2012, during our first fiscal quarter of 2013. We intend to refinance the remaining balances of these mortgage loans in lieu of making balloon payments. If we are unable to successfully refinance the mortgage loans, we may be unable to continue to fund our operations.

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

Critical Accounting Policies

“Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Liquidity and Capital Resources” discuss the unaudited condensed consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

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

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2011. In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We are consolidating our laboratory in McMinnville, Oregon into our 117,000 square foot headquarters facility in West Lafayette, Indiana. Because we expect to retain key employees and customers from the Oregon facility, we did not and do not expect in the future to record any changes to the value of goodwill assigned to the Oregon reporting unit. There were no other significant events since the timing of our impairment test at the fiscal year ended September 30, 2011 that have triggered additional impairment testing.

At March 31, 2012, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $38.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation expense related to stock options of $26 and $73 for the three and six months ended March 31, 2012, respectively. We recognized expense of $21 and $75 for the three and six months ended March 31, 2011, respectively.

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

Employee stock-based compensation expense recognized in the first six months of fiscal 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of March 31, 2012 and September 30, 2011, we had a $16 liability for uncertain income tax positions, respectively.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service revenue	75.8%	76.5%	75.2%	76.2%
Product revenue	24.2	23.5	24.8	23.8
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	96.0	75.0	94.8	75.5
Cost of product revenue (a)	44.9	40.1	42.7	38.2
Total cost of revenue	83.6	66.8	81.9	66.6

Gross profit	16.4	33.2	18.1	33.4

Total operating expenses	40.0	25.5	38.4	26.2

Restructuring expenses	0.9	—	0.4	—

Operating income (loss)	(24.5)	7.7	(20.7)	7.2

Other expense	2.6	2.0	2.5	2.4

Income (loss) before income taxes	(27.1)	5.7	(23.2)	4.8

Income taxes	—	—	—	—

Net income (loss)	(27.1)%	5.7%	(23.2)%	4.8%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2012 decreased 17.3% to $6,966 compared to $8,423 for the same period last year.

Our Service revenue decreased 18.1% to $5,279 in the current quarter compared to $6,446 for the prior year period primarily as a result of lower bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues. The decline in toxicology revenues stems mainly from the cancellation of a large contract expected to earn revenues in the current quarter. This decline was slightly offset by higher pharmaceutical analysis revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior calendar year.

	Three Months Ended
	March 31,
	2012	2011	Change	%
Bioanalytical analysis	$2,780	$3,498	$(718)	-20.5%
Toxicology	1,748	2,448	(700)	-28.6%
Other laboratory services	751	500	251	50.2%

Sales in our Products segment decreased 14.7% in the current fiscal quarter from $1,977 to $1,687 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex®, in-vivo sampling products in the current fiscal quarter due to a slight order decline and the delayed installation of two systems into our third fiscal quarter.

	Three Months Ended
	March 31,
	2012	2011	Change	%
Culex®, in-vivo sampling systems	$772	$1,177	$(405)	-34.4%
Analytical instruments	776	749	27	3.6%
Other instruments	139	51	88	172.5%

Cost of Revenues

Cost of revenues for the current quarter was $5,823 or 83.6% of revenue, compared to $5,626, or 66.8% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 96.0% in the current quarter from 75.0% in the comparable period last year. The principal cause of this increase was the revenue decline which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. We also experienced increases in costs due to additional depreciation of capital additions, compensation increases and an 8% increase in the number of employees.

Costs of Product revenue as a percentage of Product revenue in the current quarter increased to 44.9% from 40.1% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the current quarter compared to the prior year quarter.

Operating Expenses

Selling expenses for the three months ended March 31, 2012 increased 28.6% to $996 from $774 for the comparable period last year. This increase was primarily driven by an increase in the number of sales personnel and higher spending for marketing and advertising expenditures and consulting services as we implement our new sales and marketing strategy. In our first fiscal quarter, we expanded the sales team for our European operations and increased our advertising spending for targeted audiences.

Research and development expenses for the second quarter of fiscal 2012 increased 45.9% over the comparable period last year to $162 from $111. The increase was primarily due to an increase in spending for consulting services and operating supplies on new products we are developing.

General and administrative expenses for the current quarter increased 28.8% to $1,626 from $1,262 for the comparable prior year period. The principal reasons for the increase were an accrual for severance liability for our previous CFO, compensation increases instituted in our third fiscal quarter of 2011, higher consulting and accountants’ fees and increased costs of product liability insurance.

Other Income (Expense)

Other expense for the current fiscal quarter increased slightly to $179 from $167 for the same quarter of the prior fiscal year.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2012 and 2011 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

Service and Product Revenues

Revenues for the six months ended March 31, 2012 decreased 12.3% to $14,482 compared to $16,513 for the same period last year.

Our Service revenue decreased 13.5% to $10,890 in the first six months of fiscal 2012 compared to $12,589 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues. The decline in toxicology revenues stems mainly from the cancellation of a large contract expected to earn revenues in the current fiscal year. This decline was slightly offset by higher pharmaceutical analysis revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior calendar year.

	Six Months Ended
	March 31,
	2012	2011	Change	%
Bioanalytical analysis	$5,636	$7,296	$(1,660)	-22.8%
Toxicology	3,666	4,401	(735)	-16.7%
Other laboratory services	1,588	892	696	78.0%

Sales in our Products segment declined 8.5% in the first six months of fiscal 2012 from $3,924 to $3,592 when compared to the same period in the prior year. The majority of the decline stems from lower sales of our Culex®, in-vivo sampling systems over the same period of the prior fiscal year for the reasons cited in the discussion of the current quarter. The following table shows more detail for our Product revenue.

	Six Months Ended
	March 31,
	2012	2011	Change	%
Culex®, in-vivo sampling systems	$1,943	$2,266	$(323)	-14.3%
Analytical instruments	1,301	1,447	(146)	-10.1%
Other instruments	348	211	137	64.9%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2012 was $11,857 or 81.9% of revenue, compared to $11,000, or 66.6% of revenue, for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue increased to 94.8% in the first six months of fiscal 2012 from 75.5% in the comparable period last year. The principal cause of this increase was the revenue decline which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. We also experienced increases in costs due to additional depreciation of capital additions and compensation increases.

Cost of Product revenue as a percentage of Product revenue in the six months ending March 31, 2012 increased to 42.7% from 38.2% in the comparable period in the prior year. This increase is mainly due to a change in the mix of products sold in fiscal 2012.

Operating Expenses

Selling expenses for the six months ended March 31, 2012 increased 36.7% to $1,994 from $1,459 for the comparable period last year. This increase was primarily driven by an increase in the number of sales personnel and higher spending for marketing and advertising expenditures and consulting services as we implement our new sales and marketing strategy. We expanded the sales team for our European operations and increased our advertising spending for targeted audiences.

Research and development expenses for the first half of fiscal 2012 increased 52.5% from the comparable period of the prior year to $340 from $223. The increase was primarily due to an increase in spending for consulting services and operating supplies on new products we are developing as well as compensation increases instituted in our third fiscal quarter of 2011.

General and administrative expenses for the first six months of fiscal 2012 increased 22.4% to $3,234 from $2,643 for the comparable period in the prior year. The principal reasons for the increase were an accrual for severance liability for our previous CFO, compensation increases instituted in our third fiscal quarter of 2011, higher consulting and accountants’ fees, increased costs of product liability insurance and higher software maintenance costs.

Other Income (Expense)

Other expense for the first six months of fiscal 2012 decreased to $368 from $395 for the same period of the prior year. The decrease resulted mainly from lower mortgage interest in fiscal 2012 as a result of the two separate $500 principal payments made in fiscal 2011.

Income Taxes

Our effective tax rate for the six months ended March 31, 2012 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We are consolidating our laboratory in McMinnville, Oregon into our 117,000 square foot headquarters facility in West Lafayette, Indiana. This plan is being initiated to dramatically reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We expect to incur approximately $545 in total expenses related to this consolidation. Of this amount, one-time employee termination benefits will amount to $287. Other expenses expected to be incurred in connection with the restructuring include lease payments, temporary housing and relocation, travel, and moving of laboratory equipment. For the second fiscal quarter ended March 31, 2012, we have incurred $64 of these restructuring costs. The remaining charges will predominantly be recorded in the third fiscal quarter ending June 30, 2012.

At the same time as the announcement regarding the Oregon laboratory consolidation, we included plans to evaluate the financial performance of our bioanalytical laboratory in Warwickshire, UK. These action plans are still being evaluated as of March 31, 2012.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2012, we had cash and cash equivalents of $853, compared to $2,963 at September 30, 2011.

Net cash used by operating activities was $361 for the six months ended March 31, 2012 compared to cash provided by operating activities of $1,785 for the six months ended March 31, 2011. The decrease in cash provided by operating activities in the current fiscal year partially results from our current operating loss versus operating income in the prior year period. Other contributing factors to the cash used by operations were $1,145 of depreciation and amortization, a net decrease in accounts receivable of $495 and a net increase in accounts payable and accrued expenses of $1,258. Included in cash provided by operating activities for the first half of fiscal 2011 are non-cash charges of $1,049 for depreciation and amortization, an increase in accounts receivable of $315 and an increase in accounts payable of $272. The impact on operating cash flow of other changes in working capital was not material.

We have experienced slower new order activity in fiscal 2012, primarily for our Services. Operating expenses have increased 28.7% in the current fiscal year versus the prior year period, but we expect the increase in spending levels to ease in the remainder of fiscal 2012 with several programs in place to reduce spending and cost savings resulting from restructuring activities discussed earlier.

Investing activities used $817 in the first half of fiscal 2012 due to capital expenditures as compared to $352 in the first half of fiscal 2011. Our principal investments included a waste-water treatment facility at one of our sites, renovation costs associated with a health care clinic at our corporate headquarters, new laboratory equipment, replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites. Going forward in fiscal 2012, we have instituted a freeze on all capital expenditures until such spending is supported by revenue growth.

Financing activities used $935 in the first six months of fiscal 2012 as compared to $1,790 used for the first six months of fiscal 2011. The main use of cash in the first half of fiscal 2012 was for long-term debt and capital lease payments of $689 as well as net payments on our line of credit of $246. In the first six months of fiscal 2011, we had long-term debt and capital lease payments of $1,628, including the two $500 principal payments to Regions discussed below, as well as net payments on our line of credit of $81.

Capital Resources

We have notes payable to Regions aggregating approximately $6,170 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (“EGC”). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $5,010. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At March 31, 2012, the replacement note payable had a balance of $1,160.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. We were not in compliance with the fixed charge coverage covenant at March 31, 2012 due to lower than expected income, which we do not expect to continue into the remainder of fiscal 2012. Regions waived compliance with this covenant on May 8, 2012. As a result of our results in the first six months of fiscal 2012, we will likely be out of compliance with the fixed charge coverage covenant for the third fiscal quarter ending June 30, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to June 30, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of March 31, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At March 31, 2012, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2012 to finance working capital. To conserve cash, we have instituted several programs to reduce discretionary and capital expenditures until such spending is supported by revenue growth. As of March 31, 2012, we had $1,821 of total borrowing capacity with the line of credit, of which $1,100 was outstanding, and $853 of cash on hand. This compares to a borrowing capacity of $2,462 at September 30, 2011. The decline in the borrowing capacity for the first six months of fiscal 2012 is due to the decline in revenues, which lowers our receivables balance.

For the second half of fiscal 2012, we expect to see improvement in the volume of new bookings, but little improvement in pricing. Based on our expected increase in revenue, the availability on our line of credit and the cash generated from our successful equity offering in May 2011, we believe that we will have the liquidity required to meet our fiscal 2012 operating needs and debt obligations. Should operations materially fail to meet our expectations for the remainder of the fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

During the current fiscal year, we instituted an additional level of review of covenant compliance calculations. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first half of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5 - OTHER INFORMATION

On May 8, 2012, Seth Hamot notified the Company of his resignation from his position on the Board of Directors. The resignation was effective on May 9, 2012.   Mr. Hamot's resignation was not the result of any disagreement with the Company or its Board of Directors on any matter relating to the registrant’s operations, policies or practices.

On May 9, 2012, Richard Johnson was unanimously elected to the Board of Directors as an independent, Class II director. Mr. Johnson filled the vacancy on the Board of Directors resulting from Mr. Hamot's resignation.  Mr. Johnson's term will expire with the other Class II directors at the 2014 annual meeting of shareholders.  Mr. Johnson was also appointed to the Audit Committee of the Board of Directors.

As a director of the Company, Mr. Johnson will receive compensation as a non-employee director in accordance with the Company’s non-employee director compensation practices described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 29, 2011, as amended. This compensation generally consists of an annual retainer in the amount of $3,300, meeting attendance fees of $1,000 for each board meeting ($500 for a telephonic meeting), and meeting attendance fees of $500 for each committee meeting ($250 for a telephonic meeting).

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(10)	10.1	Severance Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated March 31, 2012 (incorporated by reference to Exhibit 10.2 for Form 8-K filed April 5, 2012).

	10.2	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.3	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated April 9, 2012 (filed herewith).

	10.4	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (filed herewith).

	10.5	Waiver letter, dated May 8, 2012, from Regions Bank (filed herewith).

(31)	31.1	Certification of Anthony S. Chilton (filed herewith).
	31.2	Certification of Jacqueline M. Lemke (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC. (Registrant)

Date: May 14, 2012	By: /s/ Anthony S. Chilton
Anthony S. Chilton President and Chief Executive Officer

Date: May 14, 2012	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke Vice President, Finance, Chief Financial Officer

