Form 10-Q
period 2012-06-30
BIOANALYTICAL SYSTEMS INC
filed 2012-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of August 8, 2012, 7,307,864 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2012	September 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$409	$2,963
Accounts receivable
Trade	3,672	4,073
Unbilled revenues and other	1,077	1,116
Inventories	1,745	1,636
Refundable income taxes	6	—
Prepaid expenses	328	585
Total current assets	7,237	10,373

Property and equipment, net	20,021	20,399
Goodwill	1,383	1,383
Intangible assets, net	31	54
Debt issue costs	53	75
Other assets	56	62

Total assets	$28,781	$32,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,520	$1,764
Accrued expenses	2,036	1,762
Customer advances	3,632	3,571
Income tax accruals	16	56
Revolving line of credit	1,263	1,346
Current portion of capital lease obligation	494	613
Current portion of long-term debt	6,007	735
Total current liabilities	15,968	9,847

Capital lease obligation, less current portion	1,062	1,071
Long-term debt, less current portion	—	5,842

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,685 Series A shares at $1,000 stated value issued and outstanding at June 30, 2012 and 2,135 at September 30, 2011	1,685	2,135
Common shares, no par value:
Authorized 19,000,000 shares; 7,276,976 issued and outstanding at June 30, 2012 and 6,945,631 at September 30, 2011	1,781	1,698
Additional paid-in capital	20,015	19,408
Accumulated deficit	(11,785)	(7,706)
Accumulated other comprehensive income	55	51

Total shareholders’ equity	11,751	15,586

Total liabilities and shareholders’ equity	$28,781	$32,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service revenue	$5,200	$6,737	$16,090	$19,326
Product revenue	1,986	1,741	5,578	5,665
Total revenue	7,186	8,478	21,668	24,991

Cost of service revenue	4,270	5,043	14,592	14,544
Cost of product revenue	857	690	2,392	2,189
Total cost of revenue	5,127	5,733	16,984	16,733

Gross profit	2,059	2,745	4,684	8,258
Operating expenses:
Selling	741	816	2,735	2,275
Research and development	113	127	453	350
General and administrative	1,122	1,321	4,356	3,964
Total operating expenses	1,976	2,264	7,544	6,589

Restructuring charges	623	—	687	—

Operating income (loss)	(540)	481	(3,547)	1,669

Interest expense	(172)	(70)	(540)	(473)
Other income	8	7	8	15
Income (loss) before income taxes	(704)	418	(4,079)	1,211

Income taxes	—	—	—	—

Net income (loss)	$(704)	$418	$(4,079)	$1,211

Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(17)	4	(4)

Comprehensive income (loss)	$(721)	$401	$(4,075)	$1,207

Basic net income (loss) per share	$(0.10)	$(0.65)	$(0.58)	$(0.58)
Diluted net income (loss) per share	$(0.10)	$(0.65)	$(0.58)	$(0.58)

Weighted common shares outstanding:
Basic	7,259	5,911	7,079	5,247
Diluted	7,259	5,911	7,079	5,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(4,079)	$1,211
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,724	1,574
Employee stock compensation expense	119	123
Provision for doubtful accounts	46	11
Gain on interest rate swaps	—	(31)
Loss (gain) on sale of property and equipment	22	(9)
Deferred income taxes	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	394	(275)
Inventories	(109)	26
Refundable income taxes	(46)	—
Prepaid expenses and other assets	280	(79)
Accounts payable	877	(599)
Accrued expenses	275	(96)
Customer advances	60	(150)
Net cash (used in) provided by operating activities	(437)	1,698

Investing activities:
Capital expenditures	(980)	(635)
Net cash used in investing activities	(980)	(635)

Financing activities:
Net proceeds from registered direct offering	—	4,639
Payments of long-term debt	(569)	(1,572)
Payments on revolving line of credit	(21,238)	(23,293)
Borrowings on revolving line of credit	21,155	23,598
Payments on capital lease obligations	(487)	(1,218)
Net cash (used in) provided by financing activities	(1,139)	2,154

Effect of exchange rate changes	2	(7)

Net (decrease) increase in cash and cash equivalents	(2,554)	3,210
Cash and cash equivalents at beginning of period	2,963	1,422
Cash and cash equivalents at end of period	$409	$4,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” “us”, the “Company” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciences research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2011. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2012 and 2011 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2012. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results for the year ending September 30, 2012.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (the “Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2011. Stock based compensation expense for the three and nine months ended June 30, 2012 was $46 and $119, respectively. Stock based compensation expense for the three and nine months ended June 30, 2011 was $48 and $123, respectively.

A summary of our stock option activity for the nine months ended June 30, 2012 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2011	673	$2.65	$1.83
Exercised	-	-	-
Granted	170	1.38	1.12
Terminated	(172)	4.17	2.59
Outstanding - June 30, 2012	671	$1.94	$1.45

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2012 because they were anti-dilutive. Warrants for 1,377 common shares and 982 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2012 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic net income (loss) per share:
Net income (loss)	$(704)	$418	$(4,079)	$1,211
Less: Deemed dividend for Series A Preferred Shares	—	(3,277)	—	(3,277)
Less: Preferred dividend	—	(991)	—	(991)
Net income (loss) applicable to common shareholders	$(704)	$(3,850)	$(4,079)	$(3,057)
Weighted average common shares outstanding	7,259	5,911	7,079	5,247
Basic net income (loss) per share	$(0.10)	$(0.65)	$(0.58)	$(0.58)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(704)	$(3,850)	$(4,079)	$(3,057)

Weighted average common shares outstanding	7,259	5,911	7,079	5,247

Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	7,259	5,911	7,079	5,247

Diluted net income (loss) per share	$(0.10)	$(0.65)	$(0.58)	$(0.58)

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2012	September 30, 2011

Raw materials	$1,559	$1,352
Work in progress	260	379
Finished goods	309	309
	$2,128	$2,040
Obsolescence reserve	(383)	(404)
	$1,745	$1,636

5.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Service	$5,200	$6,737	$16,090	$19,326
Product	1,986	1,741	5,578	5,665
	$7,186	$8,478	$21,668	$24,991

Operating income (loss):
Service	$(734)	$376	$(3,439)	$1,088
Product	194	105	(108)	581
	$(540)	$481	$(3,547)	$1,669

6.	INCOME TAXES

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

At June 30, 2012 and September 30, 2011, we had a $16 liability for uncertain income tax positions.

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

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $6,007. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $4,889. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At June 30, 2012, the replacement note payable had a balance of $1,117.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. We were not in compliance with the fixed charge coverage covenant at June 30, 2012 due to the net losses in the first nine months of fiscal 2012. Regions waived compliance with this covenant on August 13, 2012. As a result of our results in the first nine months of fiscal 2012, we will likely be out of compliance with the fixed charge coverage covenant for the fourth fiscal quarter ending September 30, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to September 30, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of June 30, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement. The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At June 30, 2012, we were in compliance with the minimum tangible net worth covenant requirement.

At June 30, 2012, we had available borrowing capacity of $2,315 on this line, of which $1,263 was outstanding.

Settlement of Contingent Liability

In June of 2008, as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets. We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform. In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease. In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor. We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest. We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses. At June 30, 2012, the balance of this liability was zero.

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

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We have consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan has been implemented to dramatically reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization.

As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions have been implemented at both of our Indiana locations during the third quarter of fiscal 2012.

For the nine months ended June 30, 2012, we have incurred $687 in restructuring costs as outlined in the table below. The remaining charges will be recorded predominantly in the fourth fiscal quarter ending September 30, 2012.

	Total Costs	Total Incurred for Nine Months
	Expected to be	Ending June 30,	Estimated
	Incurred	2012	future expense

One-time termination benefits	$802	$539	$263

Equipment moving costs and method transfers	82	82	-

Travel and relocation costs	68	41	27

Other costs	36	6	30

Loss Sale of Equipment	27	19	8

	$1,015	$687	$328

Upon careful evaluation of the financial performance of our bioanalytical laboratory in Warwickshire, UK and analysis of our strategic alternatives, the decision was made in fourth quarter 2012 to initiate the closure of our UK facility. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. We expect to incur one-time employee termination costs, ongoing lease payments, and proceeds from the sales of laboratory equipment. We anticipate that these charges will be recorded predominantly in the fourth fiscal quarter ending September 30, 2012.

10.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis, an early adoption is permitted. The Company elected to bypass the qualitative assessment aspect of this guidance due to the restructuring circumstances and performed a quantitative analysis in the third quarter. The quantitative analysis resulted in no impairment to the goodwill valuation as currently recorded on the books.

11.	SUBSEQUENT EVENTS

On July 4, 2012, Anthony S. Chilton, Ph.D., notified the Board of Directors of the Company of his intent to resign as President and Chief Executive Officer of the Company effective as of July 5, 2012 in order to pursue other opportunities. The Company elected Jacqueline M. Lemke to serve as Interim President and Chief Executive Officer of the Company in addition to her position as Chief Financial Officer and Vice President – Finance.

On July 12, 2012, the Company listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. As of June 30, 2012 the net book value of the facility and land was $9,798.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first nine months of fiscal 2012, we experienced a decline in the demand for our products and services as compared to the first nine months of fiscal 2011. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2012, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders. We have completed the consolidation of our bioanalytical laboratory from Oregon into our headquarters in Indiana and anticipate substantially completing the closure of our UK laboratory in the fourth fiscal quarter ending September 30, 2012.

We review various metrics to evaluate our financial performance, including period-to-period changes in new orders, revenue, margins and earnings. In the first nine months of fiscal 2012, revenues declined by 13.3% while, operating expenses increased by 14.5%. We do not expect these trends to continue in the remainder of fiscal 2012 and have instituted several programs to reduce spending until increases can be supported by improvements in operations. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2012, see “Results of Operations” below.

As of June 30, 2012, we had $409 of cash and cash equivalents as compared to $2,963 of cash and cash equivalents at the end of fiscal 2011. In the first nine months of fiscal 2012, we used $437 of cash in operations mainly due to the net loss for the period. Our accounts receivable and unbilled revenues balances decreased $394 from the prior fiscal year primarily due to a decline in revenues as well as increased efforts to collect outstanding receivables. Our mortgage loans with Regions Bank are due in November 2012, during our first fiscal quarter of 2013. We intend to refinance the remaining balances of these mortgage loans or attempt to extend the maturity dates thereof in lieu of making balloon payments. On July 12, 2012, the Company listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. If we are successful in completing this transaction, we intend to use the net proceeds from the sale to repay our outstanding indebtedness with Regions Bank. We may not be able to complete a sale/leaseback transaction prior to the date on which the Regions indebtedness matures. If we are unsuccessful at refinancing or extending our long-term debt, our operating results and financial condition could be adversely affected and we may be unable to continue to fund our operations.

We believe that the development of innovative new drugs is going through an evolution, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early development work on new compounds. Many of these companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory capabilities to perform the various activities necessary to progress a drug candidate to the filing of an Investigational New Drug (“IND”) application with the FDA.

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

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired, using a two-step process. Our reporting units with goodwill are Vetronics, which is included in our Products segment, and McMinnville, Oregon and Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. Due to the closure of the McMinnville, Oregon site, we tested for impairment of the bioanalytical business using the cash flow approach as explained above. This test resulted in no impairment to the goodwill valuation as currently recorded on the books.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment charge in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our Form 10-K for the fiscal year ended September 30, 2011.

At June 30, 2012, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $31.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation expense related to stock options of $46 and $119 for the three and nine months ended June 30, 2012, respectively. We recognized expense of $48 and $123 for the three and nine months ended June 30, 2011, respectively.

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

Employee stock-based compensation expense recognized in the first nine months of fiscal 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2012 and September 30, 2011, we had a $16 liability for uncertain income tax positions.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service revenue	72.4%	79.5%	74.3%	77.3%
Product revenue	27.6	20.5	25.7	22.7
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	82.1	74.9	90.7	75.3
Cost of product revenue (a)	43.2	39.6	42.9	38.6
Total cost of revenue	71.3	67.6	78.4	67.0

Gross profit	28.7	32.4	21.6	33.0

Total operating expenses	27.5	26.7	34.8	26.4

Restructuring expenses	8.7	—	3.2	—

Operating income (loss)	(7.5)	5.7	(16.4)	6.6

Other expense	2.3	0.7	2.4	1.8

Income (loss) before income taxes	(9.8)	5.0	(18.8)	4.8

Income taxes	—	—	—	—

Net income (loss)	(9.8)%	5.0%	(18.8)%	4.8%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2012 decreased 15.2% to $7,186 compared to $8,478 for the same period last year.

Our Service revenue decreased 22.8% to $5,200 in the current quarter compared to $6,737 for the prior year period primarily as a result of lower bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues. The decline in toxicology revenues stems mainly from the residual effect of two significant customers merging their operations which led to a cancellation of a large contract expected to earn revenues into the current quarter. This decline was slightly offset by higher pharmaceutical analysis revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior calendar year.

	Three Months Ended
	June 30,
	2012	2011	Change	%
Bioanalytical analysis	$2,715	$3,387	$(672)	-19.8%
Toxicology	1,596	2,785	(1,189)	-42.7%
Other laboratory services	889	565	324	57.3%

Revenues in our Products segment increased 14.1% in the current fiscal quarter from $1,741 to $1,986 when compared to the same period in the prior fiscal year. The majority of the increase stems from our Culex®, in-vivo sampling products.

	Three Months Ended
	June 30,
	2012	2011	Change	%
Culex®, in-vivo sampling systems	$1,250	$734	$516	70.3%
Analytical instruments	686	849	(163)	-19.2%
Other instruments	50	158	(108)	-68.4%

Cost of Revenues

Cost of revenues for the current quarter was $5,127 or 71.3% of revenue, compared to $5,733, or 67.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 82.1% in the current quarter from 74.9% in the comparable period last year. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Product revenue as a percentage of Product revenue in the current quarter increased to 43.2% from 39.6% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the current quarter compared to the prior year quarter.

Operating Expenses

Selling expenses for the three months ended June 30, 2012 decreased 9.2% to $741 from $816 for the comparable period last year. Research and development expenses for the third quarter of fiscal 2012 decreased 11.0% over the comparable period last year to $113 from $127. General and administrative expenses for the current quarter decreased 15.1% to $1,122 from $1,321 for the comparable prior year period. The decreases are due primarily to a focused effort to reduce discretionary spend.

Other Income (Expense)

Other expense for the current fiscal quarter increased slightly to $164 from $63 for the same quarter of the prior fiscal year. This higher interest expense relates primarily to an increase of equipment leases.

Income Taxes

Our effective tax rate for the quarters ended June 30, 2012 and 2011 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Service and Product Revenues

Revenues for the nine months ended June 30, 2012 decreased 13.3% to $21,668 compared to $24,991 for the same period last year.

Our Service revenue decreased 16.7% to $16,090 in the first nine months of fiscal 2012 compared to $19,326 for the prior year period primarily as a result of decreases in bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues. The decline in toxicology revenues stems mainly from the cancellation of a large contract expected to earn revenues in the current fiscal year. This decline was offset by higher pharmaceutical analysis revenues, included in Other laboratory services in the table below, as new bookings and volumes of these studies have increased from the prior calendar year.

	Nine Months Ended
	June 30,
	2012	2011	Change	%
Bioanalytical analysis	$8,345	$10,683	$(2,338)	-21.9%
Toxicology	5,262	7,186	(1,924)	-26.8%
Other laboratory services	2,483	1,457	1 ,026	70.4%

Revenues in our Products segment declined slightly by 1.5% in the first nine months of fiscal 2012 when compared to the same period in the prior year from $5,665 to $5,578.

	Nine Months Ended
	June 30,
	2012	2011	Change	%
Culex®, in-vivo sampling systems	$3,193	$3,002	$191	6.4%
Analytical instruments	1,988	2,297	(309)	-13.5%
Other instruments	397	366	31	8.5%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2012 was $16,984 or 78.4% of revenue, compared to $16,733, or 67.0% of revenue, for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue increased to 90.7% in the first nine months of fiscal 2012 from 75.3% in the comparable period last year. The principal cause of this increase was the revenue decline which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2012 increased to 42.9% from 38.6% in the comparable period in the prior year. This increase is mainly due to a change in the mix of products sold in fiscal 2012.

Operating Expenses

Selling expenses for the nine months ended June 30, 2012 increased 20.2% to $2,735 from $2,275 for the comparable period last year. This increase was primarily driven by an increase in the number of sales personnel and higher spending for marketing and advertising expenditures and consulting services as we implemented our new sales and marketing strategy in the first half of the fiscal year.

Research and development expenses for the nine months of fiscal 2012 increased 29.4% from the comparable period of the prior year to $453 from $350. The increase was primarily due to an increase in spending for consulting services and operating supplies on new products we are developing, as well as compensation increases instituted in our third fiscal quarter of 2011.

General and administrative expenses for the first nine months of fiscal 2012 increased 9.9% to $4,356 from $3,964 for the comparable period in the prior year. The principal reasons for the increase were an accrual for severance liability for our previous CFO, compensation increases instituted in our third fiscal quarter of 2011, higher consulting and accountants’ fees, increased costs of product liability insurance and higher software maintenance costs.

Other Income (Expense)

Other expense for the first nine months of fiscal 2012 increased to $532 from $458 for the same period of the prior year. The higher interest expense relates primarily to increase line of credit borrowings and an increase in equipment leases in fiscal year 2012.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2012 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan has been implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization

As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions have been implemented at both of our Indiana locations.

For the nine months ended June 30, 2012, we have incurred $687 in restructuring costs as outlined in the table in footnote nine. The remaining charges will be recorded predominantly in the fourth fiscal quarter ending September 30, 2012.

Upon careful evaluation of the financial performance of our bioanalytical laboratory in Warwickshire, UK and analysis of our strategic alternatives, we will be initiating a closure of our UK facility. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. We expect to incur one-time employee termination costs, ongoing lease payments, and proceeds from the sales of laboratory equipment. We anticipate that these charges will be recorded predominantly in the fourth fiscal quarter ending September 30, 2012.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2012, we had cash and cash equivalents of $409, compared to $2,963 at September 30, 2011.

Net cash used by operating activities was $437 for the nine months ended June 30, 2012 compared to cash provided by operating activities of $1,698 for the nine months ended June 30, 2011. The decrease in cash provided by operating activities in the current fiscal year partially results from our current operating loss versus operating income in the prior year period. Other contributing factors to the cash used by operations were $1,724 of depreciation and amortization, a net decrease in accounts receivable of $394 and a net increase in accounts payable and accrued expenses of $1,152. Included in cash provided by operating activities for the first nine months of fiscal 2011 are non-cash charges of $1,574 for depreciation and amortization, an increase in accounts receivable of $275 and a decrease in accounts payable of $599. The impact on operating cash flow of other changes in working capital was not material.

We have experienced slower new order activity in fiscal 2012, primarily for our Services. Operating expenses have increased 14.5% in the current fiscal year versus the prior year period, but we expect the increase in spending levels to ease in the remainder of fiscal 2012 with several programs in place to reduce spending as well as cost savings resulting from restructuring activities discussed earlier.

Investing activities used $980 in the first nine months of fiscal 2012 due to capital expenditures as compared to $635 during the first nine months of fiscal 2011. Our principal investments included a waste-water treatment facility at one of our sites, renovation costs associated with a health care clinic at our corporate headquarters, new laboratory equipment, replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites. Going forward in fiscal 2012, we have instituted a freeze on all capital expenditures until such spending is supported by revenue growth.

Financing activities used $1,139 in the first nine months of fiscal 2012 as compared to $2,154 provided by financing activities in the first nine months of fiscal 2011. The main use of cash in the first nine months of fiscal 2012 was for long-term debt and capital lease payments of $1,056 as well as net payments on our line of credit of $83. The main source of cash in fiscal 2011 was the completion of our May 2011 equity offering, which netted $4,639, as well as net borrowings on our line of credit of $305, offset slightly by long-term debt and capital lease payments of $2,790, including the two $500 individual principal payments on one mortgage and one note payable.

Capital Resources

We have notes payable to Regions aggregating approximately $6,007 and a $3,000 line of credit with Entrepreneur Growth Capital LLC (“EGC”). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $4,889. The mortgages mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At June 30, 2012, the replacement note payable had a balance of $1,117.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation has been adjusted with a ratio required of not less than 1.25 to 1.00. Also, the total liabilities to tangible net worth ratio has been adjusted to not greater than 2.10 to 1.00. Provided we comply with the revised covenant ratios, which are common to such agreements, the amendment removes limitations on the Company’s purchase of fixed assets. We were not in compliance with the fixed charge coverage covenant at June 30, 2012 due to the net losses in the first nine months of fiscal 2012. Regions waived compliance with this covenant on August 13, 2012. As a result of our results in the first nine months of fiscal 2012, we will likely be out of compliance with the fixed charge coverage covenant for the fourth fiscal quarter ending September 30, 2012, as our covenants are calculated on a fiscal year cumulative basis. We intend to seek a waiver of this covenant from Regions prior to September 30, 2012. Failure to obtain such waiver could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2013. We intend to refinance the amounts or attempt to extend the maturity dates thereof in lieu of making balloon payments for the remaining principal balances. On July 12, 2012, the Company listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. If we are successful in completing this transaction, we intend to use the net proceeds from the sale to repay our outstanding indebtedness with Regions Bank. We may not be able to complete a sale/leaseback transaction prior to the date on which the Regions indebtedness matures. We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing or extending our long-term debt, our operating results and financial condition could be adversely affected and we may be unable to continue to fund our operations.

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

Borrowings bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of June 30, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, and a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and comply with certain financial covenants outlined in the Credit Agreement.

The December 2010 amendment reduced the minimum tangible net worth covenant requirement from $9,000 to $8,500. The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At June 30, 2012, we were in compliance with the minimum tangible net worth covenant requirement.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2012 to finance working capital. To conserve cash, we have instituted several programs to reduce discretionary and capital expenditures until such spending is supported by revenue growth. As of June 30, 2012, we had $2,315 of total borrowing capacity with the line of credit, of which $1,263 was outstanding, and $409 of cash on hand. This compares to a borrowing capacity of $2,462 at September 30, 2011 of which $1,346 was outstanding at that date. The decline in the borrowing capacity for the first nine months of fiscal 2012 is due to the decline in revenues, which lowers our receivables balance.

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

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Interim President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Interim President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

During the current fiscal year, we instituted an additional level of review of covenant compliance calculations. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first nine months of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

If we fail to meet our current debt covenants, refinance our existing indebtedness or extend the maturity date of our loans with Regions Bank, our business and financial condition could be materially and adversely affected.

We have notes payable to Regions Bank (“Regions”) that are secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. We also have a line of credit with Entrepreneur Growth Capital LLC ("EGC" and together with Regions, the "Lenders"). Borrowings under the EGC credit agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville, Indiana real estate, and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. The Regions loans contain cross-default provisions with each other and with the revolving line of credit with EGC.

The agreements governing the Regions and EGC indebtedness include certain financial covenants with which we must comply each quarter, including a fixed charge coverage covenant. We failed to comply with this covenant in the first two quarters of fiscal 2012 and obtained waivers of these non-compliances from Regions. We did satisfy all financial covenants for the third quarter of fiscal 2012; however, we remain out of compliance with the fixed cost coverage ratio only on a year to date basis. Furthermore, as a result of our operating results in the first nine months of fiscal 2012, we will likely be out of compliance with the fixed charge coverage covenant on a year to date basis for the fourth fiscal quarter ending September 30, 2012; but expect to be in full compliance for the fourth quarter of fiscal 2012. Should the year to date fixed charge coverage covenant not be met, we intend to seek a waiver of compliance with this covenant from Regions prior to September 30, 2012. Failure to obtain such waiver could entitle Regions to accelerate the maturity of its loans and cause a cross default with EGC. If we are unable to comply with the financial covenants or other terms of our agreements with our Lenders, they can demand immediate repayment of our outstanding indebtedness and/or take steps to foreclose on their security interests and mortgage liens on our assets. In addition, EGC could refuse to make further advances to us under our line of credit. If the Lenders take any or all of these steps, our operating results and financial condition will be materially adversely affected and we may be unable to continue to fund our operations.

The Regions loans mature in November, 2012 and our revolving credit facility with EGC matures on January 31, 2013. All amounts due under these credit facilities are due and payable on their respective maturity dates. We are pursuing alternatives to refinance the Regions indebtedness, including borrowing from another lending institution and a sale and leaseback of our West Lafayette, Indiana building. We intend to pursue the extension of the maturity date of the Regions loans. In the event we are unable to refinance or extend the maturity of our existing indebtedness, our Lenders would be entitled to exercise remedies against us, including their right to foreclose or otherwise enforce their mortgage liens and security interests in our assets and, in the case of EGC, to refuse to make further advances to us under our line of credit. If the Lenders take any or all of these steps, our operating results and financial condition will be materially adversely affected and we may be unable to continue to fund our operations.

We rely on a limited number of key customers and a loss of one or more of these key customers will adversely affect our operating results.

Two customers account for approximately 19.7% of our total revenue in fiscal 2011 and 8.2% of our total revenues in the first nine months of fiscal 2012. Our agreement with one of those large customers that required the customer to use us as their preferred provider for toxicology services expired on July 29, 2012. Although the parties continue to operate under substantially the same economic terms and conditions as are set forth in the preferred provider agreement, neither we nor our customer are obliged to do so. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Dependence on a small number of customers could make it difficult for us to negotiate attractive prices for our products. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10-Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(10)	10.1	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2012).

	10.2	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form-10-Q for the quarter ended March 31, 2012).

(31)	31.1	Certification of Jacqueline M. Lemke (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2012	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
Interim President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10-Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(10)	10.1	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2012).

	10.2	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form-10-Q for the quarter ended March 31, 2012).

(31)	31.1	Certification of Jacqueline M. Lemke (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

