Form 10-Q/A
period 2012-06-30
BIOANALYTICAL SYSTEMS INC
filed 2012-09-11
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing. In addition, this Amendment No. 1 does not reflect any subsequent events occurring after August 14, 2012, the original filing date of our Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our interim principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

2

PART II

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(31)	31.1	Certification of Jacqueline M. Lemke (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..
	101	XBRL data file (filed herewith).

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: September 11, 2012	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
Interim President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

4