Form 10-K
period 2012-09-30
BIOANALYTICAL SYSTEMS INC
filed 2012-12-31
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,402,000. As of December 28, 2012, 7,638,738 of registrant's common shares were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

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

In fiscal 2012, to reduce operating costs, strengthen our ability to meet clients’ needs by improving laboratory utilization and better position the Company for growth, we announced plans to restructure our bioanalytical operations. We consolidated our laboratory in McMinnville, Oregon into our headquarters facility in West Lafayette, Indiana and closed our facility and laboratory in Warwickshire, United Kingdom. In total, 74 employees were terminated as part of these restructuring activities. These activities are discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 to our Consolidated Financial Statements.

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

The drug development services industry provides independent product development services to pharmaceutical companies, biotechnology companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

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

Trends Affecting the Drug Discovery and Development Industry

Our services and products are marketed globally to pharmaceutical, medical research and biotechnology companies and institutions engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our products are also marketed to academic and governmental institutions. Our services and products may have distinctly different clients (often separate divisions in a single large pharmaceutical company) and requirements. We believe that all clients are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase client outsourcing:

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

Clients work with our preclinical services group to establish pharmacokinetics (PK), pharmacodynamics (PD) and safety testing of the new drug. These safety studies range from dose ranging studies, that involve acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no effect level is then established for the drug and sets the basis for future dose levels in further safety testing and clinical phase I studies. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

Many of our products are designed for use in discovery and preclinical development. The Culex® family of robotic automated dose delivery and blood and other biofluids sampling and physiological parameters measurement systems enable researchers to quickly and cost effectively determine PK/PD profiles of drugs in large and small animal models. The Culex system allows experiments on freely moving conscious animals from early research for therapeutic target validation to lead optimization of compounds. Using the Culex system, researchers are able to automatically dose and sample in-vivo to develop pharmacokinetic and pharmacodynamic profiles of drugs during early screening in rodents and other animals quickly and cost effectively. Our bioanalytical services group utilizes our depth of expertise in liquid chromatography with detection by mass spectrometry to support research, preclinical and clinical programs. We also offer bioanalytical services that utilize electrochemistry, spectrophotometric (UV/Vis or fluorescence) and Corona Discharge detection as options. We have invested heavily in robotics and mass spectrometry systems. Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission.

2) The clinical phase further explores the safety and efficacy of the drug candidate in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is critical, particularly for new chemical entities.

Exhaustive safety, tolerability and dosing regimens are established in sick patients in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Product License Application ("PLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. Data are compiled in an NDA, or for biotechnology products a PLA, for submission to the FDA requesting approval to market the drug or product. The bioanalytical sample count per study grows rapidly from Phase I through Phase III. Phase II and III studies may take several years to complete, supported by well-proven, consistently applied analytical methods.

Our services include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and to demonstrate that the availability is consistent between formulations. We also offer in-vitro bioequivalence testing for non-absorbed oral drugs. We offer support and testing services in clinical sample development, release and stability.

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

We also provide services in all areas during the post-approval phase, including bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies. Our ability to offer GMP electrochemical detection services has provided increased business opportunities for release testing.

The increases in our services offerings have resulted in our ability to provide a broader range of services to our clients, often using combined services of several disciplines to address client needs. Our ability to solve client problems by combining our knowledge base, services and products has been a factor in our selection by major pharmaceutical companies to assist in several preclinical through the post-approval phases.

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

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the services segment were $21.3 million for fiscal 2012. The following is a description of the services provided by our contract research services segment:

•	Product Characterization, Method Development and Validation: Analytical methods, primarily performed in West Lafayette, Indiana, determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•	Bioanalytical Testing: We analyze specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at our facilities in West Lafayette, Indiana.

•	Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana to establish and confirm product purity, potency and shelf life. We have multiple International Conference on Harmonization validated controlled-climate GMP (Good Manufacturing Practices) systems in place, and the testing capability to complete most stability programs.

•	In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Most services are performed in customized facilities in West Lafayette and Evansville, Indiana using our robotic Culex® APS (Automated Pharmacology System) system.

•	Preclinical and Pathology Services: We provide pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana site. Depending on protocol, multiple tissues may be collected to monitor pathological changes.

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

Revenues for our products segment were $6.9 million for fiscal 2012. We offer three (3) principal product lines: Analytical Products, In vivo Sampling Products and Vetronics’ Products. The following is a brief description of the products offered:

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

The Preferred Provider Agreement (“PPA”) with Pharmasset, Inc. expired under its own terms, though they remain a large client of the Company. Pharmasset, Inc., now known as Gilead Sciences, Inc. (‘Gilead’) via acquisition, accounted for approximately 7.3% and 14.5% of our total revenues in fiscal 2012 and 2011, respectively, and 7.4% and 6.3% of total trade accounts receivable at September 30, 2012 and 2011, respectively.

Pfizer, Inc. remains a large client, accounting for approximately 3.4% and 5.2% of our total revenues in fiscal 2012 and 2011, respectively. Pfizer, Inc. accounted for 8.4% and 4.2% of total trade accounts receivable at September 30, 2012 and 2011, respectively.

There can be no assurance that our business will not continue to be dependent on continued relationships with Gilead and Pfizer, Inc. or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year.

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

Our sales and global marketing initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, and our website, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through client presentations, corporate material, at trade events and industry conferences.

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

We currently have 6 employees on our global sales and marketing staff. We have a network of 15 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of laboratory-generated study data. In fiscal 2004, we purchased 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group. At the end of fiscal 2012, our contract research operations were compliant with applicable US FDA regulations (including 21 CFR Part 11) in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens, including the regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

Research and Development

In fiscal 2012 and 2011, we spent $542 and $534, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

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

Employees

At September 30, 2012, we had 160 full-time employees and 10 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the person who served as our executive officer as of September 30, 2012. Except as indicated in the following paragraphs, the principal occupation of this person has not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Jacqueline M. Lemke	50	Interim President and Chief Executive Officer,
		Chief Financial Officer, Vice President-Finance
Lori Payne, Ph.D.	52	Vice President, Bioanalytical Services
John P. Devine, Jr.	51	Vice President, Non-Clinical Services

Jacqueline M. Lemke, joined the Company as Vice President, Finance and Chief Financial Officer on April 9, 2012. She was named Interim President and Chief Executive Officer on July 5, 2012. Prior to joining the Company, Ms. Lemke, was Vice President of Finance and Global CFO of Remy, Inc., a division of Remy International, from 2007 – 2010 where she built a 44-person global finance team and created a financial system to support rapid decision making and clear lines of management accountability. From 2004 - 2005, she served as Vice President of Finance, Global CFO Connected Home Solutions at Motorola, Inc., and, prior to that, was Strategic Planning Director, Global Invista division at DuPont Company. Ms. Lemke is a Certified Public Accountant (CPA) and began her career as a tax consultant at Deloitte & Touche. She earned her bachelor’s degree in finance and accounting from Drexel University and her master’s degree in management from Northwestern University.

Lori Payne, Ph.D., joined the Company in 2001 and has been Vice President, Bioanalytical Services, since fiscal 2012. Prior to joining BASi, Dr. Payne was a group leader in the Pharmacokinetics and Drug Metabolism Department of a major pharmaceutical company. The group was in charge of the development, validation and use of bioanalytical methods for quantification of veterinary pharmaceuticals and their metabolites in biological matrices as well as the determination of the metabolic pathways of new drugs and their pharmacokinetics. Dr. Payne has written several publications and given numerous presentations at professional meetings. Her work has contributed to several successful FDA registrations of new drugs. Dr. Payne earned her bachelor’s degree in environmental biochemistry from the University of California-Davis and a Ph.D. in chemistry from Louisiana State University.

John P. Devine, Jr., joined the Company in 1989 and has been Vice President, Non-Clinical Services, since fiscal 2011. Mr. Devine is responsible for BASi’s in vivo discovery services and toxicology.  During his 20 plus tenure at BASi, he has helped develop a novel blood collection method in swine and authored more than 350 preclinical study reports. He earned his bachelor’s degree in biology from the University of Southern Indiana and is a regional and national member of the Society of Toxicology.

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

We have notes payable to Regions Bank (“Regions”) that are secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. We also have a line of credit with Entrepreneur Growth Capital LLC ("EGC" and together with Regions, the "Lenders"). Borrowings under the EGC credit agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville, Indiana real estate, and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. The Regions loans contain cross-default provisions with each other and with the revolving line of credit with EGC. The EGC credit agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

The agreements governing the Regions and EGC indebtedness include certain financial covenants with which we must comply each quarter, including a fixed charge coverage and a tangible net worth covenant. A breach of any of these covenants or our inability to comply with any required financial ratios could result in a default under one or more credit agreements, unless we are able to obtain the necessary waivers or amendments to the credit agreements. Upon the occurrence of an event of default that is not waived, and subject to any appropriate cure periods, the lenders under the affected credit agreements could elect to exercise any of their available remedies, which may include the right to not lend any additional amounts to us or, in certain instances, to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. If we are unable to repay the borrowings with respect to such credit facility when due, the lenders would be permitted to proceed against their collateral. In addition, EGC could refuse to make further advances to us under our line of credit. If the Lenders take any or all of these steps, our operating results and financial condition will be materially adversely affected and we may be unable to continue to fund our operations.

The Regions loans originally matured on November 1, 2012. We secured an extension of that maturity date to October 31, 2013. All amounts due under this credit facility are due and payable on the maturity date. We are pursuing alternatives to refinance the Regions indebtedness, including borrowing from another lending institution and a sale and leaseback of our West Lafayette, Indiana building. In the event we are unable to refinance or extend the maturity of our existing indebtedness, our Lenders would be entitled to exercise remedies against us, including their right to foreclose or otherwise enforce their mortgage liens and security interests in our assets. If the Lender takes any or all of these steps, our operating results and financial condition will be materially adversely affected and we may be unable to continue to fund our operations.

The decline in our revenues has reduced the amount of cash provided by our operating activities and we have limited ability to raise additional cash.

We depend on cash generated by our operations and borrowings on our line of credit to fund our business operations. The decline in our revenue during fiscal 2012 contributed to a decrease in our cash flow fron operations and a reduction in our borrowing capacity under our revolving line of credit, reducing liquidity. Substantially all of our assets are encumbered as security for our existing indebtedness. It could be difficult to raise additional debt without additional collateral for security. There is also a limited market for our common shares, which could make it difficult to issue additional equity. It could therefore be difficult to raise additional cash if our revolving line of credit and operations do not generate sufficient cash to fund our operations.

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

Two customers account for approximately 19.7% of our total revenue in fiscal 2011 and 10.7% of our total revenues in fiscal 2012. Our agreement with one of those large customers that required the customer to use us as their preferred provider for toxicology services expired on July 29, 2012. Although the parties continue to operate under substantially the same economic terms and conditions as are set forth in the preferred provider agreement, neither we nor our customer are obliged to do so. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Dependence on a small number of customers could make it difficult for us to negotiate attractive prices for our products. Moreover, to the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for CRO services are terminable by the client upon 30 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

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

We may bear financial risk if we underprice our contracts or overrun cost estimates.

Since some of our contracts are structured as fixed price or fee-for-service, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Such underpricing or significant cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

In recent years, we have seen evidence that suggests that many customers have reduced their research and development budgets. We believe that this is in connection with the general economic slowdown and consolidation in our target industry. While this condition continues, our revenues may be negatively impacted.

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

In particular, during fiscal 2012, we experienced substantial turnover throughout our organization due to our restructuring efforts. Our Chief Executive Officer and Vice President of Business Development and Marketing resigned and the Senior Vice Presidents of the Instruments Division and Human Resources retired during the current fiscal year. We also replaced our Chief Financial Officer earlier in the year. We are currently evaluating and rebuilding our organization. There is no assurance that our efforts will be successful.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. If this were to happen, we may be contractually required to repeat a study at no further cost to the customer, but at substantial cost to us. This would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect our business and financial performance.

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

We occasionally review acquisition candidates and acquisitions which we have already made. Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;
•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common stock to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;
•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
•	loss of key employees of the acquired companies.

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

The National Association of Securities Dealers (“NASDAQ”) has certain standards for the continued listing of a security on The NASDAQ Capital Market. These standards require, among other things, that a listed issuer have (a) publicly held securities with a market value of at least $1.0 million ,(b) a bid price of at least $1 per share, and (c) any one of the following (i) minimum stockholders’ equity of $2.5 million, (ii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years, or (iii) market value of the listed securities of at least $35.0 million.

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

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

• Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 117,000 square feet of operations, manufacturing, and administrative space. Both the services segment and the products segment conduct operations at this facility. The building has been financed by mortgages. On July 12, 2012, we listed the facility for sale with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations.

• BAS Evansville Inc. is in Evansville, Indiana. We occupy 10 buildings with roughly 92,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. The services segment conducts operations at this facility.

• Bioanalytical Systems, Ltd. was located in Warwickshire, UK. This leased facility was closed in our fourth fiscal quarter of 2012.

• BASi Northwest Laboratory was located in McMinnville, Oregon, approximately 40 miles from Portland. This leased facility was closed in our third fiscal quarter of 2012.

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

ITEM 4- MINE SAFETY DISCLOSURES

Not applicable.

[Remainder of page intentionally left blank.]

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2012, our common stock was traded on the NASDAQ Capital Market under the symbol “BASi”. The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2010 through September 30, 2012.

	High	Low
Fiscal Year Ended September 30, 2011
First Quarter	$3.55	$0.84
Second Quarter	2.60	1.84
Third Quarter	2.75	1.83
Fourth Quarter	2.00	1.19

Fiscal Year Ended September 30, 2012
First Quarter	$1.58	$1.22
Second Quarter	1.39	1.12
Third Quarter	1.45	0.82
Fourth Quarter	1.40	0.86

Holders

There were approximately 2,700 holders of record of our common stock as of December 28, 2012.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2011 or 2012 and do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

We maintain a stock option plan that allows for the granting of common stock options to certain key employees and directors. The following table gives information about equity awards under our stock option plans as of September 30, 2012 (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price per share of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	229	$2.33	339
Equity compensation plans not approved by security holders (1)	125	$1.38	--

Total	354	$1.99	339

(1)	Refers to an option to purchase 125,000 shares at $1.38 granted to Jacqueline M. Lemke on April 9, 2012.

For additional information regarding our stock option plans approved by security holders, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

On August 17, 2012, the Company sold 101,500 common shares directly to our interim CEO and members of our Board of Directors at the closing price on the previous day on the NASDAQ Capital Market on of $1.26 per share.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; and (viii) our ability to refinance our outstanding indebtedness. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

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

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing recent additions to capacity, sustained growth will require additional investment in future periods. Our financial position could limit our ability to make such investments.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2012, we experienced decreased demand for our products and services as compared to fiscal 2011. We believe in the fundamentals of the market and that it will continue to slowly rebound in future periods. For fiscal 2013, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues declined approximately 14.9% and gross margin declined 34.9% from fiscal 2011. In fiscal 2012, we consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. The cost of these restructuring activities totaled $3,195 in the current year. As a result, we reported a net loss of $6,390 in fiscal 2012 as compared to net income of $543 in fiscal 2011.

The majority of the restructuring activities, though, occurred in the second half of the fiscal year. Due to these activities, gross margin improved 60.5% in the second half of fiscal 2012. Operating expenses declined 32.5% in the same time period. As a result, we had operating income of $452 before restructuring charges in the second half of fiscal 2012 compared to an operating loss of $2,943 in the first half. We will continue initiatives to control costs and improve productivity to achieve our financial objectives. For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2012, see “Results of Operations – 2012 Compared to 2011” below.

As of September 30, 2012, we had $721 of cash and cash equivalents as compared to $2,963 of cash and cash equivalents at the end of fiscal 2011. In fiscal 2012, we used $200 in cash from operations primarily from the net loss we reported versus net income in fiscal 2011. Total capital expenditures declined 7.2% in fiscal 2012, particularly in the second half, as we limited spending to only necessary expenditures. We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was automatically renewed for another year. We listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system, which we expect to begin shipping in our second quarter of fiscal 2013. We are poised for increased capacity utilization and potential strategic growth in fiscal 2013.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with clients on regulatory strategy and compliance leading to their FDA filings. We have launched our Enhanced Drug Discovery services as part of this strategy, utilizing our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage. We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and progressive relationship management.

We are focused on improving our cash flow from operations in fiscal 2013 to reduce our reliance on our line of credit. If we are unable to increase cash flow from operations in fiscal 2013, we may not have sufficient liquidity to continue our business.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2012	2011

Service revenue	75.6%	77.3%
Product revenue	24.4	22.7
Total revenue	100.0%	100.0%

Cost of service revenue (a)	86.7	76.8
Cost of product revenue (a)	42.0	39.3
Total cost of revenue	75.8	68.3

Gross profit	24.2	31.7

Operating expenses	33.1	27.8
Restructuring charges	11.3	—
Operating income (loss)	(20.2)	3.9

Other expense	2.5	2.1

Income (loss) before income taxes	(22.7)	1.8

Income tax expense	0.0	0.2

Net income (loss)	(22.7)%	1.6%

(a) Percentage of service and product revenues, respectively.

2012 Compared to 2011

Service and Product Revenues

Revenues for the year ended September 30, 2012 decreased 14.9% to $28,208 compared to $33,144 for the year ended September 30, 2011.

Our Services revenue decreased 16.8% to $21,312 compared to $25,613 for the prior fiscal year primarily as a result of lower bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues as did the closure of our McMinnville, Oregon laboratory as part of our restructuring activities described in Note 13 to our Consolidated Financial Statements. The decline in toxicology revenues stems mainly from the residual effect of two significant customers merging their operations which led to a cancellation of a large contract expected to earn revenues in the current fiscal year. This decline was slightly offset by higher pharmaceutical analysis and discovery services revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior year. Our Enhanced Drug Discovery services were launched in fiscal 2011. The following table shows more detail for our Service revenue.

	Fiscal Year Ended September 30,
	2012	2011	Change	%
Bioanalytical analysis	$10,983	$13,634	$(2,651)	-19.4%
Toxicology	7,449	9,952	(2,503)	-25.2%
Other laboratory services	2,880	2,027	853	42.1%

Sales in our Products segment decreased 8.4% from $7,531 to $6,896 when compared to the prior fiscal year. The majority of the decrease stems both from lower sales of our Culex automated in vivo sampling systems over prior fiscal year with the release of the Culex Nxt system in fiscal 2013 believed to have caused a slowdown in fiscal 2012 orders and from lower analytical instruments sales due to customer spending slowdown. The following table shows more detail for our Product revenue.

	Fiscal Year Ended September 30,
	2012	2011	Change	%
Culex, in-vivo sampling systems	$3,693	$4,028	$(335)	-8.3%
Analytical instruments	2,554	2,971	(417)	-14.0%
Other instruments	649	532	117	22.0%

Cost of Revenue

Cost of revenue for the year ended September 30, 2012 was $21,370 or 75.8% of revenue compared to $22,638, or 68.3% of revenue for the comparable prior period.

Cost of Service revenue as a percentage of Service revenue increased to 86.7% in the current fiscal year from 76.8% in the prior year. The principal cause of this increase was the revenue decline which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year increased to 42.0% from 39.3% in the prior fiscal year. This increase is mainly due to a change in the mix of products sold in fiscal 2012.

Operating Expenses

Selling expenses for the year ended September 30, 2012 increased by 4.5% to $3,263 from $3,121 for the year ended September 30, 2011. This increase was primarily driven by an increase in the number of sales personnel and higher spending for marketing, advertising and consulting services as we implemented our new sales and marketing strategy in the first half of the fiscal year. In the second half of fiscal 2012, we reduced selling expenses 36.4% due to restructuring activities at our West Lafayette, Indiana and UK locations.

Research and development expenses for the year ended September 30, 2012 increased 1.5% to $542 from $534 for the year ended September 30, 2011. In the second half of fiscal 2012, we reduced research and development expenses 40.6% due to personnel reductions as part of restructuring activities.

General and administrative expenses for the current fiscal year decreased 0.7% to $5,524 from $5,564 for the prior year. More specifically, general and administrative expenses for the second half of fiscal 2012 were 29.2% lower than the first half of fiscal 2012 due to restructuring activities at our West Lafayette and Evansville, Indiana locations as well as our UK location. This decrease occurred despite recording severance expenses for our former CEO and CFO, higher consulting and accounting fees and increased product liability insurance and software maintenance.

Other Income/Expense

Other income (expense), net, was $(702) for the year ended September 30, 2012 as compared to $(694) for the year ended September 30, 2011.

Income Taxes

Our effective tax rate for continuing operations for the year ended September, 30, 2011 was (0.1%) compared to 8.5% for the prior fiscal year. The current year expense primarily relates to state franchise taxes. The expense in fiscal 2011 relates to cash tax expense for U.S. corporate alternative minimum tax. No net benefits have been provided on taxable losses in the current fiscal year.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth quarter of fiscal 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities this fiscal year.

The following table sets forth the costs incurred in connection with these restructuring activities during the year ended September 30, 2012.

Description	Amount
One-time termination benefits	$1,454
Lease related costs	861
Equipment moving costs and method transfers	153
Travel and relocation costs	47
Loss on sale of equipment	446
Other costs	234
Total	$3,195

We have reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on this, we have reserved $861 for lease related costs.

Restructuring related costs incurred during fiscal 2012 totaled $1,360 in our Services segment, $0 in our Products segment and $1,835 in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2012.

	Balance, September 30, 2011	Total Charges	Cash Payments	Other	Balance, September 30, 2012
One-time termination benefits	$-	$1,454	$(1,006)	$-	$448
Lease related costs	-	861	(61)	-	800
Equipment moving costs and method transfers	-	153	(104)	-	49
Travel and relocation costs	-	47	(43)	-	4
Loss on sale of equipment	-	446	-	(539)	(93)
Other costs	-	234	(37)	-	197
Total	$-	$3,195	$(1,251)	$(539)	$1,405

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2012, we had cash and cash equivalents of $721 compared to $2,963 at September 30, 2011.

Net cash used by operating activities was $200 for the year ended September 30, 2012, compared to $1,088 provided for the year ended September 30, 2011. The decrease in cash provided by operating activities in the current fiscal year partially results from our current operating loss versus operating income in the prior year period as well as cash paid during the current year for restructuring activities of $1,251. Other contributing factors to our cash from operations were an increase in accounts payable of $2,375, partially due to the restructuring liabilities of $1,405, and noncash charges of $2,278 of depreciation and amortization. Included in operating activities for fiscal 2011 are non-cash charges of $2,134 for depreciation and amortization offset by a decrease in customer advances of $1,010. The impact on operating cash flow of other changes in working capital was not material.

We have seen significant reductions in expenses in the second half of fiscal 2012 as compared to the first half. Operating expenses declined approximately 32.5% in the second half of fiscal 2012 primarily due to restructuring efforts and cost containment initiatives.

Investing activities used $860 in fiscal 2012 for capital expenditures. Our principal investments included a waste-water treatment facility at one of our sites, renovation costs associated with a health care clinic at our corporate headquarters, new laboratory equipment, replacements and upgrades in all of our facilities, as well as general building and information technology infrastructure expenditures at all sites. The proceeds from sale of equipment relate to the closure of our UK facility. The decrease in capital spending from fiscal 2011 is a result of cost containment initiatives during the year.

Financing activities used $1,164 in the current fiscal year as compared to $1,660 provided in fiscal 2011. The main use of cash in fiscal 2012 was for long-term debt and capital lease payments of $1,390. These were slightly offset by net borrowings on our line of credit of $98 and a direct common share purchase by Company executives and directors, which provided $128. The main source of cash in fiscal 2011 was the completion of our May 2011 equity offering, which netted $4,606, as well as net borrowings on our line of credit of $151, offset by long-term debt and capital lease payments of $3,097, including the two $500 individual principal payments on one mortgage and one note payable and the down payments of $618 for the new capital leases for laboratory equipment.

Capital Resources

Property and equipment spending totaled $1,090 and $1,174 in fiscal 2012 and 2011, respectively. The decrease in spending in fiscal 2012 is the result of cost containment initiatives during the year.

We have notes payable to Regions Bank (“Regions”) aggregating approximately $5,800. Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $4,768. The mortgage loans initially matured in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At September 30, 2012, the replacement note payable had a balance of $1,074.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation currently requires a ratio of not less than 1.25 to 1.00. We are also required to maintain a ratio of our total liabilities to tangible net worth of not greater than 2.10 to 1.00. If we fail to comply with these covenants, , the loan agreement restricts our ability to purchase fixed assets.

On November 9, 2012, we executed a sixth amendment with Regions. On December 21, 2012, we executed an amended and restated sixth amendment with Regions. Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.

At September 30, 2012, we were not in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements, mainly due to the net losses in the first nine months of fiscal 2012 and restructuring charges incurred in current fiscal year. On November 6, 2012, Regions waived compliance with the fixed charge coverage ratio. On December 21, 2012, Regions waived compliance with the total liabilities to tangible net worth ratio. Based on projections for fiscal 2013, we expect to be in compliance with the Regions covenants for fiscal 2013. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback approximately 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment. As of September 30, 2012 the net book value of the facility and land was $9,585.

We may be unsuccessful in renegotiating the terms of the debt or they may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012.

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2012, we were not in compliance with the minimum tangible net worth covenant requirement. On December 21, EGC waived compliance with this covenant as part of the amendment. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding and $721 of cash on hand. We had a decrease in our total borrowing capacity of $535, from $2,462 to $1,927, from the fiscal year ended September 30, 2011 primarily as a result of lower accounts receivable from lower revenues offset slightly by our success in collecting receivables.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2013 to finance working capital. Based on projections for fiscal 2013, we expect to be in breach of the tangible net worth covenant for our first quarter of fiscal 2013, but in compliance the remaining three quarters. EGC waived our projected breach in the amendment to the Credit Agreement on December 21, 2012. Failure to comply with the minimum tangible net worth covenant or any other event of default under the Credit Agreement would allow EGC to stop rendering advances and to accelerate the maturity of the outstanding balance. To conserve cash, we instituted a freeze on non-essential capital expenditures and are monitoring all spending closely.

For fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins due to cost controls implemented and restructuring activities. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations. Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

We are focused on improving our cash flow from operations in fiscal 2013 to reduce our reliance on our line of credit. If we are unable to increase cash flow from operations in fiscal 2013, we may not have sufficient liquidity to continue our business.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 7, Debt Arrangements.

	2013	2014	2015	2016	2017	Total

Notes payable	$583	$5,259	$—	$—	$—	$5,842
Capital lease obligations	388	307	281	214	4	1,194
Operating leases	371	370	223	13	—	977

	$1,342	$5,936	$504	$227	$4	$8,013

We anticipate spending approximately $0.8 million in fiscal 2013 on capital assets.

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

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election. After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion (a “make-whole” payment). Class A Warrants are exercisable immediately and expire in May 2016. Class B Warrants expired in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes. Because the preferred dividend or make-whole payment is triggered at the option of the preferred shareholder, we recorded the dividend liability at the time of the offering close and will not have any preferred dividends subsequent to the fiscal quarter ended June 30, 2011.

As of September 30, 2012, 4,171 preferred shares have been converted into 2,486,127 common shares and 135,793 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. No warrants have been exercised as of September 30, 2012. At September 30, 2012, 1,335 preferred shares and 1,376,500 warrants remained outstanding.

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

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. First, we can assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We elected to bypass the qualitative assessment aspect of this guidance due to the restructuring circumstances. Then, we followed a two-step quantitative process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2012 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Due to the closure of the McMinnville, Oregon site, we tested for impairment of the bioanalytical business at the end of our third fiscal quarter using the cash flow approach as explained above. This test resulted in no impairment to the goodwill valuation as currently recorded on the books.

We also performed our annual impairment test for all reporting units mentioned above at September 30, 2012. Using a discount rate of 14% and a revenue growth rate of 5% for the Bioanalytical services and 0% for both the preclinical services and Vetronics units, the fair values of the reporting units described above are greater than the carrying values by approximately $3.7 million.

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

At September 30, 2012, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $0.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $83 and $153 during the fiscal years ended September 30, 2012 and 2011, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2012 and 2011 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of September 30, 2012 and 2011, we had a $16 and $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2007.

We have an accumulated net deficit in our UK subsidiary. Consequently, United States deferred tax assets on such earnings have not been recorded. Also, a valuation allowance was established in fiscal 2009 against the U.S. deferred income tax balance. We had previously recorded a valuation allowance on the UK subsidiary deferred income tax balance.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve for this inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

New Accounting Pronouncements

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company adopted this guidance in the second fiscal quarter with no material impact on the consolidated financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented.

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis, early adoption is permitted. The Company elected to bypass the qualitative assessment aspect of this guidance due to the restructuring circumstances and performed a quantitative analysis in the third and fourth fiscal quarters of 2012. The quantitative analysis resulted in no impairment to the goodwill valuation as currently recorded on the books.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Bioanalytical Systems, Inc.

Consolidated Balance Sheets as of September 30, 2012 and 2011	35

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended September 30, 2012 and 2011	36

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2012 and 2011	37

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011	38

Notes to Consolidated Financial Statements	39

Report of Independent Registered Public Accounting Firm	58

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$721	$2,963
Accounts receivable
Trade	3,366	4,073
Unbilled revenues and other	921	1,116
Inventories	1,656	1,636
Prepaid expenses	228	585
Total current assets	6,892	10,373

Property and equipment, net	18,628	20,399
Goodwill	1,383	1,383
Intangible assets, net	—	54
Debt issue costs, net	18	75
Other assets	54	62

Total assets	$26,975	$32,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,934	$1,764
Accrued expenses	2,067	1,762
Customer advances	3,012	3,571
Income tax accruals	17	56
Revolving line of credit	1,444	1,346
Current portion of capital lease obligation	330	613
Current portion of long-term debt	583	735
Total current liabilities	11,387	9,847

Capital lease obligation, less current portion	739	1,071
Long-term debt, less current portion	5,259	5,842

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at September 30, 2012 and 2,135 at September 30, 2011	1,335	2,135
Common shares, no par value:
Authorized 19,000,000 shares; 7,638,738 issued and outstanding at September 30, 2012 and 6,945,631 at September 30, 2011	1,871	1,698
Additional paid-in capital	20,451	19,408
Accumulated deficit	(14,096)	(7,706)
Accumulated other comprehensive income	29	51

Total shareholders’ equity	9,590	15,586

Total liabilities and shareholders’ equity	$26,975	$32,346

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2012	2011
Service revenue	$21,312	$25,613
Product revenue	6,896	7,531
Total revenue	28,208	33,144

Cost of service revenue	18,472	19,679
Cost of product revenue	2,898	2,959
Total cost of revenue	21,370	22,638

Gross profit	6,838	10,506
Operating expenses:
Selling	3,263	3,121
Research and development	542	534
General and administrative	5,524	5,564
Total operating expenses	9,329	9,219

Restructuring charges	3,195	—

Operating income (loss)	(5,686)	1,287

Interest expense	(714)	(706)
Other income	12	12
Income (loss) before income taxes	(6,388)	593

Income tax expense	2	50

Net income (loss)	$(6,390)	$543

Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	(49)

Comprehensive income (loss)	$(6,412)	$494

Basic net loss per share:	$(0.89)	$(0.66)
Diluted net loss per share:	$(0.89)	$(0.66)

Weighted common shares outstanding:
Basic	7,158	5,667
Diluted	7,158	5,667

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Preferred Shares		Common Shares		Additional paid-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Number	Amount	Number	Amount	in capital	deficit	income (loss)	equity

Balance at October 1, 2010	-	$-	4,915,318	$1,191	$13,357	$(3,981)	$100	$10,667

Comprehensive income:
Net income						543		543
Foreign currency translation adjustments							(49)	(49)

Stock based compensation expense					153			153

Issuance of preferred shares, net of issuance costs of $900,281	5,506	5,506			(900)			4,606

Fair value attributed to warrants	-	(1,831)			1,831			-

Preferred stock - beneficial conversion feature		(1,446)			1,446			-

Preferred stock - deemed dividend		3,277				(3,277)		-

Preferred stock - recognition of full dividend/make-whole						(991)		(991)

Conversion of preferred shares to common shares	(3,371)	(3,371)	1,685,500	421	2,950			-

Common shares issued for dividends/make-whole payment	-	-	344,813	86	571			657

Balance at September 30, 2011	2,135	$2,135	6,945,631	$1,698	$19,408	$(7,706)	$51	$15,586

Comprehensive loss:
Net loss						(6,390)		(6,390)
Foreign currency translation adjustments							(22)	(22)

Stock based compensation expense					83			83

Conversion of preferred shares to common shares	(800)	(800)	400,000	100	700			-

Common shares issued for dividends/make-whole payment	-	-	191,607	48	157			205

Direct common share purchase from Directors	-	-	101,500	25	103			128

Balance at September 30, 2012	1,335	$1,335	7,638,738	$1,871	$20,451	$(14,096)	$29	$9,590

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(6,390)	$543
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	2,278	2,134
Employee stock compensation expense	83	153
Provision for doubtful accounts	(15)	16
Gain on interest rate swaps	—	(31)
(Gain) loss on sale of property and equipment	451	(9)
Deferred income taxes	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	917	(236)
Inventories	(20)	37
Refundable income taxes	(39)	56
Prepaid expenses and other assets	414	17
Accounts payable	2,375	(482)
Accrued expenses	305	(86)
Customer advances	(559)	(1,010)
Net cash (used) provided by operating activities	(200)	1,088

Investing activities:
Capital expenditures	(1,090)	(1,174)
Proceeds from sale of equipment	230
Net cash used by investing activities	(860)	(1,174)

Financing activities:
Net proceeds from registered direct offering	—	4,606
Direct common shares purchased by interim CEO and Board of Directors	128	—
Payments of long-term debt	(735)	(1,756)
Payments on revolving line of credit	(27,695)	(30,917)
Borrowings on revolving line of credit	27,793	31,068
Payments on capital lease obligations	(655)	(1,341)
Net cash (used) provided by financing activities	(1,164)	1,660

Effect of exchange rate changes	(18)	(33)

Net (decrease) increase in cash and cash equivalents	(2,242)	1,541
Cash and cash equivalents at beginning of year	2,963	1,422
Cash and cash equivalents at end of year	$721	$2,963

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends accrued, but not paid	$—	$991
Preferred stock dividends paid in common shares	$(106)	$(657)
Equipment financed under capital leases	$356	$1,888
Termination of capital lease obligation	$322	$—

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands unless otherwise listed)

1. DESCRIPTION OF THE BUSINESS

Bioanalytical Systems, Inc. and its subsidiaries (the “Company” or “BASi” or “we”) engage in research services and other services related to pharmaceutical development. We also manufacture scientific instruments for medical research, which we sell with related software for use in industrial, governmental and academic laboratories. We conduct our businesses through our research and manufacturing facilities in Indiana. Our customers are located throughout the world.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(b)	Revenue Recognition

The majority of our Bioanalytical and analytical research service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each sample processed. Revenue is recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Our preclinical research service contracts generally consist of preclinical studies, and revenue is recognized based on the ratio of direct costs incurred to total estimated direct costs under the proportional performance method of accounting. Losses on both types of contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred until earned, and classified within customer advances. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits were permanently increased to $250,000, effective July 21, 2010. At September 30, 2012, the Company did not have any cash accounts that exceeded federally insured limits.

(d)	Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $123 and $108 at September 30, 2012 and 2011, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2012	2011

Opening balance	$108	$165
Charged to expense	84	13
Accounts recovered	15	61
Accounts written off	(84)	(9)
Ending balance	$123	$108

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve for this inventory. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand.

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. In our European operations, we depreciate leasehold improvements, using the straight-line method, over 7 years, corresponding to the terms of the operating lease for the European facility. Depreciation expense was $2,217 in fiscal 2012 and $2,085 in fiscal 2011. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2012 and 2011 consisted of the following:

	2012	2011

Land and improvements	$914	$527
Buildings and improvements	21,278	21,433
Machinery and equipment	19,496	22,361
Office furniture and fixtures	701	949
Construction in progress	35	493
	42,424	45,763
Less: accumulated depreciation	(23,796)	(25,364)
Net property and equipment	$18,628	$20,399

(g)	Long-Lived Assets including Goodwill

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

Goodwill is tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. First, we can assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We elected to bypass the qualitative assessment aspect of this guidance due to the restructuring circumstances. Then, we followed a two-step quantitative process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate, gross margin and sales growth rates are material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2012 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Due to the closure of the McMinnville, Oregon site, we tested for impairment of the bioanalytical business at the end of our third fiscal quarter using the cash flow approach as explained above. This test resulted in no impairment to the goodwill valuation as currently recorded on the books.

We also performed our annual impairment test for all reporting units mentioned above at September 30, 2012. Using a discount rate of 14% and a revenue growth rate of 5% for the Bioanalytical services and 0% for both the preclinical services and Vetronics units, the fair values of the reporting units described above are greater than the carrying values by approximately $3.7 million.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain risks. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

At September 30, 2012 and 2011, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $0 and $54, respectively. The components of intangible assets subject to amortization are as follows:

		September 30, 2012
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$302

		September 30, 2011
	Weighted average life (years)	Gross Carrying Amount	Accumulated Amortization

FDA compliant facility	10	$302	$248

Amortization expense for intangible assets for fiscal years ended September 30, 2012 and 2011 was $54 and $30, respectively. As of September 30, 2012, all intangible assets have been fully amortized.

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $203 and $229 for the years ended September 30, 2012 and 2011, respectively.

(i)	Stock-Based Compensation

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

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 9. Stock-based compensation expense for employee stock options for the years ended September 30, 2012 and 2011 was $83 and $153, respectively.

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

`We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon settlement of the position.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

(k)	New Accounting Pronouncements

In May 2011, the FASB issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company adopted this guidance in the second fiscal quarter with no material impact on the consolidated financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented.

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis, early adoption is permitted. The Company elected to bypass the qualitative assessment aspect of this guidance due to the restructuring circumstances and performed a quantitative analysis in the third and fourth fiscal quarters of 2012. The quantitative analysis resulted in no impairment to the goodwill valuation as currently recorded on the books.

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

There are no assets and liabilities measured at fair value on a recurring or nonrecurring basis. The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates. Our long-term fixed rate debt was initiated in February 2011 and renewed on November 1, 2012. Our interest rate swap expired under its terms in fiscal 2011.

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

In fiscal 2012 and 2011, we spent $542 and $534, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business.

(o)	Comprehensive Income (Loss)

We report comprehensive income (loss) on our Consolidated Statements of Operations. Other comprehensive income (loss) represents changes in shareholders’ equity and is comprised of foreign currency translation adjustments.

(p)	Foreign Currency

For our subsidiary outside of the United States that operates in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of shareholders' equity in the consolidated balance sheets and are included in the determination of comprehensive income (loss) in the consolidated statements of shareholders' equity. Transaction gains and losses are included in the determination of net income (loss) in the consolidated statements of operations and comprehensive income (loss).

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

The designation, rights, preferences and other terms and provisions of the Series A preferred shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election. After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination of cash and common shares, a “make-whole” payment of $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion. Class A Warrants are exercisable immediately and expire in May 2016. Class B Warrants expired in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

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

As of September 30, 2012, 4,171 preferred shares have been converted into 2,486,127 common shares and 135,793 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. No warrants have been exercised as of September 30, 2012. At September 30, 2012, 1,335 preferred shares and 1,376,500 warrants remained outstanding. Also at September 30, 2012, $227,977 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends.

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

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the fiscal years ended September 30, 2012 and 2011 because they were anti-dilutive. Warrants for 1,376,500 and 2,753,000 common shares and 936,000 and 2,753,000 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for fiscal 2012 and 2011, respectively, because they were also anti-dilutive.

The following table reconciles our computation of basic net loss per share to diluted net loss per share:

	Years Ended September 30,
	2012	2011
Basic net loss per share:
Net income (loss)	$(6,390)	$543
Less: Deemed dividend for Series A Preferred Shares	—	(3,277)
Less: Preferred dividend	—	(991)
Net loss applicable to common shareholders	$(6,390)	$(3,725)
Weighted average common shares outstanding	7,158	5,667
Basic net loss per share	$(0.89)	$(0.66)

Diluted net loss per share:
Net loss applicable to common shareholders	$(6,390)	$(3,725)
Weighted average common shares outstanding	7,158	5,667
Diluted net loss per share	$(0.89)	$(0.66)

5. INVENTORIES

Inventories at September 30 consisted of the following:

	2012	2011
Raw materials	$1,407	$1,352
Work in progress	283	379
Finished goods	276	309
	$1,966	$2,040
Obsolescence reserve	(310)	(404)
	$1,656	$1,636

6. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2012 and 2011 was $5,778 and $6,222, respectively. Accumulated amortization on capital leases at September 30, 2012 and 2011 was $4,775 and $4,086, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

During fiscal 2012, we added $356 in computer equipment through new capital lease arrangements. In fiscal 2011, we added $1,888 in equipment to our U.S. and U.K. bioanalytical laboratories through new capital lease arrangements. Due to restructuring activities outlined in Note 13, we terminated a capital lease for laboratory equipment in the UK. The activity resulted in a liability reduction of $322. Future minimum lease payments on capital leases at September 30, 2012 for the next five years are as follows:

	Principal	Interest	Total

2013	$330	$58	$388
2014	268	39	307
2015	259	22	281
2016	208	6	214
2017	4	-	4

	$1,069	$125	$1,194

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2016. The UK building lease expires in 2023 but includes an opt out provision after 7 years, or in fiscal 2015. Certain of these leases contain renewal options. Total rental expense under these leases was $1,284 and $441 in fiscal 2012 and 2011, respectively. The increase in fiscal 2012 is due to the accrual in restructuring for the UK building lease through the opt out date.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2012 are as follows:

2013	$371
2014	370
2015	223
2016	13
$977

7. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2012	2011

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013. (b)	$3,236	$3,573

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013. (b)	1,532	1,674

Replacement note payable to a bank, payable in monthly principal installments of $14 plus interest. The interest rate is 4.5%. Collateralized by West Lafayette and Evansville properties. Due October, 2013. (a) (b)	1,074	1,245

Note payable to Algo Holdings, payable in monthly installments of $10. There is no interest on this note if paid within terms. Termed May 1, 2012. See Note 12.	—	85
	$5,842	$6,577
Less current portion	583	735
	$5,259	$5,842

Our principal payment obligation for the year ending September 30, 2013 is $583. Cash interest payments of $715 and $647 were made in 2012 and 2011, respectively.

Mortgages and note payable

We have notes payable to Regions Bank (“Regions”) aggregating approximately $5,800.

Regions notes payable currently include two outstanding mortgages on our facilities in West Lafayette and Evansville, Indiana, which total $4,768. The mortgages originally mature in November 2012 with an interest rate fixed at 4.1% and monthly principal payments of approximately $38 plus interest.

(a) On November 29, 2010, we executed amendments on two loans with Regions. Regions agreed to accept a $500 principal payment on the note payable maturing on December 18, 2010 and a $500 principal payment on one mortgage maturing on February 11, 2011. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bears interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At September 30, 2012, the replacement note payable had a balance of $1,074.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain certain ratios including a fixed charge coverage ratio and total liabilities to tangible net worth ratio. The fixed charge coverage ratio calculation currently requires a ratio of not less than 1.25 to 1.00. We are also required to maintain a ratio of our total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. If we fail to comply with these covenants, the loan agreement restricts our ability to purchase fixed assets.

(b) On November 9, 2012, we executed a sixth amendment with Regions. On December 21, 2012, we executed an amended and restated sixth amendment with Regions. Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations.

At September 30, 2012, we were not in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements, mainly due to the net losses in the first nine months of fiscal 2012 and restructuring charges incurred in current fiscal year. On November 6, 2012, Regions waived compliance with the fixed charge coverage ratio. On December 21, 2012, Regions waived compliance with the total liabilities to tangible net worth ratio. Based on projections for fiscal 2013, we expect to be in compliance with the Regions covenants for fiscal 2013. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loans contain both cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital described below.

The mortgages and replacement note payable with Regions mature in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of September 30, 2012 the net book value of the facility and land was $9,585.

We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

On January 13, 2010, we entered into a new $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012.

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2012, we were not in compliance with the minimum tangible net worth covenant requirement. On December 21, EGC waived compliance with this covenant as part of the amendment. Based on projections for fiscal 2013, we expect to be in breach of the tangible net worth covenant for our first quarter of fiscal 2013, but in compliance the remaining three quarters. EGC waived our projected breach in the amendment to the Credit Agreement on December 21, 2012. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding.

[Remainder of page intentionally left blank.]

8. INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2012	2011
Deferred tax assets - Current:
Inventory	$202	$236
Accrued compensation and vacation	255	271
Accrued expenses and other	252	118
Total current deferred tax assets	709	625

Deferred tax liabilities – Current:
Prepaid expenses	(74)	(116)
Total net current deferred tax assets	635	509

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	2,483	1,585
Stock compensation expense	14	29
Foreign net operating loss	2,334	1,326
Foreign tax credit carryover	119	119
AMT credit carryover	42	45
Total noncurrent deferred tax assets	4,992	3,104

Deferred tax liabilities - Noncurrent:
Basis difference for fixed assets	(459)	(562)
Basis difference for intangibles	-	(21)
	(459)	(583)

Total net noncurrent deferred tax assets	4,533	2,521

Valuation allowance for net deferred tax assets	(5,168)	(3,030)
Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2012	2011
Current:
Federal	$(3)	$37
State and local	5	13
Foreign	-	-

Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Income tax expense	$2	$50

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2012	2011

Statutory federal income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	(0.1)	1.4
Nondeductible expenses	(0.5)	11.6
Valuation allowance changes	(33.5)	(39.4)
Other	---	0.9

Effective income tax rate	(0.1)%	8.5%

In fiscal 2012 and 2011, our foreign operations generated losses before income taxes of $3,636 and $745, respectively. We have foreign net operating loss carryforwards of $8,854 that have an indefinite life under current UK tax law. We have a valuation allowance for the deferred tax asset related to the foreign net operating losses.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2012 and 2011 was $2,834 and $1,706, respectively for our domestic operations. Payments made in fiscal 2012 and 2011 for income taxes amounted to $12 and $8, respectively.

At September 30, 2012, we had domestic net operating loss carryforwards of approximately $4,935 for federal and $9,469 for state, which expire from September 30, 2014 through 2029. Also, we have a foreign tax credit carryforward of approximately $119, which expires September 30, 2016. Further, we have an alternative minimum tax credit carryforward of approximately $42 available to offset future federal income taxes. This credit has an unlimited carryforward period.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2012, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Change in unrecognized tax benefits:

	2012	2011
Balance at beginning of the year	$16	$30
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	(14)
Settlements	-	-
Balance at end of the year	$16	$16

As noted in the table above, there has been no change in our gross uncertain tax positions during fiscal 2012 based on a state tax position. For fiscal 2011, we had a reduction of $14 in our gross uncertain tax positions during fiscal 2011 based on correspondence with a state taxing authority.

We are no longer subject to U.S. federal tax examinations for years before 2008 or state and local for years before 2007, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in the United Kingdom for years prior to 2007.

9. STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. Future common shares will be granted from the 2008 Stock Option Plan. The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee shall administer the Plan and approve the particular officers, directors or employees eligible for grants. Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant. Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. This plan terminates in fiscal 2018. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan.

The maximum number of common shares that may be granted under the Plan is 500 shares. At September 30, 2012, 339 shares remain available for grants under the Plan.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2012	2011
Risk-free interest rate	1.39%	3.08%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	93.00%- 97.00%	90.00%-91.00%
Expected life of the options (years)	7.0 - 8.0	8.0

A summary of our stock option activity for all options and related information for the years ended September 30, 2012 and 2011, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2010	705	$2.66
Exercised	-	$-
Granted	27	$2.24	$1.84
Terminated	(59)	$2.54
Outstanding - September 30, 2011	673	$2.65	$1.83	7.2	$69

Outstanding - October 1, 2011	673	$2.65
Exercised	-	$-
Granted	200	$1.30	$1.05
Terminated	(519)	$2.58
Outstanding - September 30, 2012	354	$1.99	$1.46	8.0	$42

Exercisable at September 30, 2012	94	$3.83	$2.59	5.3	$7

A summary of non-vested options for the year ended September 30, 2012 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2011	385	$1.14
Granted	200	$1.05
Vested	(128)	$1.25
Forfeited	(197)	$1.09
Non-vested options at September 30, 2012	260	$1.06

No options were exercised in fiscal years 2012 and 2011. As of September 30, 2012, our total unrecognized compensation cost related to non-vested stock options was $217 and is expected to be recognized over a weighted-average service period of 1.24 years. As of September 30, 2012, there are 125 shares outstanding that were granted outside of the Plan.

The following table summarizes outstanding and exercisable options as of September 30, 2012 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$0.79 - 1.01	128	8.32	$0.97	24	$1.01
$1.02 - 4.59	155	9.40	$1.38	7	$1.35
$4.60 - 8.79	71	4.24	$5.19	62	$5.21

10. RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2012 and 2011. Similar to fiscal 2011, we suspended our match of the employee contribution as part of our cost reduction efforts. Contribution expense was $17 and $15 in fiscal 2012 and 2011, respectively. The amounts recorded in fiscal 2012 and 2011 relate to statutory contributions for our European location.

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

(a)	Operating Segments

	Years Ended September 30,
	2012	2011
Revenue:
Service	$21,312	$25,613
Product	6,896	7,531
	$28,208	$33,144

Operating income (loss):
Service	$(3,863)	$745
Product	12	542
Corporate	(1,835)	—
	$(5,686)	$1,287

Interest Expense	702	694

Income (loss) before income taxes	$(6,388)	$593

Restructuring costs of $1,360 and $1,835 are included in the operating losses for fiscal 2012 for the Service and Corporate segments, respectively.

	Years Ended September 30,
	2012	2011
Identifiable assets:
Service	$15,864	$18,121
Product	7,262	7,674
Corporate	3,850	6,551
	$26,976	$32,346

Goodwill, net:
Service	$1,009	$1,009
Product	374	374
	$1,383	$1,383

Intangible assets, net:
Service	$—	$54
Product	—	—
	$—	$54

Depreciation and amortization:
Service	$2,036	$1,899
Product	242	235
	$2,278	$2,134

Capital Expenditures:
Service	$864	$1,098
Product	226	76
	$1,090	$1,174

(b)	Geographic Information

	Years Ended September 30,
	2012	2011
Sales to External Customers:
North America	$25,042	$29,451
Pacific Rim	961	912
Europe	1,858	2,542
Other	347	239
	$28,208	$33,144

Long-lived Assets:
North America	$20,083	$20,871
Europe	—	1,101
	$20,083	$21,972

(c)	Major Customers

The Preferred Provider Agreement (“PPA”) with Pharmasset, Inc., signed in the first quarter of fiscal 2011, expired under its own terms, though they remain a large client of the Company. Pharmasset, Inc., now known as Gilead Sciences, Inc. (‘Gilead’) via acquisition, accounted for approximately 7.3% and 14.5% of our total revenues in fiscal 2012 and 2011, respectively, and 7.4% and 6.3% of total trade accounts receivable at September 30, 2012 and 2011, respectively. Pfizer, Inc. remains a large client, accounting for approximately 3.4% and 5.2% of our total revenues in fiscal 2012 and 2011, respectively. Pfizer, Inc. accounted for 8.4% and 4.2% of total trade accounts receivable at September 30, 2012 and 2011, respectively.

12. SETTLEMENT OF CONTINGENT LIABILITY

In June of 2008 as part of selling our Baltimore Clinical Pharmacology Research Unit, we subleased the building space it occupied to the purchaser of the assets. We remained contingently liable for the rent payments of $800 per year through 2015 in the event the sublessor did not perform. In 2009, the purchaser ceased operations in Baltimore and sought to renegotiate the terms of its sublease. In March of 2010, a settlement was reached with the landlord of the building which canceled the sublessor’s and our obligations under the lease in exchange for a cash payment from the sublessor. We agreed to contribute $250 to the settlement, payable in twenty-five monthly installments of $10 without interest. We recorded the discounted liability of $216 in March 2010 and recognized the related expense in general and administrative expenses. In May 2012, we made the final payment and extinguished the liability.

13. RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth fiscal quarter of 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities this fiscal year.

The following table sets forth the costs incurred in connection with these restructuring activities during the year ended September 30, 2012.

Description	2012
One-time termination benefits	$1,454
Lease related costs	861
Equipment moving costs and method transfers	153
Travel and relocation costs	47
Loss on sale of equipment	446
Other costs	234
Total	$3,195

We have reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on this, we have reserved $861 for lease related costs.

Restructuring related costs incurred during fiscal 2012 totaled $1,360 in our Services segment, $0 in our Products segment and $1,835 in corporate expenses.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2012.

	Balance, September 30, 2011	Total Charges	Cash Payments	Other	Balance, September 30, 2012
One-time termination benefits	$-	$1,454	$(1,006)	$-	$448
Lease related costs	-	861	(61)	-	800
Equipment moving costs and method transfers	-	153	(104)	-	49
Travel and relocation costs	-	47	(43)	-	4
Loss on sale of equipment	-	446	-	(539)	(93)
Other costs	-	234	(37)	-	197
Total	$-	$3,195	$(1,251)	$(539)	$1,405

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

14. SELF-INSURANCE

The Company is self-insured for certain costs related its employee health plan.  Costs resulting from noninsured losses are charged to income when incurred.  The Company has purchased insurance which limits its exposure for individual claims to approximately $60 and has a minimum annual aggregate attachment point of $2,072 at September 30, 2012.  The Company’s expense related to the plan was $1,231 and $1,089 for the years ended September 30, 2012 and 2011.

15. MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in response to our financial performance through the second quarter of fiscal 2012, we began to operate the business in a manner designed to place more emphasis on cash flow generation. Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

Revenues declined approximately 14.9% and gross margin declined 34.9% from fiscal 2011. In fiscal 2012, we consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. These restructuring activities totaled $3,195 in the current year. As a result, we reported a net loss of $6,390 in fiscal 2012 as compared to net income of $543 in fiscal 2011.

The majority of the restructuring activities, though, occurred in the second half of the fiscal year. Due to these activities, gross margin improved 60.5% in the second half of fiscal 2012. Operating expenses declined 32.5% in the same time period. As a result, we had operating income of $452 before restructuring charges in the second half of fiscal 2012 compared to an operating loss of $2,943 in the first half. The % and $ amounts in the preceding sentences in this paragraph are unaudited. We will continue initiatives to control costs and improve productivity to achieve our financial objectives. Total capital expenditures declined 7.2% in fiscal 2012, particularly in the second half, as we limited spending to only necessary expenditures.

We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was renewed for another year. Further, we listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations.

In fiscal 2013, we will continue to assess the need for additional cost controls such as freezing non-essential capital expenditures, reducing non-essential expenses, and monitoring our operations for efficiencies to further reduce our break-even point. For fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $1.3 million in fiscal 2013. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations.

[Remainder of page intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioanalytical Systems Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Fort Wayne, Indiana

December 31, 2012

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012, including those procedures described below, we, including our interim Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were not effective for the reasons discussed in the section below entitled, Management’s Report on Internal Control over Financial Reporting.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described in the following section entitled Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our interim Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s assessment identified two material weaknesses in the computations of the debt covenant compliance and other certain calculations.

With respect to the computation of debt covenants, we miscalculated the projected covenant compliance for fiscal 2012. Our computation projected our compliance with the minimum tangible net worth covenant for the fourth fiscal quarter ended September 30, 2012. The corrected computation projected a breach of this covenant for which we obtained a waiver from EGC on December 21, 2012. With respect to the other certain calculations, these were caused by journal entries material to the consolidated financial statements found during the course of the annual audit. In our initial computations, we did not correctly compute values related to the restructuring and medical reserves.

As a corrective action, we have instituted an additional check balance on the covenant compliance calculations. Also, we intend to seek the counsel of other experts in accounting before discussions with our auditors on future non-recurring transactions.

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2012. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference. Information required by Part III, Item 10 is incorporated herein by this reference from the Company’s Proxy Statement for the 2013 Annual Meeting.

Name	Age	Position
John B. Landis, Ph.D.	59	Chairman
Larry S. Boulet	66	Director
David W. Crabb, M.D.	59	Director
Richard A. Johnson	67	Director
David L. Omachinski	60	Director
A. Charlene Sullivan, Ph.D.	63	Director

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

Richard A. Johnson, Ph.D. was elected as a director of the Company on May 9, 2012. Dr. Johnson is currently an executive scientific consultant. From 1990 to 2008, he served as Founder and President of AvTech Laboratories. Prior to founding AvTech Laboratories, he served in various positions with The Upjohn Company, including Senior Research Scientist, Manager of Product Control, Manager of Quality Assurance Product Support and Director of Strategic Planning. Dr. Johnson received his Bachelor of Science in Chemistry from the Illinois Institute of Technology and his Ph.D. in Chemical Physics from Michigan State University.

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

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, the audit plan, the adequacy of internal controls, the audit report and management letter and undertaking such other incidental functions as the board may authorize. Larry S. Boulet, Richard A. Johnson, David Omachinski and A. Charlene Sullivan are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Boulet and Mr. Omachinski is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

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

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Election of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement for the 2013 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the “Principal Shareholders Table” in the Proxy Statement for the 2013 Annual Meeting and Item 5 of this report is incorporated herein by reference in response to this item.

For additional information regarding our stock option plans, please see Note 9 in the Notes to Consolidated Financial Statements in this report.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Board Independence” in the Proxy Statement for the 2013 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement for the 2013 Annual Meeting is incorporated herein by reference.

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

10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

Number		Description of Exhibits

	10.7	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).
	10.8	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.9	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.10	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.11	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.12	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.13	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.14	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

	10.15	Amendment No. 2 to Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated September 30, 2011 (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended September 30, 2011).

	10.16	Severance Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 for Form 8-K filed April 5, 2012).

	10.17	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.18	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.19	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.20	Waiver letter, dated May 8, 2012, from Regions Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q for fiscal quarter ended March 31, 2012).

	10.21	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (filed herewith).

	10.22	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (filed herewith).

	10.23	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.24	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 31, 2012	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
Interim President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jacqueline M. Lemke	Interim President and Chief Executive Officer, Vice President of Finance and	December 31, 2012
Jacqueline M. Lemke	Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ John B. Landis, Ph.D.	Chairman	December 31, 2012
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	December 31, 2012
Larry S. Boulet

/s/ David W. Crabb	Director	December 31, 2012
David W. Crabb

/s/ Richard A. Johnson, Ph.D.	Director	December 31, 2012
Richard A. Johnson, Ph.D.

/s/ David L. Omachinski	Director	December 31, 2012
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	December 31, 2012
A. Charlene Sullivan, Ph.D.

EXHIBIT INDEX

Number	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

10.2

Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

10.7	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).

10.8	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

10.9	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

Number		Description of Exhibits

	10.10	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.11	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.12	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.13	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.14	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

	10.15	Amendment No. 2 to Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated September 30, 2011 (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended September 30, 2011).

	10.16	Severance Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 for Form 8-K filed April 5, 2012).

	10.17	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.18	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.19	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.20	Waiver letter, dated May 8, 2012, from Regions Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q for fiscal quarter ended March 31, 2012).

	10.21	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (filed herewith).

	10.22	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (filed herewith).

	10.23	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.24	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

Number		Description of Exhibits

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

