Form 10-Q
period 2012-12-31
BIOANALYTICAL SYSTEMS INC
filed 2013-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of February 11, 2013, 7,656,718 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$670	$721
Accounts receivable
Trade	2,002	3,366
Unbilled revenues and other	898	921
Inventories	1,703	1,656
Prepaid expenses	179	228
Total current assets	5,452	6,892

Property and equipment, net	18,167	18,628
Goodwill	1,383	1,383
Debt issue costs	10	18
Other assets	52	54
Total assets	$25,064	$26,975

Liabilities and shareholders’ equity
Current liabilities:

Accounts payable	$3,996	$3,934
Accrued expenses	1,285	2,067
Customer advances	2,327	3,012
Income tax accruals	17	17
Revolving line of credit	962	1,444
Current portion of capital lease obligation	280	330
Current portion of long-term debt	5,676	583
Total current liabilities	14,543	11,387

Capital lease obligation, less current portion	689	739
Long-term debt, less current portion	—	5,259

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at December 31, 2012 and at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,656,718 issued and
outstanding at December 31, 2012 and 7,638,738 at September 30, 2012	1,876	1,871
Additional paid-in capital	20,541	20,451
Accumulated deficit	(13,957)	(14,096)
Accumulated other comprehensive income	37	29

Total shareholders’ equity	9,832	9,590

Total liabilities and shareholders’ equity	$25,064	$26,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Service revenue	$4,670	$5,611
Product revenue	1,133	1,905
Total revenue	5,803	7,516

Cost of service revenue	3,382	5,256
Cost of product revenue	566	778
Total cost of revenue	3,948	6,034

Gross profit	1,855	1,482
Operating expenses:
Selling	370	998
Research and development	85	178
General and administrative	1,098	1,608
Total operating expenses	1,553	2,784

Operating income (loss)	302	(1,302)

Interest expense	(165)	(189)
Other income	2	—
Income (loss) before income taxes	139	(1,491)

Income taxes	—	—

Net income (loss)	$139	$(1,491)

Other comprehensive income (loss):
Foreign currency translation adjustment	8	(1)

Comprehensive income (loss)	$147	$(1,492)

Basic net income (loss) per share	$0.02	$(0.21)
Diluted net income (loss) per share	$0.02	$(0.21)

Weighted common shares outstanding:
Basic	7,639	6,946
Diluted	8,406	6,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$139	$(1,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	473	551
Employee stock compensation expense	74	47
Provision for doubtful accounts	(26)	3
Loss on sale of property and equipment	2	2
Changes in operating assets and liabilities:
Accounts receivable	1,413	570
Inventories	(47)	(226)
Refundable income taxes	—	(46)
Prepaid expenses and other assets	59	110
Accounts payable	82	911
Accrued expenses	(782)	139
Customer advances	(685)	20
Net cash provided by operating activities	702	590

Investing activities:
Capital expenditures	(10)	(712)
Net cash used by investing activities	(10)	(712)

Financing activities:
Payments of long-term debt	(166)	(188)
Payments on revolving line of credit	(6,118)	(7,612)
Borrowings on revolving line of credit	5,636	7,519
Payments on capital lease obligations	(100)	(151)
Net cash used by financing activities	(748)	(432)

Effect of exchange rate changes	5	3

Net decrease in cash and cash equivalents	(51)	(551)
Cash and cash equivalents at beginning of period	721	2,963
Cash and cash equivalents at end of period	$670	$2,412

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2012. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2012 and 2011 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2012. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results for the year ending September 30, 2013.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2012. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2012, there are 125 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2012. Stock based compensation expense for the three months ended December 31, 2012 and 2011 was $74 and $47, respectively.

A summary of our stock option activity for the three months ended December 31, 2012 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2012	354	$1.99	$1.46
Exercised	-	-	-
Granted	50	1.32	1.09
Terminated	(10)	1.01
Outstanding - December 31, 2012	394	$1.93	$1.43

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the quarters ended December 31, 2012 and 2011, respectively, because they were anti-dilutive. Warrants for 1,377 common shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2012 because they were anti-dilutive. Warrants for 2,753 common shares and 1,068 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2011 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2012	2011
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$139	$(1,491)
Weighted average common shares outstanding	7,639	6,946
Basic net income (loss) per share	$0.02	$(0.21)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$139	$(1,491)

Weighted average common shares outstanding	7,639	6,946
Plus: Incremental shares from assumed conversions
Series A preferred shares	767	—
Diluted weighted average common shares outstanding	8,406	6,946

Diluted net income (loss) per share	$0.02	$(0.21)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2012	September 30, 2012

Raw materials	$1,407	$1,407
Work in progress	349	283
Finished goods	257	276
	$2,013	$1,966
Obsolescence reserve	(310)	(310)
	$1,703	$1,656

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2012.

	Three Months Ended December 31,
	2012	2011
Revenue:
Service	$4,670	$5,611
Product	1,133	1,905
	$5,803	$7,516

Operating income (loss):
Service	$199	$(1,266)
Product	103	(36)
	$302	$(1,302)

Interest and other expense	163	189

Income (loss) before income taxes	$139	$(1,491)

6.	INCOME TAXES

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

At December 31, 2012 and September 30, 2012, we had a $16 liability for uncertain income tax positions.

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

7.	DEBT

Mortgages and note payable

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,676 at December 31, 2012, which is secrured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

On November 29, 2010, we executed amendments on two loans with Regions. As part of the amendments, we agreed to a $500 principal payment on one of the loans and a $500 principal payment on the other loan in exchange for certain modifications to the financial covenants in the loan agreements described below. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bore interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable was secured by real estate at our West Lafayette and Evansville, Indiana locations.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. The fixed charge coverage ratio calculation currently requires a ratio. We are also required to maintain a ratio of our total liabilities to tangible net worth ratio.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth admendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At December 31, 2012, the replacement note payable had a balance of $5,676.

At December 31, 2012, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Based on projections for fiscal 2013, we expect to be in compliance with the Regions covenants for fiscal 2013. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of December 31, 2012, the net book value of the facility and land was $9,481.

We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

We have a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charge of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012.

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2012, we were not in compliance with the minimum tangible net worth covenant requirement, which was waived by EGC as part of the amendment. Based on projections for fiscal 2013, we expect to be in compliance with the tangible net worth covenant for the remaining three quarters.

At December 31, 2012, we had available borrowing capacity of $1,302 on this line, of which $962 was outstanding.

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

8.	RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth fiscal quarter of 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities in fiscal 2012.

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first fiscal quarter of 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200K from the prior fiscal year. Based on these, we have $818 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2012.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, December 31, 2012
One-time termination benefits	$448	$-	$(398)	$-	$50
Lease related costs	800	-	-	18	818
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Loss on sale of equipment	(93)	-	-	21	(72)
Other costs	197	-	(42)	-	155
Total	$1,405	$-	$(493)	$39	$951

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

10.	MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in response to our financial performance through the second quarter of fiscal 2012, we began to operate the business in a manner designed to place more emphasis on cash flow generation. Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

During the first fiscal quarter of 2013, revenues declined approximately 22.8%, but gross margin improved 25.2% from the first fiscal quarter of 2012. We reported a positive net operating income for the first fiscal quarter of 2013. We also generated $702 in cash from operations and maintained strict controls on expenditures.

We negotiated an amendment to our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was renewed for another year. Further, we listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Proceeds from this transaction would be used to pay down our debt.

For the remainder of fiscal 2013, we will continue to assess the need for additional cost controls such as freezing non-essential capital expenditures, reducing non-essential expenses, and monitoring our operations for efficiencies to further reduce our break-even point. For the remainder of fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins from fiscal 2012 due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $6.0 million due in the next twelve months through December 2013, including $5.7 million for the Regions loans. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations. If we are unable to refinance our debt or enter into a sale-leaseback for the building in West Lafayette, we may not have sufficient liquidity to meet our debt obligations coming due in October 2013 and be able to continue our business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include statements regarding our intent, belief or current expectations with respect to, but are not limited to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team; (ix) our ability to refinance our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2012. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first three months of fiscal 2013, we experienced a decline in the demand for our products and services as compared to the first three months of fiscal 2012 some of which can be explained by the closure of two bioanalytical laboratories in the second half of fiscal 2012. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2013, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first three months of fiscal 2013, we had a 22.8% decline in revenues over the same period in fiscal 2012. Gross margin and operating income, however, increased in the current fiscal year due to lower costs of revenues of 34.6% and lower operating expenses of 44.2%. As a result, we reported a net income of $139 for the first three months of fiscal 2013. The improved margins and earnings were due to the restructuring activities we completed in the second half of fiscal 2012 as well as dedication to cost monitoring. We consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2012, see “Results of Operations” below.

As of December 31, 2012, we had $670 of cash and cash equivalents as compared to $721 of cash and cash equivalents at the end of fiscal 2012. In the first fiscal quarter of 2013, we generated $702 in cash from operations partially due to the net income we reported versus a net loss in the first fiscal quarter of 2012. Total capital expenditures declined to only $10 in fiscal 2013 from $712 in fiscal 2012, as we limited spending to only necessary expenditures. We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was automatically renewed for another year. In fiscal 2012, we listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system, which we expect to begin shipping in the second quarter of fiscal 2013. We are poised for increased capacity utilization and potential strategic growth in the remainder of fiscal 2013.

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

Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. First, we can assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Then, we follow a two-step quantitative process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at December 31, 2012 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2012. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At December 31, 2012, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $74 and $47 during the three months ended December 31, 2012 and 2011, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2013 and future periods.

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

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the accrued liability for uncertain tax positions would impact our effective tax rate. Over the next twelve months we do not anticipate changes to the carrying value of our reserve.  Interest and penalties are included in the reserve.

As of December 31, 2012 and September 30, 2012, we had a $16 liability for uncertain income tax positions, respectively.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2012	2011
Service revenue	80.5%	74.7%
Product revenue	19.5	25.3
Total revenue	100.0	100.0

Cost of service revenue (a)	72.4	93.7
Cost of product revenue (a)	49.9	40.9
Total cost of revenue	68.0	80.3

Gross profit	32.0	19.7

Total operating expenses	26.8	37.0

Operating income (loss)	5.2	(17.3)

Other expense	(2.8)	(2.5)

Income (loss) before income taxes	2.4	(19.8)

Income taxes	—	—

Net income (loss)	2.4%	(19.8)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2012 decreased 22.8% to $5,803 compared to $7,516 for the same period last year.

Our Service revenue decreased 16.8% to $4,670 in the current quarter compared to $5,611 for the prior year period primarily as a result of lower bioanalytical and pharmaceutical analysis revenues. The consolidation of the Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal quarter. Pharmaceutical analysis revenues in our first fiscal quarter of 2013 were negatively impacted by study delays by clients.

	Three Months Ended December 31,
	2012	2011	Change	%
Bioanalytical analysis	$2,300	$2,856	$(556)	-19.5%
Toxicology	1,897	1,918	(21)	-1.1%
Other laboratory services	473	837	(364)	-43.5%

Sales in our Products segment decreased 40.5% in the current fiscal quarter from $1,905 to $1,133 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling systems over the same period in prior fiscal year. The anticipated release of the Culex Nxt system in our second fiscal quarter of fiscal 2013 is believed to have caused a slowdown in current quarter orders.

	Three Months Ended December 31,
	2012	2011	Change	%
Culex®, in-vivo sampling systems	$371	$1,170	$(799)	-68.3%
Analytical instruments	575	525	50	9.5%
Other instruments	187	210	(23)	-11.0%

Cost of Revenues

Cost of revenues for the current quarter was $3,948 or 68.0% of revenue, compared to $6,034, or 80.3% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 72.4% in the current quarter from 93.7% in the comparable period last year. The principal cause of this decrease was due to the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base as well as strict spend monitoring.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 49.9% from 40.9% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the current quarter as well an inventory build due to lower than expected sales.

Operating Expenses

Selling expenses for the three months ended December 31, 2012 decreased 62.9% to $370 from $998 for the comparable period last year. This decrease stems from restructuring activities in the prior year as well as reductions in commissions, travel and marketing expenses in the current quarter.

Research and development expenses for the first quarter of fiscal 2013 decreased 52.3% over the comparable period last year to $85 from $178. The decrease was primarily due to restructuring activities in the prior year and reduced spending on consulting services in the current quarter.

General and administrative expenses for the current quarter decreased 31.7% to $1,098 from $1,608 for the comparable prior year period. The principal reasons for the decrease were lower salaries, benefits and rent expenses due to restructuring activities in fiscal 2012, as well as lower travel and consulting fees in the current quarter as we monitored spend closely.

Other Income (Expense)

Other expense for the current fiscal quarter decreased to $163 from $189 for the same quarter of the prior fiscal year. The primary reason for the decrease is lower mortgage and lease interest in fiscal 2013.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2012 and 2011 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth fiscal quarter of 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We will continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities in fiscal 2012.

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first fiscal quarter of 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200K from the prior fiscal year. Based on these, we have $818 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2012.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, December 31, 2012
One-time termination benefits	$448	$-	$(398)	$-	$50
Lease related costs	800	-	-	18	818
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Loss on sale of equipment	(93)	-	-	21	(72)
Other costs	197	-	(42)	-	155
Total	$1,405	$-	$(493)	$39	$951

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2012, we had cash and cash equivalents of $670, compared to $721 at September 30, 2012.

Net cash provided by operating activities was $702 for the three months ended December 31, 2012 compared to $590 for the three months ended December 31, 2011. The increase in cash provided by operating activities in the current fiscal quarter partially results from our operating income versus operating loss in the prior year period, as well as cash paid during the current quarter for restructuring activities of $493. Other contributing factors to our cash from operations were noncash charges of $473 for depreciation and amortization and a net decrease in accounts receivable of $1,413, offset slightly by a net decrease in accrued expenses of $782 and customer advances of $685. Included in operating activities for the first fiscal quarter of 2012 are an operating loss for the period, plus non-cash charges of $551 for depreciation and amortization, a reduction in accounts receivable of $570 and an increase in accounts payable of $911. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $10 in the first quarter of fiscal 2013 due to capital expenditures as compared to $712 in the first three months of fiscal 2012. The decline in capital spending is related to our freeze on non-essential capital expenditures and cost controls implemented in the second half of fiscal 2012.

Financing activities used $748 in the first three months of fiscal 2013 as compared to $432 used for the first three months of fiscal 2012. The main use of cash in the first quarter of fiscal 2013 was for long-term debt and capital lease payments of $266 as well as net payments on our line of credit of $482. In the first quarter of fiscal 2012, we had long-term debt and capital lease payments of $339, as well as net payments on our line of credit of $93.

Capital Resources

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,676 at December 31, 2012, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

On November 29, 2010, we executed amendments on two loans with Regions. As part of the amendments, we agreed to a $500 principal payment on one of the loans and a $500 principal payment on the other loan in exchange for certain modifications to the financial covenants in the loan agreements described below. The principal payments were made on December 17, 2010 and February 11, 2011, respectively. Upon receipt of these two payments, Regions incorporated the two loans into a replacement note payable for $1,341 maturing on November 1, 2012. The replacement note payable bore interest at a per annum rate equal to the 30-day LIBOR plus 300 basis points (minimum of 4.5%) with monthly principal payments of approximately $14 plus interest. The replacement note payable was secured by real estate at our West Lafayette and Evansville, Indiana locations.

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. The fixed charge coverage ratio calculation currently requires a ratio. We are also required to maintain a ratio of our total liabilities to tangible net worth ratio.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth admendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At December 31, 2012, the replacement note payable had a balance of $5,676.

At December 31, 2012, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Based on projections for fiscal 2013, we expect to be in compliance with the Regions covenants for fiscal 2013. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of December 31, 2012, the net book value of the facility and land was $9,481.

We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

We have a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012.

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2012, we were not in compliance with the minimum tangible net worth covenant requirement, which was waived by EGC as part of the amendment. Based on projections for fiscal 2013, we expect to be in compliance with the tangible net worth covenant for the remaining three quarters.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2013 to finance working capital. To conserve cash, we instituted a freeze on non-essential capital expenditures. As of December 31, 2012, we had $1,302 of total borrowing capacity with the line of credit, of which $962 was outstanding, and $670 of cash on hand. This compares to a borrowing capacity of $1,927 at September 30, 2012. The decline in the borrowing capacity for our first fiscal quarter is due to the decline in revenues, which lowers our receivables balance.

For the remainder of fiscal 2013, we will continue to assess the need for additional cost controls such as freezing non-essential capital expenditures, reducing non-essential expenses, and monitoring our operations for efficiencies to further reduce our break-even point. For the remainder of fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins from fiscal 2012 due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $1.3 million in fiscal 2013. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations.

Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lenders again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

During the current fiscal quarter, we instituted an additional level of review of covenant compliance as well as restructuring and medical reserve calculations. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2012, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.2	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.3	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.4	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2013	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.2	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.3	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.4	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

