Form 10-Q
period 2013-03-31
BIOANALYTICAL SYSTEMS INC
filed 2013-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of May 10, 2013, 7,672,736 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	September 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140	$721
Accounts receivable
Trade, less allowances of $162 and $123 as of March 31, 2013 and September 30, 2012, respectively.	2,436	3,366
Unbilled revenues and other	1,136	921
Inventories	1,653	1,656
Refundable Income Taxes	2	—
Prepaid expenses	194	228
Total current assets	5,561	6,892

Property and equipment, net	17,736	18,628
Goodwill	1,383	1,383
Debt issue costs	59	18
Other assets	51	54

Total assets	$24,790	$26,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,659	$3,934
Accrued expenses	1,420	2,067
Customer advances – deferred revenues	2,675	3,012
Income tax accruals	16	17
Revolving line of credit	813	1,444
Current portion of capital lease obligation	260	330
Current portion of long-term debt	5,549	583
Total current liabilities	14,392	11,387

Capital lease obligation, less current portion	607	739
Long-term debt, less current portion	—	5,259

Commitments and contingencies

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at March 31, 2013 and at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,671,364 issued and outstanding at March 31, 2013 and 7,638,738 at September 30, 2012	1,880	1,871
Additional paid-in capital	20,618	20,451
Accumulated deficit	(14,126)	(14,096)
Accumulated other comprehensive income	84	29
Total shareholders’ equity	9,791	9,590

Total liabilities and shareholders’ equity	$24,790	$26,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service revenue	$3,667	$5,279	$8,337	$10,890
Product revenue	1,489	1,687	2,623	3,592
Total revenue	5,156	6,966	10,960	14,482

Cost of service revenue	3,230	5,066	6,612	10,322
Cost of product revenue	668	757	1,234	1,535
Total cost of revenue	3,898	5,823	7,846	11,857

Gross profit	1,258	1,143	3,114	2,625
Operating expenses:
Selling	292	996	662	1,994
Research and development	123	162	208	340
General and administrative	852	1,626	1,950	3,234
Total operating expenses	1,267	2,784	2,820	5,568

Restructuring charges	—	64	—	64

Operating income (loss)	(9)	(1,705)	294	(3,007)

Interest expense	(163)	(179)	(329)	(368)
Other income	3	—	5	—
Income (loss) before income taxes	(169)	(1,884)	(30)	(3,375)

Income taxes	—	—	—	—

Net income (loss)	$(169)	$(1,884)	$(30)	$(3,375)

Other comprehensive income (loss):
Foreign currency translation adjustment	46	23	55	22

Comprehensive income (loss)	$(123)	$(1,861)	$25	$(3,353)

Basic net income (loss) per share	$(0.02)	$(0.27)	$(0.00)	$(0.48)
Diluted net income (loss) per share	$(0.02)	$(0.27)	$(0.00)	$(0.48)

Weighted common shares outstanding:
Basic	7,657	7,034	7,648	6,989
Diluted	7,657	7,034	7,648	6,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(30)	$(3,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	908	1,145
Employee stock compensation expense	135	73
Provision for doubtful accounts	39	46
Loss (gain) on sale of property and equipment	(19)	3
Changes in operating assets and liabilities:
Accounts receivable	676	495
Inventories	4	(218)
Refundable income taxes	(3)	(46)
Prepaid expenses and other assets	(7)	151
Accounts payable	(231)	886
Accrued expenses	(647)	372
Customer advances	(337)	107
Net cash provided (used) by operating activities	488	(361)
Investing activities:
Capital expenditures	(12)	(817)
Proceeds from sale of equipment	20	—
Net cash provided (used) by investing activities	8	(817)

Financing activities:
Payments of long-term debt	(293)	(378)
Payments on revolving line of credit	(11,018)	(14,680)
Borrowings on revolving line of credit	10,387	14,434
Payments on capital lease obligations	(202)	(311)
Net cash used by financing activities	(1,126)	(935)

Effect of exchange rate changes	49	3

Net decrease in cash and cash equivalents	(581)	(2,110)
Cash and cash equivalents at beginning of period	721	2,963
Cash and cash equivalents at end of period	$140	$853

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(40)	$(61)

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2012. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2013 and 2012 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2013. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results for the year ending September 30, 2013.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2012. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of March 31, 2013, there are 125 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2012. Stock based compensation expense for the three and six months ended March 31, 2013 was $61 and $135, respectively. Stock based compensation expense for the three and six months ended March 31, 2012 was $26 and $73, respectively.

A summary of our stock option activity for the six months ended March 31, 2013 is as follows (shares in thousands):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2012	354	$1.99	$1.46
Exercised	(7)	1.35	1.14
Granted	179	1.46	1.20
Terminated	(24)	2.80	1.89
Outstanding - March 31, 2013	502	$1.77	$1.35

During the six months ended March 31, 2013, we granted options for 179 common shares under the Plan. The fair value of each option grant is estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	1.00% - 1.95%
Dividend yield	0.00%
Expected volatility	93.55% - 93.71%
Expected life of the options (years)	8.0
Forfeitures	3.00%

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and six months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive. Warrants for 1,377 common shares and 668 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2013, because they were anti-dilutive. Warrants for 2,753 common shares and 1,044 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2012 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Basic net loss per share:
Net loss applicable to common shareholders	$(169)	$(1,884)	$(30)	$(3,375)
Weighted average common shares outstanding	7,657	7,034	7,648	6,989
Basic net loss per share	$(0.02)	$(0.27)	$(0.00)	$(0.48)

Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(169)	$(1,884)	$(30)	$(3,375)

Weighted average common shares outstanding	7,657	7,034	7,648	6,989
Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	7,657	7,034	7,648	6,989

Diluted net loss per share	$(0.02)	$(0.27)	$(0.00)	$(0.48)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2013	September 30, 2012

Raw materials	$1,401	$1,407
Work in progress	337	283
Finished goods	226	276
	$1,964	$1,966
Obsolescence reserve	(311)	(310)
	$1,653	$1,656

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Service	$3,667	$5,279	$8,337	$10,890
Product	1,489	1,687	2,623	3,592
	$5,156	$6,966	$10,960	$14,482

Operating income (loss):
Service	$(365)	$(1,419)	$(150)	$(2,685)
Product	356	(275)	444	(311)
Corporate	—	(11)	—	(11)
	$(9)	$(1,705)	$294	$(3,007)

Interest and other expense	160	179	324	368

Income (loss) before income taxes	$(169)	$(1,884)	$(30)	$(3,375)

Restructuring costs of $53 and $11 are included in the operating losses for the three and six months ended March 31, 2012 for the Service and Corporate segments, respectively.

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

At March 31, 2013 and September 30, 2012, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 0% is due to changes in our valuation allowance on our net deferred tax assets.

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

Mortgages and note payable

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,549 at March 31, 2013 and $5,842 at September 30, 2012, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

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

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At March 31, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At March 31, 2013, the replacement note payable had a balance of $5,549.

The Regions loan agreement contains cross-default provisions with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of March 31, 2013, the net book value of the facility and land was $9,492.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of March 31, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012. At March 31, 2013, we were in compliance with the minimum tangible net worth covenant requirement. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans.

At March 31, 2013, we had available borrowing capacity of $1,330 on this line, of which $813 was outstanding. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding.

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

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first fiscal quarter of 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. Based on these, we have $837 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the six months ended March 31, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, March 31, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	-	-	37	837
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Receivable from sale of equipment	(93)	-	-	61	(32)
Other costs	197	-	(56)	-	141
Total	$1,405	$-	$(557)	$98	$946

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

During the first half of fiscal 2013, revenues declined approximately 24.3%, but gross margin improved 18.6% from the first half of fiscal 2012. We reported a positive operating income for the first half of fiscal 2013. We also generated $488 in cash from operations and maintained strict controls on expenditures.

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

For the remainder of fiscal 2013, we will continue to assess the need for additional cost controls such as reducing non-essential expenses and monitoring our operations for efficiencies to further reduce our break-even point. For the remainder of fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins from fiscal 2012 due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $5.8 million due in the next twelve months, including $5.5 million for the Regions loan. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations. If we are unable to refinance our debt or enter into a sale-leaseback for the building in West Lafayette, we may not have sufficient liquidity to meet our debt obligations coming due in October 2013 and be able to continue our business.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first six months of fiscal 2013, we experienced a decline in the demand for our products and services as compared to the first six months of fiscal 2012, some of which can be explained by the closure of two bioanalytical laboratories in the second half of fiscal 2012. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2013, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first six months of fiscal 2013, we had a 24.3% decline in revenues over the same period in fiscal 2012. Gross margin and operating income, however, increased in the current fiscal year due to lower costs of revenues of 33.8% and lower operating expenses of 49.4%. As a result, we reported operating income of $294 for the first half of fiscal 2013. The improved margins and earnings were due to the restructuring activities we completed in the second half of fiscal 2012 as well as dedication to cost monitoring. We consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2013, see “Results of Operations” below.

As of March 31, 2013, we had $140 of cash and cash equivalents as compared to $721 of cash and cash equivalents at the end of fiscal 2012. In the first six months of 2013, we generated $488 in cash from operations partially due to the lower net loss we reported versus the first six months of 2012. Total capital expenditures declined to only $12 in fiscal 2013 from $817 in fiscal 2012, as we limited spending to only necessary expenditures. We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was automatically renewed for another year. In fiscal 2012, we listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system, which we expect to begin shipping in the third quarter of fiscal 2013.

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

Revenue Recognition

The majority of our service contracts involve the processing of bioanalytical samples for pharmaceutical companies. These contracts generally provide for a fixed fee for each assay method developed or sample processed and revenue is recognized under the specific performance method of accounting. Under the specific performance method, revenue and related direct costs are recognized when services are performed. Other service contracts generally consist of preclinical studies for pharmaceutical companies. Service revenue is recognized under the proportional performance method of accounting. Losses on contracts are provided in the period in which the loss becomes determinable. Revisions in profit estimates are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates made by the Company at the inception of the contract period. These estimates could change during the term of the contract which could impact the revenue and costs reported in the consolidated financial statements. Projected losses on contracts are provided for in their entirety when known. Revisions to estimates have not been material. Service contract fees received upon acceptance are deferred and classified within customer advances, until earned. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at March 31, 2013 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At March 31, 2013, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards.. We recognized stock based compensation related to stock options of $61 and $135 for the three and six months ended March 31, 2013, respectively. We recognized an expense of $26 and $73 for the three and six months ended March 31, 2012, respectively.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of March 31, 2013 and September 30, 2012, we had a $16 liability for uncertain income tax positions, respectively.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service revenue	71.1%	75.8%	76.1%	75.2%
Product revenue	28.9	24.2	23.9	24.8
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	88.1	96.0	79.3	94.8
Cost of product revenue (a)	44.9	44.9	47.1	42.7
Total cost of revenue	75.6	83.6	71.6	81.9

Gross profit	24.4	16.4	28.4	18.1

Total operating expenses	24.6	40.0	25.7	38.4

Restructuring expenses	—	0.9	—	0.4

Operating income (loss)	(0.2)	(24.5)	2.7	(20.7)

Other expense	3.1	2.6	3.0	2.5

Income (loss) before income taxes	(3.3)	(27.1)	(0.3)	(23.2)

Income taxes	—	—	—	—

Net income (loss)	(3.3)%	(27.1)%	(0.3)%	(23.2)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2013 decreased 26.0% to $5,156 compared to $6,966 for the same period last year.

Our Service revenue decreased 30.5% to $3,667 in the current quarter compared to $5,279 for the prior year period. The consolidation of the McMinnville, Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal quarter as well as a lower number of samples to assay. Pharmaceutical analysis and toxicology revenues in our second fiscal quarter of 2013 were negatively impacted by study delays by clients.

	Three Months Ended
	March 31,
	2013	2012	Change	%
Bioanalytical analysis	$1,633	$2,780	$(1,147)	-41.3%
Toxicology	1,457	1,748	(291)	-16.6%
Other laboratory services	577	751	(174)	-23.2%

Sales in our Products segment decreased 11.7% in the current fiscal quarter from $1,687 to $1,489 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our mature analytical products as well as our Culex automated in vivo sampling systems over the same period in the prior fiscal year.

	Three Months Ended
	March 31,
	2013	2012	Change	%
Culex®, in-vivo sampling systems	$628	$772	$(144)	-18.7%
Analytical instruments	612	776	(164)	-21.1%
Other instruments	249	139	110	79.1%

Cost of Revenues

Cost of revenues for the current quarter was $3,898 or 75.6% of revenue, compared to $5,823, or 83.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 88.1% in the current quarter from 96.0% in the comparable period last year. The principal cause of this decrease was due to the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base as well as strict spend monitoring.

Costs of Products revenue as a percentage of Product revenue in the current quarter remained at 44.9% from the comparable prior year period.

Operating Expenses

Selling expenses for the three months ended March 31, 2013 decreased 70.7% to $292 from $996 for the comparable period last year. This decrease stems from restructuring activities in the prior year as well as reductions in commissions, travel and marketing expenses in the current quarter.

Research and development expenses for the second quarter of fiscal 2013 decreased 24.1% over the comparable period last year to $123 from $162. The decrease was primarily due to restructuring activities in the prior year and reduced spending on consulting services in the current quarter.

General and administrative expenses for the current quarter decreased 47.6% to $852 from $1,626 for the comparable prior year period. The principal reasons for the decrease were lower salaries, benefits and rent expenses due to restructuring activities in fiscal 2012, as well as lower travel and consulting fees in the current quarter as we monitored spend closely.

Other Income (Expense)

Other expense for the current fiscal quarter decreased to $163 from $179 for the same quarter of the prior fiscal year. The primary reason for the decrease is lower lease interest in fiscal 2013 due to maturities.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2013 and 2012 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Service and Product Revenues

Revenues for the six months ended March 31, 2013 decreased 24.3% to $10,960 compared to $14,482 for the same period last year.

Our Service revenue decreased 23.4% to $8,337 in the first six months of fiscal 2013 compared to $10,890 for the prior year period. The consolidation of the McMinnville, Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal quarter as well as a lower number of samples to assay. Pharmaceutical analysis and toxicology revenues in our second fiscal quarter of 2013 were negatively impacted by study delays by clients.

	Six Months Ended
	March 31,
	2013	2012	Change	%
Bioanalytical analysis	$3,934	$5,636	$(1,702)	-30.2%
Toxicology	3,353	3,666	(313)	-8.5%
Other laboratory services	1,050	1,588	(538)	-33.9%

Sales in our Products segment declined 27.0% in the first six months of fiscal 2013 from $3,592 to $2,623 when compared to the same period in the prior year. The majority of the decline stems from lower sales of our Culex®, in-vivo sampling systems over the same period of the prior fiscal year primarily due to the delayed launch of Culex Nxt. The following table shows more detail for our Product revenue.

	Six Months Ended
	March 31,
	2013	2012	Change	%
Culex®, in-vivo sampling systems	$1,000	$1,943	$(943)	-48.5%
Analytical instruments	1,187	1,301	(114)	-8.8%
Other instruments	436	348	88	25.3%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2013 was $7,846 or 71.6% of revenue, compared to $11,857, or 81.9% of revenue, for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 79.3% in the first six months of fiscal 2013 from 94.8% in the comparable period last year. The principal cause of this decrease was due to the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base as well as strict spend monitoring.

Cost of Product revenue as a percentage of Product revenue in the six months ending March 31, 2013 increased to 47.1% from 42.7% in the comparable period in the prior year. This increase is mainly due to a change in the mix of products sold in the current fiscal year.

Operating Expenses

Selling expenses for the six months ended March 31, 2013 decreased 66.8% to $662 from $1,994 for the comparable period last year. This decrease stems from restructuring activities in the prior year as well as reductions in commissions, travel, marketing and consulting expenses in the current fiscal year.

Research and development expenses for the first half of fiscal 2013 decreased 38.8% from the comparable period of the prior year to $208 from $340. The decrease was primarily due to restructuring activities in the prior year and reduced spending on consulting services in the current fiscal year.

General and administrative expenses for the first six months of fiscal 2013 decreased 39.7% to $1,950 from $3,234 for the comparable period in the prior year. The principal reasons for the decrease were lower salaries, benefits and rent expenses due to restructuring activities in fiscal 2012, as well as lower travel and consulting fees in the current fiscal year as we monitored spend closely.

Other Income (Expense)

Other expense for the first six months of fiscal 2013 decreased to $329 from $368 for the same period of the prior year. The decrease resulted mainly from lower lease interest in fiscal 2013 as a result of maturities.

Income Taxes

Our effective tax rate for the six months ended March 31, 2013 and 2012 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

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

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. Based on these, we have $837 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the six months ended March 31, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, March 31, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	-	-	37	837
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Receivable from sale of equipment	(93)	-	-	61	(32)
Other costs	197	-	(56)	-	141
Total	$1,405	$-	$(557)	$98	$946

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2013, we had cash and cash equivalents of $140, compared to $721 at September 30, 2012.

Net cash provided by operating activities was $488 for the six months ended March 31, 2013 compared to $361 cash used for the six months ended March 31, 2012. The increase in cash provided by operating activities in the current fiscal year partially results from the lower operating loss in the current period versus the prior year period. Other contributing factors to our cash from operations were noncash charges of $908 for depreciation and amortization and a net decrease in accounts receivable of $676, offset slightly by cash paid during the current year for restructuring activities of $557, a net decrease in accounts payable of $231 and customer advances of $337. Included in operating activities for the first six months of fiscal 2012 are an operating loss for the period, plus non-cash charges of $1,145 for depreciation and amortization, a reduction in accounts receivable of $495 and an increase in accounts payable of $886 and accrued expenses of $372. The impact on operating cash flow of other changes in working capital was not material.

Investing activities provided $8 in the first half of fiscal 2013 as compared to $817 used in the first half of fiscal 2012. In the first half of fiscal 2013, net proceeds received from the sale of equipment provided $20 offset slightly by capital expenditures of $12. The decline in capital spending is related to our freeze on non-essential capital expenditures and cost controls implemented in the second half of fiscal 2012.

Financing activities used $1,126 in the first six months of fiscal 2013 as compared to $935 used for the first six months of fiscal 2012. The main use of cash in the first half of fiscal 2013 was for long-term debt and capital lease payments of $495 as well as net payments on our line of credit of $631. In the first half of fiscal 2012, we had long-term debt and capital lease payments of $689, as well as net payments on our line of credit of $246.

Capital Resources

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,549 at March 31, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At March 31, 2013, the replacement note payable had a balance of $5,549 at March 31, 2013 and $5,842 at September 30, 2012.

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At March 31, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. The asking price was $12,500. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of March 31, 2013, the net book value of the facility and land was $9,492.

We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected and we may not have sufficient liquidity to meet our debt obligations coming due in October 2013 and be able to continue our business.

Revolving Line of Credit

We have a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of March 31, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013. At March 31, 2013, we were in compliance with the minimum tangible net worth covenant requirement. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2013 to finance working capital. To conserve cash, we instituted a freeze on non-essential capital expenditures. As of March 31, 2013, we had $1,330 of total borrowing capacity with the line of credit, of which $813 was outstanding, and $140 of cash on hand. This compares to a borrowing capacity of $1,927 and $1,444 outstanding at September 30, 2012. The decline in the borrowing capacity for our first six months is due to the decline in revenues, which lowers our receivables balance.

For the remainder of fiscal 2013, we will continue to assess the need for additional cost controls such as reducing non-essential expenses and monitoring our operations for efficiencies to further reduce our break-even point. For the remainder of fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins from fiscal 2012 due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $1.3 million in fiscal 2013. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations.

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

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2013

By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice
President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013 (filed herewith).

	10.2	Amended and Restated Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc. effective February 7, 2013 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

