Form 10-K/A
period 2012-09-30
BIOANALYTICAL SYSTEMS INC
filed 2013-10-11
CIK 720154

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

Explanatory Note

Bioanalytical Systems Inc. (“we”, “us”, “our”, or the “Company”) is filing this Amendment on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2012 (the “Original Filing”). The Amendment restates our consolidated financial statements and related dosclosures for the fiscal years ended September 30, 2012 and 2011. This Amendment also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amendment” below, as a result of the restatements. Details of the impact of these restatements are discussed below and in Note 3 to the accompanying consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement Background

In August 2013, we announced a delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that investors should no longer rely upon our previously issued consolidated financial statements and the related independent auditors’ reports for the fiscal years ended September 30, 2012 and 2011, or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to these periods, because of errors in such financial statements.

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and the fair value of those warrants should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011, as well as the condensed consolidated financial statements for the three and six months ended December 31, 2012 and March 31, 2013.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part II – Item 9A of this Amendment. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weakness identified, see Part II – Item 9A included in this Amendment.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1A. Risk Factors;
•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II – Item 8. Financial Statements and Supplementary Data; and
•	Part II – Item 9A. Controls and Procedures.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), dated as of the filing date of this Amendment.

We have not updated items in this Amendment to reflect events occurring after the Original Filing date, other than those associated with the restatement of our consolidated financial statements.

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

In fiscal 2012, to reduce operating costs, strengthen our ability to meet clients’ needs by improving laboratory utilization and better position the Company for growth, we announced plans to restructure our bioanalytical operations. We consolidated our laboratory in McMinnville, Oregon into our headquarters facility in West Lafayette, Indiana and closed our facility and laboratory in Warwickshire, United Kingdom. In total, 74 employees were terminated as part of these restructuring activities. These activities are discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 to our Consolidated Financial Statements.

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

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Moreover, we must maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the issues that led to the restatement of our consolidated financial statements in this Form 10-K/A as discussed in Note 3 to the consolidated financial statements, our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of September 30, 2012 as described in Item 9A of this report and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2012. The internal control deficiency resulted in the misstatement of our financial statements and financial disclosures for the years ended September 30, 2011 and 2012 and the quarters ended June 30 and December 31, 2011, March 31, June 30, and December 31, 2012, and March 31, 2013. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain effective internal controls over financial reporting or disclosure controls and procedures, it could result in another material misstatement of our consolidated financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be adversely impacted, and the market price of our common shares could be negatively impacted.

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

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or any stock exchange, it may be more difficult for the Company's shareholders to sell their securities.

On August 15, 2013, the Company received a letter from the NASDAQ Listing Qualification Department stating that the Company no longer complies with the listing rules for continued listing of the Company's common shares on the NASDAQ Capital Market, because the Company did not timely file its Form 10-Q for the period ended June 30, 2013 with the Securities and Exchange Commission. This letter further states that, under the listing rules, the Company has until October 14, 2013 to submit a plan to regain compliance. If the Company’s plan is accepted, the Company may be granted an exception of up to 180 calendar days from the initial filing’s due date, or until February 10, 2014, to regain compliance. The Company intends to comply with the dates given above in order to regain compliance with the listing rules; however, if, for any reason, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

We believe that our facilities are adequate for our operations and that suitable additional space will be available if and when needed. The terms of any mortgages and leases for the above properties are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Notes 7 and 8 to the Notes to Consolidated Financial Statements.

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

For additional information regarding our stock option plans approved by security holders, please see Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Restatement of Previously Issued Consolidated Financial Statements

This Amendment on Form 10-K/A (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2012 (the “Original Filing”). Certain financial information presented in this Amendment reflects restated consolidated financial information for the years ended September 30, 2012 and 2011.

In August 2013, we announced the delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that investors should no longer rely upon our previously issued consolidated financial statements and the related independent auditors’ reports for the fiscal years ended September 30, 2012 and 2011, or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to those periods because of errors in such consolidated financial statements. See Item 9A, Controls and Procedures.

We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity. As a result, we have reclassified the fair value of the warrants from equity into a liability. Also, we have recalculated the fair value of the warrants at each quarterly reporting period subsequent to the offering with an entry to other income or expense and an offset to the liability. The restatement adjustments in total resulted in a cumulative net decrease to Total shareholders’ equity of $1,213 and $1,286 as of September 30, 2012 and 2011, respectively, a decrease to our previously reported net loss for the fiscal year ended September 30, 2012 of $73 and an increase to our previously reported net income for the fiscal year ended September 30, 2011 of $1,759. There was no net effect on the consolidated statements of cash flows for fiscal years 2012 and 2011 as the income from the change in the fair value of the warrants is a non-cash item. More detail can be found in Note 3, Restatement of Previously Issued Consolidated Financial Statements in the accompanying consolidated financial statements.

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

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues declined approximately 14.9% and gross margin declined 34.9% from fiscal 2011. In fiscal 2012, we consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. The cost of these restructuring activities totaled $3,195 in the current year. As a result, we reported a net loss of $6,317 in fiscal 2012 as compared to net income of $2,302 in fiscal 2011.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2012	2011
	(Restated)	(Restated)

Service revenue	75.6%	77.3%
Product revenue	24.4	22.7
Total revenue	100.0%	100.0%

Cost of service revenue (a)	86.7	76.8
Cost of product revenue (a)	42.0	39.3
Total cost of revenue	75.8	68.3

Gross profit	24.2	31.7

Operating expenses	33.1	27.8
Restructuring charges	11.3	—
Operating income (loss)	(20.2)	3.9

Other (income) expense	2.2	(3.2)

Income (loss) before income taxes	(22.4)	7.1

Income tax expense	0.0	0.2

Net income (loss)	(22.4)%	6.9%

(a) Percentage of service and product revenues, respectively.

2012 Compared to 2011

Service and Product Revenues

Revenues for the year ended September 30, 2012 decreased 14.9% to $28,208 compared to $33,144 for the year ended September 30, 2011.

Our Services revenue decreased 16.8% to $21,312 compared to $25,613 for the prior fiscal year primarily as a result of lower bioanalytical analysis and toxicology revenues. Study delays by clients, lower new bookings in the current fiscal year and price declines contributed to the decline in bioanalytical analysis revenues as did the closure of our McMinnville, Oregon laboratory as part of our restructuring activities described in Note 14 to our Consolidated Financial Statements. The decline in toxicology revenues stems mainly from the residual effect of two significant customers merging their operations which led to a cancellation of a large contract expected to earn revenues in the current fiscal year. This decline was slightly offset by higher pharmaceutical analysis and discovery services revenues, included in Other laboratory services in the table below, as new bookings and volumes of studies have increased from the prior year. Our Enhanced Drug Discovery services were launched in fiscal 2011. The following table shows more detail for our Service revenue.

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

Other Income/Expense (Restated)

Other income (expense), net, was $(629) for the year ended September 30, 2012 as compared to $1,065 for the year ended September 30, 2011. The primary reason for the change is due to the change in fair value of the warrant liability. In fiscal 2012, Class B Warrants expired which reduced the fair value to zero.

Income Taxes

Our effective tax rate for continuing operations for the year ended September, 30, 2012 was (0.1%) compared to 2.1% for the prior fiscal year. The current year expense primarily relates to state franchise taxes. The expense in fiscal 2011 relates to cash tax expense for U.S. corporate alternative minimum tax. No net benefits have been provided on taxable losses in the current fiscal year.

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

Net cash used by operating activities was $200 for the year ended September 30, 2012, compared to $1,088 provided for the year ended September 30, 2011. The decrease in cash provided by operating activities in the current fiscal year partially results from our current operating loss versus operating income in the prior year period as well as cash paid during the current year for restructuring activities of $1,251. Other contributing factors to our cash from operations were an increase in accounts payable of $2,375, partially due to the restructuring liabilities of $1,405, and noncash charges of $2,278 of depreciation and amortization. Included in operating activities for fiscal 2011 are non-cash charges of $2,134 and $1,759 for depreciation and amortization and the change in fair value of the warrant liability offset by a decrease in customer advances of $1,010. The impact on operating cash flow of other changes in working capital was not material.

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

At September 30, 2012, we were not in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements, mainly due to the net losses in the first nine months of fiscal 2012, restructuring charges incurred in current fiscal year and the treatment of our warrants as a liability instead of as equity. On November 6, 2012, Regions waived compliance with the fixed charge coverage ratio. On December 21, 2012, Regions waived compliance with the total liabilities to tangible net worth ratio. Based on projections for fiscal 2013, we expect to be in compliance with the fixed charge coverage covenants for fiscal 2013 and in breach of the total liabilities to tangible net worth ratio covenant for the first two fiscal quarters of 2013, primarily due to the treatment of our warrants as a liability. On September 10, 2013, Regions waived our expected breach. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2012, we were not in compliance with the minimum tangible net worth covenant requirement. On December 21, 2012, EGC waived compliance with this covenant as part of the amendment. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding and $721 of cash on hand. We had a decrease in our total borrowing capacity of $535, from $2,462 to $1,927, from the fiscal year ended September 30, 2011 primarily as a result of lower accounts receivable from lower revenues offset slightly by our success in collecting receivables.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2013 to finance working capital. Based on projections for fiscal 2013, we expect to be in breach of the tangible net worth covenant for our first three quarters of fiscal 2013, but in compliance in our fourth fiscal quarter. EGC waived our projected breach for our first fiscal quarter of 2013 in the amendment to the Credit Agreement on December 21, 2012. EGC waived our expected breach for our second and third fiscal quarters of 2013 on October 9, 2013. Failure to comply with the minimum tangible net worth covenant or any other event of default under the Credit Agreement would allow EGC to stop rendering advances and to accelerate the maturity of the outstanding balance. To conserve cash, we instituted a freeze on non-essential capital expenditures and are monitoring all spending closely.

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

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 8, Debt Arrangements.

	2013	2014	2015	2016	2017	Total

Notes payable	$583	$5,259	$—	$—	$—	$5,842
Capital lease obligations	388	307	281	214	4	1,194
Operating leases	371	370	223	13	—	977

	$1,342	$5,936	$504	$227	$4	$8,013

We anticipate spending approximately $0.8 million in fiscal 2013 on capital assets.

Equity Offering (amounts in this section not in thousands)(Restated)

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

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares have a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election. After May 11, 2014, the Series A preferred shares will participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares are converted prior to May 11, 2014, we must also pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion (a “make-whole” payment). Class A Warrants are exercisable immediately and expire in May 2016. Class B Warrants expired in May 2012. The Class A and B Warrants are accounted for as a liability using the fair value for each on the issuance date and are marked to fair value at each reporting date. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes. Because the preferred dividend or make-whole payment is triggered at the option of the preferred shareholder, we recorded the dividend liability at the time of the offering close and will not have any preferred dividends subsequent to the fiscal quarter ended June 30, 2011.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2012 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

Income Tax Accounting

As described in Note 9 to the consolidated financial statements, we use the asset and liability method of accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

2011 Quarterly Results (Unaudited)

Certain selected quarterly financial information for the fiscal year ended September 30, 2011 is presented below. The consolidated statements of operations and comprehensive income (loss) for the three month period ended June 30, 2011 has been restated from previously reported results. The consolidated balance sheet as of June 30, 2011 has also been restated from previously reported results. There was no net effect on the consolidated statements of cash flows for the third fiscal quarter of 2011 as the expense of the change in the warrant fair value is a non-cash item. For additional information and a detailed discussion of the accounts restated, see Note 3 to the accompanying consolidated financial statements.

[Remainder of page intentionally left blank.]

Consolidated Statement of Operations

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2011		June 30, 2011
	As Reported	Restated	As Reported	Restated
		-		-
Operating income	$481	$481	$1,669	$1,669
		-		-
Interest expense	(70)	(70)	(473)	(473)
Change in fair value of warrant liability - (increase) decrease	-	(185)	-	(185)
Other income (expense)	7	7	15	15
Income (loss) before income taxes	418	233	1,211	1,026

Income tax expense	-	-	-	-

Net income (loss)	$418	$233	$1,211	$1,026

Less: Deemed dividend on Series A preferred shares	(3,277)	(5,506)	(3,277)	(5,506)
Less: Preferred stock dividends	(991)	(991)	(991)	(991)

Net loss attributable to common shareholders	$(3,850)	$(6,264)	$(3,057)	$(5,471)

Basic net loss per share	$(0.65)	$(1.06)	$(0.58)	$(1.04)
Diluted net loss per share	$(0.65)	$(1.06)	$(0.58)	$(1.04)

Consolidated Balance Sheet

	As of June 30, 2011
	As Reported	Restated

Total assets	$34,310	$34,310

Total other current liabilities	10,761	10,761
Fair value of warrant liability	-	3,230
Total current liabilities	10,761	13,991

Other long-term debt	7,296	7,296

Total liabilities	18,057	21,287

Shareholders' equity:
Preferred Shares	2,135	2,135
Common Shares	1,690	1,690
Additional paid-in capital	19,370	18,554
Accumulated deficit	(7,038)	(9,452)
Accumulated other comprehensive income	96	96
Total shareholders' equity	16,253	13,023

Total liabilities and shareholders' equity	$34,310	$34,310

Quarter ended June 30, 2011, Restated

Due to the error in recording the Class A and B Warrants as equity, we restated the total liabilities to include the warrant liability and adjusted the additional paid-in capital and accumulated deficit accordingly. For the quarter ended June 30, 2011, we recorded net income of $233. This restated income was lower due to the recording of the fair value adjustments for the Class A and B Warrants from the May 2011 public offering. In the third quarter of fiscal 2011, the fair value of the warrants increased from $3,045 to $3,230. The assumptions used to compute the fair value of the warrants at June 30, 2011 were as follows:

	Warrant A	Warrant B

Risk-free interest rate	1.69%	0.17%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	108.19%	116.48%
Expected life of the options (years)	4.9	0.9

Fair value per unit	$1.536	$0.811

Quarter ended September 30, 2011

For the quarter ended September 30, 2011, we recorded net income of $1,276. This restated income was higher due to the recording of the fair value adjustments for the Class A and B Warrants from the May 2011 public offering. In the fourth quarter of fiscal 2011, the fair value of the warrants decreased from $3,230 to $1,286.

2012 Quarterly Results (Unaudited)

Certain selected quarterly financial information for the fiscal year ended September 30, 2012 is presented below. The consolidated statements of operations and comprehensive income (loss) for the three month periods ended December 31, 2011, March 31, 2012 and June 30, 2012 have been restated from previously reported results. The consolidated balance sheets as of December 31, 2011, March 31, 2012 and June 30, 2012 have also been restated from previously reported results. There was no net effect on the consolidated statements of cash flows for the first three fiscal quarters of 2012 as the income (loss) from the change in the warrant fair value is a non-cash item. For additional information and a detailed discussion of the accounts restated, see Note 3 to the accompanying consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months Ended				For the Six Months Ended
	December 31, 2011		March 31, 2012		March 31, 2012
	As Reported	Restated	As Reported	Restated	As Reported	Restated

Operating loss	(1,302)	(1,302)	(1,705)	(1,705)	(3,007)	(3,007)

Interest expense	(189)	(189)	(179)	(179)	(368)	(368)
Change in fair value of warrant liability - (increase) decrease	-	(56)	-	56	-	-
Other income	-	-	-	-	-	-
Loss before income taxes	(1,491)	(1,547)	(1,884)	(1,828)	(3,375)	(3,375)

Income tax expense	-	-	-	-	-	-

Net loss	$(1,491)	$(1,547)	$(1,884)	$(1,828)	$(3,375)	$(3,375)

Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(1)	23	23	22	22

Comprehensive Loss	$(1,492)	$(1,548)	$(1,861)	$(1,805)	$(3,353)	$(3,353)

Basic net loss per share	$(0.21)	$(0.22)	$(0.27)	$(0.26)	$(0.48)	$(0.48)
Diluted net loss per share	$(0.21)	$(0.22)	$(0.27)	$(0.26)	$(0.48)	$(0.48)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2012		June 30, 2012
	As Reported	Restated	As Reported	Restated

Operating loss	(540)	(540)	(3,547)	(3,547)

Interest expense	(172)	(172)	(540)	(540)
Change in fair value of warrant liability - decrease	-	458	-	458
Other income	8	8	8	8
Loss before income taxes	(704)	(246)	(4,079)	(3,621)

Income tax expense	-	-	-	-

Net loss	$(704)	$(246)	$(4,079)	$(3,621)

Other comprehensive invome (loss):
Foreign currency translation adjustment	(17)	(17)	4	4

Comprehensive Loss	$(721)	$(263)	$(4,075)	$(3,617)

Basic net loss per share	$(0.10)	$(0.03)	$(0.58)	$(0.51)
Diluted net loss per share	$(0.10)	$(0.03)	$(0.58)	$(0.51)

Consolidated Balance Sheet

	As of December 31, 2011		As of March 31, 2012		As of June 30, 2012
	As Reported	Restated	As Reported	Restated	As Reported	Restated

Total assets	$31,685	$31,685	$29,678	$29,678	$28,781	$28,781

Total other current liabilities	16,394	16,394	16,232	16,232	15,968	15,968
Fair value of warrant liability	-	1,342	-	1,286	-	828
Total current liabilities	16,394	17,736	16,232	17,518	15,968	16,796

Other long-term debt	1,118	1,118	1,051	1,051	1,062	1,062

Total liabilities	17,512	18,854	17,283	18,569	17,030	17,858

Shareholders' equity:
Preferred Shares	2,135	2,135	1,935	1,935	1,685	1,685
Common Shares	1,705	1,705	1,743	1,743	1,781	1,781
Additional paid-in capital	19,480	18,664	19,725	18,909	20,015	19,199
Accumulated deficit	(9,197)	(9,723)	(11,081)	(11,551)	(11,785)	(11,797)
Accumulated other comprehensive income	50	50	73	73	55	55
Total shareholders' equity	14,173	12,831	12,395	11,109	11,751	10,923

Total liabilities and shareholders' equity	$31,685	$31,685	$29,678	$29,678	$28,781	$28,781

Quarter ended December 31, 2011, Restated

Due to the error in recording the Class A and B Warrants as equity, we restated the total liabilities to include the warrant liability and adjusted the additional paid-in capital and accumulated deficit accordingly. For the quarter ended December 31, 2011, we recorded a net loss of $1,547. This restated loss was higher due to the recording of the fair value adjustments for the Class A and B Warrants. In the first quarter of fiscal 2012, the fair value of the warrants increased slightly from $1,286 to $1,342.

Quarter ended March 31, 2012, Restated

Due to the error in recording the Class A and B Warrants as equity, we restated the total liabilities to include the warrant liability and adjusted the additional paid-in capital and accumulated deficit accordingly. For the quarter ended March 31, 2012, we recorded a net loss of $1,828. This restated loss was lower due to the recording of the fair value adjustments for the Class A and B Warrants. In the second quarter of fiscal 2012, the fair value of the warrants decreased slightly from $1,342 to $1,286.

Quarter ended June 30, 2012, Restated

Due to the error in recording the Class A and B Warrants as equity, we restated the total liabilities to include the warrant liability and adjusted the additional paid-in capital and accumulated deficit accordingly. For the quarter ended June 30, 2012, we recorded a net loss of $246. This restated loss was lower due to the recording of the fair value adjustments for the Class A Warrants and the expiration of the Class B Warrants. In the second quarter of fiscal 2012, the fair value of the warrants decreased from $1,286 to $828.

The assumptions used to compute the fair value of the warrants for the first three fiscal quarters of 2012were as follows:

	December 31, 2011		March 31, 2012		June 30, 2012
	Warrant A	Warrant B	Warrant A	Warrant B	Warrant A

Risk-free interest rate	0.68%	0.04%	0.81%	0.07%	0.55%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility of the Company's common stock	115.75%	83.50%	118.87%	48.48%	121.75%
Expected life of the options (years)	4.4	0.4	4.1	0.1	3.9

Fair value per unit	$0.901	$0.074	$0.933	$0.001	$0.602

Quarter ended September 30, 2012

For the quarter ended September 30, 2012, we recorded a net loss of $2,695. This restated loss was higher due to the recording of the fair value adjustments for the Class A Warrants. In the fourth quarter of fiscal 2012, the fair value of the warrants increased from $828 to $1,213.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page

Consolidated Financial Statements of Bioanalytical Systems, Inc.

Consolidated Balance Sheets as of September 30, 2012 and 2011	40

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended September 30, 2012 and 2011	41

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2012 and 2011	42

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011	43

Notes to Consolidated Financial Statements	44

Report of Independent Registered Public Accounting Firm	64

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2012	2011
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$721	$2,963
Accounts receivable
Trade	3,366	4,073
Unbilled revenues and other	921	1,116
Inventories	1,656	1,636
Prepaid expenses	228	585
Total current assets	6,892	10,373

Property and equipment, net	18,628	20,399
Goodwill	1,383	1,383
Intangible assets, net	—	54
Debt issue costs, net	18	75
Other assets	54	62

Total assets	$26,975	$32,346

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,934	$1,764
Accrued expenses	2,067	1,762
Customer advances	3,012	3,571
Income tax accruals	17	56
Revolving line of credit	1,444	1,346
Fair value of warrant liability	1,213	1,286
Current portion of capital lease obligation	330	613
Current portion of long-term debt	583	735
Total current liabilities	12,600	11,133

Capital lease obligation, less current portion	739	1,071
Long-term debt, less current portion	5,259	5,842

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at September 30, 2012 and 2,135 at September 30, 2011	1,335	2,135
Common shares, no par value:
Authorized 19,000,000 shares; 7,638,738 issued and outstanding at September 30, 2012 and 6,945,631 at September 30, 2011	1,871	1,698
Additional paid-in capital	19,635	18,592
Accumulated deficit	(14,493)	(8,176)
Accumulated other comprehensive income	29	51

Total shareholders’ equity	8,377	14,300

Total liabilities and shareholders’ equity	$26,975	$32,346

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2012	2011
	(Restated)	(Restated)

Service revenue	$21,312	$25,613
Product revenue	6,896	7,531
Total revenue	28,208	33,144

Cost of service revenue	18,472	19,679
Cost of product revenue	2,898	2,959
Total cost of revenue	21,370	22,638

Gross profit	6,838	10,506
Operating expenses:
Selling	3,263	3,121
Research and development	542	534
General and administrative	5,524	5,564
Total operating expenses	9,329	9,219

Restructuring charges	3,195	—

Operating income (loss)	(5,686)	1,287

Interest expense	(714)	(706)
Change in fair value of warrant liability - decrease	73	1,759
Other income	12	12
Income (loss) before income taxes	(6,315)	2,352

Income tax expense	2	50

Net income (loss)	$(6,317)	$2,302

Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	(49)

Comprehensive income (loss)	$(6,339)	$2,253

Basic net loss per share:	$(0.88)	$(0.74)
Diluted net loss per share:	$(0.88)	$(0.74)

Weighted common shares outstanding:
Basic	7,158	5,667
Diluted	7,158	5,667

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Preferred Shares		Common Shares		Additional paid-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Number	Amount	Number	Amount	in capital	deficit	income (loss)	equity

Balance at October 1, 2010	-	$-	4,915,318	$1,191	$13,357	$(3,981)	$100	$10,667

Comprehensive income:
Net income						2,302		2,302
Foreign currency translation adjustments							(49)	(49)

Stock based compensation expense					153			153

Issuance of preferred shares, net of issuance costs of $900,281	5,506	5,506			(900)			4,606

Fair value attributed to warrants	-	(3,045)			-			(3,045)

Preferred stock - beneficial conversion feature		(2,461)			2,461			-

Preferred stock - deemed dividend		5,506				(5,506)		-

Preferred stock - recognition of full dividend/make-whole						(991)		(991)

Conversion of preferred shares to common shares	(3,371)	(3,371)	1,685,500	421	2,950			-

Common shares issued for dividends/make-whole payment	-	-	344,813	86	571			657

Balance at September 30, 2011 (Restated)	2,135	$2,135	6,945,631	$1,698	$18,592	$(8,176)	$51	$14,300

Comprehensive loss:
Net loss						(6,317)		(6,317)
Foreign currency translation adjustments							(22)	(22)

Stock based compensation expense					83			83

Conversion of preferred shares to common shares	(800)	(800)	400,000	100	700			-

Common shares issued for dividends/make-whole payment	-	-	191,607	48	157			205

Direct common share purchase from Directors	-	-	101,500	25	103			128

Balance at September 30, 2012 (Restated)	1,335	$1,335	7,638,738	$1,871	$19,635	$(14,493)	$29	$8,377

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2012	2011
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$(6,317)	$2,302
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	2,278	2,134
Employee stock compensation expense	83	153
Change in fair value of warrant liability - decrease	(73)	(1,759)
Provision for doubtful accounts	(15)	16
Gain on interest rate swaps	—	(31)
(Gain) loss on sale of property and equipment	451	(9)
Deferred income taxes	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	917	(236)
Inventories	(20)	37
Refundable income taxes	(39)	56
Prepaid expenses and other assets	414	17
Accounts payable	2,375	(482)
Accrued expenses	305	(86)
Customer advances	(559)	(1,010)
Net cash (used) provided by operating activities	(200)	1,088

Investing activities:
Capital expenditures	(1,090)	(1,174)
Proceeds from sale of equipment	230
Net cash used by investing activities	(860)	(1,174)

Financing activities:
Net proceeds from registered direct offering	—	4,606
Direct common shares purchased by interim CEO and Board of Directors	128	—
Payments of long-term debt	(735)	(1,756)
Payments on revolving line of credit	(27,695)	(30,917)
Borrowings on revolving line of credit	27,793	31,068
Payments on capital lease obligations	(655)	(1,341)
Net cash (used) provided by financing activities	(1,164)	1,660

Effect of exchange rate changes	(18)	(33)

Net (decrease) increase in cash and cash equivalents	(2,242)	1,541
Cash and cash equivalents at beginning of year	2,963	1,422
Cash and cash equivalents at end of year	$721	$2,963

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends accrued, but not paid	$—	$991
Preferred stock dividends paid in common shares	$(106)	$(657)
Equipment financed under capital leases	$356	$1,888
Termination of capital lease obligation	$322	$—

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

The majority of our Bioanalytical and analytical research service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each sample processed. Revenue is recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Our preclinical research service contracts generally consist of preclinical studies, and revenue is recognized under the proportional performance method of accounting. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred until earned, and classified within customer advances. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

A summary of activity in our allowance for doubtful accounts is as follows:

	2012	2011

Opening balance	$108	$165
Charged to expense	84	13
Accounts recovered	15	(61)
Accounts written off	(84)	(9)
Ending balance	$123	$108

(e)	Inventories

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

We have a stock-based employee compensation plan and a stock-based employee and outside director compensation plan, which are described more fully in Note 10. All options granted under these plans have an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. Our policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time.

We use a binomial option-pricing model as our method of valuation for share-based awards, requiring us to make certain assumptions about the future, which are more fully described in Note 10. Stock-based compensation expense for employee stock options for the years ended September 30, 2012 and 2011 was $83 and $153, respectively.

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

We have Class A and B Warrants from the May 2011 offering that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at September 30, 2012 and 2011 were as follows:

	September 30, 2012	September 30, 2011
	Warrant A	Warrant A	Warrant B

Risk-free interest rate	0.41%	0.86%	0.08%
Dividend yield	0.00%	0.00%	0.00%
Volatility of the Company's common stock	117.30%	111.44%	74.43%
Expected life of the options (years)	3.6	4.6	0.6

Fair value per unit	$0.881	$0.844	$0.091

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

3. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

In August 2013, we announced a delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that investors should no longer rely on our previously issued consolidated financial statements and the related independent auditors’ reports for the fiscal years ended September 30, 2012 and 2011, or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to these periods, because of errors in such financial statements.

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and the fair value of the warrants should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011. The restatement adjustments resulted in a cumulative net decrease to Total shareholders’ equity of $1,213 and $1,286 as of September 30, 2012 and 2011, respectively, a decrease to our previously reported net loss for the fiscal year ended September 30, 2012 of $73 and an increase in previously reported net income of $1,759 for the fiscal year ended September 30, 2011. The decrease in our net loss and increase in net income was a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense) as the change in fair value of warrant liability- (increase) decrease. Except as otherwise specified, all information presented in the accompanying consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for fiscal years 2012 and 2011 as the change in the fair value of the warrant liability is a non-cash item.

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statements of operations and comprehensive income (loss) items for the years ended September 30:

	2012			2011
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Total revenue	$28,208	$-	$28,208	$33,144		$33,144
Total cost of revenue	21,370	-	21,370	22,638		22,638

Gross profit	6,838	-	6,838	10,506	-	10,506

Total operating expenses	9,329	-	9,329	9,219		9,219
Restructuring charges	3,195	-	3,195	-		-

Operating income (loss)	(5,686)	-	(5,686)	1,287	-	1,287

Interest expense	(714)	-	(714)	(706)		(706)
Change in fair value of warrant liability - decrease	-	73	73	-	1,759	1,759
Other income	12	-	12	12	-	12

Income (loss) before income taxes	(6,388)	73	(6,315)	593	1,759	2,352

Income tax expense	2	-	2	50		50

Net income (loss)	(6,390)	73	(6,317)	543	1,759	2,302

Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	-	(22)	(49)	-	(49)
Comprehensive income (loss)	$(6,412)	$73	$(6,339)	$494	$1,759	$2,253

Basic EPS	$(0.89)	$0.01	$(0.88)	$(0.66)	$(0.08)	$(0.74)
Diluted EPS	$(0.89)	$0.01	$(0.88)	$(0.66)	$(0.08)	$(0.74)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated balance sheet items as of September 30:

	2012			2011
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total assets	$26,975	$-	$26,975	$32,346		$32,346

Total other current liabilities	11,387	-	11,387	9,847		9,847
Fair value of warrant liability	-	1,213	1,213	-	1,286	1,286
Total current liabilities	11,387	1,213	12,600	9,847	1,286	11,133

Other long-term debt	5,998	-	5,998	6,913		6,913

Total liabilities	17,385	1,213	18,598	16,760	1,286	18,046

Shareholders' equity:
Preferred Shares	1,335	-	1,335	2,135	-	2,135
Common Shares	1,871	-	1,871	1,698	-	1,698
Additional paid-in capital	20,451	(816)	19,635	19,408	(816)	18,592
Accumulated deficit	(14,096)	(397)	(14,493)	(7,706)	(470)	(8,176)
Accumulated other comprehensive income	29	-	29	51		51
Total shareholders' equity	9,590	(1,213)	8,377	15,586	(1,286)	14,300

Total liabilities and shareholders' equity	$26,975	$-	$26,975	$32,346	$-	$32,346

4. SALE OF PREFERRED SHARES AND WARRANTS (not in thousands)

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

The holders of the preferred shares are not entitled to vote together with common shareholders unless converted to common shares. The Series A preferred shares are considered to be an equity instrument. The warrants have been accounted for as a liability and valued using the Black Scholes pricing model. The total fair value of the Class A Warrants at issuance was $1.973 million and the total fair value of the Class B Warrants at issuance was $1.072 million for a total liability of $3.045 million. The assumptions used to compute the fair value of the warrants at the time of issuance were as follows:

	Warrant A	Warrant B

Risk-free interest rate	1.87%	0.18%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	106.91%	116.01%
Expected life of the options (years)	5.0	1.0

Fair value per unit	$1.433	$0.779

The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86. Adding in the total possible dividend for the preferred shares of 18% over three years, or $991,080, the total calculated fair value of the preferred shares was $6.112 million. We then allocated the gross proceeds of the offering of $5.506 million to the preferred shares after deducting the fair value of the warrants described above.

We have also recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $2.461 million. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately charged through accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $5.506 million. This will be the only deemed distribution recorded for the Series A preferred shares included in this offering. Further, because the preferred dividends or make-whole payments are payable any time after the closing on May 11, 2011 at the option of the holder, we recognized the full value, $991,080, as a liability included in accounts payable and charged immediately through accumulated deficit. There will be no other dividends recorded for the Series A preferred shares included in this offering.

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

5. LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding. The net loss applicable to common shareholders for fiscal 2011 is the net of the net income for the year less the deemed dividend for the Series A preferred shares from the May 2011 registered direct offering described in Note 4 and less the dividends earned on the outstanding Series A preferred shares.

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

The following table reconciles our computation of basic net loss per share to diluted net loss per share:

	Years Ended September 30,
	2012	2011
	(Restated)	(Restated)
Basic net loss per share:
Net income (loss)	$(6,317)	$2,302
Less: Deemed dividend for Series A Preferred Shares	—	(5,506)
Less: Preferred dividend	—	(991)
Net loss applicable to common shareholders	$(6,317)	$(4,195)
Weighted average common shares outstanding	7,158	5,667
Basic net loss per share	$(0.88)	$(0.74)

Diluted net loss per share:
Net loss applicable to common shareholders	$(6,317)	$(4,195)
Weighted average common shares outstanding	7,158	5,667
Diluted net loss per share	$(0.88)	$(0.74)

6. INVENTORIES

Inventories at September 30 consisted of the following:

	2012	2011
Raw materials	$1,407	$1,352
Work in progress	283	379
Finished goods	276	309
	$1,966	$2,040
Obsolescence reserve	(310)	(404)
	$1,656	$1,636

7. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2012 and 2011 was $5,778 and $6,222, respectively. Accumulated amortization on capital leases at September 30, 2012 and 2011 was $4,775 and $4,086, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

During fiscal 2012, we added $356 in computer equipment through new capital lease arrangements. In fiscal 2011, we added $1,888 in equipment to our U.S. and U.K. bioanalytical laboratories through new capital lease arrangements. Due to restructuring activities outlined in Note 14, we terminated a capital lease for laboratory equipment in the UK. The activity resulted in a liability reduction of $322. Future minimum lease payments on capital leases at September 30, 2012 for the next five years are as follows:

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

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2012 are as follows:

2013	$371
2014	370
2015	223
2016	13
$977

8. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2012	2011

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013. (b)	$3,236	$3,573

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013. (b)	1,532	1,674

Replacement note payable to a bank, payable in monthly principal installments of $14 plus interest. The interest rate is 4.5%. Collateralized by West Lafayette and Evansville properties. Due October, 2013. (a) (b)	1,074	1,245

Note payable to Algo Holdings, payable in monthly installments of $10. There is no interest on this note if paid within terms. Termed May 1, 2012. See Note 13.	—	85
	$5,842	$6,577
Less current portion	583	735
	$5,259	$5,842

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

At September 30, 2012, we were not in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements, mainly due to the net losses in the first nine months of fiscal 2012, restructuring charges incurred in current fiscal year and the treatment of our warrants as a liability instead of as equity. On November 6, 2012, Regions waived compliance with the fixed charge coverage ratio. On December 21, 2012, Regions waived compliance with the total liabilities to tangible net worth ratio. Based on projections for fiscal 2013, we expect to be in compliance with the fixed charge coverage covenants for fiscal 2013 and in breach of the total liabilities to tangible net worth ratio covenant for the first two fiscal quarters of 2013, primarily due to the treatment of our warrants as a liability. On September 10, 2013, Regions waived our expected breach. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2012, we were not in compliance with the minimum tangible net worth covenant requirement. On December 21, 2012, EGC waived compliance with this covenant as part of the amendment. Based on projections for fiscal 2013, we expect to be in breach of the tangible net worth covenant for our first three quarters of fiscal 2013, but in compliance in our fourth fiscal quarter. EGC waived our projected breach for our first fiscal quarter of 2013 in the amendment to the Credit Agreement on December 21, 2012. EGC waived our expected breach for our second and third fiscal quarters of 2013 on October 9, 2013. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding.

9. INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2012	2011
	(Restated)	(Restated)
Deferred tax assets - Current:
Inventory	$202	$236
Accrued compensation and vacation	255	271
Accrued expenses and other	252	118
Total current deferred tax assets	709	625

Deferred tax liabilities – Current:
Prepaid expenses	(74)	(116)
Total net current deferred tax assets	635	509

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	2,483	1,585
Stock compensation expense	14	29
Foreign net operating loss	2,334	1,326
Foreign tax credit carryover	119	119
AMT credit carryover	42	45
Total noncurrent deferred tax assets	4,992	3,104

Deferred tax liabilities - Noncurrent:
Unrealized gain/loss - warrant liability	(296)	(685)
Basis difference for fixed assets	(459)	(562)
Basis difference for intangibles	-	(21)
	(755)	(1,268)

Total net noncurrent deferred tax assets	4,237	1,836

Valuation allowance for net deferred tax assets	(4,872)	(2,345)
Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2012	2011
Current:
Federal	$(3)	$37
State and local	5	13
Foreign	-	-

Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Income tax expense	$2	$50

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2012	2011

Statutory federal income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	(0.1)	0.4
Nondeductible expenses	(0.5)	2.9
Valuation allowance changes	(33.5)	(35.4)
Other	---	0.2

Effective income tax rate	(0.1)%	2.1%

In fiscal 2012 and 2011, our foreign operations generated losses before income taxes of $3,636 and $745, respectively. We have foreign net operating loss carryforwards of $8,854 that have an indefinite life under current UK tax law. We have a valuation allowance for the deferred tax asset related to the foreign net operating losses.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2012 and 2011 was $2,538 and $1,021, respectively for our domestic operations. Payments made in fiscal 2012 and 2011 for income taxes amounted to $12 and $8, respectively.

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

10. STOCK-BASED COMPENSATION

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

12. SEGMENT INFORMATION

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

(a)	Operating Segments

	Years Ended September 30,
	2012	2011
	(Restated)	(Restated)
Revenue:
Service	$21,312	$25,613
Product	6,896	7,531
	$28,208	$33,144

Operating income (loss):
Service	$(3,863)	$745
Product	12	542
Corporate	(1,835)	—
	$(5,686)	$1,287

Interest Expense	(714)	(706)
Change in fair value of warrant liability- decrease	73	1,759
Other income	12	12

Income (loss) before income taxes	$(6,315)	$2,352

Restructuring costs of $1,360 and $1,835 are included in the operating losses for fiscal 2012 for the Service and Corporate segments, respectively.

	Years Ended September 30,
	2012	2011
Identifiable assets:
Service	$15,864	$18,121
Product	7,262	7,674
Corporate	3,849	6,551
	$26,975	$32,346

Goodwill, net:
Service	$1,009	$1,009
Product	374	374
	$1,383	$1,383

Intangible assets, net:
Service	$—	$54
Product	—	—
	$—	$54

Depreciation and amortization:
Service	$2,036	$1,899
Product	242	235
	$2,278	$2,134

Capital Expenditures:
Service	$864	$1,098
Product	226	76
	$1,090	$1,174

(b)	Geographic Information

	Years Ended September 30,
	2012	2011
Sales to External Customers:
North America	$25,042	$29,451
Pacific Rim	961	912
Europe	1,858	2,542
Other	347	239
	$28,208	$33,144

Long-lived Assets:
North America	$20,083	$20,872
Europe	—	1,101
	$20,083	$21,973

(c)	Major Customers

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

13. SETTLEMENT OF CONTINGENT LIABILITY

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

14. RESTRUCTURING

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

15. SELF-INSURANCE

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

16. MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in response to our financial performance through the second quarter of fiscal 2012, we began to operate the business in a manner designed to place more emphasis on cash flow generation. Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

Revenues declined approximately 14.9% and gross margin declined 34.9% from fiscal 2011. In fiscal 2012, we consolidated our bioanalytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. These restructuring activities totaled $3,195 in the current year. As a result, we reported a net loss of $6,317 in fiscal 2012 as compared to net income of $2,302 in fiscal 2011.

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

As discussed in Note 3 to the consolidated financial statements, the 2012 and 2011 consolidated financial statements have been restated to correct a misstatement.

/s/ Crowe Horwath LLP

Fort Wayne, Indiana

December 31, 2012, except for Note 3, as to which the date is October 11, 2013

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

Management’s original assessment identified material weaknesses in the computations of the debt covenant compliance and other certain calculations. Following the filing of the Original Filing, management identified an additional material weakness in the Company’s internal controls over financial reporting due to the failure to properly account for the warrants issued in connection with the May 2011 public offering. Based on these material weaknesses, management determined that the Company’s internal control over financial reporting was not effective for the year ended September 30, 2012. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In May 2011, we sold units of convertible preferred shares and warrants in a public offering which raised new capital for the Company. We erroneously recorded the warrants as equity instead of a liability. This error caused other calculations related to the offering, such as the beneficial conversion feature and deemed dividend, to be misstated. Further, other income from the change in the fair value of the warrant liability was misstated because we did not correctly record the fair value of the warrants at each reporting period. Based on the erroneous recording of the warrants as equity instead of a liability, we have restated our previously issued consolidated financial statements for the fiscal years ended September 30, 2012 and 2011 and the first two quarters of fiscal 2013.

As a corrective action, we have instituted an additional check balance on the covenant compliance calculations. Also, we intend to seek the counsel of other experts in accounting before discussions with our auditors on future unusual and non-recurring transactions.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. The changes described above were implemented during fiscal 2013.

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

For additional information regarding our stock option plans, please see Note 10 in the Notes to Consolidated Financial Statements in this report.

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

10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

Number		Description of Exhibits

	10.7	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).
	10.8	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.9	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.10	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.11	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.12	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.13	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.14	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

	10.15	Amendment No. 2 to Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated September 30, 2011 (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended September 30, 2011).

	10.16	Severance Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 for Form 8-K filed April 5, 2012).

	10.17	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.18	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.19	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.20	Waiver letter, dated May 8, 2012, from Regions Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q for fiscal quarter ended March 31, 2012).

	10.21	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended September 30, 2012).

	10.22	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended September 30, 2012).

Number		Description of Exhibits

	10.23	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.24	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.25	Waiver letter, dated September 10, 2013, from Regions Bank (filed herewith).

	10.26	Waiver letter, dated October 9, 2013, from Entrepreneur Growth Capital LLC (filed herewith).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended September 30, 2012).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: October 11, 2013	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jacqueline M. Lemke	President and Chief Executive Officer, Vice President of Finance and	October 11, 2013
Jacqueline M. Lemke	Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ John B. Landis, Ph.D.	Chairman	October 11, 2013
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	October 11, 2013
Larry S. Boulet

/s/ David W. Crabb	Director	October 11, 2013
David W. Crabb

/s/ Richard A. Johnson, Ph.D.	Director	October 11, 2013
Richard A. Johnson, Ph.D.

/s/ David L. Omachinski	Director	October 11, 2013
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	October 11, 2013
A. Charlene Sullivan, Ph.D.

EXHIBIT INDEX

Number	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

10.2

Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

10.7	Promissory Note between Bioanalytical Systems, Inc. and Algorithme Holding Inc. dated April 30, 2010 (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 30, 2010).

10.8	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

10.9	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

Number		Description of Exhibits

	10.10	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.11	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.12	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.13	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.14	Placement Agency Agreement between Bioanalytical Systems, Inc. and Ladenburg Thalmann & Co. Inc, dated May 5, 2011 (incorporated by reference to Exhibit 10.1 on Form 8-K, dated May 9, 2011).

	10.15	Amendment No. 2 to Employment Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated September 30, 2011 (incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended September 30, 2011).

	10.16	Severance Agreement between Michael R. Cox and Bioanalytical Systems Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 for Form 8-K filed April 5, 2012).

	10.17	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.18	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.19	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.20	Waiver letter, dated May 8, 2012, from Regions Bank (incorporated by reference to Exhibit 10.5 to Form 10-Q for fiscal quarter ended March 31, 2012).

	10.21	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended September 30, 2012).

	10.22	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (incorporated by reference to Exhibit 10.22to Form 10-K for the year ended September 30, 2012).

	10.23	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.24	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.25	Waiver letter, dated September 10, 2013, from Regions Bank (filed herewith).

	10.26	Waiver letter, dated October 9, 2013, from Entrepreneur Growth Capital LLC (filed herewith).

Number		Description of Exhibits

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended September 30, 2012).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

