Form 10-Q/A
period 2012-12-31
BIOANALYTICAL SYSTEMS INC
filed 2013-10-11
CIK 720154

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

Explanatory Note

Bioanalytical Systems, Inc. (“we”, “us”, “our”, or the “Company”) is filing this Amended Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013 (the “Original Filing”). The Amendment restates our unaudited condensed consolidated financial statements and related disclosures for the three months ended December 31, 2011 and December 31, 2012.  This Amendment also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amendment” below, as a result of the restatement. Details of the impact of this restatement are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement Background

In August 2013, we announced a delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that investors should no longer rely upon our previously issued consolidated financial statements and the related independent auditors’ reports for the fiscal years ended September 30, 2012 and September 30, 2011 or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to these periods, because of errors in such financial statements.

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and the fair value of those warrants should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011, as well as the condensed consolidated financial statements for the three months ended December 31, 2012. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012, which was filed on the date hereof.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness and has concluded that our disclosure controls and procedures were not effective as of December 31, 2012 as a result of the issues that resulted in the restatement of our financial statements for the period and as discussed in Part I — Item 4 of this Amendment. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weakness identified, see Part I — Item 4 included in this Amendment.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing, in its entirety, as modified and superseded where necessary to reflect the restatement.  The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Statements;

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I– Item 4. Controls and Procedures.

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (“Exchange Act"), dated as of the filing date of this Amendment.

We have not updated items in this Amendment to reflect events occurring after the Original Filing date, other than those associated with the restatement of our financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2012	September 30, 2012
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$670	$721
Accounts receivable
Trade	2,002	3,366
Unbilled revenues and other	898	921
Inventories	1,703	1,656
Prepaid expenses	179	228
Total current assets	5,452	6,892

Property and equipment, net	18,167	18,628
Goodwill	1,383	1,383
Debt issue costs	10	18
Other assets	52	54
Total assets	$25,064	$26,975

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$3,996	$3,934
Accrued expenses	1,285	2,067
Customer advances	2,327	3,012
Income tax accruals	17	17
Revolving line of credit	962	1,444
Fair value of warrant liability	1,096	1,213
Current portion of capital lease obligation	280	330
Current portion of long-term debt	5,676	583
Total current liabilities	15,639	12,600

Capital lease obligation, less current portion	689	739
Long-term debt, less current portion	—	5,259

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at December 31, 2012 and at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,656,718 issued and
outstanding at December 31, 2012 and 7,638,738 at September 30, 2012	1,876	1,871
Additional paid-in capital	19,725	19,635
Accumulated deficit	(14,237)	(14,493)
Accumulated other comprehensive income	37	29

Total shareholders’ equity	8,736	8,377

Total liabilities and shareholders’ equity	$25,064	$26,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)
Service revenue	$4,670	$5,611
Product revenue	1,133	1,905
Total revenue	5,803	7,516

Cost of service revenue	3,382	5,256
Cost of product revenue	566	778
Total cost of revenue	3,948	6,034

Gross profit	1,855	1,482
Operating expenses:
Selling	370	998
Research and development	85	178
General and administrative	1,098	1,608
Total operating expenses	1,553	2,784

Operating income (loss)	302	(1,302)

Interest expense	(165)	(189)
Change in fair value of warrant liability – (increase) decrease	117	(56)
Other income	2	—
Income (loss) before income taxes	256	(1,547)

Income taxes	—	—

Net income (loss)	$256	$(1,547)

Other comprehensive income (loss):
Foreign currency translation adjustment	8	(1)

Comprehensive income (loss)	$264	$(1,548)

Basic net income (loss) per share	$0.03	$(0.22)
Diluted net income (loss) per share	$0.03	$(0.22)

Weighted common shares outstanding:
Basic	7,639	6,946
Diluted	8,406	6,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)
Operating activities:
Net income (loss)	$256	$(1,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	473	551
Change in fair value of warrant liability – increase (decrease)	(117)	56
Employee stock compensation expense	74	47
Provision for doubtful accounts	(26)	3
Loss on sale of property and equipment	2	2
Changes in operating assets and liabilities:
Accounts receivable	1,413	570
Inventories	(47)	(226)
Refundable income taxes	—	(46)
Prepaid expenses and other assets	59	110
Accounts payable	82	911
Accrued expenses	(782)	139
Customer advances	(685)	20
Net cash provided by operating activities	702	590

Investing activities:
Capital expenditures	(10)	(712)
Net cash used by investing activities	(10)	(712)

Financing activities:
Payments of long-term debt	(166)	(188)
Payments on revolving line of credit	(6,118)	(7,612)
Borrowings on revolving line of credit	5,636	7,519
Payments on capital lease obligations	(100)	(151)
Net cash used by financing activities	(748)	(432)

Effect of exchange rate changes	5	3

Net decrease in cash and cash equivalents	(51)	(551)
Cash and cash equivalents at beginning of period	721	2,963
Cash and cash equivalents at end of period	$670	$2,412

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

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2013, we announced a delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that investors should no longer rely upon our previously issued consolidated financial statements and the independent auditors’ reports thereon for the fiscal years ended September 30, 2012 and 2011 or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to these periods, because of errors in such financial statements.

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three months ended December 31, 2012. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012.

As of December 31, 2012 and September 30, 2012, respectively, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,096 and $1,213. As a result of the adjustments, we reported an increase of $117 in previously reported net income for the three months ended December 31, 2012 and an increase of $56 to previously reported net loss for the three months ended December 31, 2011. The changes in net income (loss) were a result of the changes in the fair value of the warrant liability that are now correctly recorded in other income as a change in the fair value of the liability. Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three months ended December 31, 2012 and 2011, respectively, as the change in the fair value of the warrant liability is a non-cash item.

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statements of operations and comprehensive income (loss) items for the three months ended December 31:

	2012			2011
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Total revenue	$5,803	$-	$5,803	$7,516	$-	$7,516
Total cost of revenue	3,948	-	3,948	6,034	-	6,034

Gross profit	1,855	-	1,855	1,482	-	1,482

Total operating expenses	1,553	-	1,553	2,784	-	2,784

Operating income (loss)	302	-	302	(1,302)	-	(1,302)

Interest expense	(165)	-	(165)	(189)	-	(189)
Change in fair value of warrant liability - (increase) decrease	-	117	117	-	(56)	(56)
Other income	2	-	2	-	-	-

Income (loss) before income taxes	139	117	256	(1,491)	(56)	(1,547)

Income tax expense	-	-	-	-		-

Net income (loss)	139	117	256	(1,491)	(56)	(1,547)

Other comprehensive income (loss):
Foreign currency translation adjustment	8	-	8	(1)	-	(1)

Comprehensive income (loss)	$147	$117	$264	$(1,492)	$(56)	$(1,548)

Basic EPS	$0.02	$0.01	$0.03	$(0.21)	$(0.01)	$(0.22)
Diluted EPS	$0.02	$0.01	$0.03	$(0.21)	$(0.01)	$(0.22)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated balance sheet items as of December 31, 2012 and September 30, 2012:

	December 31, 2012			September 30, 2012
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total assets	$25,064	$-	$25,064	$26,975	$-	$26,975

Total other current liabilities	14,543	-	14,543	11,387	-	11,387
Fair value of warrant liability	-	1,096	1,096	-	1,213	1,213
Total current liabilities	14,543	1,096	15,639	11,387	1,213	12,600

Other long-term debt	689	-	689	5,998	-	5,998

Total liabilities	15,232	1,096	16,328	17,385	1,213	18,598

Shareholders' equity:
Preferred Shares	1,335	-	1,335	1,335	-	1,335
Common Shares	1,876	-	1,876	1,871	-	1,871
Additional paid-in capital	20,541	(816)	19,725	20,451	(816)	19,635
Accumulated deficit	(13,957)	(280)	(14,237)	(14,096)	(397)	(14,493)
Accumulated other comprehensive income	37	-	37	29		29
Total shareholders' equity	9,832	(1,096)	8,736	9,590	(1,213)	8,377

Total liabilities and shareholders' equity	$25,064	$-	$25,064	$26,975	$-	$26,975

3.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 10 in the Notes to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2012, there are 125 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 10 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. Stock based compensation expense for the three months ended December 31, 2012 and 2011 was $74 and $47, respectively.

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

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$256	$(1,547)
Weighted average common shares outstanding	7,639	6,946
Basic net income (loss) per share	$0.03	$(0.22)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$256	$(1,547)

Weighted average common shares outstanding	7,639	6,946
Plus: Incremental shares from assumed conversions
Series A preferred shares	767	—
Diluted weighted average common shares outstanding	8,406	6,946

Diluted net income (loss) per share	$0.03	$(0.22)

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2012	September 30, 2012

Raw materials	$1,407	$1,407
Work in progress	349	283
Finished goods	257	276
	$2,013	$1,966
Obsolescence reserve	(310)	(310)
	$1,703	$1,656

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K/A for the year ended September 30, 2012.

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)
Revenue:
Service	$4,670	$5,611
Product	1,133	1,905
	$5,803	$7,516

Operating income (loss):
Service	$199	$(1,266)
Product	103	(36)
	$302	$(1,302)

Interest Expense	(165)	(189)
Change in fair value of warrant liability – (increase) decrease	117	(56)
Other income	2	—

Income (loss) before income taxes	$256	$(1,547)

7.	INCOME TAXES

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

8.	DEBT

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

At December 31, 2012 on a restated basis, we were in compliance with the fixed charge coverage, but out of compliance with the total liabilities to tangible net worth ratios in the Regions agreements. Due to the reclassification of the Class A Warrants to a liability from equity as described in Note 2, we expect to be out of compliance with the total liabilities to tangible net worth ratio for our second fiscal quarter of 2013. On September 10, 2013, Regions waived compliance with the total liabilities to tangible net worth ratio for the current quarter and for our expected breach for our second fiscal quarter. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2012, we were not in compliance with the minimum tangible net worth covenant requirement, which was waived by EGC as part of the amendment. Based on the reclassification of the Class A Warrants to a liability from equity as discussed in Note 2, we expect to be in breach of the tangible net worth covenant for the second and third fiscal quarters of 2013. On October 9, 2013, EGC waived compliance with the tangible net worth covenant for our expected breach for the second and third fiscal quarters of fiscal 2013.

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

We have Class A and B Warrants from the May 2011 offering that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement under ASC 820-10, are calculated with changes charged to the statement of operations and comprehensive income (loss)as other income (expense) labeled change in fair value of warrant liability. Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012	September 30, 2012
	Warrant A	Warrant A

Risk-free interest rate	0.43%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	102.40%	117.30%
Expected life of the options (years)	3.4	3.6

Fair value per unit	$0.796	$0.881

11.	MANAGEMENT’S PLAN

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K/A for the fiscal year ended September 30, 2012. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands, unless otherwise indicated.

Restatement of Previously Issued Consolidated Financial Statements

This Amendment Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, originally filed with the SEC on February 14, 2013 (the “Original Filing”). Certain financial information presented in this Amendment reflects restated consolidated financial information for the three months ended December 31, 2012 and 2011.

In August 2013, we announced the delay in filing our Form 10-Q for the three and nine months ended June 30, 2013 until management resolved a complex accounting issue related to the accounting treatment for our outstanding warrants. In the same month, we announced that that investors should no longer rely upon our previously issued consolidated financial statements and the independent auditors’ reports for the fiscal years ended September 30, 2012 and 2011 or the quarterly financial statements for the first two quarters of fiscal 2013, or any earnings releases relating to these periods, because of errors in such financial statements. See Item 4, Controls and Procedures.

Following a comprehensive review of our previously filed financial statements, we concluded that the warrants issued in connection our public offering in May 2011 were incorrectly accounted for as equity. As a result, we have reclassified the fair value of the warrants from equity into a liability. Also, we have recalculated the fair value of the warrants at each quarterly reporting period subsequent to the offering with an entry to other income or expense and an offset to the liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three months ended December 31, 2012. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012.

As of December 31, 2012 and September 30, 2012, respectively, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,096 and $1,213. As a result of the adjustments, we reported an increase of $117 in previously reported net income for the three months ended December 31, 2012 and an increase of $56 to previously reported net loss for the three months ended December 31, 2011. The changes in net income (loss) were a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense). Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three months ended December 31, 2012 and 2011, respectively, as the change in the fair value of the warrant liability is a non-cash item. More detail can be found in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first three months of fiscal 2013, we had a 22.8% decline in revenues over the same period in fiscal 2012. Gross margin and operating income, however, increased in the current fiscal year due to lower costs of revenues of 34.6% and lower operating expenses of 44.2%. As a result, we reported a net income of $256 for the first three months of fiscal 2013. The improved margins and earnings were due to the restructuring activities we completed in the second half of fiscal 2012 as well as dedication to cost monitoring. We consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2012, see “Results of Operations” below.

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

Income Taxes

As described in Note 7 to the condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2012	2011
	(Restated)	(Restated)

Service revenue	80.5%	74.7%
Product revenue	19.5	25.3
Total revenue	100.0	100.0

Cost of service revenue (a)	72.4	93.7
Cost of product revenue (a)	49.9	40.9
Total cost of revenue	68.0	80.3

Gross profit	32.0	19.7

Total operating expenses	26.8	37.0

Operating income (loss)	5.2	(17.3)

Other expense	(0.8)	(3.3)

Income (loss) before income taxes	4.4	(20.6)

Income taxes	—	—

Net income (loss)	4.4%	(20.6)%

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

Other Income (Expense)

Other expense for the current fiscal quarter decreased to $46 from $245 for the same quarter of the prior fiscal year. The primary reasons for the decrease are the change in the fair value of the warrant liability plus lower mortgage and lease interest in fiscal 2013. The total liability declined from the expiration of the Class B Warrants in May 2012.

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

At December 31, 2012 on a restated basis, we were in compliance with the fixed charge coverage, but out of compliance with the total liabilities to tangible net worth ratios in the Regions agreements. Due to the reclassification of the Class A Warrants to a liability from equity as described in Note 2, we expect to be out of compliance with the total liabilities to tangible net worth ratio for our second fiscal quarter of 2013. On September 10, 2013, Regions waived compliance with the total liabilities to tangible net worth ratio for the current quarter and for our expected breach for our second fiscal quarter. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2012, we were not in compliance with the minimum tangible net worth covenant requirement, which was waived by EGC as part of the amendment. Based on the reclassification of the Class A Warrants to a liability from equity as discussed in Note 2, we expect to be in breach of the tangible net worth covenant for the second and third fiscal quarters of 2013. On October 9, 2013, EGC waived compliance with the tangible net worth covenant through the second and third fiscal quarters of fiscal 2013.

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

ITEM 4 - CONTROLS AND PROCEDURES

In the evaluation of disclosure controls and procedures included in our Original Report on Form 10-Q for the quarter ended December 31, 2012, the Company disclosed that under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives . As a result of the issues that resulted in the restatement of our financial statements for the period, the Company's Principal Executive Officer and Principal Financial Officer subsequently concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012 for the reasons discussed in the section below entitled, Remediation Plan.

Remediation Plan

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

After the filing of the Original Filing, Management identified material weaknesses in the proper accounting treatment of the warrants issued in connection with the May 2011 public offering. Based on these material weaknesses, management determined that the Company's internal control over financial reporting was not effective for the three months ended December 31, 2012. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In May 2011, we sold units of convertible preferred shares and warrants in a public offering which raised new capital for the Company. We erroneously recorded the warrants as equity instead of a liability. This error caused other calculations related to the offering, such as the beneficial conversion feature and deemed dividend, to be misstated. Further, other income from the change in the fair value of warrant liability was misstated because we did not correctly record the fair value of the warrants at each reporting period. Based on the erroneous recordation of the warrants as equity instead of a liability, we have restated our previously issued condensed consolidated financial statements for the fiscal years ending September 30, 2011 and September 30, 2012 and for the first two quarters of fiscal 2013.

As a corrective action, we intend to seek the counsel of other experts in accounting before discussions with our auditors on future unusual and non-recurring transactions. During the current fiscal quarter, we instituted an additional level of review of covenant compliance as well as restructuring and medical reserve calculations.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first three months of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described in the following section entitled Management’s Report on Internal Control over Financial Reporting.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K/A for the year ended September 30, 2012, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K/A and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.2	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.3	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.4	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

	10.5	Waiver letter, dated September 10, 2013, from Regions Bank (incorporated by reference to Exhibit 10.25 for Form 10-K/A filed October 11, 2013).

	10.6	Waiver letter, dated October 9, 2013, from Entrepreneur Growth Capital LLC (incorporated by reference to Exhibit 10.26 for Form 10-K/A filed October 11, 2013).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: October 11, 2013	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.2	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.3	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.4	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

	10.5	Waiver letter, dated September 10, 2013, from Regions Bank (incorporated by reference to Exhibit 10.25 for Form 10-K/A filed October 11, 2013).

	10.6	Waiver letter, dated October 9, 2013, from Entrepreneur Growth Capital LLC (incorporated by reference to Exhibit 10.26 for Form 10-K/A filed October 11, 2013).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

