Form 10-Q/A
period 2013-03-31
BIOANALYTICAL SYSTEMS INC
filed 2013-10-11
CIK 720154

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

Explanatory Note

Bioanalytical Systems, Inc. (“we”, “us”, “our”, or the “Company”) is filing this Amended Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2013 (the “Original Filing”). The Amendment restates our unaudited condensed consolidated financial statements and related disclosures for the three and six months ended March 31, 2012 and March 31, 2013.  This Amendment also amends certain other Items in the Original Filing, as listed in “Items Amended in this Amendment” below, as a result of the restatement. Details of the impact of this restatement are discussed below and in Note 2 to the accompanying unaudited condensed consolidated financial statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and the fair value of those warrants should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011, as well as the condensed consolidated financial statements for the three and six months ended March 31, 2013. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012, which was filed on the date hereof.

Internal Control Consideration

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness and has concluded that our disclosure controls and procedures were not effective as of March 31, 2013 as a result of the issues that resulted in the restatement of our financial statements for the period and as discussed in Part I — Item 4 of this Amendment. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures, internal control over financial reporting and the material weakness identified, see Part I — Item 4 included in this Amendment.

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

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2013	September 30, 2012
	(Restated)	(Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$140	$721
Accounts receivable
Trade, less allowances of $162 and $123 as of March 31, 2013 and September 30, 2012, respectively.	2,436	3,366
Unbilled revenues and other	1,136	921
Inventories	1,653	1,656
Refundable Income Taxes	2	—
Prepaid expenses	194	228
Total current assets	5,561	6,892

Property and equipment, net	17,736	18,628
Goodwill	1,383	1,383
Debt issue costs	59	18
Other assets	51	54
Total assets	$24,790	$26,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,659	$3,934
Accrued expenses	1,420	2,067
Customer advances – deferred revenues	2,675	3,012
Income tax accruals	16	17
Revolving line of credit	813	1,444
Fair value of warrant liability	1,238	1,213
Current portion of capital lease obligation	260	330
Current portion of long-term debt	5,549	583
Total current liabilities	15,630	12,600

Capital lease obligation, less current portion	607	739
Long-term debt, less current portion	—	5,259

Commitments and contingencies

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at March 31, 2013 and at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,671,364 issued and outstanding at March 31, 2013 and 7,638,738 at September 30, 2012	1,880	1,871
Additional paid-in capital	19,802	19,635
Accumulated deficit	(14,548)	(14,493)
Accumulated other comprehensive income	84	29

Total shareholders’ equity	8,553	8,377

Total liabilities and shareholders’ equity	$24,790	$26,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Service revenue	$3,667	$5,279	$8,337	$10,890
Product revenue	1,489	1,687	2,623	3,592
Total revenue	5,156	6,966	10,960	14,482

Cost of service revenue	3,230	5,066	6,612	10,322
Cost of product revenue	668	757	1,234	1,535
Total cost of revenue	3,898	5,823	7,846	11,857

Gross profit	1,258	1,143	3,114	2,625
Operating expenses:
Selling	292	996	662	1,994
Research and development	123	162	208	340
General and administrative	852	1,626	1,950	3,234
Total operating expenses	1,267	2,784	2,820	5,568

Restructuring charges	—	64	—	64

Operating income (loss)	(9)	(1,705)	294	(3,007)

Interest expense	(163)	(179)	(329)	(368)
Change in fair value of warrant liability – (increase) decrease	(142)	56	(25)	—
Other income	3	—	5	—
Loss before income taxes	(311)	(1,828)	(55)	(3,375)

Income taxes	—	—	—	—

Net loss	$(311)	$(1,828)	$(55)	$(3,375)

Other comprehensive income (loss):
Foreign currency translation adjustment	46	23	55	22

Comprehensive loss	$(265)	$(1,805)	$—	$(3,353)

Basic net loss per share	$(0.04)	$(0.26)	$(0.01)	$(0.48)
Diluted loss per share	$(0.04)	$(0.26)	$(0.01)	$(0.48)

Weighted common shares outstanding:
Basic	7,657	7,034	7,648	6,989
Diluted	7,657	7,034	7,648	6,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2013	2012
	(Restated)	(Restated)
Operating activities:
Net loss	$(55)	$(3,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	908	1,145
Change in fair value of warrant liability - increase	25	—
Employee stock compensation expense	135	73
Provision for doubtful accounts	39	46
Loss (gain) on sale of property and equipment	(19)	3
Changes in operating assets and liabilities:
Accounts receivable	676	495
Inventories	4	(218)
Refundable income taxes	(3)	(46)
Prepaid expenses and other assets	(7)	151
Accounts payable	(231)	886
Accrued expenses	(647)	372
Customer advances	(337)	107
Net cash provided (used) by operating activities	488	(361)

Investing activities:
Capital expenditures	(12)	(817)
Proceeds from sale of equipment	20	—
Net cash provided (used) by investing activities	8	(817)

Financing activities:
Payments of long-term debt	(293)	(378)
Payments on revolving line of credit	(11,018)	(14,680)
Borrowings on revolving line of credit	10,387	14,434
Payments on capital lease obligations	(202)	(311)
Net cash used by financing activities	(1,126)	(935)

Effect of exchange rate changes	49	3

Net decrease in cash and cash equivalents	(581)	(2,110)
Cash and cash equivalents at beginning of period	721	2,963
Cash and cash equivalents at end of period	$140	$853

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(40)	$(61)

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

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection our public offering in May 2011 were incorrectly accounted for as equity and should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three and six months ended March 31, 2013. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012.

As of March 31, 2013 and September 30, 2012, respectively, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,238 and $1,213. As a result of the adjustments, we reported an increase of $142 and $25 in previously reported net loss for the three and six months ended March 31, 2013, respectively, and a decrease of $56 to previously reported net loss for the three months ended March 31, 2012. The net effect on net income for the six months ended March 31, 2012 was zero. The changes in net income (loss) were a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense). Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three and six months ended March 31, 2013 and 2012, respectively, as the change in the fair value of the warrant liability is a non-cash item.

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statements of operations and comprehensive income (loss) items for the three months ended March 31:

	2013			2012
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Total revenue	$5,156	$-	$5,156	$6,966		$6,966
Total cost of revenue	3,898	-	3,898	5,823		5,823

Gross profit	1,258	-	1,258	1,143	-	1,143

Total operating expenses	1,267	-	1,267	2,784		2,784
Restructuring charges	-	-	-	64	-	64

Operating income (loss)	(9)	-	(9)	(1,705)	-	(1,705)

Interest expense	(163)	-	(163)	(179)		(179)
Change in fair value of warrant liability - (increase) decrease	-	(142)	(142)	-	56	56
Other income	3	-	3	-	-	-

Income (loss) before income taxes	(169)	(142)	(311)	(1,884)	56	(1,828)

Income tax expense	-	-	-	-		-

Net income (loss)	(169)	(142)	(311)	(1,884)	56	(1,828)

Other comprehensive income (loss):
Foreign currency translation adjustment	46	-	46	23	-	23

Comprehensive income (loss)	$(123)	$(142)	$(265)	$(1,861)	$56	$(1,805)

Basic EPS	$(0.02)	$(0.02)	$(0.04)	$(0.27)	$0.01	$(0.26)
Diluted EPS	$(0.02)	$(0.02)	$(0.04)	$(0.27)	$0.01	$(0.26)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statements of operations items for the six months ended March 31:

	2013
	As Reported	Adjustment	Restated
Total revenue	$10,960	$-	$10,960
Total cost of revenue	7,846	-	7,846

Gross profit	3,114	-	3,114

Total operating expenses	2,820	-	2,820
Restructuring charges	-	-	-

Operating income (loss)	294	-	294

Interest expense	(329)	-	(329)
Change in fair value of warrant liability - (increase) decrease	-	(25)	(25)
Other income	5	-	5

Income (loss) before income taxes	(30)	(25)	(55)

Income tax expense	-	-	-

Net income (loss)	(30)	(25)	(55)

Other comprehensive income (loss):
Foreign currency translation adjustment	55	-	55

Comprehensive income (loss)	$25	$(25)	$-

Basic EPS	$-	$(0.01)	$(0.01)
Diluted EPS	$-	$(0.01)	$(0.01)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated balance sheet items as of March 31, 2013 and September 30, 2012:

	March 31, 2013			September 30, 2012
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated

Total assets	$24,790	$-	$24,790	$26,975		$26,975

Total other current liabilities	14,392	-	14,392	11,387		11,387
Fair value of warrant liability	-	1,238	1,238	-	1,213	1,213
Total current liabilities	14,392	1,238	15,630	11,387	1,213	12,600

Other long-term debt	607	-	607	5,998		5,998

Total liabilities	14,999	1,238	16,237	17,385	1,213	18,598

Shareholders' equity:
Preferred Shares	1,335	-	1,335	1,335	-	1,335
Common Shares	1,880	-	1,880	1,871	-	1,871
Additional paid-in capital	20,618	(816)	19,802	20,451	(816)	19,635
Accumulated deficit	(14,126)	(422)	(14,548)	(14,096)	(397)	(14,493)
Accumulated other comprehensive income	84	-	84	29		29
Total shareholders' equity	9,791	(1,238)	8,553	9,590	(1,213)	8,377

Total liabilities and shareholders' equity	$24,790	$-	$24,790	$26,975	$-	$26,975

3.	STOCK-BASED COMPENSATION

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

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Basic net loss per share:

Net loss applicable to common shareholders	$(311)	$(1,828)	$(55)	$(3,375)
Weighted average common shares outstanding	7,657	7,034	7,648	6,989

Basic net loss per share	$(0.04)	$(0.26)	$(0.01)	$(0.48)

Diluted net loss per share:

Diluted net loss applicable to common shareholders	$(311)	$(1,828)	$(55)	$(3,375)

Weighted average common shares outstanding	7,657	7,034	7,648	6,989
Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	7,657	7,034	7,648	6,989

Diluted net loss per share	$(0.04)	$(0.26)	$(0.01)	$(0.48)

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2013	September 30, 2012

Raw materials	$1,401	$1,407
Work in progress	337	283
Finished goods	226	276
	$1,964	$1,966
Obsolescence reserve	(311)	(310)
	$1,653	$1,656

6.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue:
Service	$3,667	$5,279	$8,337	$10,890
Product	1,489	1,687	2,623	3,592
	$5,156	$6,966	$10,960	$14,482

Operating income (loss):
Service	$(365)	$(1,419)	$(150)	$(2,685)
Product	356	(275)	444	(311)
Corporate	—	(11)	—	(11)
	$(9)	$(1,705)	$294	$(3,007)

Interest expense	(163)	(179)	(329)	(368)
Change in fair value of warrant liability – (increase) decrease	(142)	56	(25)	—
Other income	3	—	5	—

Income (loss) before income taxes	$(311)	$(1,828)	$(55)	$(3,375)

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

At March 31, 2013 and September 30, 2012, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 0% is due to changes in our evaluation allowance on our net deferred tax assets.

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

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At March 31, 2013, on a restated basis, we were in compliance with the fixed charge coverage, but in breach of the total liabilities to tangible net worth ratios in the Regions agreements. On September 10, 2013, Regions waived compliance with the total liabilities to tangible net worth ratio for the current quarter. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012. At March 31, 2013, on a restated basis, we were in breachof the minimum tangible net worth covenant requirement. Due to the reclassification of the Class A Warrants to a liability from equity as discussed in Note 2, we expect to be in breach of the tangible net worth covenant for our third fiscal quarter of 2013. On October 9, 2013, EGC waived compliance with the tangible net worth covenant for our current quarter and our expected breach for the third fiscal quarter of 2013.

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

We have Class A and B Warrants from the May 2011 offering that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement under ASC 820-10, are calculated with changes charged to the statement of operations and comprehensive income (loss) as other income (expense) labeled change in fair value of warrant liability. Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at March 31, 2013 and September 30, 2012 were as follows:

	March 31, 2013	September 30, 2012
	Warrant A	Warrant A

Risk-free interest rate	0.39%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	92.69%	117.30%
Expected life of the options (years)	3.1	3.6

Fair value per unit	$0.899	$0.881

11.	MANAGEMENT’S PLAN

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

Restatement of Previously Issued Consolidated Financial Statements

This Amendment Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the SEC on May 15, 2013 (the “Original Filing”). Certain financial information presented in this Amendment reflects restated consolidated financial information for the three and six months ended March 31, 2013 and 2012.

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

Following a comprehensive review of our previously filed financial statements, we concluded that the warrants issued in connection our public offering in May 2011 were incorrectly accounted for as equity. As a result, we have reclassified the fair value of the warrants from equity into a liability. Also, we have recalculated the fair value of the warrants at each quarterly reporting period subsequent to the offering with an entry to other income or expense and an offset to the liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three and six months ended March 31, 2013 and December 31, 2012, respectively. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012.

As of March 31, 2013 and September 30, 2012, respectively, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,238 and $1,213. As a result of the adjustments, we reported an increase of $142 and $25 in previously reported net loss for the three and six months ended March 31, 2013, respectively, and a decrease of $56 to previously reported net loss for the three months ended March 31, 2012. The net effect on net income for the six months ended March 31, 2012 was zero. The changes in net income (loss) were a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense). Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three and six months ended March 31, 2013 and 2012, respectively, as the change in the fair value of the warrant liability is a non-cash item. More detail can be found in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Restated)	(Restated)	(Restated)	(Restated)

Service revenue	71.1%	75.8%	76.1%	75.2%
Product revenue	28.9	24.2	23.9	24.8
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	88.1	96.0	79.3	94.8
Cost of product revenue (a)	44.9	44.9	47.1	42.7
Total cost of revenue	75.6	83.6	71.6	81.9

Gross profit	24.4	16.4	28.4	18.1

Total operating expenses	24.6	40.0	25.7	38.4

Restructuring expenses	—	0.9	—	0.4

Operating income (loss)	(0.2)	(24.5)	2.7	(20.7)

Other expense	5.9	1.8	3.2	2.5

Income (loss) before income taxes	(6.1)	(26.3)	(0.5)	(23.2)

Income taxes	—	—	—	—

Net income (loss)	(6.1)%	(26.3)%	(0.5)%	(23.2)%

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

Other Income (Expense)

Other expense for the current fiscal quarter increased to $302 from $123 for the same quarter of the prior fiscal year. The primary reason for the increase is the increase in the fair value of the warrant liability offset slightly by lower lease interest in fiscal 2013 due to maturities.

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

Other Income (Expense)

Other expense for the first six months of fiscal 2013 decreased to $349 from $368 for the same period of the prior year. The primary reasons for the decrease are lower lease interest in fiscal 2013 due to maturities offset slightly by an increase in the fair value of the warrant liability.

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

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At March 31, 2013, on a restated basis, we were in compliance with the fixed charge coverage, but in breach of the total liabilities to tangible net worth ratios in the Regions agreements. On September 10, 2013, Regions waived compliance with the total liabilities to tangible net worth ratio for the current quarter. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

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

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013. At March 31, 2013, on a restated basis, we were in breach of the minimum tangible net worth covenant requirement. Due to the reclassification of the Class A Warrants to a liability from equity as discussed in Note 2, we expect to be in breach of the tangible net worth covenant for our third fiscal quarter of 2013. On October 9, 2013, EGC waived compliance with the tangible net worth covenant for our current quarter and our expected breach for the third fiscal quarter of 2013. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans.

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

ITEM 4 - CONTROLS AND PROCEDURES

In the evaluation of disclosure controls and procedures included in our Original Report on Form 10-Q for the quarter ended March 31, 2013, the Company disclosed that under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective to provide reasonable assurance of achieving the desired control objectives. As a result of the issues that resulted in the restatement of our financial statements for the period, the Company's Principal Executive Officer and Principal Financial Officer subsequently concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013 for the reasons discussed in the section below entitled, Remediation Plan.

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

After the filing of the Original Filing, Management identified material weaknesses in the proper accounting treatment of the warrants issued in connection with the May 2011 public offering. Based on these material weaknesses, management determined that the Company's internal control over financial reporting was not effective for the three months ended March 31, 2013. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a) Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: October 11, 2013	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013 (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

	10.2	Amended and Restated Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc. effective February 7, 2013 (incorporated by reference to Exhibit 10.2 for Form 10-Q filed May 15, 2013).

	10.3	Waiver letter from Regions Bank dated September 10, 2013 (incorporated by reference to Exhibit 10.25 for Form 10-K/A filed October 11, 2013).

	10.4	Waiver letter from EGC dated October 9, 2013 (incorporated by reference to Exhibit 10.26 for Form 10-K/A filed October 11, 2013).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..
	101	XBRL data file (filed herewith).

