Form 10-Q
period 2013-06-30
BIOANALYTICAL SYSTEMS INC
filed 2013-10-18
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

As of October 14, 2013, 7,703,891 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2013	September 30, 2012
	(Unaudited)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$313	$721
Accounts receivable
Trade, less allowances of $132 and $123 as of June 30, 2013 and September 30, 2012, respectively.	2,777	3,366
Unbilled revenues and other	559	921
Inventories	1,479	1,656
Prepaid expenses	246	228
Total current assets	5,374	6,892

Property and equipment, net	17,329	18,628
Goodwill	1,383	1,383
Debt issue costs	40	18
Other assets	49	54

Total assets	$24,175	$26,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,851	$3,934
Accrued expenses	1,245	2,067
Customer advances – deferred revenues	2,377	3,012
Income tax accruals	32	17
Revolving line of credit	332	1,444
Fair value of warrant liability	920	1,213
Current portion of capital lease obligation	264	330
Current portion of long-term debt	5,403	583
Total current liabilities	14,424	12,600

Capital lease obligation, less current portion	540	739
Long-term debt, less current portion	—	5,259

Commitments and contingencies

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,335 Series A shares at $1,000 stated value issued and outstanding at June 30, 2013 and at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,687,216 issued and outstanding at June 30, 2013 and 7,638,738 at September 30, 2012	1,883	1,871
Additional paid-in capital	19,870	19,635
Accumulated deficit	(13,972)	(14,493)
Accumulated other comprehensive income	95	29

Total shareholders’ equity	9,211	8,377

Total liabilities and shareholders’ equity	$24,175	$26,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Service revenue	$4,156	$5,200	$12,493	$16,090
Product revenue	1,444	1,986	4,067	5,578
Total revenue	5,600	7,186	16,560	21,668

Cost of service revenue	2,897	4,270	9,509	14,592
Cost of product revenue	671	857	1,905	2,392
Total cost of revenue	3,568	5,127	11,414	16,984

Gross profit	2,032	2,059	5,146	4,684
Operating expenses:
Selling	317	741	979	2,735
Research and development	124	113	332	453
General and administrative	1,153	1,122	3,103	4,356
Total operating expenses	1,594	1,976	4,414	7,544

Restructuring charges	—	623	—	687

Operating income (loss)	438	(540)	732	(3,547)

Interest expense	(163)	(172)	(492)	(540)
Change in fair value of warrant liability – decrease	318	458	293	458
Other income	1	8	6	8
Income (loss) before income taxes	594	(246)	539	(3,621)

Income taxes	18	—	18	—

Net income (loss)	$576	$(246)	$521	$(3,621)

Other comprehensive income (loss):
Foreign currency translation adjustment	11	(17)	66	4

Comprehensive income (loss)	$587	$(263)	$587	$(3,617)

Basic net income (loss) per share	$0.08	$(0.03)	$0.07	$(0.51)
Diluted net income (loss) per share	$0.07	$(0.03)	$0.06	$(0.51)

Weighted common shares outstanding:
Basic	7,673	7,259	7,656	7,079
Diluted	8,400	7,259	8,353	7,079

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
		(Restated)
Operating activities:
Net income (loss)	$521	$(3,621)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,313	1,724
Change in fair value of warrant liability – (decrease)	(293)	(458)
Employee stock compensation expense	187	119
Provision for doubtful accounts	9	46
Loss (gain) on sale of property and equipment	(13)	22
Changes in operating assets and liabilities:
Accounts receivable	942	394
Inventories	177	(109)
Refundable income taxes	15	(46)
Prepaid expenses and other assets	(39)	280
Accounts payable	(19)	877
Accrued expenses	(822)	275
Customer advances	(635)	60
Net cash provided (used) by operating activities	1,343	(437)

Investing activities:
Capital expenditures	(15)	(980)
Proceeds from sale of equipment	20	—
Net cash provided (used) by investing activities	5	(980)

Financing activities:
Payments of long-term debt	(439)	(569)
Payments on revolving line of credit	(16,770)	(21,238)
Borrowings on revolving line of credit	15,658	21,155
Payments on capital lease obligations	(265)	(487)
Net cash used by financing activities	(1,816)	(1,139)

Effect of exchange rate changes	60	2

Net decrease in cash and cash equivalents	(408)	(2,554)
Cash and cash equivalents at beginning of period	721	2,963
Cash and cash equivalents at end of period	$313	$409

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$60	$86

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) and should be read in conjunction with our audited consolidated financial statements, and the notes thereto, for the year ended September 30, 2012. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2013 and 2012 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2013. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results for the year ending September 30, 2013.

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

As a result of the identification of such errors, we have undertaken a comprehensive review of our previously filed consolidated financial statements. We concluded that the warrants issued in connection with our public offering in May 2011 were incorrectly accounted for as equity and should have been recorded as a liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three and six months ended March 31, 2013. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. The restatement adjustments to the three months ended December 31, 2012 and 2011 are more fully described in Note 2 to the condensed consolidated financial statements on our Form 10-Q/A for the quarterly period ended December 31, 2012. The restatement adjustments to the three and six months ended March 31, 2013 and 2012 are more fully described in Note 2 to the condensed consolidated financial statements in our Form 10-Q/A for the quarterly period ended March 31, 2013.

As of September 30, 2012, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,213. As a result of the adjustments, we reported a decrease of $458 to previously reported net loss for the three and nine months ended June 30, 2012. The changes in net loss were a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense). Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three and nine months ended June 30, 2013 and 2012, respectively, as the change in the fair value of the warrant liability is a non-cash item.

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated statements of operations and comprehensive income (loss) items for the three and nine months ended June 30, 2012:

	Three months ended June 30, 2012			Nine months ended June 30, 2012
	As Reported	Adjustment	Restated	As Reported	Adjustment	Restated
Total revenue	$7,186	$-	$7,186	$21,668		$21,668
Total cost of revenue	5,127	-	5,127	16,984		16,984

Gross profit	2,059	-	2,059	4,684	-	4,684

Total operating expenses	1,976	-	1,976	7,544		7,544
Restructuring charges	623	-	623	687	-	687

Operating income (loss)	(540)	-	(540)	(3,547)	-	(3,547)

Interest expense	(172)	-	(172)	(540)		(540)
Change in fair value of warrant liability - decrease	-	458	458	-	458	458
Other income	8	-	8	8	-	8

Income (loss) before income taxes	(704)	458	(246)	(4,079)	458	(3,621)

Income tax expense	-	-	-	-		-

Net income (loss)	(704)	458	(246)	(4,079)	458	(3,621)

Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	-	(17)	4	-	4

Comprehensive income (loss)	$(721)	$458	$(263)	$(4,075)	$458	$(3,617)

Basic EPS	$(0.10)	$0.07	$(0.03)	$(0.58)	$0.07	$(0.51)
Diluted EPS	$(0.10)	$0.07	$(0.03)	$(0.58)	$0.07	$(0.51)

The following table summarizes the effects of the restatement adjustments, previously discussed, on the consolidated balance sheet items as of September 30, 2012:

	September 30, 2012
	As Reported	Adjustment	Restated

Total assets	$26,975		$26,975

Total other current liabilities	11,387		11,387
Fair value of warrant liability	-	1,213	1,213
Total current liabilities	11,387	1,213	12,600

Other long-term debt	5,998		5,998

Total liabilities	17,385	1,213	18,598

Shareholders' equity:
Preferred Shares	1,335	-	1,335
Common Shares	1,871	-	1,871
Additional paid-in capital	20,451	(816)	19,635
Accumulated deficit	(14,096)	(397)	(14,493)
Accumulated other comprehensive income	29		29
Total shareholders' equity	9,590	(1,213)	8,377

Total liabilities and shareholders' equity	$26,975	$-	$26,975

3.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 10 in the Notes to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of June 30, 2013, there are 125 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 10 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. Stock based compensation expense for the three and nine months ended June 30, 2013 was $52 and $187, respectively. Stock based compensation expense for the three and nine months ended June 30, 2012 was $46 and $119, respectively.

A summary of our stock option activity for the nine months ended June 30, 2013 is as follows (shares in thousands):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2012	354	$1.99	$1.46
Exercised	(7)	1.35	1.14
Granted	179	1.46	1.20
Terminated	(35)	2.71	1.82
Outstanding - June 30, 2013	491	$1.76	$1.34

During the nine months ended June 30, 2013, we granted options for 179 common shares under the Plan. The fair value of each option grant is estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	1.00% - 1.95%
Dividend yield	0.00%
Expected volatility	93.55% - 93.71%
Expected life of the options (years)	8.0
Forfeitures	3.00%

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2012 because they were anti-dilutive. Warrants for 1,377 common shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2013, because they were anti-dilutive. Warrants for 1,377 common shares and 982 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2012 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$576	$(246)	$521	$(3,621)
Weighted average common shares outstanding	7,673	7,259	7,656	7,079
Basic net income (loss) per share	$0.08	$(0.03)	$0.07	$(0.51)

Diluted net loss per share:
Diluted net income (loss) applicable to common shareholders	$576	$(246)	$521	$(3,621)

Weighted average common shares outstanding	7,673	7,259	7,656	7,079
Plus: Incremental shares from assumed conversions:
Series A preferred shares	696	—	696	—
Dilutive stock options/shares	31	—	1	—
Diluted weighted average common shares outstanding	8,400	7,259	8,353	7,079

Diluted net income (loss) per share	$0.07	$(0.03)	$0.06	$(0.51)

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2013	September 30, 2012

Raw materials	$1,245	$1,407
Work in progress	372	283
Finished goods	208	276
	$1,825	$1,966
Obsolescence reserve	(346)	(310)
	$1,479	$1,656

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30		Nine Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Revenue:

Service	$4,156	$5,200	$12,493	$16,090
Product	1,444	1,986	4,067	5,578
	$5,600	$7,186	$16,560	$21,668

Operating income (loss):
Service	$222	$(668)	$71	$(3,367)
Product	216	227	661	(70)
Corporate	—	(99)	—	(110)
	$438	$(540)	$732	$(3,547)

Interest expense	(163)	(172)	(492)	(540)
Change in fair value of warrant liability – decrease	318	458	293	458
Other income	1	8	6	8

Income (loss) before income taxes	$594	$(246)	$539	$(3,621)

Restructuring costs of $524 and $99 are included in the operating losses for the three months ended June 30, 2012 for the Service and Corporate segments, respectively. Restructuring costs of $577 and $110 are included in the operating losses for the nine months ended June 30, 2012 for the Service and Corporate segments, respectively.

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

At June 30, 2013 and September 30, 2012, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 3% is due to changes in our evaluation allowance on our net deferred tax assets.

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

During the quarter ended June 30, 2013, the Company filed its federal tax return for the year ended September 30, 2012, which included a deduction attributed to the investment in its subsidiary in the UK. This deduction resulted in an additional net operating loss of approximately $8.2 million. The valuation allowance for deferred taxes increased accordingly and therefore there was no change to the balance sheet at June 30, 2013.

8.	DEBT

Mortgages and note payable

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,403 at June 30, 2013 and $5,842 at September 30, 2012, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

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

As part of the amendment, Regions also agreed to amend the loan covenants for the related debt to be more favorable to us. Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At June 30, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At June 30, 2013, the replacement note payable had a balance of $5,403.

The Regions loan agreement contains cross-default provisions with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in our third fiscal quarter and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of June 30, 2013, the net book value of the facility and land was $9,333.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of June 30, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013, and waived all non-compliances with this covenant through December 31, 2012. At June 30, 2013, we were in breach of the minimum tangible net worth covenant requirement due to the reclassification of the Class A Warrants to a liability from equity as discussed in Note 2. On October 9, 2013, EGC waived compliance with the tangible net worth covenant for our current quarter.

The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans.

At June 30, 2013, we had available borrowing capacity of $1,556 on this line, of which $332 was outstanding. At September 30, 2012, we had available borrowing capacity of $1,927 on this line, of which $1,444 was outstanding.

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

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first fiscal quarter of 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. Based on these, we have $857 reserved for UK lease related costs.

 The following table sets forth the rollforward of the restructuring activity for the nine months ended June 30, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, June 30, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	-	-	57	857
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Receivable from sale of equipment	(93)	-	-	77	(16)
Other costs	197	-	(45)	-	152
Total	$1,405	$-	$(546)	$134	$993

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

We have Class A and B Warrants from the May 2011 offering that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement under ASC 820-10, are calculated with changes charged to the statement of operations and comprehensive income (loss) as other income (expense) labeled change in fair value of warrant liability. Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at June 30, 2013 and September 30, 2012 were as follows:

	June 30, 2013	September 30, 2012
	Warrant A	Warrant A

Risk-free interest rate	0.62%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	87.43%	117.30%
Expected life of the options (years)	2.9	3.6

Fair value per unit	$0.668	$0.881

11.	MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in response to our financial performance through the second quarter of fiscal 2012, we began to operate the business in a manner designed to place more emphasis on cash flow generation. Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

During the first three quarters of fiscal 2013, revenues declined approximately 23.6%, but gross margin improved 9.9% compared to the first three quarters of fiscal 2012. We reported a positive operating income for the first three quarters of fiscal 2013. We also generated $1,343 in cash from operations and maintained strict controls on expenditures.

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

For the remainder of fiscal 2013, we will continue to assess the need for additional cost controls such as reducing non-essential expenses and monitoring our operations for efficiencies to further reduce our break-even point. For the remainder of fiscal 2013, we expect to see slow but continued improvement in the volume of new bookings with little improvement in pricing. We also expect improved gross profit margins from fiscal 2012 due to cost controls implemented and restructuring activities. We have debt and lease obligations of approximately $5.7 million due in the next twelve months, including $5.4 million for the Regions loan. Based on our expected revenue, the availability on our line of credit, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2013 operations and debt obligations. If we are unable to refinance our debt or enter into a sale-leaseback for the building in West Lafayette, we may not have sufficient liquidity to meet our debt obligations coming due in October 2013 and be able to continue our business.

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

Following a comprehensive review of our previously filed financial statements, we concluded that the warrants issued in connection our public offering in May 2011 were incorrectly accounted for as equity. As a result, we have reclassified the fair value of the warrants from equity into a liability. Also, we have recalculated the fair value of the warrants at each quarterly reporting period subsequent to the offering with an entry to other income or expense and an offset to the liability. As a result, we have restated our previously reported consolidated financial statements for the years ended September 30, 2012 and 2011 as well as the condensed consolidated financial statements for three and six months ended March 31, 2013 and the three months ended December 31, 2012, respectively. The restatement adjustments to the full fiscal years ended September 30, 2012 and 2011 are more fully described in Note 3 to the Consolidated Financial Statements in our Form 10-K/A for the year ended September 30, 2012. The restatement adjustments to the three and six months ended March 31, 2013 and 2012 are more fully described in Note 2 to the Condensed Consolidated Financial Statements in our Form 10-Q/A for the quarterly period ended March 31, 2013. Certain financial information presented in this Form 10-Q reflects restated consolidated financial information for the three and nine months ended June 30, 2012.

As of September 30, 2012, the restatement adjustments resulted in a cumulative net decrease to total shareholders’ equity of $1,213. As a result of the adjustments, we reported a decrease of $458 to previously reported net loss for the three and nine months ended June 30, 2012. The changes in net loss were a result of the changes in the fair value of the warrant liability that is now correctly recorded in other income (expense). Except as otherwise specified, all information presented in the accompanying condensed consolidated financial statements and the related notes are presented after inclusion of all such adjustments. There was no net effect on the consolidated statements of cash flows for the three and nine months ended June 30, 2013 and 2012, respectively, as the change in the fair value of the warrant liability is a non-cash item. More detail can be found in Note 2, Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first nine months of fiscal 2013, we experienced a decline in the demand for our products and services as compared to the first nine months of fiscal 2012, some of which can be explained by the closure of two bioanalytical laboratories in the second half of fiscal 2012. We believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of fiscal 2013, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first nine months of fiscal 2013, we had a 23.6% decline in revenues over the same period in fiscal 2012. Gross margin and operating income, however, increased in the current fiscal year due to lower costs of revenues of 32.8% and lower operating expenses of 41.5%. As a result, we reported operating income of $732 for the first nine months of fiscal 2013. The improved margins and earnings were due to the restructuring activities we completed in the second half of fiscal 2012 as well as dedication to cost monitoring. We consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2013, see “Results of Operations” below.

As of June 30, 2013, we had $313 of cash and cash equivalents as compared to $721 of cash and cash equivalents at the end of fiscal 2012. In the first nine months of 2013, we generated $1,343 in cash from operations partially due to the net income we reported in the first nine months of fiscal 2013 versus a net loss in the first nine months of 2012. Total capital expenditures declined to only $15 in fiscal 2013 from $980 in fiscal 2012, as we limited spending to only necessary expenditures. We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2013. Our line of credit with Entrepreneur Growth Capital LLC was automatically renewed for another year. We listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system, which we began shipping in the third quarter of fiscal 2013.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at June 30, 2013 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K/A for the fiscal year ended September 30, 2012. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At June 30, 2013, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards.. We recognized stock based compensation related to stock options of $52 and $187 for the three and nine months ended June 30, 2013, respectively. We recognized an expense of $46 and $119 for the three and nine months ended June 30, 2012, respectively.

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

Employee stock-based compensation expense recognized in the three and nine months of fiscal 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2013 and September 30, 2012, we had a $16 liability for uncertain income tax positions, respectively.

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

During the quarter ended June 30, 2013, the Company filed its federal tax return for the year ended September 30, 2012, which included a deduction attributed to the investment in its subsidiary in the UK. This deduction resulted in an additional net operating loss of approximately $8.2 million. The valuation allowance for deferred taxes increased accordingly and therefore there was no change to the balance sheet at June 30, 2013.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
		(Restated)		(Restated)
Service revenue	74.2%	72.4%	75.4%	74.3%
Product revenue	25.8	27.6	24.6	25.7
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	69.7	82.1	76.1	90.7
Cost of product revenue (a)	46.4	43.2	46.8	42.9
Total cost of revenue	63.7	71.3	68.9	78.4

Gross profit	36.3	28.7	31.1	21.6

Total operating expenses	28.5	27.5	26.7	34.8

Restructuring expenses	—	8.7	—	3.2

Operating income (loss)	7.8	(7.5)	4.4	(16.4)

Other income (expense)	2.8	4.1	(1.1)	(0.3)

Income (loss) before income taxes	10.6	(3.4)	3.3	(16.7)

Income tax expense	0.3	—	0.1	—

Net income (loss)	10.3%	(3.4)%	3.2%	(16.7)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2013 decreased 22.1% to $5,600 compared to $7,186 for the same period last year.

Our Service revenue decreased 20.1% to $4,156 in the current quarter compared to $5,200 for the prior year period. The consolidation of the McMinnville, Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal quarter offset slightly by an increase in the number of samples to assay at our West Lafayette location. Pharmaceutical analysis and toxicology revenues were negatively impacted by study delays by clients in our third fiscal quarter of 2013.

	Three Months Ended June 30,
	2013	2012	Change	%
Bioanalytical analysis	$2,264	$2,715	$(451)	-16.6%
Toxicology	1,314	1,596	(282)	-17.7%
Other laboratory services	578	889	(311)	-35.0%

Sales in our Products segment decreased 27.3% in the current fiscal quarter from $1,986 to $1,444 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling systems over the same period in the prior fiscal year.

	Three Months Ended June 30,
	2013	2012	Change	%
Culex®, in-vivo sampling systems	$659	$1,250	$(591)	-47.3%
Analytical instruments	542	686	(144)	-21.0%
Other instruments	243	50	193	386.0%

Cost of Revenues

Cost of revenues for the current quarter was $3,568 or 63.7% of revenue, compared to $5,127, or 71.3% of revenue, for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 69.7% in the current quarter from 82.1% in the comparable period last year. The principal cause of this decrease was due to the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base as well as strict spend monitoring.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 46.4% from 43.2% in the comparable prior year period. This increase reflects a change in the mix of products sold in the current quarter as well as an increase in the obsolescence reserve.

Operating Expenses

Selling expenses for the three months ended June 30, 2013 decreased 57.2% to $317 from $741 for the comparable period last year. This decrease stems from restructuring activities in the prior year as well as reductions in travel and marketing expenses in the current quarter.

Research and development expenses for the third quarter of fiscal 2013 increased 9.7% over the comparable period last year to $124 from $113. The increase was primarily due to increased spending on consulting services in the current quarter.

General and administrative expenses for the current quarter increased 2.8% to $1,153 from $1,122 for the comparable prior year period. The principal reason for the increase was an accrual reversal in the third fiscal quarter of 2012. Salaries and benefits as well as consulting costs are lower when compared to the prior year period due to restructuring activities in 2012.

Other Income (Expense)

Other income for the current fiscal quarter decreased to $156 from $294 for the same quarter of the prior fiscal year. The primary reason for the decrease is the change in the fair value of the warrant liability.

Income Taxes

Our effective tax rate for the quarter ended June 30, 2013 was 3.0% versus 0.0% for the quarter ended June 30, 2012. Current quarter income is the primary reason for the increase in the effective rate. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Service and Product Revenues

Revenues for the nine months ended June 30, 2013 decreased 23.6% to $16,560 compared to $21,668 for the same period last year.

Our Service revenue decreased 22.4% to $12,493 in the first nine months of fiscal 2013 compared to $16,090 for the prior year period. The consolidation of the McMinnville, Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal year offset slightly by an increase in the number of samples to assay at our West Lafayette facility. Pharmaceutical analysis and toxicology revenues were negatively impacted by study delays by clients.

	Nine Months Ended June 30,
	2013	2012	Change	%
Bioanalytical analysis	$6,197	$8,345	$(2,148)	-25.7%
Toxicology	4,667	5,262	(595)	-11.3%
Other laboratory services	1,629	2,483	(854)	-34.4%

Sales in our Products segment declined 27.1% in the first nine months of fiscal 2013 from $5,578 to $4,067 when compared to the same period in the prior year. The majority of the decline stems from lower sales of our Culex®, in-vivo sampling systems over the same period of the prior fiscal year primarily due to the delayed launch of Culex Nxt. The following table shows more detail for our Product revenue.

	Nine Months Ended June 30,
	2013	2012	Change	%
Culex®, in-vivo sampling systems	$1,658	$3,193	$(1,535)	-48.1%
Analytical instruments	1,730	1,988	(258)	-13.0%
Other instruments	679	397	282	71.0%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2013 was $11,414 or 68.9% of revenue, compared to $16,984, or 78.4% of revenue, for the comparable period in the prior year.

Cost of Service revenue as a percentage of Service revenue decreased to 76.1% in the first nine months of fiscal 2013 from 90.7% in the comparable period last year. The principal cause of this decrease was due to the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base as well as strict spend monitoring.

Cost of Product revenue as a percentage of Product revenue in the nine months ending June 30, 2013 increased to 46.8% from 42.8% in the comparable period in the prior year. This increase is mainly due to a change in the mix of products sold in the current fiscal year as well as an increase in the obsolescence reserve in the third fiscal quarter of 2013.

Operating Expenses

Selling expenses for the nine months ended June 30, 2013 decreased 64.2% to $979 from $2,735 for the comparable period last year. This decrease stems from restructuring activities in the prior year, as well as reductions in commissions, travel, advertising and consulting expenses in the current fiscal year.

Research and development expenses for the first nine months of fiscal 2013 decreased 26.7% from the comparable period of the prior year to $332 from $453. The decrease was primarily due to restructuring activities in the prior year and reduced spending on consulting services in the current fiscal year.

General and administrative expenses for the first nine months of fiscal 2013 decreased 28.8% to $3,103 from $4,356 for the comparable period in the prior year. The principal reasons for the decrease were lower salaries and benefits due to restructuring activities in fiscal 2012, as well as lower travel, consulting fees and employee search expenses in the current fiscal year as we monitored spend closely.

Other Income (Expense)

Other expense for the first nine months of fiscal 2013 increased to $193 from $74 for the same period of the prior year. The primary reason for the increase is the change in the fair value of the warrant liability offset slightly by lower lease interest in fiscal 2013 as a result of maturities.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2013 was 3.5% versus 0.0% for the nine months ended June 30, 2012. Current year income is the primary reason for the increase in the effective rate. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

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

We have reserved for lease payments at the UK location as of the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into normal operating income, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. Based on these, we have $857 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the nine months ended June 30, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, June 30, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	-	-	57	857
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Receivable from sale of equipment	(93)	-	-	77	(16)
Other costs	197	-	(45)	-	152
Total	$1,405	$-	$(546)	$134	$993

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2013, we had cash and cash equivalents of $313, compared to $721 at September 30, 2012.

Net cash provided by operating activities was $1,343 for the nine months ended June 30, 2013 compared to $437 cash used for the nine months ended June 30, 2012. The increase in cash provided by operating activities in the current fiscal year partially results from the operating income in the current period versus a net loss in the prior year period. Other contributing factors to our cash from operations were noncash charges of $1,313 for depreciation and amortization and a net decrease in accounts receivable of $942, offset slightly by cash paid during the current year for restructuring activities of $546 and a net decrease in customer advances of $635. Included in operating activities for the first nine months of fiscal 2012 are an operating loss for the period, plus non-cash charges of $1,724 for depreciation and amortization, a reduction in accounts receivable of $394 and an increase in accounts payable of $877 and accrued expenses of $275. The impact on operating cash flow of other changes in working capital was not material.

Investing activities provided $5 in the first nine months of fiscal 2013 as compared to $980 used in the first nine months of fiscal 2012. In the first nine months of fiscal 2013, net proceeds received from the sale of equipment provided $20 offset slightly by capital expenditures of $15. The decline in capital spending is related to our freeze on non-essential capital expenditures and cost controls implemented in the second half of fiscal 2012.

Financing activities used $1,816 in the first nine months of fiscal 2013 as compared to $1,139 used for the first nine months of fiscal 2012. The main use of cash in the first nine months of fiscal 2013 was for long-term debt and capital lease payments of $704 as well as net payments on our line of credit of $1,112. In the first nine months of fiscal 2012, we had long-term debt and capital lease payments of $1,056, as well as net payments on our line of credit of $83.

Capital Resources

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,403 at June 30, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. The replacement note payable had a balance of $5,403 at June 30, 2013 and $5,842 at September 30, 2012.

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At June 30, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. On July 12, 2012, we listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third fiscal quarter of 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of June 30, 2013, the net book value of the facility and land was $9,333.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of June 30, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,500. Pursuant to the terms of the Credit Agreement, the line of credit will automatically renew on January 31, 2014 unless either party gives a 60-day notice of intent to terminate or withdraw.

On December 21, 2012, we negotiated an amendment to this Credit Agreement. The amendment reduced the minimum tangible net worth covenant requirement from $8,500 to $8,000, effective on January 1, 2013. At June 30, 2013, we were in breach of the minimum tangible net worth covenant requirement. On October 9, 2013, EGC waived compliance with the tangible net worth covenant for our current quarter. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in fiscal 2013 to finance working capital. To conserve cash, we instituted a freeze on non-essential capital expenditures. As of June 30, 2013, we had $1,556 of total borrowing capacity with the line of credit, of which $332 was outstanding, and $313 of cash on hand. This compares to a borrowing capacity of $1,927 and $1,444 outstanding at September 30, 2012. The decline in the borrowing capacity for our first six months is due to the decline in revenues, which lowers our receivables balance.

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

ITEM 4 - CONTROLS AND PROCEDURES

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013 for the reasons discussed in the section below entitled, Management’s Report on Internal Control over Financial Reporting.

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

Management identified material weaknesses in the proper accounting treatment of the warrants issued in connection with the May 2011 public offering. Based on these material weaknesses, management determined that the Company's internal control over financial reporting was not effective for the three months ended June 30, 2013. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first nine months of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described in the above section entitled, Management’s Report on Internal Control over Financial Reporting.

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

(a) Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: October 18, 2013	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

28

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Waiver letter from EGC dated October 9, 2013 (incorporated by reference to Exhibit 10.26 for the 10-K/A filed October 11, 2013).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

