Form 10-K
period 2013-09-30
BIOANALYTICAL SYSTEMS INC
filed 2013-12-30
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2013.

        OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $10,147,000. As of December 13, 2013, 7,703,891 of registrant's common shares were outstanding.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors contained beginning on page 12 of the Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could fail to project actual events and, as a result, the forward-looking statements based upon those assumptions could prove to be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

(Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

We are an international contract research organization providing drug discovery and development services and analytical instruments. Our clients and partners include pharmaceutical, biotechnology, academic and government organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 35 years since its formation as a corporation organized in Indiana in 1974.

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

In fiscal 2012, to reduce operating costs, strengthen our ability to meet clients’ needs by improving laboratory utilization and better position the Company for growth, we announced plans to restructure our bioanalytical operations. We consolidated our laboratory in McMinnville, Oregon into our headquarters facility in West Lafayette, Indiana and closed our facility and laboratory in Warwickshire, United Kingdom. In total, 74 employees were terminated as part of these restructuring activities. These activities are discussed further in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 12 to our Consolidated Financial Statements.

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

Globalization of the Marketplace

Foreign firms rely on independent development companies with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. We believe that domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services and products will benefit from this trend.

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

Many of our products are designed for use in discovery and preclinical development. The Culex® family of robotic automated dose delivery, blood and other biofluids sampling and physiological parameters measurement systems enable researchers to quickly and cost effectively determine PK/PD profiles of drugs in large and small animal models. The Culex® system allows experiments on freely moving conscious animals from early research for therapeutic target validation to lead optimization of compounds. Using the Culex® system, researchers are able to automatically dose and sample in-vivo to develop pharmacokinetic and pharmacodynamic profiles of drugs during early screening in rodents and other animals quickly and cost effectively. Our bioanalytical services group utilizes our depth of expertise in liquid chromatography with detection by mass spectrometry to support research, preclinical and clinical programs. We also offer bioanalytical services that utilize electrochemistry, spectrophotometric (UV/Vis or fluorescence) and Corona Discharge detection as options. We have invested heavily in robotics and mass spectrometry systems. Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission.

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

Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the services segment were $16.5 million for fiscal 2013. The following is a description of the services provided by our contract research services segment:

•	Product Characterization, Method Development and Validation: Analytical methods, primarily performed in West Lafayette, Indiana, determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.
•	Bioanalytical Testing: We analyze specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at our facilities in West Lafayette, Indiana.
•	Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana to establish and confirm product purity, potency and shelf life. We have multiple International Conference on Harmonization validated controlled-climate GMP (Good Manufacturing Practices) systems in place, and the testing capability to complete most stability programs.
•	In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Those services are performed in customized facilities in West Lafayette and Evansville, Indiana using our robotic Culex® APS (Automated Pharmacology System).

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

Revenues for our products segment were $5.6 million for fiscal 2013. We offer three (3) principal product lines: Analytical Products, In vivo Sampling Products and Vetronics’ Products. The following is a brief description of the products offered:

•	Analytical Products: The analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories. The critical component of these products is the Epsilon® electrochemical platform. This incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development. The market is principally academic institutions and industrial research companies.
•	In vivo Sampling Products: The in vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments. These are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals. Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data. Behavior and other physiological parameters can also be monitored simultaneously. Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor. The line also includes in vivo sampling devices sold to drug developers and medical research centers to assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.
•	Vetronics’ Products: The Vetronics’ products consist of instruments and related software to monitor and diagnose cardiac function (electro-cardiogram) and measure other vital physiological parameters primarily in cats and dogs in veterinary clinics.

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

We had a Preferred Provider Agreement (“PPA”) with Pharmasset, Inc. which expired under its own terms, though they remain a large client of the Company. Pharmasset, Inc., now known as Gilead Sciences, Inc. (“Gilead”) via acquisition, accounted for approximately 4.4% and 7.3% of our total revenues in fiscal 2013 and 2012, respectively, and 0.7% and 7.4% of total trade accounts receivable at September 30, 2013 and 2012, respectively.

Pfizer, Inc. remains a large client, accounting for approximately 4.9% and 3.4% of our total revenues in fiscal 2013 and 2012, respectively. Pfizer, Inc. accounted for 3.3% and 8.4% of total trade accounts receivable at September 30, 2013 and 2012, respectively.

In fiscal 2013, Boehringer Ingelheim accounted for approximately 6.0% of total sales and 2.6% of total trade accounts receivable at September 30, 2013. In fiscal 2012, Boehringer Ingelheim accounted for approximately 3.3% of total sales and 4.3% of total trade accounts receivable at September 30, 2012.

There can be no assurance that our business will not continue to be dependent on continued relationships with Gilead, Pfizer, Inc. and Boehringer Ingelheim or other clients, or that annual results will not be dependent on a few large projects. In addition, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year.

Sales and Marketing

With both large and small pharmaceutical and biotechnology companies, we promote our services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. We recognize that our growth and customer satisfaction depend upon our ability to continually improve and create new client relationships.

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

We currently have 9 employees on our global sales and marketing staff. We have a network of 19 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

Contractual Arrangements

Our service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover at minimum our invested costs when contracts are terminated.

Our products business offers both annual and multi-year service and maintenance agreements as well as capital lease arrangements on many of our product lines.

Backlog

Generally, the contracts, pursuant to which we provide our services, are terminable upon written notice of 30 days or less. We maintain projections based on bids and contracts to optimize asset utilization. We have increased the use of sales forecasts in manufacturing our products, with the result that we rarely have a significant backlog for Products. For Services, backlog generally includes work to be performed under signed agreements (i.e., contracts and letters of intent). Once work under a signed agreement begins, net revenues are recognized over the life of the project. Some of our studies and projects are performed over an extended period of time, which may exceed several years. We maintain an order backlog to track anticipated net revenues yet to be earned for work that has not been performed.

Backlog can provide meaningful information to our management with respect to a particular study. We believe that our backlog for Services as of any date can be a meaningful indicator of our future results, but relying on the backlog has risks for a variety of reasons. Studies vary in duration; the scope of studies may change, which may either increase or decrease their value; and studies may be terminated, or delayed at any time by the client or regulatory authorities.

Competition

Services

We compete with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies. There are also full-service Contract Research Organizations ("CROs") that compete in this industry. Several of our competitors have significantly greater financial resources than we do. The largest CRO competitors offering similar research services include:

•	Covance, Inc.;
•	Pharmaceutical Product Development, Inc.;
•	Charles River Laboratories, Inc.; and
•	Quintiles Transnational Holdings, Inc.

CROs generally compete on:

•	regulatory compliance record;
•	reputation for on-time quality performance;
•	quality system;
•	previous experience;
•	medical and scientific expertise in specific therapeutic areas;
•	scientist-to-scientist relationships;
•	quality of contract research;
•	financial viability;
•	database management;
•	statistical and regulatory services;
•	ability to recruit investigators;
•	ability to integrate information technology with systems to optimize research efficiency;
•	quality of facilities;
•	an international presence with strategically located facilities; and
•	price.

Products

Founded as a provider of instrumentation and products utilized in life and physical sciences research laboratories, we continue to serve these product niches today. Though many global analytical instruments competitors exist, we have an extensive, long standing network of customers who are repeat buyers and recommend our products. In contrast, there are few competitors for our in vivo sampling products. The primary market is large pharmaceutical research departments. Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service. We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment. As customers’ needs constantly change, we continually refine our products and develop new products which meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations. Since October 2004, we have been audited, on a routine basis, by the FDA fourteen times. The FDA has visited ten times in West Lafayette and four times at the Evansville location. Of the fourteen FDA audits, nine were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings.  Our West Lafayette location was also audited by the EPA during fiscal 2013 with no findings.

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

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. In addition, we have both developed and purchased software to ensure compliant documentation, handling and reporting of laboratory-generated study data. In fiscal 2004, we purchased 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group. At the end of fiscal 2013, our contract research operations were compliant with applicable US FDA regulations (including 21 CFR Part 11) in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Research and Development

In fiscal 2013 and 2012, we spent $454 and $542, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

Intellectual Property

We believe that our patents, trademarks, copyrights and other proprietary rights are important to our business. Accordingly, we actively seek protection for those rights both in the United States and abroad. Where we deem it to be an appropriate course of action, we will vigorously prosecute patent infringements. The loss of any one or more of our patents, trademarks, copyrights or other proprietary rights could be material to our consolidated revenues or earnings.

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

Employees

At September 30, 2013, we had 150 full-time employees and 9 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2013. Except as indicated in the following paragraphs, the principal occupation of this person has not changed in the past three years. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Jacqueline M. Lemke	51	President and Chief Executive Officer,
		Chief Financial Officer, Vice President-Finance
Lori Payne, Ph.D. *	53	Vice President, Bioanalytical Services
John P. Devine, Jr.	52	Vice President, Non-Clinical Services

*As stated below, Dr. Payne resigned effective as of November 15, 2013.

Jacqueline M. Lemke, joined the Company as Vice President, Finance and Chief Financial Officer on April 9, 2012. She was named Interim President and Chief Executive Officer on July 5, 2012. On February 12, 2013, she was named President and Chief Executive Officer. Prior to joining the Company, Ms. Lemke, was Vice President of Finance and Global CFO of Remy, Inc., a billion dollar division of Remy International, from 2007 – 2010 where she built a global finance team and created a financial system to support rapid decision making and clear lines of management accountability. From 2004 - 2005, she served as Vice President of Finance and Global CFO Connected Home Solutions at Motorola, Inc., and, prior to that, was Global Strategic Planning Director of the multi-billion dollar revenue Invista division at the DuPont Company. Ms. Lemke’s experience includes managing cyclical, global businesses, negotiating and implementing mergers, acquisitions and joint ventures as well as building an infrastructure to execute a restructured refinancing. She began her career as a tax consultant at Deloitte & Touche and is a Certified Public Accountant (CPA). Ms. Lemke earned her bachelor’s degree in finance and accounting from Drexel University and her master’s degree in management from Northwestern University.

Lori Payne, Ph.D. joined the Company in 2001 and was Vice President, Bioanalytical Services, from fiscal 2012 until October 25, 2013, when she notified the President and CEO of the Company of her intent to resign as Vice-President of Bioanalytical Services of the Company effective as of November 15, 2013 in order to pursue other opportunities. Prior to joining BASi, Dr. Payne was a group leader in the Pharmacokinetics and Drug Metabolism Department of a major pharmaceutical company. The group was in charge of the development, validation and use of bioanalytical methods for quantification of veterinary pharmaceuticals and their metabolites in biological matrices as well as the determination of the metabolic pathways of new drugs and their pharmacokinetics. Dr. Payne has written several publications and given numerous presentations at professional meetings. Her work has contributed to several successful FDA registrations of new drugs. Dr. Payne earned her bachelor’s degree in environmental biochemistry from the University of California-Davis and a Ph.D. in chemistry from Louisiana State University.

John P. Devine, Jr., joined the Company in 1989 and has been Vice President, Non-Clinical Services, since fiscal 2011. Mr. Devine is responsible for BASi’s in vivo discovery services and toxicology.  During his 20 plus years of tenure at BASi, he has helped develop a novel blood collection method in swine and authored more than 350 preclinical study reports. Mr. Devine earned his bachelor’s degree in biology from the University of Southern Indiana, is a Board Certified Toxicologist and is a regional and national member of the Society of Toxicology.

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

We have a note payable to Regions Bank (“Regions”) that is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. We also have a line of credit with Entrepreneur Growth Capital LLC ("EGC" and together with Regions, the "Lenders"). Borrowings under the EGC credit agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville, Indiana real estate, and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. The Regions loans contain cross-default provisions with each other and with the revolving line of credit with EGC. The EGC credit agreement also contains cross-default provisions with the Regions loans and any future EGC loans.

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

The Regions loans originally matured on October 31, 2013. We secured an extension of that maturity date to October 31, 2014. All amounts due under this credit facility are due and payable on the maturity date. We are pursuing alternatives to refinance the Regions indebtedness, including borrowing from another lending institution and a sale and leaseback of our West Lafayette, Indiana building. In the event we are unable to refinance or further extend the maturity of our Regions indebtedness, Regions would be entitled to exercise remedies against us, including its right to foreclose or otherwise enforce the mortgage liens and security interests in our assets. If Regions takes any or all of these steps, our operating results and financial condition will be materially adversely affected and we may be unable to continue to fund our operations.

On October 31, 2013, we notified EGC of our intention not to renew the line of credit which expires on January 31, 2014. We are pursuing alternatives with other banks for a new revolving line of credit. In the event we are unable to replace the EGC line of credit with another line of credit prior to January 31, 2014, we will be required to rely on cash from operating activities to fund our continued operations. In that event, if our operations do not generate sufficient cash flow to enable us to pay our expenses when they come due, we may be unable to continue to fund our operations.

We have experienced periods of losses on our operating activities.

Our overall strategy includes increasing revenue and reducing/controlling operating expenses. We have concentrated our efforts in ongoing, Company-wide efficiency activities intended to increase productivity and reduce costs including personnel reductions, reduction or elimination of other expenses and realigning and streamlining operations. We cannot assure that our efforts will result in any increased profitability, or if our efforts result in profit, that profits will continue, for any meaningful period of time.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Moreover, we must maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the issues that led to the restatement of our consolidated financial statements in Form 10-K/A for the year ended September 30, 2012 as discussed in Note 3 to the consolidated financial statements, our Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of our internal control over financial reporting and our disclosure controls and procedures as of September 30, 2012 as described in Item 9A of this report and have concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2012. The internal control deficiency resulted in the misstatement of our financial statements and financial disclosures for the years ended September 30, 2011 and 2012 and the quarters ended June 30 and December 31, 2011, March 31, June 30, and December 31, 2012, and March 31, 2013. If we are unable to effectively remediate this material weakness or we are otherwise unable to maintain effective internal controls over financial reporting or disclosure controls and procedures, it could result in another material misstatement of our consolidated financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be adversely impacted, and the market price of our common shares could be negatively impacted.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Two customers accounted for approximately 10.7% of our total revenue in fiscal 2012 and three customers accounted for approximately 15.3% of our total revenues in fiscal 2013. Our agreement with one of those large customers that required the customer to use us as their preferred provider for toxicology services expired on July 29, 2012. Although the parties continue to operate under substantially the same economic terms and conditions as are set forth in the preferred provider agreement, neither we nor our customer are obliged to do so. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients in any one period may not continue to be significant clients in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for CRO services are terminable by the client upon 30 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

•	products being tested fail to satisfy safety requirements;

•	products have undesired clinical results;

•	the client decides to forego a particular study;

•	inability to enroll enough patients in the study;

•	inability to recruit enough investigators;

•	production problems causing shortages of the drug; and

•	actions by regulatory authorities.

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

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While all of our operations have disaster recovery plans in place, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

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

In particular, during fiscal 2012, we experienced substantial turnover throughout our organization due to our restructuring efforts. Our Chief Executive Officer and Vice President of Business Development and Marketing resigned and the Senior Vice Presidents of the Instruments Division and Human Resources retired during fiscal 2012. We replaced our Chief Financial Officer earlier in fiscal 2012. Also, our Vice President, Bioanalytical Services notified us of her intent to resign effective November 15, 2013. We are currently evaluating and rebuilding our organization. There is no assurance that our efforts will be successful.

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

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (“PPACA”) intended over time to expand health insurance coverage and impose health industry cost containment measures.  PPACA legislation may significantly impact the pharmaceutical and biotechnology industries if it is fully implemented over the next several years.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any.

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

Unfavorable global economic conditions could negatively affect our business. While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on credit facilities to provide working capital to support our operations. We regularly evaluate alternative financing sources. Further changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility, tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner. For these reasons, among others, if the economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

Risks Related to Share Ownership

Our share price could be volatile and our trading volume may fluctuate substantially.

The market price of our common shares has historically experienced and might continue to experience volatility. Many factors could have a significant impact on the future price of our common shares, including:

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

On August 15, 2013, the Company received a letter from the NASDAQ Listing Qualification Department stating that the Company no longer complies with the listing rules for continued listing of the Company's common shares on the NASDAQ Capital Market, because the Company did not timely file its Form 10-Q for the period ended June 30, 2013 with the Securities and Exchange Commission. This letter further states that, under the listing rules, the Company has until October 14, 2013 to submit a plan to regain compliance. The Company submitted a plan by October 14, 2013 and filed the late Form 10-Q on October 18, 2013, regaining compliance. If, for any reason, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

There is no public market for the Series A preferred shares or warrants to purchase common shares.

There is no established public trading market for the Series A preferred shares and the warrants that were sold May 11, 2011, and we do not expect a market to develop. In addition, we do not intend to apply to list the Series A preferred shares or the warrants on any securities exchange. Without an active market, the liquidity of these securities is limited.

We have never paid cash dividends and currently do not intend to do so.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

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

•           Bioanalytical Systems, Ltd. was located in Warwickshire, UK. This leased facility was closed in our fourth fiscal quarter of 2012. The UK building lease expires in 2023, but includes an opt-out provision after seven years, or in fiscal 2015.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2013, our common stock was traded on the NASDAQ Capital Market under the symbol “BASi”. The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2011 through September 30, 2013.

	High	Low
Fiscal Year Ended September 30, 2012
First Quarter	$1.58	$1.22
Second Quarter	1.39	1.12
Third Quarter	1.45	0.82
Fourth Quarter	1.40	0.86

Fiscal Year Ended September 30, 2013
First Quarter	$1.36	$1.10
Second Quarter	1.80	1.23
Third Quarter	1.64	1.25
Fourth Quarter	1.58	1.26

Holders

There were approximately 2,700 holders of record of our common stock as of December 23, 2013.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2012 or 2013 and do not anticipate paying cash dividends in the foreseeable future. We pay quarterly dividends on our Series A preferred shares as discussed in Note 3 to the Notes to Consolidated Financial Statements.

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements. We do not undertake any obligation to update any forward-looking statement.

References to years or portions of years in the Item refer to our fiscal year ended September 30, unless otherwise indicated. The following amounts are in thousands unless otherwise indicated.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2013, we experienced decreased demand for our products and services as compared to fiscal 2012. We believe in the fundamentals of the market and that it will continue to slowly rebound in future periods. For fiscal 2014, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues declined approximately 21.8% in fiscal 2013, but gross margin increased 3.2% from fiscal 2012. Operating expenses declined 33.3% in fiscal 2013 from fiscal 2012. As a result of the improved gross margin and decline in operating expenses, we had operating income of $830 in fiscal 2013 compared to an operating loss of $2,491 before restructuring charges in fiscal 2012.

In fiscal 2012, we consolidated our bioanlaytical laboratories into our headquarters in West Lafayette, Indiana, closing facilities in McMinnville, Oregon and the UK to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. We also implemented personnel reductions and other cost cutting measures in Selling, R&D and General and Administrative functions. We will continue initiatives to control costs and improve productivity to achieve our financial objectives. For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2013, see “Results of Operations – 2013 Compared to 2012” below.

As of September 30, 2013, we had $1,304 of cash and cash equivalents as compared to $721 of cash and cash equivalents at the end of fiscal 2012. In fiscal 2013, we generated $1,519 in cash from operations primarily from the net income we reported versus net loss in fiscal 2012. Total capital expenditures declined in fiscal 2013, as we limited spending to only necessary expenditures and disposed of assets related to the two closed sites. We negotiated an amendment on our loan with Regions Bank, extending the maturity date to October 2014. We listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system in fiscal 2013. We believe we are poised for increased capacity utilization and potential strategic growth in fiscal 2014.

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

We are focused on improving our total revenues and cash flow from operations in fiscal 2014 to reduce our reliance on our line of credit. If we are unable to increase cash flow from operations in fiscal 2014, we may not have sufficient liquidity to continue our business. Based on our expected revenue, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations. Though our current line of credit expires on January 31, 2014, as of November 30, 2013, we have reduced our balance on our line of credit to $207 from $1,415 at September 30, 2013 while continuing to meet all other debt obligations and working capital requirements.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2013	2012

Service revenue	74.6%	75.6%
Product revenue	25.4	24.4
Total revenue	100.0%	100.0%

Cost of service revenue (a)	75.4	86.7
Cost of product revenue (a)	46.4	42.0
Total cost of revenue	68.0	75.8

Gross profit	32.0	24.2

Operating expenses	28.2	33.1
Restructuring charges	0.0	11.3
Operating income (loss)	3.8	(20.2)

Other expense	0.2	2.2

Income (loss) before income taxes	3.6	(22.4)

Income tax expense	0.1	0.0

Net income (loss)	3.5%	(22. 4)%

(a)	Percentage of service and product revenues, respectively.

2013 Compared to 2012

Service and Product Revenues

Revenues for the year ended September 30, 2013 decreased 21.8% to $22,068 compared to $28,208 for the year ended September 30, 2012.

Our Services revenue decreased 22.7% to $16,473 compared to $21,312 for the prior fiscal year. The consolidation of the McMinnville, Oregon laboratory into the West Lafayette location as well as the closure of the UK facility, both in fiscal 2012, contributed to the decline in bioanalytical analysis revenues in the current fiscal year offset slightly by an increase in the number of samples to assay at our West Lafayette facility. Pharmaceutical analysis and toxicology revenues were negatively impacted by study delays by clients. The following table shows more detail for our Service revenue.

	Fiscal Year Ended September 30,
	2013	2012	Change	%
Bioanalytical analysis	$7,930	$10,983	$(3,053)	-27.8%
Toxicology	6,532	7,449	(917)	-12.3%
Other laboratory services	2,011	2,880	(869)	-30.2%

Sales in our Products segment decreased 18.9% from $6,896 to $5,595 when compared to the prior fiscal year. The majority of the decline stems from lower sales of our Culex®, in-vivo sampling systems over the same period of the prior fiscal year primarily due to the delayed launch of Culex Nxt and the sales of lower-priced refurbished units. The following table shows more detail for our Product revenue.

	Fiscal Year Ended September 30,

	2013	2012	Change	%
Culex, in-vivo sampling systems	$2,322	$3,693	$(1,371)	-37.1%
Analytical instruments	2,399	2,554	(155)	-6.1%
Other instruments	874	649	225	34.7%

Cost of Revenue

Cost of revenue for the year ended September 30, 2013 was $15,013 or 68.0% of revenue compared to $21,370, or 75.8% of revenue for the prior fiscal year.

Cost of Service revenue as a percentage of Service revenue decreased to 75.4% in the current fiscal year from 86.7% in the prior year. The principal cause of this decrease was the restructuring activities in the second half of fiscal 2012 that reduced our fixed cost base, as well as strict spend monitoring in the current fiscal year.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year increased to 46.4% from 42.0% in the prior fiscal year. This increase is mainly due to a change in the mix of products sold in the current fiscal year as well as an increase in the obsolescence reserve.

Operating Expenses

Selling expenses for the year ended September 30, 2013 decreased by 58.1% to $1,366 from $3,263 for the year ended September 30, 2012. This decrease stems from restructuring activities in the prior year, as well as reductions in commissions, travel, advertising and consulting expenses in the current fiscal year.

Research and development expenses for the year ended September 30, 2013 decreased 16.2% to $454 from $542 for the year ended September 30, 2012. This decline is mainly due to the personnel reductions as part of restructuring activities in fiscal 2012 offset slightly by higher consulting services costs in fiscal 2013.

General and administrative expenses for the current fiscal year decreased 20.3% to $4,405 from $5,524 for the prior year. The principal reasons for the decrease were lower salaries and benefits due to restructuring activities in fiscal 2012, as well as lower consulting fees and employee search expenses in the current fiscal year as we monitored spend closely.

Other Income/Expense

Other income (expense), net, was $41 for the year ended September 30, 2013 as compared to $(629) for the year ended September 30, 2012. The primary reason for the change is due to the change in fair value of the warrant liability as well as lower lease interest in fiscal 2013 as a result of maturities.

Income Taxes

Our effective tax rate for the year ended September 30, 2013 was 2.1% compared to (0.1%) for the prior fiscal year. Current year income is the primary reason for the increase in the effective rate. The prior year expense primarily relates to state franchise taxes. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth quarter of fiscal 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities this fiscal year.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense , equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $877 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, September 30, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	77	-	-	877
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Loss on sale of equipment	(93)	-	-	77	(16)
Other costs	197	-	(80)	-	117
Total	$1,405	$77	$(581)	$77	$978

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2013, we had cash and cash equivalents of $1,304 compared to $721 at September 30, 2012.

Net cash provided by operating activities was $1,519 for the year ended September 30, 2013, compared to $200 cash used for the year ended September 30, 2012. The increase in cash provided by operating activities in the current fiscal year partially results from our current operating income versus operating loss in the prior year period. Other contributing factors to our cash from operations were noncash charges of $1,723 for depreciation and amortization, $225 for stock option expense and a decrease of $277 in inventory offset slightly by cash paid during the current year for restructuring activities of $580 and a decline in customer advances of $197. Included in operating activities for fiscal 2012 are non-cash charges of $2,278 for depreciation and amortization as well as an increase in accounts payable of $2,375, partially due to the restructuring liabilities of $1,405, and cash paid for restructuring activities of $1,251.

Investing activities provided $12 in fiscal 2013. The proceeds from sale of equipment relate to the equipment disposed of in our West Lafayette facility. The decrease in capital spending from fiscal 2012 is a result of cost containment initiatives during the year as well as an increase in disposals related to the site closures.

Financing activities used $947 in the current fiscal year as compared to $1,164 used in fiscal 2012. The main use of cash in fiscal 2013 was for long-term debt and capital lease payments of $918 as well as net payments on our line of credit of $29. The main use of cash in fiscal 2012 was for long-term debt and capital lease payments of $1,390. These were slightly offset by net borrowings on our line of credit of $98 and a direct common share purchase by Company executives and directors, which provided $128.

Capital Resources

Property and equipment, net, spending totaled $8 and $1,090 in fiscal 2013 and 2012, respectively. The decrease in spending in fiscal 2013 is the result of cost containment initiatives as well as an increase in disposals during the year.

We have a note payable to Regions Bank (“Regions”) for $5,254 at September 30, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and a $3,000 line of credit with Entrepreneur Growth Capital LLC (EGC). The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. The replacement note payable had a balance of $5,254 at September 30, 2013 and $5,842 at September 30, 2012.

On October 31, 2013, we executed a seventh amendment with Regions to extend the note payable maturity date to October 31, 2014.

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At September 30, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third quarter of fiscal 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment. As of September 30, 2013, the net book value of the facility and land was $9,230.

We may be unsuccessful in renegotiating the terms of the Regions debt or they may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

We have a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. The term of the Credit Agreement expires on January 31, 2014. If we terminate prior to the expiration of the term, then we are subject to an early termination fee equal to the minimum interest charges of $15 for each of the months remaining until expiration.

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, as amended, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,000. .

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At September 30, 2013, we were in compliance with the minimum tangible net worth covenant requirement. At September 30, 2013, we had available borrowing capacity of $2,238 on this line, of which $1,415 was outstanding and $1,313 of cash on hand. We had an increase in our total borrowing capacity of $311, from $1,927 to $2,238, from the fiscal year ended September 30, 2012 primarily as a result of higher eligible accounts receivable as well as our success in collecting receivables.

Based on our current business activities and cash on hand, we expect to borrow on our revolving credit facility in our first fiscal quarter of 2014 to finance working capital. Failure to comply with the minimum tangible net worth covenant or any other event of default under the Credit Agreement would allow EGC to stop rendering advances and to accelerate the maturity of the outstanding balance. To conserve cash, we instituted a freeze on non-essential capital expenditures and are monitoring all spending closely.

Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014. We are actively pursuing alternatives to replace this line of credit with more favorable terms. We are focused on growing our revenues and improving our cash flow from operations in fiscal 2014 to reduce our reliance on our line of credit. We may be unsuccessful in obtaining a new line of credit by the maturity date of our current line of credit. If we are unable to continue to increase cash flow from operations in fiscal 2014 or obtain a new line of credit, we may not have sufficient liquidity to continue our business.

For fiscal 2014, we expect to see continued improvement in the volume of new bookings with little improvement in pricing. We also expect to maintain improved gross profit margins due to cost controls implemented in fiscal 2012 and 2013 and our restructuring activities. Based on our expected revenue, the impact of the cost reductions and restructuring activities in fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations. Should operations materially fail to meet our expectations for the coming fiscal year, we may not be able to comply with all of our debt covenants, requiring that we obtain a waiver at that time. If that situation arises, we will be required to negotiate with our lending bank again to obtain loan modifications or waivers as described above. We cannot predict whether our lenders will provide those waivers, if required, what the terms of any such waivers might be or what impact any such waivers will have on our liquidity, financial condition or results of operations.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 7, Debt Arrangements.

	2014	2015	2016	2017	2018	Total

Notes payable and interest	$916	$4,665	$—	$—	$—	$5,581
Capital lease obligations	307	281	214	4	—	806
Operating leases	610	276	14	—	—	900

	$1,833	$5,222	$228	$4	$—	$7,287

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

As of September 30, 2013, 4,171 preferred shares have been converted into 2,486,127 common shares and 199,573 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. No warrants have been exercised as of September 30, 2013. At September 30, 2013, 1,335 preferred shares and 1,376,500 warrants remained outstanding.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2013 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services located in Evansville, Indiana, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Due to the closure of the McMinnville, Oregon site, we tested for impairment of the bioanalytical business at the end of our third fiscal quarter of 2012 using the cash flow approach as explained above. This test resulted in no impairment to the goodwill valuation as currently recorded on the books.

We performed our annual impairment test for all reporting units mentioned above at September 30, 2013, which indicated no impairment.

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

At September 30, 2013, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $225 and $83 during the fiscal years ended September 30, 2013 and 2012, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2013 and 2012 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of September 30, 2013 and 2012, we had a $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S., several U.S. states, and the foreign jurisdiction of the United Kingdom. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2008.

We have an accumulated net deficit in our UK subsidiary. With the closure of the UK facility, we no longer have any filing obligations in the UK. Consequently, the related deferred tax asset on such losses and related valuation allowance on the UK subsidiary have been removed.

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

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under both alternatives, companies are required to present each component of net income and comprehensive income. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented. The adoption of this updated authoritative guidance had no effect on our financial condition, results of operations or cash flow.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Bioanalytical Systems, Inc.

Consolidated Balance Sheets as of September 30, 2013 and 2012	35

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended September 30, 2013 and 2012	36

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2013 and 2012	37

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012	38

Notes to Consolidated Financial Statements	39

Reports of Independent Registered Public Accounting Firms	57

Financial Statement Schedules:

Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,304	$721
Accounts receivable
Trade, net of allowance of $87 and $123 at September 30, 2013 and 2012, respectively	3,621	3,366
Unbilled revenues and other	691	921
Inventories	1,379	1,656
Prepaid expenses	238	228
Total current assets	7,233	6,892

Property and equipment, net	16,913	18,628
Goodwill	1,383	1,383
Debt issue costs, net	21	18
Other assets	47	54

Total assets	$25,597	$26,975

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,584	$3,934
Accrued expenses	1,689	2,067
Customer advances	2,815	3,012
Income tax accruals	30	17
Revolving line of credit	1,415	1,444
Fair value of warrant liability	612	1,213
Current portion of capital lease obligation	268	330
Current portion of long-term debt	613	583
Total current liabilities	11,026	12,600

Capital lease obligation, less current portion	471	739
Long-term debt, less current portion	4,641	5,259
Total liabilities	16,138	18,598

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,335 Series A shares at $1,000 stated value issued and outstanding at September 30, 2013 and 1,335 at September 30, 2012	1,335	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 7,703,891 issued and outstanding at September 30, 2013 and 7,638,738 at September 30, 2012	1,887	1,871
Additional paid-in capital	19,925	19,635

Accumulated deficit	(13,720)	(14,493)
Accumulated other comprehensive income	32	29
Total shareholders’ equity	9,459	8,377
Total liabilities and shareholders’ equity	$25,597	$26,975

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2013	2012

Service revenue	$16,473	$21,312
Product revenue	5,595	6,896
Total revenue	22,068	28,208

Cost of service revenue	12,416	18,472
Cost of product revenue	2,597	2,898
Total cost of revenue	15,013	21,370

Gross profit	7,055	6,838
Operating expenses:
Selling	1,366	3,263
Research and development	454	542
General and administrative	4,405	5,524
Total operating expenses	6,225	9,329

Restructuring charges	—	3,195

Operating income (loss)	830	(5,686)

Interest expense	(649)	(714)
Change in fair value of warrant liability - decrease	601	73
Other income	7	12
Income (loss) before income taxes	789	(6,315)

Income tax expense	16	2

Net income (loss)	$773	$(6,317)

Other comprehensive income (loss):
Foreign currency translation adjustment	3	(22)

Comprehensive income (loss)	$776	$(6,339)

Basic net earnings (loss) per share:	$0.10	$(0.88)
Diluted net earnings (loss) per share:	$0.09	$(0.88)

Weighted common shares outstanding:
Basic	7,664	7,158
Diluted	8,371	7,158

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Preferred Shares		Common Shares		Additional paid-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Number	Amount	Number	Amount	in capital	deficit	income (loss)	equity

Balance at October 1, 2011	2,135	$2,135	6,945,631	$1,698	$18,592	$(8,176)	$51	$14,300

Comprehensive loss:
Net loss						(6,317)		(6,317)
Foreign currency translation adjustments							(22)	(22)

Stock based compensation expense					83			83

Conversion of preferred shares to common shares	(800)	(800)	400,000	100	700			-

Common shares issued for dividends/make-whole payment	-	-	191,607	48	157			205

Direct common share purchase from Directors	-	-	101,500	25	103			128

Balance at September 30, 2012	1,335	$1,335	7,638,738	$1,871	$19,635	$(14,493)	$29	$8,377

Comprehensive income:
Net income						773		773
Foreign currency translation adjustments							3	3

Stock based compensation expense					225			225

Stock option exercise			1,372	-	-			-

Common shares issued for dividends/make-whole payment			63,781	16	65			81

Balance at September 30, 2013	1,335	$1,335	7,703,891	$1,887	$19,925	$(13,720)	$32	$9,459

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2013	2012

Operating activities:
Net income (loss)	$773	$(6,317)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,723	2,278
Employee stock compensation expense	225	83
Change in fair value of warrant liability - decrease	(601)	(73)
(Gain) loss on sale of property and equipment	(13)	451
Changes in operating assets and liabilities:
Accounts receivable	(25)	902
Inventories	277	(20)
Income tax accruals	13	(39)
Prepaid expenses and other assets	(9)	414
Accounts payable	(269)	2,375
Accrued expenses	(378)	305
Customer advances	(197)	(559)
Net cash provided (used) by operating activities	1,519	(200)

Investing activities:
Capital expenditures	(8)	(1,090)
Proceeds from sale of equipment	20	230
Net cash provided (used) by investing activities	12	(860)

Financing activities:
Direct common shares purchased by CEO and Board of Directors	—	128
Payments of long-term debt	(588)	(735)
Payments on revolving line of credit	(21,814)	(27,695)
Borrowings on revolving line of credit	21,785	27,793
Payments on capital lease obligations	(330)	(655)
Net cash (used) provided by financing activities	(947)	(1,164)

Effect of exchange rate changes	(1)	(18)

Net increase (decrease) in cash and cash equivalents	583	(2,242)
Cash and cash equivalents at beginning of year	721	2,963
Cash and cash equivalents at end of year	$1,304	$721

Supplemental disclosure of cash flow information:
Cash paid for interest	$649	$715
Cash paid for income taxes	$3	$12
Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(81)	$(106)
Equipment financed under capital leases	—	$356
Termination of capital lease obligation	—	$322

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

For financial institutions opting out of the FDIC’s Transaction Account Guarantee Program or interest-bearing cash accounts, the FDIC’s insurance limits were permanently increased to $250,000, effective July 21, 2010. At September 30, 2013, the Company did not have any cash accounts that exceeded federally insured limits.

(d)	Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $87 and $123 at September 30, 2013 and 2012, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2013	2012

Opening balance	$123	$108
Charged to expense	41	84
Accounts recovered	(18)	15
Accounts written off	(59)	(84)
Ending balance	$87	$123

(e)	Inventories

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

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Depreciation expense was $1,715 in fiscal 2013 and $2,217 in fiscal 2012. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2013 and 2012 consisted of the following:

	2013	2012

Land and improvements	$914	$914
Buildings and improvements	21,250	21,278
Machinery and equipment	17,571	19,496
Office furniture and fixtures	690	701
Construction in progress	92	35
	40,517	42,424
Less: accumulated depreciation	(23,604)	(23,796)
Net property and equipment	$16,913	$18,628

(g)	Long-Lived Assets including Goodwill

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

The discount rate, gross margin and sales growth rates are material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2013 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Due to the closure of the McMinnville, Oregon site, we tested for impairment of the bioanalytical business at the end of our third fiscal quarter of 2012 using the cash flow approach as explained above. This test resulted in no impairment to the goodwill valuation as currently recorded on the books.

We also performed our annual impairment test for all reporting units mentioned above at September 30, 2013, which indicated no impairment.

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

At September 30, 2013 and 2012, remaining recorded goodwill was $1,383, and the net balance of other intangible assets was $0.

Amortization expense for intangible assets for fiscal years ended September 30, 2013 and 2012 was $0 and $54, respectively. As of September 30, 2012, all intangible assets have been fully amortized. We also amortize costs of patents and licenses. For the fiscal years ended September 30, 2013 and 2012, the amortization expense associated with these was $8 and $7, respectively.

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $40 and $203 for the years ended September 30, 2013 and 2012, respectively.

(i)	Stock-Based Compensation

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The Company is currently evaluating the impact of this pronouncement on its financial statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which becomes effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued updated authoritative guidance to amend the presentation of comprehensive income in financial statements. This new guidance allows companies the option to present other comprehensive income in either a single continuous statement or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Under both alternatives, companies are required to present each component of net income and comprehensive income. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income. The Company has presented other comprehensive income on the face of the condensed consolidated statements of operations for all periods presented. The adoption of this updated authoritative guidance had no effect on our financial condition, results of operations or cash flow.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	Warrant A	Warrant A

Risk-free interest rate	0.51%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	71.15%	117.30%
Expected life of the options (years)	2.6	3.6

Fair value per unit	$0.444	$0.881

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The fair value of the revolving credit facility and certain long-term debt is equal to their carrying values due to the variable nature of their interest rates. Our long-term fixed rate debt was initiated in February 2011 and renewed on October 31, 2013.

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

In fiscal 2013 and 2012, we incurred $454 and $542, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. We expense research and development costs as incurred.

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

As of September 30, 2013, 4,171 preferred shares have been converted into 2,486,127 common shares and 199,573 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. No warrants have been exercised as of September 30, 2013. At September 30, 2013, 1,335 preferred shares and 1,376,500 warrants remained outstanding. Also at September 30, 2013, $48,852 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends. The assumptions used to compute the fair value of the warrants at September 30, 2013 and 2012 were as follows:

	September 30, 2013	September 30, 2012
	Warrant A	Warrant A

Risk-free interest rate	0.51%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	71.15%	117.30%
Expected life of the options (years)	2.6	3.6

Fair value per unit	$0.444	$0.881

4. INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the fiscal year ended September 30, 2012 because they were anti-dilutive. Warrants for 1,376,500 common shares and 936,000 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for fiscal 2012 because they were also anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Years Ended September 30,
	2013	2012

Basic net income (loss) per share:
Net income (loss)	$773	$(6,317)
Weighted average common shares outstanding	7,664	7,158
Basic net income (loss) per share	$0.10	$(0.88)

Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$773	$(6,317)

Weighted average common shares outstanding	7,664	7,158
Plus: Incremental shares from assumed conversions:
Series A preferred shares	705	—
Dilutive stock options/shares	2	—
Diluted weighted average common shares outstanding	8,371	7,158

Diluted net income (loss) per share	$0.09	$(0.88)

5. INVENTORIES

Inventories at September 30 consisted of the following:

	2013	2012
Raw materials	$1,157	$1,407
Work in progress	322	283
Finished goods	259	276
	$1,738	$1,966
Obsolescence reserve	(359)	(310)
	$1,379	$1,656

6. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2013 and 2012 was $5,778 and $5,778, respectively. Accumulated amortization on capital leases at September 30, 2013 and 2012 was $5,083 and $4,775, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

In fiscal 2013, we had no new capital lease additions. During fiscal 2012, we added $356 in computer equipment through new capital lease arrangements. Due to restructuring activities outlined in Note 12, we terminated a capital lease for laboratory equipment in the UK. The activity resulted in a liability reduction of $322. Future minimum lease payments on capital leases at September 30, 2013 for the next five years are as follows:

	Principal	Interest	Total
2014	$268	$39	$307
2015	259	22	281
2016	208	6	214
2017	4	-	4
2018	-	-	-
	$739	$67	$806

We lease office space and equipment under noncancelable operating leases that terminate at various dates through 2016. The UK building lease expires in 2023 but includes an opt out provision after 7 years, or in fiscal 2015. Certain of these leases contain renewal options. Total rental expense under these leases was $66 and $1,284 in fiscal 2013 and 2012, respectively. The decrease in fiscal 2013 is due to the fiscal 2012 accrual in restructuring for the UK building lease through the opt out date.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2013 are as follows:

2014	$709
2015	224
2016	14
2017	—
$947

7. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2013	2012

Mortgage note payable to a bank, payable in monthly principal and interest installments of $40. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013.	$-	$3,236

Mortgage note payable to a bank, payable in monthly principal and interest installments of $17. Interest is fixed at 4.1%. Collateralized by underlying property. Due October, 2013.	-	1,532

Note payable to a bank, payable in monthly principal installments of $14 plus interest. The interest rate is 4.5%. Collateralized by West Lafayette and Evansville properties. Due October, 2013.	-	1,074

Replacement note payable to a bank, payable in monthly principal installments of $47 plus interest. The interest rate is 6%. Collateralized by West Lafayette and Evansville properties. Due October, 2014.	5,254	-
	$5,254	$5,842

Less: Current portion	613	583

	$4,641	$5,259

Our principal payment obligation for the year ending September 30, 2014 is $613. Cash interest payments of $649 and $715 were made in 2013 and 2012, respectively.

Note payable

We have a note payable to Regions Bank (“Regions”) for $5,254 at September 30, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

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

On October 31, 2013, we executed a seventh amendment with Regions to extend the note payable maturity date to October 31, 2014.

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

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third fiscal quarter of 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of September 30, 2013, the net book value of the facility and land was $9,230.

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

Borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of September 30, 2012, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, as amended, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,000. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans. At September 30, 2013, we had available borrowing capacity of $2,238 on this line, of which $1,415 was outstanding. At September 30, 2012, we had $1,444 outstanding on this line.

Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014. We are actively pursuing alternatives to replace this line of credit. We are focused on growing our revenues and improving our cash flow from operations in fiscal 2014 to reduce our reliance on our line of credit.

8. INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2013	2012

Deferred tax assets - Current:
Inventory	$208	$202
Accrued compensation and vacation	192	255
Accrued expenses and other	185	252
Total current deferred tax assets	585	709

Deferred tax liabilities – Current:
Prepaid expenses	(49)	(74)
Total net current deferred tax assets	536	635

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	5,737	2,483
Stock compensation expense	45	14
Foreign net operating loss	-	2,334
Foreign tax credit carryover	119	119
AMT credit carryover	54	42
Total noncurrent deferred tax assets	5,955	4,992

Deferred tax liabilities - Noncurrent:
Unrealized gain/loss - warrant liability	(530)	(296)
Worthless stock deduction	(3,214)	-
Basis difference for fixed assets	(461)	(459)
	(4,205)	(755)

Total net noncurrent deferred tax assets	1,750	4,237

Valuation allowance for net deferred tax assets	(2,286)	(4,872)
Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2013	2012
Current:
Federal	$13	$(3)
State and local	3	5
Foreign	-	-

Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Income tax expense	$16	$2

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2013	2012
Statutory federal income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	0.3	(0.1)
Nondeductible expenses	7.2	(0.5)
Valuation allowance changes	(39.4)	(33.5)
Other	—	—

Effective income tax rate	2.1%	(0.1)%

We had foreign net operating loss carryforwards of $8,626 under current UK tax law that will never be recognized due to the closure of the UK facility. Consequently, the deferred tax asset and related the valuation allowance related to the foreign net operating losses have been removed.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2013 and 2012 was $2,286 and $2,538, respectively for our domestic operations. Payments made in fiscal 2013 and 2012 for income taxes amounted to $3 and $12, respectively.

At September 30, 2013, we had domestic net operating loss carryforwards of approximately $12,742 for federal and $16,326 for state, which expire from September 30, 2014 through 2029. Also, we have a foreign tax credit carryforward of approximately $119, which expires September 30, 2016. Further, we have an alternative minimum tax credit carryforward of approximately $54 available to offset future federal income taxes. This credit has an unlimited carryforward period.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2013, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Change in unrecognized tax benefits:	2013	2012
Balance at beginning of the year	$16	$16
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at end of the year	$16	$16

As noted in the table above, there has been no change in our gross uncertain tax positions during fiscal 2013 based on a state tax position.

We are no longer subject to U.S. federal tax examinations for years before 2009 or state and local for years before 2008, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in the United Kingdom for years prior to 2008.

We have assessed the application of Internal Revenue Code Section 382 regarding certain limitations on the future usage of net operating losses. No limitation applies as of September 30, 2013, and we will continue to monitor activities in the future.

9. STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. Future common shares will be granted from the 2008 Stock Option Plan. The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee shall administer the Plan and approve the particular officers, directors or employees eligible for grants. Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant. Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. This plan terminates in fiscal 2018. The maximum number of common shares that may be granted under the Plan is 500 shares. At September 30, 2013, 197 shares remain available for grants under the Plan.

The Compensation Committee has also issued non-qualified stock option grants with vesting periods different from the Plan. As of September 30, 2013 and 2012, total non-qualified stock options outstanding were 155.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2013	2012
Risk-free interest rate	1.42%	1.39%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	93.60%-93.70%	93.00%-97.00%
Expected life of the options (years)	8.0	7.0 - 8.0

A summary of our stock option activity for all options and related information for the years ended September 30, 2013 and 2012, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2011	673	$2.65
Exercised	-	$-
Granted	200	$1.30	$1.05
Terminated	(519)	$2.58
Outstanding - September 30, 2012	354	$1.99	$1.46	8	$42

Outstanding - October 1, 2012	354	$1.99
Exercised	(7)	$1.35	$1.14
Granted	178	$1.46	$1.20
Terminated	(46)	$2.35
Outstanding - September 30, 2013	479	$1.77	$1.35	7.9	$43

Exercisable at September 30, 2013	218	$2.27	$1.64	7	$20

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of our common share price on September 30, 2013 and the options’ exercise price. A summary of non-vested options for the year ended September 30, 2013 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2012	260	$1.06
Granted	178	$1.20
Vested	(152)	$1.25
Forfeited	(25)	$1.05
Non-vested options at September 30, 2013	261	$1.11

Seven options with an intrinsic value of $1 were exercised using a cashless exercise in fiscal 2013, which resulted in the issuance of 1 common shares, and no options were exercised in fiscal 2012. As of September 30, 2013, our total unrecognized compensation cost related to non-vested stock options was $171 and is expected to be recognized over a weighted-average service period of 1.01 years. As of September 30, 2013, there are 155 shares outstanding that were granted outside of the Plan. Stock-based compensation expense for employee stock options for the years ended September 30, 2013 and 2012 was $225 and $83, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2013 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.79-1.01	108	7.40	$0.97	49	$0.98
$1.02-4.59	314	8.91	$1.43	112	$1.35
$4.60-8.79	57	3.24	$5.22	57	$5.22

10. RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2013 and 2012. Similar to fiscal 2012, we suspended our match of the employee contribution as part of our cost reduction efforts. Contribution expense was $1 and $17 in fiscal 2013 and 2012, respectively. The amounts recorded in fiscal 2013 and 2012 relate to statutory contributions for our European location.

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

(a)	Operating Segments

	Years Ended September 30,
	2013	2012

Revenue:
Service	$16,473	$21,312
Product	5,595	6,896
	$22,068	$28,208

Operating income (loss):
Service	$77	$(3,863)
Product	753	12
Corporate	—	(1,835)
	$830	$(5,686)

Interest Expense	(649)	(714)
Change in fair value of warrant liability- decrease	601	73
Other income	7	12

Income (loss) before income taxes	$789	$(6,315)

Restructuring costs of $1,360 and $1,835 are included in the operating losses for fiscal 2012 for the Service and Corporate segments, respectively.

	Years Ended September 30,
	2013	2012
Identifiable assets:
Service	$15,149	$15,864
Product	6,399	7,262
Corporate	4,049	3,849
	$25,597	$26,975

Goodwill, net:
Service	$1,009	$1,009
Product	374	374
	$1,383	$1,383

Depreciation and amortization:
Service	$1,519	$2,036
Product	204	242
	$1,723	$2,278

Capital Expenditures:
Service	$(1)	$864
Product	9	226
	$8	$1,090

(b)	Geographic Information

	Years Ended September 30,
	2013	2012
Sales to External Customers:
North America	$19,635	$25,042
Pacific Rim	1,019	961
Europe	1,111	1,858
Other	303	347
	$22,068	$28,208

Long-lived Assets:
North America	$18,364	$20,083
Europe	—	—
	$18,364	$20,083

(c)	Major Customers

The Preferred Provider Agreement (“PPA”) with Pharmasset, Inc., expired under its own terms, though they remain a large client of the Company. Pharmasset, Inc., now known as Gilead Sciences, Inc. (‘Gilead’) via acquisition, accounted for approximately 4.4% and 7.3% of our total revenues in fiscal 2013 and 2012, respectively, and 0.7% and 7.4% of total trade accounts receivable at September 30, 2013 and 2012, respectively. Pfizer, Inc. remains a large client, accounting for approximately 4.9% and 3.4% of our total revenues in fiscal 2013 and 2012, respectively. Pfizer, Inc. accounted for 3.3% and 8.4% of total trade accounts receivable at September 30, 2013 and 2012, respectively. In fiscal 2013, Boehringer Ingelheim accounted for approximately 6.0% of total sales and 2.6% of total trade accounts receivable at September 30, 2013. In fiscal 2012, Boehringer Ingelheim accounted for approximately 3.3% of total sales and 4.3% of total trade accounts receivable at September 30, 2012.

12. RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth fiscal quarter of 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities this fiscal year.

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

We reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $877 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2013.

	Balance, September 30, 2012	Total Charges	Cash Payments	Other	Balance, September 30, 2013
One-time termination benefits	$448	$-	$(448)	$-	$-
Lease related costs	800	77	-	-	877
Equipment moving costs and method transfers	49	-	(49)	-	-
Travel and relocation costs	4	-	(4)	-	-
Loss on sale of equipment	(93)	-	-	77	(16)
Other costs	197	-	(80)	-	117
Total	$1,405	$77	$(581)	$77	$978

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

13. SELF-INSURANCE

The Company is self-insured for certain costs related its employee health plan.  Costs resulting from noninsured losses are charged to income when incurred.  The Company has purchased insurance which limits its exposure for individual claims to approximately $75 and has an aggregating specific deductible of $85 at September 30, 2013.  The Company’s expense related to the plan was $1,035 and $1,231 for the years ended September 30, 2013 and 2012.

14. MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   However, in response to our financial performance through the second quarter of fiscal 2012, we began to operate the business in a manner designed to place more emphasis on cash flow generation. Thus, our short-term tactical objective is to maximize free cash flow from operating activities.

Revenues declined approximately 21.8%, but gross margin increased 3.2% from fiscal 2012. Operating expenses declined 33.3% in fiscal 2013 from fiscal 2012. As a result of the improved gross margin and decline in operating expenses, we had operating income of $830 in fiscal 2013 compared to an operating loss of $2,491 before restructuring charges in fiscal 2012.

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

As of September 30, 2013, we had $1,304 of cash and cash equivalents as compared to $721 of cash and cash equivalents at the end of fiscal 2012. In fiscal 2013, we generated $1,519 in cash from operations versus cash used of $200 in fiscal 2012.

We negotiated an amendment on our loans with Regions Bank, extending the maturity date to October 2014. Plus, we listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations.

In fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with the continued improvements in gross profit margins. We have debt and lease obligations of approximately $1.6 million in fiscal 2014. Based on our expected revenue, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations. Though our current line of credit expires on January 31, 2014, as of November 30, 2013, we have reduced our balance on our line of credit to $207(unaudited) from $1,415 at September 30, 2013 while continuing to meet all other debt obligations and working capital requirements.  Although management believes our cash flow from operations will generate sufficient cash flow for our debt obligations, working capital requirements and capital expenditures, we are pursuing alternatives to replace this line of credit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bioanalytical Systems Inc.

We have audited the consolidated balance sheet of Bioanalytical Systems, Inc. as of September 30, 2013, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Indianapolis, Indiana

December 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bioanalytical Systems Inc.

We have audited the consolidated balance sheet of Bioanalytical Systems, Inc. as of September 30, 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc as of September 30, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The September 30, 2012 financial statements have been restated to reflect revised accounting treatment for stock warrants in which the classification was determined to be a liability rather than equity as was previously reported.

/s/ Crowe Horwath LLP

Fort Wayne, Indiana

December 31, 2012 (October 11, 2013 as to the effects of the restatement discussed in our report).

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013, including those procedures described below, we, including our iChief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of September 30, 2013.

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

Earlier in fiscal 2013, management identified material weaknesses which resulted in the improper accounting treatment of the warrants issued in connection with the May 2011 public offering. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In May 2011, we sold units of convertible preferred shares and warrants in a public offering which raised new capital for the Company. We erroneously recorded the warrants as equity instead of a liability. This error caused other calculations related to the offering, such as the beneficial conversion feature and deemed dividend, to be misstated. Further, other income from the change in the fair value of the warrant liability was misstated because we did not correctly record the fair value of the warrants at each reporting period. Based on the erroneous recording of the warrants as equity instead of a liability, we restated our previously issued consolidated financial statements for the fiscal years ended September 30, 2012 and 2011 and the first two quarters of fiscal 2013.

As a corrective action, we implemented a new internal control which includes management seeking the counsel of other experts in accounting before discussions with our auditors on future unusual and non-recurring transactions. Based on the implementation of this new control during fiscal 2013, management determined that the Company's internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Controls

There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2013. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position
John B. Landis, Ph.D.	60	Chairman
Larry S. Boulet	67	Director
David W. Crabb, M.D.	60	Director
Richard A. Johnson	68	Director
David L. Omachinski	61	Director
A. Charlene Sullivan, Ph.D.	64	Director
Jacqueline M. Lemke	51	Director, President, Chief Executive Officer and Chief Financial Officer

John B. Landis, Ph.D. was elected as a director of the Company on November 12, 2009 and elected as the Chairman of the Board on February 11, 2010. Dr. Landis retired from his position as Senior Vice President, Pharmaceutical Sciences of Schering-Plough in October 2008 and is currently an Adjunct Professor at Purdue University's Department of Chemistry. Prior to joining Schering-Plough in 2003, Dr. Landis served in various management positions with Pharmacia Corporation and The Upjohn Company, including Director of Quality Control, Executive Director of Quality Control, Vice President of Quality Control, Vice President of Analytical Research, Vice President of CNS Psychiatry, and Senior Vice President of Preclinical Development. Dr. Landis received his Bachelor of Science in Chemistry from Kent State University, his Masters in Analytical Chemistry from Purdue University and his Ph.D. in Analytical Chemistry from Purdue University. Dr. Landis provides our Board of Directors with leadership, insight and perspective on scientific and management matters, stemming from his extensive experience in the pharmaceutical industry.

Larry S. Boulet has served as a director of the Company since May 2007. Mr. Boulet was a Senior Audit Partner with PricewaterhouseCoopers (PwC) and a National Financial Services Industry Specialist. For the last five years of his career with PwC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Currently, Mr. Boulet also serves on the Indiana State University Foundation Board of Directors, where he is a past Chairman of the Board. He holds a Bachelor of Science degree in Accounting from Indiana State University. Mr. Boulet provides our Board of Directors with insight and perspective on financial matters, stemming from his extensive experience as an audit partner.

David W. Crabb, M.D. has served as a director of the Company since February, 2004. He has been Chairman of the Indiana University Department of Medicine since 2001. He has been a member of the faculty of the Departments of Medicine and Biochemistry and Molecular Biology since 1983. He served as Vice Chairman for Research for the department and as an Assistant Dean for Research from 1993 to 2000. Dr. Crabb is the Director of the Indiana Alcohol Research Center, serves on several editorial boards and is a member of the Boards of Directors of Polymer Technology Sciences, Inc. and The Regenstrief Institute. He was a recipient of a NIH Merit award and numerous other research and teaching awards. Dr. Crabb brings to the Board of Directors particular knowledge of and experience in the health care and pharmaceutical industries.

Richard A. Johnson, Ph.D. was elected as a director of the Company on May 9, 2012. Dr. Johnson is currently an executive scientific consultant. From 1990 to 2008, he served as Founder and President of AvTech Laboratories. Prior to founding AvTech Laboratories, he served in various positions with The Upjohn Company, including Senior Research Scientist, Manager of Product Control, Manager of Quality Assurance Product Support and Director of Strategic Planning. Dr. Johnson received his Bachelor of Science in Chemistry from the Illinois Institute of Technology and his Ph.D. in Chemical Physics from Michigan State University. Dr. Johnson brings to the Board of Directors knowledge and insight on scientific matters, stemming from his extensive experience in the pharmaceutical industry.

David L. Omachinski was elected as a director of the Company on October 8, 2009. Mr. Omachinski is currently an independent executive management consultant. He was President and Chief Executive Officer (from October 2005 to August 2006) of Magnum Products, LLC (since sold to Generac Holdings Inc.), a company which supplied light towers, mobile generators and other construction equipment for a variety of industries. Prior thereto, he was President and Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of Oshkosh B’ Gosh, Inc. Mr. Omachinski also serves on the board Of Anchor BanCorp, Wisconsin, Inc. (since 2002) and its wholly owned subsidiary Anchor Bank, fsb (since 1999). Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin – Oshkosh and is a certified public accountant. Mr. Omachinski is the Chairman of the Board of Directors of Anchor Bancorp and the Bank and Chair of the Audit Committee of Anchor BanCorp. Anchor BanCorp and the Bank consented to the issuance of Orders to Cease and Desist (together, the “Orders”) on June 26, 2009, and the Bank received a Prompt Corrective Action Directive on August 31, 2010 from federal bank examiners. These enforcement actions remain in place and require, among other things that the Bank comply with heightened capital requirements and a capital restoration plan, prepare and comply with a revised business plan that includes strategies for capital enhancement and an emphasis on reducing classified assets, the Bank and Anchor BanCorp to generally be prohibited form declaring or paying dividends or making and other capital distributions without receiving regulator prior written approval and restrictions on the Bank’s ability to accept, renew, or roll over any brokered deposit or act as a deposit broker. The Orders further require, among other things that Anchor BanCorp and the Bank notify, and in some cases receive permission from, its regulators prior to making certain payments, incurring indebtedness, entering into certain contractual arrangements or changing its management or directors. Mr.Omachinski provides the Board of Directors insight and experience in financial management.

A. Charlene Sullivan, Ph.D. was elected as a director of the Company in January 2010. Dr. Sullivan is an Associate Professor of Management at the School of Management and the Krannert Graduate School of Management at Purdue University since 1984 and has been a faculty member at Purdue since 1978.  Throughout her career at Purdue, Dr. Sullivan has taught undergraduate and graduate classes on corporate finance, financial institutions and markets and financial and managerial accounting and has received numerous awards and honors from the university.  Since 2000 Dr. Sullivan also has served as the Management Faculty Advisor for the Technical Assistance Program at Purdue, which consults with small businesses in Indiana.  In addition, Dr. Sullivan has served as a financial analyst for the Indiana Gaming Commission since 1995 and as a risk management consultant for Edgar Dunn & Company (a strategy and consulting firm) since 1994.  Dr. Sullivan has served on the boards of directors of several private financial institutions and not-for-profit organizations, including the Federal Reserve Bank of Chicago from 1990 until 1996 and the Purdue Employees Federal Credit Union from 1997 until April 2009.  She currently serves on the board of directors of the Greater Lafayette Community Foundation and on the Asset-Liability Committee for the Purdue Employees Federal Credit Union.  Dr. Sullivan earned a B.S. degree in Home Economics from the University of Kentucky and a M.S. and Ph.D. in Management from Purdue University. A. Charlene Sullivan brings to the Board of Directors particular knowledge and experience in finance and risk management.

Jacqueline M. Lemke, was elected as a director of the Company in February 2013. Ms. Lemke joined the Company as Vice President, Finance and Chief Financial Officer on April 9, 2012. She was named Interim President and Chief Executive Officer on July 5, 2012. On February 12, 2013, she was named President and Chief Executive Officer. Prior to joining the Company, Ms. Lemke, was Vice President of Finance and Global CFO of Remy, Inc., a billion dollar division of Remy International, from 2007 – 2010 where she built a global finance team and created a financial system to support rapid decision making and clear lines of management accountability. From 2004 - 2005, she served as Vice President of Finance and Global CFO Connected Home Solutions at Motorola, Inc., and, prior to that, was Global Strategic Planning Director of the multi-billion dollar revenue Invista division at the DuPont Company. Ms. Lemke’s experience includes managing cyclical, global businesses, negotiating and implementing mergers, acquisitions and joint ventures as well as building an infrastructure to execute a restructured refinancing. She began her career as a tax consultant at Deloitte & Touche and is a Certified Public Accountant (CPA). Ms. Lemke earned her bachelor’s degree in finance and accounting from Drexel University and her master’s degree in management from Northwestern University. Ms Lemke provides our Board of Directors with insight and perspective on financial and risk management.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of BASi’s Common Shares and any other person subject to section 16(a) with respect to BASi to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares and other equity securities. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2013.

ITEM 11-EXECUTIVE COMPENSATION

NON-EMPLOYEE DIRECTOR COMPENSATION AND BENEFITS

BASi's compensation package for non-employee directors is generally comprised of cash (annual retainers and board and committee meeting fees) and has also included periodic stock option awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent BASi's shareholders and reflect BASi's position in the industry. With the 2008 Stock Option Plan, BASi intended to better align director and shareholder interests through the use of stock option awards to directors. Actual annual pay varies among directors based on Board committee memberships, committee chair responsibilities and meetings attended. BASi has not adopted guidelines with respect to non-employee director ownership of common shares. Directors, who are employees, if any, receive no additional compensation for their service on the Board.

Compensation for non-employee directors during the 2013 fiscal year consisted of the following:

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

Option Awards

In fiscal 2013, there were no common stock options awarded to non-employee directors.

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

Non-Employee Directors' Compensation Table

The following table shows information regarding the compensation of BASi's non-employee directors for the 2013 fiscal year. Ms. Lemke did not receive any compensation for her service as a director.

DIRECTOR COMPENSATION FOR FISCAL 2013
Name (1)	Fees paid in cash ($)	All Other Compensation ($) (3)	Total ($)
Larry S. Boulet	18,950	-	18,950
David W. Crabb, M.D.	14,950	-	14,950
Richard A. Johnson, Ph.D.	10,125	-	10,125
John B. Landis, Ph.D.	14,450	-	14,450
David L. Omachinski	14,950	950	15,900
A. Charlene Sullivan, Ph.D.	18,450	-	18,450

(1)	Total options outstanding for each director at fiscal year-end 2013 are as follows: 10,000 outstanding options for each of Mr. Omachinski and Dr. Sullivan, respectively; 15,000 outstanding options for each of Mr. Boulet, Dr. Johnson and Dr. Landis.
(2)	Reimbursement for travel expenses associated with Board meetings.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Committee and Compensation Methodology

During the 2013 fiscal year, the Compensation Committee of the Board was responsible for administering the compensation and benefit programs for BASi's team members, including the executive officers. Historically, the Compensation Committee annually reviewed and evaluated cash compensation and stock option award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to BASi's executive officers. The Compensation Committee examined these recommendations in relation to BASi's overall objectives and made compensation recommendations to the Board for final approval. The Compensation Committee also historically sent to the Board for approval its recommendations on compensation for the President and Chief Executive Officer, who does not participate in the decisions of the Board as to her compensation package. The President and Chief Executive Officer was elected to the Board of Directors on February 7, 2013.

BASi has not hired a compensation consultant to review its compensation practices. BASi's executive compensation practices are also affected by the highly competitive nature of the biotechnology industry and the location of BASi's executive offices in West Lafayette, Indiana. The fact that West Lafayette, Indiana is a small city in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country. However, the favorable cost of living in this area and the small number of competitive employers in this market, enable the Company to pay generally lower salaries for comparable positions to others in its industry. The Company has also recruited a number of key employees from Purdue University, particularly for scientific and technical responsibilities.

The Compensation Committee, in collaboration with management, is in the process of reviewing the compensation structure of the Company in order to provide the proper incentives and necessary retention of key employees, including the named executive officers, to achieve financial success and an appropriate return to shareholders. These efforts will be ongoing in the current fiscal year.

The Company intends to develop compensation packages for BASi's executive officers that meet each of the following three criteria: (1) market competitive - levels competitive with companies of similar size and performance to BASi; (2) performance-based "at risk" pay that is based on both short- and long-term goals; and (3) shareholder-aligned incentives that are structured to create alignment between the shareholders and executives with respect to short- and long-term objectives. Severance arrangements with executives as well as payments for resignations, retirements and terminations have traditionally been determined on a case-by-case basis.

On February 7, 2013, the Board of Directors approved an Annual Incentive Bonus Plan (“AIBP”) for all salaried and hourly employees of BASi, including BASi’s Named Executive Officers or “NEOs”. This AIBP has been established in order to align all participants with the annual goals and objectives of the Company and to create a direct link between compensation and the annual financial and operational performance of the Company. Under the terms of the AIBP, salaried and hourly employees, including the NEOs, will be eligible to receive performance-based incentive bonuses for the Company’s achievement of specific EBITDA levels for the fiscal year ended September 30, 2013, as well as the individual’s accomplishment of specific performance goals. Determinations of any awards for fiscal 2013 have not yet been made.

Compensation Risks

The Company has considered the components of the Company's compensation policies and practices. We believe that risks arising from our compensation policies and practices for our employees, including our executive officers, are not likely to have a material adverse effect on us. In addition, the committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risk.

The Company has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking. It concluded that:

•	The combination of base salary and incentive compensation, including annual incentive compensation and long-term incentive compensation, reduces the significance of any one particular compensation element.

•	Our customary four year equity vesting period encourages long-term perspectives among award recipients.

•	The Company's performance goals are appropriately set in order to avoid targets that, if not met, result in a large percentage loss of compensation;

•	The Compensation Committee oversees the design of BASi’s annual incentive and long-term incentive compensation plans.

•	Our system of internal control over financial reporting, among other things, reduce the likelihood of manipulation of our financial performance to enhance payments under incentive compensation plans.

Based on the foregoing, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on BASi.

Recent Changes in Senior Management

During the 2013 fiscal year, there were no significant changes in BASi's executive management team.

Employment Agreements and Post-Termination Payments

BASi has Employment Agreements with Ms. Lemke, Ms. Payne and Mr. Devine.

Employment Agreement with Jacqueline M. Lemke

On April 9, 2012, BASi entered into an Employment Agreement with Jacqueline M. Lemke to serve as Chief Financial Officer and Vice President of Finance of BASi. Pursuant to the terms of the agreement between BASi and Ms. Lemke, the agreement had an initial term that ending on February 28, 2015, but this employment term could be extended for successive one year periods unless either BASi or Ms. Lemke gave the other party written notice at least 90 days before the end of the term. The Employment Agreement provided that (a) Ms. Lemke’s base salary would be $17,683.33 per month, and (b) she would receive an annual cash bonus equal to two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense and amortization expense of the Company for the year ("EBITDA Bonus"). Ms. Lemke was also eligible for a standard relocation package during the first year of employment.

The Agreement provides that Ms. Lemke could be entitled to severance benefits following the termination of her employment, as is further described below under the heading, “Change-in Control Agreements.” If she is terminated by BASi without "cause", or if Ms. Lemke terminates her employment for "good reason" she would be entitled to the following:

•	Ms. Lemke’s base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

On July 5, 2012, Ms. Lemke was elected as the interim President and Chief Executive Officer of BASi in addition to her position as Chief Financial Officer and Vice President of Finance. On October 15, 2012, BASi and Ms. Lemke agreed upon an addendum that is attached to and made a part of Ms. Lemke’s Employment Agreement. The addendum provides that, during any period Ms. Lemke serves as Interim President and Chief Executive Officer of BASi, she will receive (a) a cash bonus of $20,000 on the first regular pay date of the Company following each of October 15, 2012 and January 5, 2013; and (b) a cash bonus equal to two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense, amortization expense and restructuring charges of BASi for that period ("EBITDAR Bonus"). In addition to reimbursement of business expenses in accordance with BASi’s standard reimbursement policies, Ms. Lemke will be entitled to a $1,400 monthly commuting allowance. BASi has also agreed to provide Ms. Lemke with term life insurance of two times her base salary.

On February 7, 2013, Ms. Lemke was elected as the President and Chief Executive Officer of the Company with continuing responsibility as Vice President - Finance and Chief Financial Officer. In connection with her election, the Company and Ms. Lemke entered into an Amended and Restated Employment Agreement (the "Employment Agreement"). The Employment Agreement provides that (a) Ms. Lemke’s base salary will be $24,183.33 per month, and (b) for fiscal year 2013 only, she will receive an annual cash bonus in an amount equal to the greater of (i) two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense, amortization expense and restructuring charges of the Company for the year or (ii) the amount which Ms. Lemke becomes entitled to receive pursuant to the Annual Incentive Bonus Plan (AIBP), if any. For fiscal years subsequent to 2013, Ms. Lemke will receive an annual cash bonus based upon the Company Annual Incentive Bonus Plan, if any. Ms. Lemke will continue to receive a $1,400 monthly commuting allowance in addition to reimbursement of business expenses in accordance with the Company’s standard reimbursement policies.

Employment Agreement with Lori Payne

On March 15, 2012, BASi entered into an Employment Agreement with Lori Payne, Ph.D. to serve as Vice President of Bioanalytical Services of BASi. Pursuant to the terms of the agreement between BASi and Dr. Payne, the agreement has an initial term that ends on February 28, 2015, but this employment term can be extended for successive one year periods unless either BASi or Dr. Payne gives the other party written notice at least 90 days before the end of the term.

The Employment Agreement provides that Dr. Payne’s base salary will be $13,333.33 per month. Dr. Payne received a one-time bonus of $10,000 following the successful completion of the transition project. This transition project consisted of the consolidation of our laboratory in McMinnville, Oregon into our headquarters facility in West Lafayette, Indiana. Dr. Payne is also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors and for a standard relocation package during the first year of employment. In addition to reimbursement of business expenses in accordance with BASi’s standard reimbursement policies, Dr. Payne is entitled to reimbursement of reasonable living expenses in the Lafayette, Indiana area during the first year of employment, and reasonable travel expenses for travel to and from her residence in McMinnville, Oregon.

The Agreement provides that Dr. Payne could be entitled to severance benefits following the termination of her employment, as is further described below under the heading, “Change-in Control Agreements.” If she is terminated by BASi without "cause", or if Dr. Payne terminates her employment for "good reason" she would be entitled to the following:

•	Dr. Payne’s base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

On October 25, 2013, Dr. Payne notified the Company of her intent to resign as Vice-President of Bioanalytical Services of the Company effective as of November 15, 2013 in order to pursue other opportunities. In connection with Dr. Payne’s resignation, the Board of Directors approved a severance payment to Dr. Payne of $13,333.33 per month, her monthly salary, through the payroll period ending January 15, 2014. In addition, the Company will pay Dr. Payne for any accrued, but unused, vacation time. In exchange for these payments, Dr. Payne has agreed to release the Company from any and all possible claims. Dr. Payne will continue to be bound by the confidentiality and non-solicitation provisions of her employment agreement.

Employment Agreement with John P. Devine

On October 1, 2011, BASi entered into an Employment Agreement with John P. Devine to serve as Vice President of Toxicology of BASi. Pursuant to the terms of the agreement between BASi and Mr. Devine, the agreement has an initial term that ends on December 30, 2014, but this employment term can be extended for successive one year periods unless either BASi or Mr. Devine gives the other party written notice at least 90 days before the end of the term.

The Employment Agreement provides that Mr. Devine’s base salary will be $12,083.34 per month. Mr. Devine is also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provides that Mr. Devine could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.” If he is terminated by BASi without "cause", or if Mr. Devine terminates his employment for "good reason" he would be entitled to the following:

•	Mr. Devine’s base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

Change-in-Control Agreements

Ms. Lemke’s, Dr. Payne’s and Mr. Devine’s Employment Agreements contain a change in control feature. Under these Employment Agreements, if Ms. Lemke, Dr. Payne or, Mr. Devine is “involuntarily terminated” for any reason following a change in control, Mr. Devine would receive an amount equal to his monthly base salary for the 12 months prior to termination payable for at least 2 years and Ms. Lemke or Dr. Payne would receive an amount equal to her monthly base salary for the 12 months prior to termination payable for at least one year. Each would also be eligible for any special bonus program and be eligible to participate in Company sponsored benefits, savings and retirement plans, practices, policies and programs, with the employee contribution paid by the employee.

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

A "change in control" is defined in Ms. Lemke’s, Dr. Payne’s and Mr. Devine’s Employment Agreements as (1) approval by shareholders of the Company of (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which holders of its common shares immediately prior to the consolidation or merger have substantially the same proportionate ownership of voting common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; (2) a change in the majority of members of the Board of Directors of the Company within a twenty-four (24) month period unless the election, or nomination for election by the Company shareholders, of each new director was approved by a vote of two-thirds (2/3) of the directors then still in office who were in office at the beginning of the twenty-four (24) month period; or (3) the Company combines with another company and is the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination do not hold, directly or indirectly, more than fifty percent (50%) of the share of voting common stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the shares of voting common stock of the combined company, any shares received by affiliates (as defined in the rules of the SEC) of such other company in exchange for stock of such other company).

Executive Compensation Tables

Fiscal 2013 Summary Compensation Table

For fiscal 2013, our Named Executive Officers or “NEOs” were Jacqueline M. Lemke, Lori Payne, Ph.D., and John P. Devine, Jr. The following narrative, tables and footnotes describe the "total compensation" earned during the Company’s fiscal 2013 by our NEOs. The total compensation presented below does not reflect the actual compensation received by the Company’s NEOs or the target compensation of the Company’s NEOs during fiscal 2013. The individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during the Company’s 2013 and 2012 fiscal years. The terms of the Employment Agreements governed the base salary for each NEO.

Bonus. The amount presented as bonus for Ms. Lemke represents an accrued cash bonus of 2% of EBITDAR per her employment agreement. The amount presented as bonus for Ms. Payne is related to her efforts in successfully consolidating our McMinnville, Oregon laboratory into our company headquarters as part our restructuring activities in fiscal 2012. No other bonuses were paid or accrued in fiscal 2013 or 2012 for any other NEO.

Option Awards. The awards disclosed under the heading "Option Awards" consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2013 and 2012 computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include the Company’s actual operating performance, common share price fluctuations, differences from the valuation assumptions used, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting. Assumptions used in the calculation of the grant date fair value are included in Note 9 in the Notes to Consolidated Financial Statements.

All Other Compensation. The amounts included under “All Other Compensation” are described in the footnotes to the table.

SUMMARY COMPENSATION TABLE
Name and Principal Position		Year	Salary ($)	Bonus ($)		Option Awards ($) (1)		All Other Compensation ($)		Total ($)

Jacqueline M. Lemke, President and Chief Executive Officer,		2012	101,890	31,267	(3)	139,500	(5)	-		272,657
Vice President Finance and Chief Financial Officer	(2)	2013	262,807	102,783	(4)	125,276	(6)	17,558	(7)	508,424

Lori Payne, Ph.D., Vice		2012	150,467	10,000	(8)	22,320	(9)	17,332	(11)	200,119
President, Bioanalytical Services		2013	160,000	-		576	(10)	28,561	(12)	189,137

John P. Devine, Jr.,		2012	145,000	-		-		-		145,000
Vice President, Toxicology		2013	145,000	-		576	(13)	-		145,576

(1)	Represents the aggregate grant date fair value of the stock option awards granted in fiscal years 2013 and 2012 in accordance with FASB ASC Topic 718. There were three stock option grants to an NEO in fiscal 2013 and two grants to an NEO in fiscal 2012.
(2)	Ms. Lemke was hired on April 9, 2012, as Chief Financial Officer and Vice President of Finance. On July 5, 2012, Ms. Lemke was elected interim President and Chief Executive Officer. On February 7, 2013, Ms. Lemke was elected President and Chief Executive Officer.
(3)	EBITDAR bonus per employment agreement accrued in fiscal 2012, paid in fiscal 2013.
(4)	$40,000 bonus paid plus EBITDAR bonus per employment agreement accrued in fiscal 2013.
(5)	Grant date fair value of new grant on April 9, 2012 for 125,000 options on common shares, vesting evenly on March 31, 2013 and March 31, 2014.
(6)	Grant date fair values of new grants as follows: On October 15, 2012, 50,000 options on common shares were granted, fully vesting on February 4, 2013. On January 16, 2013, 500 options on common shares were granted, vesting evenly on January 16, 2014 and January 16, 2015. On February 7, 2013, 50,000 options on common shares were granted, with half vesting on December 20, 2013 and the other half vesting evenly on February 7, 2014, 2015 and 2016, respectively.
(7)	Includes $1,400 monthly car allowance and company paid life insurance premiums per addendum to the employment agreement signed October 15, 2012.
(8)	Bonus related to efforts in successfully consolidating our McMinnville, Oregon laboratory into our company headquarters as part our restructuring activities in fiscal 2012.

(9)	Grant date fair value of new grant on April 9, 2012 for 20,000 options on common shares, vesting evenly beginning April 9, 2014 and each successive year through April 9, 2017.
(10)	Grant date fair value of new grant on January 16, 2013 for 500 options on common shares, vesting evenly on January 16, 2014 and January 16, 2015.
(11)	Reimbursement of reasonable living and travel expenses per employment agreement.
(12)	Reimbursement of reasonable living and travel expenses per employment agreement.
(13)	Grant date fair value of new grant on January 16, 2013 for 500 options on common shares, vesting evenly on January 16, 2014 and January 16, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

The Company has awarded stock options to members of its senior management and other team members. The terms of these awards typically provide for vesting over a defined period of time. Option awards generally have a four-part vesting schedule in which the first of the four installments vests on the second anniversary of the grant date. Each subsequent one-fourth installment thereafter vests on the anniversary of the grant date for the next three years; however, the Compensation Committee and the Board have the ability to alter, and occasionally do alter, the vesting schedule to meet specific objectives. The options expire if not exercised within ten years from the date of grant. The following table shows the equity awards granted to the Company’s NEOs that were outstanding as of the end of the Company’s 2013 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL 2013 YEAR-END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Jacqueline M. Lemke	62,500	62,500	(1)	1.38	April 8, 2022
	50,000	—		1.32	October 14, 2022
	—	500	(2)	1.40	January 16, 2023
	—	50,000	(3)	1.70	February 6, 2023

Lori Payne	5,000	—		5.74	July 25, 2015
	5,000	—		5.09	September 4, 2018
	5,000	5,000	(4)	1.01	August 15, 2020
	—	20,000	(4)	1.38	April 8, 2022
	—	500	(4)	1.40	January 16, 2023

John P. Devine	4,000	—		5.00	December 30, 2014
	5,000	—		5.09	September 4, 2018
	5,000	5,000	(5)	1.01	August 15, 2020
	—	500	(6)	1.40	January 16, 2023

(1)	Options on 62,500 shares vest on March 31, 2014.
(2)	Options on 250 shares vest on January 16, 2014 and 250 shares vest on January 16, 2015.
(3)	Options on 25,000 shares vested on December 20, 2013, 8,333 shares vest on February 7, 2014, 8,333 shares vest on February 7, 2015 and 8,334 shares vest on February 7, 2016.
(4)	Dr. Payne’s options were forfeited upon her resignation effective November 15, 2013.
(5)	Options on 2,500 shares vest on August 16, 2014 and 2,500 shares vest on August 16, 2015.
(6)	Options on 250 shares vest on January 16, 2014 and 250 shares vest on January 16, 2015.

Fiscal 2012 Option Exercises

There were no options exercised by NEOs in fiscal 2012.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

Common Stock

The following table shows, as of December 25, 2013, the number of common shares owned by our directors, executive officers named in the Summary Compensation Table below, our current directors and executive officers as a group, and beneficial owners known to us to hold more than 5% of our outstanding common shares. As of December 25, 2013, there were 7,703,891 common shares outstanding.

NAME	Shares Owned		%
Peter T. Kissinger (1)	1,275,767		16.6
Candice B. Kissinger(2)	1,275,767		16.6
Seth W. Hamot (3)	871,605		11.3
Jacqueline M. Lemke (4)	158,500	(5)	2.1
John B. Landis, Ph.D. (4)	35,000	(6)	0.5
Larry S. Boulet (4)	27,500	(7)	0.4
David L. Omachinski (4)	25,000	(8)	0.3
A. Charlene Sullivan, Ph.D. (4)	15,000	(9)	0.2
Richard A. Johnson, Ph.D. (4)	15,000	(10)	0.2
John P. Devine (4)	14,100	(11)	0.2
David W. Crabb (4)	11,300		0.1
Lori Payne (4)	—	(12)	*

9 Executive Officers and Directors as a group	301,400		3.9

* Less than 0.1%

(1)	Dr. Kissinger’s shares owned beneficially include 427,547 shares over which he has sole voting and dispositive power and 848,220 shares over which he shares voting and dispositive power with his spouse, including 1.354 shares indirectly held by Ms. Kissinger as custodian for the benefit of their children. The address for the Dr. Kissinger is 111 Lorene Place, West Lafayette, Indiana 47906. The information is based on a Form 13D/A filed with the Securities and Exchange Committee on January 29, 2010.
(2)	Ms. Kissinger’s shares owned beneficially include 252,310 shares over which she has sole voting and dispositive power, including 1,354 shares indirectly held by Ms. Kissinger as custodian for the benefit of their children, and 1.023,457 shares over which she shares voting and dispositive power with her spouse. The address for the Ms. Kissinger is 111 Lorene Place, West Lafayette, Indiana 47906. The information is based on a Form 13D/A filed with the Securities and Exchange Committee on January 29, 2010.
(3)	Shares owned beneficially include 500,000 shares issuable upon conversion of the Company’s Series A convertible preferred stock and 250,000 shares issuable upon exercise of warrants. The address for Mr. Hamot is 222 Berkeley Street, 17th floor, Boston, Massachusetts, 02116.
(4)	Addresses are in care of BASi at 2701 Kent Avenue, West Lafayette, Indiana 47906.
(5)	Shares owned include 137,500 exercisable stock options as of December 25, 2013.
(6)	Shares owned include 5,000 exercisable stock options as of December 25, 2013.
(7)	Shares owned include 12,500 exercisable stock options as of December 25, 2013.
(8)	Shares owned include 5,000 exercisable stock options as of December 25, 2013
(9)	Shares owned include 5,000 exercisable stock options as of December 25, 2013.
(10)	Shares owned include 5,000 exercisable stock options as of December 25, 2013.
(11)	Shares owned include 14,000 exercisable stock options as of December 25, 2013.
(12)	Dr. Payne’s stock options were forfeited upon her resignation effective November 15, 2013.

EQUITY COMPENSATION PLAN INFORMATION

We maintain a stock option plan that allows for the granting of common stock options to certain key employees and directors. The following table gives information about equity awards under our stock option plans as of September 30, 2013 (in thousands except per share amounts):

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price per share of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	324	$2.00	197

Equity compensation plans not approved by security holders (1)	155	$1.28	—

Total	479	$1.77	197

(1)	Refers to an option to purchase 125,000 shares at $1.38 granted to Jacqueline M. Lemke on April 9, 2012 and an option to purchase 15,000 shares at $0.86 granted to each of Dr. John Landis and Dr. Richard Johnson on July 5, 2012.

For additional information regarding our stock option plans approved by security holders, please see Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

On August 17, 2012, the Company sold 101,500 common shares directly to our CEO and members of our Board of Directors at $1.26 per share, the closing price on the previous day on the NASDAQ Capital Market. These shares were sold pursuant to an exemption set forth in Rule 504 of the Securities Act of 1933, as amended.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has determined that Larry S. Boulet, David W. Crabb M.D., David Omachinski, John B. Landis, Ph.D., Richard A. Johnson, Ph.D., and A. Charlene Sullivan, Ph.D. have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals meet the current independence requirements of the NASDAQ Marketplace Rules, as well as the independence requirements of the Securities and Exchange Commission (“SEC”).

The Board reviews transactions with related parties, but has no formal policies in place with respect to such review or the approval of such transactions. There were no transactions with related parties in fiscal 2013.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Audit Committee engaged McGladrey LLP (“McGladrey”) as the Company’s independent registered public accounting firm for the audit of the consolidated financial statements for the fiscal years ended September 30, 2013 and Crowe Horwath LLP for the fiscal years ended September 30, 2012.

The Company engaged McGladrey as its principal independent registered public accountants effective as of February 8, 2013. At no time prior to February 8, 2013 had the Company consulted with McGladrey regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Representatives of McGladrey are expected to be present at the Annual Meeting. They will have the opportunity to make a statement if they desire to do so and will be available to answer appropriate questions concerning the audit of the Company’s financial statements.

The approximate aggregate fees billed for the last two fiscal years for each of the following categories of services are set forth below:

	2013	2012
Audit Fees - (1)
Aggregate fees for annual audit, quarterly reviews	$327,000	$260,000

Audit Related Fees -
Aggregate fees for assurance and related services	$—	$—

Tax Fees -
Income tax services related to compliance with tax laws	$—	$5,000

All Other Fees -
Services related to the Company’s registered public offering in Fiscal 2011	$—	$13,000

(1) Total billings from McGladrey total $215,000. Total billings from Crowe total $112,000.

There were no fees for services other than the above paid to the Company’s independent registered public accountants.

BASi’s policies require that the scope and cost of all work to be performed for BASi by its independent registered public accountants must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of BASi, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee and the Chief Financial Officer must review and approve the engagement letter and the estimate before authorizing the engagement. All fees were reviewed and approved by the Audit Committee during fiscal 2013 and 2012. Where fees charged by the independent registered public accountants exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment

[Remainder of page intentionally left blank.]

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 34 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this report:

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

	10.2	Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

	10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

Number		Description of Exhibits

	10.7	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.8	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.9	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

	10.10	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.11	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.12	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.13	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.14	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.15	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.16	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.17	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.18	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

	10.19	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013(*) (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

	10.20	Amended and Restated Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc. effective February 7, 2013 (*) (incorporated by reference to Exhibit 10.2 for Form 10-Q filed May 15, 2013).

Number		Description of Exhibits

	10.21	Seventh Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed and effective October 31, 2013 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 5, 2013).

	10.22	Notice of non-renewal to Entrepreneur Growth Capital LLC, dated October 30, 2013 (filed herewith).

	10.23	Severance Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 15, 2012).

	10.24	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc. , dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.25	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (incorporated by reference to Exhibit 10.21 to Form 10-K/A for the year ended September 30, 2012).

	10.26	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (incorporated by reference to Exhibit 10.22 to Form 10-K/A for the year ended September 30, 2012).

	10.27	Bioanalytical Systems, Inc. Annual Incentive Bonus Plan, dated January 15, 2013 (filed herewith).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

	16.1	Letter from Crowe Horwath LLP, dated February 12, 2013, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Form 8-K filed February 12, 2013).

	16.2	Letter from Crowe Horwath LLP, dated February 21, 2013, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Form 8-K filed February 21, 2013).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm McGladrey LLP (filed herewith).

	23.2	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

*   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 30, 2013	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jacqueline M. Lemke	President and Chief Executive	December 30, 2013
Jacqueline M. Lemke	Officer, Vice President of Finance and
Chief Financial Officer (Principal
Executive Officer and Principal Financial
Officer)

/s/ John B. Landis, Ph.D.	Chairman	December 30, 2013
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	December 30, 2013
Larry S. Boulet

/s/ David W. Crabb	Director	December 30, 2013
David W. Crabb

/s/ Richard A. Johnson, Ph.D.	Director	December 30, 2013
Richard A. Johnson, Ph.D.

/s/ David L. Omachinski	Director	December 30, 2013
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	December 30, 2013
A. Charlene Sullivan, Ph.D.

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

	10.2	Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.5	Form of Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

	10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

	10.7	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.8	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.9	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

Number		Description of Exhibits

	10.10	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.11	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.12	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.13	Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems Inc., effective April 9, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed April 5, 2012).

	10.14	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.15	Addendum to Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., effective October 15, 2012 (*) (incorporated by reference to Exhibit 10.1 for Form 8-K filed October 19, 2012).

	10.16	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.17	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.18	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

	10.19	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013(*) (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

	10.20	Amended and Restated Employment Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc. effective February 7, 2013 (*) (incorporated by reference to Exhibit 10.2 for Form 10-Q filed May 15, 2013).

	10.21	Seventh Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed and effective October 31, 2013 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 5, 2013).

	10.22	Notice of non-renewal to Entrepreneur Growth Capital LLC, dated October 30, 2013 (filed herewith).

	10.23	Severance Agreement between Michael R. Cox and Bioanalytical Systems, Inc., dated March 31, 2012 (*) (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 15, 2012.

	10.24	Employee Incentive Stock Option Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc. , dated April 9, 2012 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the fiscal quarter ended March 31, 2012).

Number		Description of Exhibits
	10.25	Severance Agreement between Anthony S. Chilton and Bioanalytical Systems, Inc., dated July 4, 2012 (*) (incorporated by reference to Exhibit 10.21 to Form 10-K/A for the year ended September 30, 2012).

	10.26	Severance Agreement between Alberto F. Hidalgo and Bioanalytical Systems, Inc., dated July 6, 2012 (*) (incorporated by reference to Exhibit 10.22 to Form 10-K/A for the year ended September 30, 2012).

	10.27	Bioanalytical Systems, Inc. Annual Incentive Bonus Plan, dated January 15, 2013 (filed herewith).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

	16.1	Letter from Crowe Horwath LLP, dated February 12, 2013, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Form 8-K filed February 12, 2013).

	16.2	Letter from Crowe Horwath LLP, dated February 21, 2013, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Form 8-K filed February 21, 2013).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm McGladrey LLP (filed herewith).

	23.2	Consent of Independent Registered Public Accounting Firm Crowe Horwath LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

