Form 10-Q
period 2013-12-31
BIOANALYTICAL SYSTEMS INC
filed 2014-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of February 11, 2014, 7,965,387 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2013	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$841	$1,304
Accounts receivable
Trade, net of allowance $87 at December 31, 2013 and September 30, 2013, respectively	2,396	3,621
Unbilled revenues and other	977	691
Inventories	1,451	1,379
Prepaid expenses	407	238
Total current assets	6,072	7,233

Property and equipment, net	16,564	16,913
Goodwill	1,383	1,383
Debt issue costs	55	21
Other assets	45	47

Total assets	$24,119	$25,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,215	$3,584
Accrued expenses	1,538	1,689
Customer advances	2,891	2,815
Income tax accruals	16	30
Revolving line of credit	168	1,415
Fair value of warrant liability	1,573	612
Current portion of capital lease obligation	272	268
Current portion of long-term debt	5,205	613
Total current liabilities	14,878	11,026

Capital lease obligation, less current portion	401	471
Long-term debt, less current portion	—	4,641
Total liabilities	15,279	16,138

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,185 Series A shares at $1,000 stated value issued and outstanding at December 31, 2013 and 1,335 at September 30, 2013	1,185	1,335
Common shares, no par value: Authorized 19,000,000 shares; 7,885,229 issued and outstanding at December 31, 2013 and 7,703,891 at September 30, 2013	1,933	1,887
Additional paid-in capital	20,098	19,925
Accumulated deficit	(14,382)	(13,720)
Accumulated other comprehensive income	6	32

Total shareholders’ equity	8,840	9,459

Total liabilities and shareholders’ equity	$24,119	$25,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2013	2012

Service revenue	$4,916	$4,670
Product revenue	1,304	1,133
Total revenue	6,220	5,803

Cost of service revenue	3,323	3,382
Cost of product revenue	752	566
Total cost of revenue	4,075	3,948

Gross profit	2,145	1,855
Operating expenses:
Selling	437	370
Research and development	143	85
General and administrative	1,103	1,098
Total operating expenses	1,683	1,553

Operating income	462	302

Interest expense	(164)	(165)
Change in fair value of warrant liability – (increase) decrease	(961)	117
Other income	1	2
Income (loss) before income taxes	(662)	256

Income taxes	—	—

Net income (loss)	$(662)	$256

Other comprehensive income (loss):
Foreign currency translation adjustment	(26)	8

Comprehensive income (loss)	$(688)	$264

Basic net income (loss) per share	$(0.09)	$0.03
Diluted net income (loss) per share	$(0.09)	$0.03

Weighted common shares outstanding:
Basic	7,735	7,639
Diluted	7,735	8,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012

Operating activities:
Net income (loss)	$(662)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	402	473
Change in fair value of warrant liability – increase (decrease)	961	(117)
Employee stock compensation expense	47	74
Loss on sale of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	939	1,387
Inventories	(72)	(47)
Income tax accruals	(14)	—
Prepaid expenses and other assets	(145)	74
Accounts payable	(345)	82
Accrued expenses	(151)	(782)
Customer advances	76	(685)
Net cash provided by operating activities	1,036	717

Investing activities:
Capital expenditures	(51)	(10)
Net cash used by investing activities	(51)	(10)

Financing activities:
Payments of long-term debt	(49)	(166)
Payments of debt issuance costs	(60)	(15)
Payments on revolving line of credit	(7,619)	(6,118)
Borrowings on revolving line of credit	6,372	5,636
Payments on capital lease obligations	(66)	(100)
Net cash used by financing activities	(1,422)	(763)

Effect of exchange rate changes	(26)	5

Net decrease in cash and cash equivalents	(463)	(51)
Cash and cash equivalents at beginning of period	1,304	721
Cash and cash equivalents at end of period	$841	$670

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(18)	$(20)

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2013. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2013 and 2012 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2013. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results for the year ending September 30, 2014.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2013, there are 155 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013. Stock based compensation expense for the three months ended December 31, 2013 and 2012 was $47 and $74, respectively.

A summary of our stock option activity for the three months ended December 31, 2013 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2013	479	$1.77	$1.35
Exercised	-	-	-
Granted	-	-	-
Terminated	(40)	2.29
Outstanding - December 31, 2013	439	$1.72	$1.32

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the quarters ended December 31, 2013 and 2012, respectively, because they were anti-dilutive. Warrants for 1,376,500 common shares were not considered in computing diluted earnings per share for the quarters ended December 31, 2012 because they were anti-dilutive. Warrants for 1,126,500 common shares and 660,902 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2013 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2013	2012

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(662)	$256
Weighted average common shares outstanding	7,735	7,639
Basic net income (loss) per share	$(0.09)	$0.03

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(662)	$256

Weighted average common shares outstanding	7,735	7,639
Plus: Incremental shares from assumed conversions
Series A preferred shares	—	767
Diluted weighted average common shares outstanding	7,735	8,406

Diluted net income (loss) per share	$(0.09)	$0.03

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2013	September 30, 2013

Raw materials	$1,281	$1,157
Work in progress	235	322
Finished goods	323	259
	$1,839	$1,738
Obsolescence reserve	(388)	(359)
	$1,451	$1,379

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2013.

	Three Months Ended December 31,
	2013	2012

Revenue:
Service	$4,916	$4,670
Product	1,304	1,133
	$6,220	$5,803

Operating income:
Service	$424	$199
Product	38	103
	$462	$302

Interest Expense	(164)	(165)
Change in fair value of warrant liability – (increase) decrease	(961)	117
Other income	1	2

Income (loss) before income taxes	$(662)	$256

6.	INCOME TAXES

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

At December 31, 2013 and September 30, 2013, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 0% is due to changes in our valuation allowance on our net deferred tax assets.

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

Mortgages and note payable

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,205 at December 31, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. At September 30, 2013, the replacement note payable had a balance of $5,254.

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

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third fiscal quarter of 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of December 31, 2013, the net book value of the facility and land was $9,126.

We may be unsuccessful in renegotiating the terms of the debt or those terms may be unfavorable to us. For these reasons, if we are unsuccessful at refinancing our long-term debt, our operating results and financial condition could be adversely affected.

Revolving Line of Credit

At December 31, 2013, we had a $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014. On January 31, 2014, we paid off the remaining balance on this line of credit.

At December 31, 2013, borrowings under the Credit Agreement bear interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%), or 8.25% as of December 31, 2013, with minimum monthly interest of $15. Interest is paid monthly. The line of credit also carries an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement are secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings are calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, as amended, the Company has agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,000. The Credit Agreement also contains cross-default provisions with the Regions loan and any future EGC loans. At December 31, 2013, we had available borrowing capacity of $1,845 on this line, of which $168 was outstanding. At September 30, 2013, we had $1,415 outstanding on this line.

At December 31, 2013, we were not in compliance with the minimum tangible net worth covenant requirement mainly due to the increase in the warrant liability. On January 29, 2014, EGC waived our breach with this covenant.

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

We reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $898 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2013.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, December 31, 2013
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	21	898
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	8	(8)
Other costs	117	-	-	-	117
Total	$978	$-	$-	$29	$1,007

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
	Warrant A	Warrant A

Risk-free interest rate	0.52%	0.51%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	72.83%	71.15%
Expected life of the options (years)	2.35	2.6

Fair value per unit	$1.396	$0.444

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

During the first fiscal quarter of 2014, revenues improved 7.2% as did gross margin by 15.6% and operating income by 53.0% from the first fiscal quarter of 2013. We also generated $976 in cash from operations, maintained strict controls on expenditures and paid down our line of credit $1.2 million while meeting all of our other obligations.

We negotiated an amendment to our loans with Regions Bank, extending the maturity date to October 2014. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations.

For the remainder of fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with the continued improvements in gross profit margins. We have debt service and lease obligations of approximately $1.7 million in fiscal 2014. Based on our expected revenue, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations. Though our current line of credit expired on January 31, 2014, we were able to pay off the remaining balance while continuing to meet all other debt obligations and working capital requirements. Although management believes our cash flow from operations will generate sufficient cash flow for our debt obligations, working capital requirements and capital expenditures, we are pursuing alternatives to replace this line of credit.

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2013. Our actual results could differ materially from those discussed in the forward-looking statements.

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

We maintain an optional health benefits package for all of our full-time employees, which is largely paid by our contributions with employees paying a portion of the cost, generally less than 20% of the total. Based on our current understanding of the Act, we do not anticipate significant changes to our programs or of their costs to the Company or our employees as a result of the Act. The provisions of the Act that have gone into effect have not significantly changed our plan or been a substantial driver of costs. As a Grandfathered Plan, there are certain provisions that our plan does not have to comply with at this time, and those changes, once implemented, are not expected to have a material financial impact on the Company.

We are exploring options in plan funding, delivery of benefits and employee wellness in our continuing effort to obtain maximum benefit for our health care expenditures, while maintaining quality programs for our employees. We do not expect these efforts to have a material financial impact on the Company.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first three months of fiscal 2014, we experienced an increase in the demand for our products and services as compared to the first three months of fiscal 2013 due to higher levels of new orders and product installations. We believe in the fundamentals of the market. For the remainder of fiscal 2014, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first three months of fiscal 2014, we had a 7.2% increase in revenues over the same period in fiscal 2013. Gross margin and operating income also increased in the current fiscal year compared to the prior fiscal year period by 15.6% and 53.0%, respectively. The improved margins and earnings were due to the revenue increase as well as dedication to cost monitoring. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2013, see “Results of Operations” below.

As of December 31, 2013, we had $841 of cash and cash equivalents as compared to $1,304 of cash and cash equivalents at the end of fiscal 2013. In the first fiscal quarter of 2014, we generated $1,036 in cash from operations partially due to the higher operating income we reported in the first fiscal quarter of 2014. Total capital expenditures were only $51 in fiscal 2014, up slightly from $10 in fiscal 2013. We negotiated an amendment to our loans with Regions Bank, extending the maturity date to October 2014. We listed for sale our headquarters facility in West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We successfully paid off our line of credit in January 2014. Further, we announced the launch of Culex® NxT, the latest generation of the Company’s proprietary in vivo automated sampling system in fiscal 2013. We are poised for increased capacity utilization and potential strategic growth in the remainder of fiscal 2014.

We believe that the development of innovative new drugs is going through an evolution, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early development work on new compounds. Many of these smaller companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory capabilities to perform the various activities necessary to progress a drug candidate to the filing of an Investigative New Drug (“IND”) application with the FDA.

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

We are focused on continuing to improve our cash flow from operations in fiscal 2014 and pursuing alternatives to the expired line of credit. If we are unable to continue an increase in cash flow from operations in fiscal 2014, we may not have sufficient liquidity to continue our business.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at December 31, 2013 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2013. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At December 31, 2013, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $47 and $74 during the three months ended December 31, 2013 and 2012, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2014 and future periods.

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

As of December 31, 2013 and September 30, 2013, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The following table describes the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2013	2012

Service revenue	79.0%	80.5%
Product revenue	21.0	19.5
Total revenue	100.0	100.0

Cost of service revenue (a)	67.6	72.4
Cost of product revenue (a)	57.7	49.9
Total cost of revenue	65.5	68.0

Gross profit	34.5	32.0

Total operating expenses	27.1	26.8

Operating income (loss)	7.4	5.2

Other expense	(18.1)	(0.8)

Income (loss) before income taxes	(10.6)	4.4

Income taxes	—	—

Net income (loss)	(10.6)%	4.4%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2013 increased 7.2% to $6,220 compared to $5,803 for the same period last year.

Our Service revenue increased 5.3% to $4,916 in the current quarter compared to $4,670 for the prior year period primarily as a result of higher toxicology and pharmaceutical analysis revenues offset slightly by lower bioanalytical analysis revenues. Toxicology and pharmaceutical analysis revenues increased due to an increase in new orders. Bioanalytical analysis revenues in our first fiscal quarter of 2014 were negatively impacted by cancellations by clients and a lower number of samples assayed as well as more time spent on method development and validations, which have lower revenues.

	Three Months Ended December 31,
	2013	2012	Change	%
Bioanalytical analysis	$1,947	$2,300	$(353)	-15.3%
Toxicology	2,162	1,897	265	14.0%
Other laboratory services	807	473	334	70.6%

Sales in our Products segment increased 15.1% in the current fiscal quarter from $1,133 to $1,304 when compared to the same period in the prior fiscal year. The majority of the increase stems from higher sales of our Culex automated in vivo sampling systems over the same period in prior fiscal year as we had new installations recognized in the current fiscal quarter as well as an increase in consumables.

	Three Months Ended December 31,
	2013	2012	Change	%
Culex®, in-vivo sampling systems	$652	$371	$281	75.7%
Analytical instruments	471	575	(104)	-18.1%
Other instruments	181	187	(6)	-3.2%

Cost of Revenues

Cost of revenues for the current quarter was $4,075 or 65.5% of revenue, compared to $3,948, or 68.0% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 67.6% in the current quarter from 72.4% in the comparable period last year. The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter increased to 57.7% from 49.9% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the current quarter as well increases in material costs and in the inventory obsolescence reserve.

Operating Expenses

Selling expenses for the three months ended December 31, 2013 increased 18.1% to $437 from $370 for the comparable period last year. This increase stems mainly from hiring new sales employees in the second half of fiscal 2013.

Research and development expenses for the first quarter of fiscal 2013 increased 68.2% over the comparable period last year to $143 from $85. The increase was primarily due to new employees as well as increased utilization of outsourced professional engineering services in the current fiscal quarter.

General and administrative expenses for the current quarter increased 0.5% to $1,103 from $1,098 for the comparable prior year period.

Other Income (Expense)

Other expense for the current fiscal quarter increased to $1,124 from $46 for the same quarter of the prior fiscal year. The primary reason for the increase is the change in the fair value of the warrant liability.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2013 and 2012 was 0.0%. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $898 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2013.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, December 31, 2013
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	21	898
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	8	(8)
Other costs	117	-	-	-	117
Total	$978	$-	$-	$29	$1,007

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2013, we had cash and cash equivalents of $841, compared to $1,304 at September 30, 2013.

Net cash provided by operating activities was $1,036 for the three months ended December 31, 2013 compared to $717 for the three months ended December 31, 2012. The increase in cash provided by operating activities in the current fiscal quarter partially results from higher operating income in the first fiscal quarter of 2014 versus the prior year period. Other contributing factors to our cash from operations were noncash charges of $402 for depreciation and amortization and a net decrease in accounts receivable of $939, offset slightly by a net increase in accounts payable of $345 and accrued expenses of $151 as well as an increase in prepaid and other assets of $205. Included in operating activities for the first fiscal quarter of 2013 are non-cash charges of $473 for depreciation and amortization, a reduction in accounts receivable of $1,387and an increase in accrued expenses of $782 and customer advances of $685. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $51 in the first quarter of fiscal 2014 due to capital expenditures as compared to $10 in the first three months of fiscal 2013. Our principal investments were for laboratory equipment as well as general building infrastructure.

Financing activities used $1,422 in the first three months of fiscal 2014 as compared to $763 used for the first three months of fiscal 2013. The main use of cash in the first quarter of fiscal 2014 was for long-term debt and capital lease payments of $115 as well as net payments on our line of credit of $1,247. In the first quarter of fiscal 2013, we had long-term debt and capital lease payments of $266, as well as net payments on our line of credit of $482.

Capital Resources

We have a term loan from Regions Bank (“Regions”) aggregating approximately $5,205 at December 31, 2013, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and a $3,000 line of credit with EGC. The EGC line of credit is subject to availability limitations that may substantially reduce or eliminate our borrowing capacity at any time.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. The replacement note payable had a balance of $5,205 at December 31, 2013 and $5,254 at September 30, 2013.

On October 31, 2013, we executed a seventh amendment with Regions to extend the note payable maturity date to October 31, 2014.

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At December 31, 2013, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements both contain cross-default provisions with each other and with the revolving line of credit with EGC described below.

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third quarter of fiscal 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment. As of December 31, 2013, the net book value of the facility and land was $9,126.

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

The Credit Agreement also contains cross-default provisions with the Regions loans and any future EGC loans. At December 31, 2013, we were not in compliance with the minimum tangible net worth covenant requirement mainly due to the increase in the warrant liability. On January 30, 2014, EGC waived our breach with this covenant.

Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014. On January 31, 2014, we paid off the remaining balance on this line of credit.

We are actively pursuing alternatives to replace this line of credit with more favorable terms. We are focused on growing our revenues and improving our cash flow from operations in fiscal 2014 to reduce our reliance on our line of credit. We may be unsuccessful in obtaining a new line of credit. If we are unable to continue to increase cash flow from operations in fiscal 2014 or obtain a new line of credit, we may not have sufficient liquidity to continue our business.

For the remainder of fiscal 2014, we expect to see continued improvement in the volume of new bookings with little improvement in pricing. We also expect to maintain improved gross profit margins due to cost controls implemented in fiscal 2013. We have debt service and lease obligations of approximately $1.7 million in fiscal 2014. Based on our expected revenue and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of December 31, 2013.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first three months of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2013, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(10)	10.1	Seventh Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed and effective October 31, 2013 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 5, 2013).

	10.2	Notice of non-renewal to Entrepreneur Growth Capital LLC, dated October 30, 2013 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2013).

	10.3	Severance Agreement between Lori D. Payne and Bioanalytical Systems, Inc., dated October 25, 2013 (filed herewith).

	10.4	Waiver letter, dated January 29, 2014 from Entrepreneur Growth Capital LLC (filed herewith).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2014	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Seventh Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed and effective October 31, 2013 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 5, 2013).

	10.2	Notice of non-renewal to Entrepreneur Growth Capital LLC, dated October 30, 2013 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2013).

	10.3	Severance Agreement between Lori D. Payne and Bioanalytical Systems, Inc., dated October 25, 2013 (filed herewith).

	10.4	Waiver letter, dated January 29, 2014 from Entrepreneur Growth Capital LLC (filed herewith).

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

