Form 10-Q
period 2014-03-31
BIOANALYTICAL SYSTEMS INC
filed 2014-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

As of May 11, 2014, 8,068,875 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$379	$1,304
Accounts receivable
Trade, net of allowance $87 at March 31, 2014 and September 30, 2013, respectively	2,735	3,621
Unbilled revenues and other	1,135	691
Inventories	1,507	1,379
Prepaid expenses	761	238
Total current assets	6,517	7,233

Property and equipment, net	16,267	16,913
Goodwill	1,383	1,383
Debt issue costs	42	21
Other assets	43	47

Total assets	$24,252	$25,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,363	$3,584
Accrued expenses	1,657	1,689
Customer advances	3,087	2,815
Income tax accruals	22	30
Revolving line of credit	—	1,415
Fair value of warrant liability	934	612
Current portion of capital lease obligation	276	268
Current portion of long-term debt	4,953	613
Total current liabilities	14,292	11,026

Capital lease obligation, less current portion	331	471
Long-term debt, less current portion	—	4,641
Total liabilities	14,623	16,138

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,185 Series A shares at $1,000 stated value issued and outstanding at March 31, 2014 and 1,335 at September 30, 2013	1,185	1,335
Common shares, no par value: Authorized 19,000,000 shares; 8,057,267 shares issued and outstanding at March 31, 2014 and 7,703,891 shares at September 30, 2013	1,976	1,887
Additional paid-in capital	21,071	19,925
Accumulated deficit	(14,601)	(13,720)
Accumulated other comprehensive income (loss)	(2)	32

Total shareholders’ equity	9,629	9,459

Total liabilities and shareholders’ equity	$24,252	$25,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service revenue	$4,526	$3,667	$9,442	$8,337
Product revenue	1,386	1,489	2,690	2,623
Total revenue	5,912	5,156	12,132	10,960

Cost of service revenue	3,330	3,230	6,653	6,612
Cost of product revenue	570	668	1,322	1,234
Total cost of revenue	3,900	3,898	7,975	7,846

Gross profit	2,012	1,258	4,157	3,114
Operating expenses:
Selling	479	292	916	662
Research and development	170	123	313	208
General and administrative	1,258	852	2,361	1,950
Total operating expenses	1,907	1,267	3,590	2,820

Operating income (loss)	105	(9)	567	294

Interest expense	(121)	(163)	(285)	(329)
Change in fair value of warrant liability – increase	(200)	(142)	(1,161)	(25)
Other income	4	3	5	5
Net loss before income taxes	(212)	(311)	(874)	(55)

Income taxes	7	—	7	—

Net loss	$(219)	$(311)	$(881)	$(55)

Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	46	(34)	55

Comprehensive loss	$(227)	$(265)	$(915)	$—

Basic net loss per share	$(0.03)	$(0.04)	$(0.11)	$(0.01)
Diluted net loss per share	$(0.03)	$(0.04)	$(0.11)	$(0.01)

Weighted common shares outstanding:
Basic	7,964	7,657	7,848	7,648
Diluted	7,964	7,657	7,848	7,648

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013

Operating activities:
Net loss	$(881)	$(55)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	799	908
Change in fair value of warrant liability - increase	1,161	25
Employee stock compensation expense	45	135
Provision for doubtful accounts	2	39
Loss (Gain) on sale of property and equipment	1	(19)
Changes in operating assets and liabilities:
Accounts receivable	442	676
Inventories	(128)	4
Income tax accruals	(8)	(3)
Prepaid expenses and other assets	(488)	8
Accounts payable	(180)	(231)
Accrued expenses	(32)	(647)
Customer advances	272	(337)
Net cash provided by operating activities	1,005	503

Investing activities:
Capital expenditures	(150)	(12)
Proceeds from sale of equipment	—	20
Net cash (used) provided by investing activities	(150)	8

Financing activities:
Payments of long-term debt	(301)	(293)
Payments of debt issuance costs	(60)	(15)
Payments on revolving line of credit	(9,543)	(11,018)
Borrowings on revolving line of credit	8,128	10,387
Proceeds from Class A warrant exercises	161	—
Payments on capital lease obligations	(131)	(202)
Net cash used by financing activities	(1,746)	(1,141)

Effect of exchange rate changes	(34)	49

Net decrease in cash and cash equivalents	(925)	(581)
Cash and cash equivalents at beginning of period	1,304	721
Cash and cash equivalents at end of period	$379	$140

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(36)	$(40)
Fair value of warrants exercised	$839	$—

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2013. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2014 and 2013 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2014. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results for the year ending September 30, 2014.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of March 31, 2014, there are 155 shares outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013. Stock based compensation expense for the three and six months ended March 31, 2014 was $0 and $45, respectively. The expense for the current quarter was reduced by forfeitures in the same period. Stock based compensation expense for the three and six months ended March 31, 2013 was $61 and $135, respectively.

A summary of our stock option activity for the six months ended March 31, 2014 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2013	479	$1.77	$1.35
Exercised	(7)	1.12	0.94
Granted	10	3.05	2.55
Terminated	(71)	2.01	1.52
Outstanding -March 31, 2014	411	$1.77	$1.36

During the six months ended March 31, 2014, we granted options for 10 common shares under the Plan. The fair value of the option grant is estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	2.45%
Dividend yield	0.00%
Expected volatility	94.62%
Expected life of the options (years)	8.0
Forfeitures	3.00%

3.	LOSS PER SHARE

We compute basic loss per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and six months ended March 31, 2014, respectively, because they were anti-dilutive. Warrants for 810 common shares and 595 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2014, respectively, because they were also anti-dilutive. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the three and six months ended March 31, 2013, respectively, because they were anti-dilutive. Warrants for 1,377 common shares and 668 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2013, respectively, because they were anti-dilutive.

The following table reconciles our computation of basic loss per share to diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Basic net loss per share:

Net loss applicable to common shareholders	$(219)	$(311)	$(881)	$(55)
Weighted average common shares outstanding	7,964	7,657	7,848	7,648

Basic net loss per share	$(0.03)	$(0.04)	$(0.11)	$(0.01)

Diluted net loss per share:

Diluted net loss applicable to common shareholders	$(219)	$(311)	$(881)	$(55)

Weighted average common shares outstanding	7,964	7,657	7,848	7,648

Series A preferred shares	-	-	-	-
Class A warrants	-	-	-	-
Dilutive stock options/shares	-	-	-	-

Diluted weighted average common shares outstanding	7,964	7,657	7,848	7,648

Diluted net loss per share:	$(0.03)	$(0.04)	$(0.11)	$(0.01)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2014	September 30, 2013

Raw materials	$1,200	$1,157
Work in progress	328	322
Finished goods	330	259
	$1,858	$1,738
Obsolescence reserve	(351)	(359)
	$1,507	$1,379

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenue:
Service	$4,526	$3,667	$9,442	$8,337
Product	1,386	1,489	2,690	2,623
	$5,912	$5,156	$12,132	$10,960

Operating income (loss):
Service	$(38)	$(365)	$377	$(150)
Product	143	356	190	444
	$105	$(9)	$567	$294

Interest expense	(121)	(163)	(285)	(329)
Change in fair value of warrant liability – increase	(200)	(142)	(1,161)	(25)
Other income	4	3	5	5

Loss before income taxes	$(212)	$(311)	$(874)	$(55)

6.	INCOME TAXES

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

At March 31, 2014 and September 30, 2013, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 1.2% is due to changes in our valuation allowance on our net deferred tax assets.

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

Mortgages and note payable

We have a term loan from Regions Bank (“Regions”) aggregating approximately $4,953 at March 31, 2014, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

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

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third fiscal quarter of 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment necessary. As of March 31, 2014, the net book value of the facility and land was $9,023.

Revolving Line of Credit

On January 31, 2014, we paid off the remaining balance on our $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC and terminated the related Credit Agreement. Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014.

During the first four months of fiscal 2014, borrowings under the Credit Agreement bore interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%) with minimum monthly interest of $15. Interest was paid monthly. The line of credit also carried an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement were secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings were calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, as amended, the Company had agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,000. The Credit Agreement also contained cross-default provisions with the Regions loan and any future EGC loans. At September 30, 2013, we had $1,415 outstanding on this line.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $919 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the six months ended March 31, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, March 31, 2014
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	42	919
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	16	-
Other costs	117	-	-	-	117
Total	$978	$-	$-	$58	$1,036

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at March 31, 2014 and September 30, 2013 are as follows:

	March 31, 2014	September 30, 2013
	Warrant A	Warrant A

Risk-free interest rate	0.49%	0.51%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	69.30%	71.15%
Expected life of the options (years)	2.12	2.6

Fair value per unit	$1.152	$0.444

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

During the first six months of fiscal 2014, revenues improved 10.7%, gross margin improved by 33.5% and operating income improved by 92.9% from the comparable period in fiscal 2013. We also generated $1,005 in cash from operations, maintained strict controls on expenditures and paid down our line of credit $1.4 million, while meeting all of our other obligations.

In May 2014, we entered into a new Credit Agreement with Huntington for both a term loan of $5,500 and a revolving loan of $2,000 and used a portion of the proceeds from those loans to pay off the Regions replacement note payable, as more fully described in Note 11.

For the remainder of fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with maintaining improved gross profit margins. We have debt service and lease obligations of approximately $1.2 million in fiscal 2014.

Based on our expected revenue, the impact of the cost reductions implemented and restructuring activities during fiscal 2012 as well the ability to draw from the new revolving loan, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations.

11.	SUBSEQUENT EVENTS

New Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with The Huntington National Bank (“Huntington”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the portion of the revolving loan unused. Pursuant to the Agreement, the revolving loan also carries an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. Failure to comply with these covenants in future quarters would be a default under the Huntington Agreement, requiring us to negotiate with Huntington regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Huntington could accelerate the maturity of the loans.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team; (ix) our ability to service our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward looking statements as a result of various factors, many of which are beyond our control.

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

General

We are an international contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years.

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

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our increasingly diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing capacity, sustained growth will require additional investment in future periods. Our financial position could limit our ability to make such investments.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first six months of fiscal 2014, we experienced an increase in the demand for our products and services as compared to the first six months of fiscal 2013 due to higher levels of new orders and product installations. We believe in the fundamentals of the market. For the remainder of fiscal 2014, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first six months of fiscal 2014, we had a 10.7% increase in revenues over the same period in fiscal 2013. Gross margin and operating income also increased in the current fiscal year compared to the prior fiscal year period by 33.5% and 92.9%, respectively. The improved margins and earnings were due to the revenue increase as well as dedication to cost monitoring. For a detailed discussion of our revenue, margins, earnings and other financial results for the six months ended March 31, 2014, see “Results of Operations” below.

As of March 31, 2014, we had $379 of cash and cash equivalents as compared to $1,304 of cash and cash equivalents at the end of fiscal 2013. In the first half of fiscal 2014, we generated $1,005 in cash from operations partially due to the higher operating income we reported in the first half of fiscal 2014. Total capital expenditures were $150 in fiscal 2014, as compared to a gain of $8 in fiscal 2013 due to proceeds from the sale of equipment. We successfully paid off our line of credit in January 2014 and, on May 14, 2014, we entered into a new Credit Agreement with Huntington for both a replacement term loan and a new revolving line of credit. We are poised for increased capacity utilization and potential strategic growth and are focused on continuing to improve our cash flow from operations in the remainder of fiscal 2014.

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

For the remainder of fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with maintaining improved gross profit margins.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at March 31, 2014 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At March 31, 2014, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $0 and $45 during the three and six months ended March 31, 2014, respectively. The expense for the current quarter was reduced by forfeitures in the same period. We recognized stock based compensation related to stock options of $61 and $135 for the three and six months ended March 31, 2013, respectively.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of March 31, 2014 and December 31, 2013, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. For the first six months of fiscal 2014, 567 Class A warrants have been exercised, leaving 810 outstanding. The fair value of the warrants exercised was $839. The following table sets forth the changes in the fair value of the warrant liability since inception:

	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Service revenue	76.5%	71.1%	77.8%	76.1%
Product revenue	23.5	28.9	22.2	23.9
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	73.6	88.1	70.5	79.3
Cost of product revenue (a)	41.1	44.9	49.1	47.1
Total cost of revenue	66.0	75.6	65.7	71.6

Gross profit	34.0	24.4	34.3	28.4

Total operating expenses	32.2	24.6	29.6	25.7

Operating income (loss)	1.8	(0.2)	4.7	2.7

Other expense	5.4	5.9	11.9	3.2

Loss before income taxes	(3.6)	(6.1)	(7.2)	(0.5)

Income taxes	0.1	—	0.1	—

Net loss	(3.7)%	(6.1)%	(7.3)%	(0.5)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2014 increased 14.7% to $5,912 compared to $5,156 for the same period last year.

Our Service revenue increased 23.4% to $4,526 in the current quarter compared to $3,667 for the prior year period primarily as a result of higher toxicology and bioanalytical analysis revenues offset slightly by lower pharmaceutical analysis revenues. Toxicology revenues increased due to an increase in new orders while bioanalytical analysis revenues increased due to an increase in samples received and analyzed. Pharmaceutical analysis revenues in our second fiscal quarter of 2014 were negatively impacted by study delays by clients.

	Three Months Ended March 31,
	2014	2013	Change	%
Bioanalytical analysis	$1,744	$1,633	$111	6.8%
Toxicology	2,257	1,457	800	54.9%
Other laboratory services	525	577	(52)	-9.0%

Sales in our Products segment decreased 6.9% in the current fiscal quarter from $1,489 to $1,386 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our mature analytical products as well as our Culex automated in vivo sampling systems over the same period in the prior fiscal year.

	Three Months Ended March 31,
	2014	2013	Change	%
Culex®, in-vivo sampling systems	$605	$628	$(23)	-3.7%
Analytical instruments	541	612	(71)	-11.6%
Other instruments	240	249	(9)	-3.6%

Cost of Revenues

Cost of revenues for the current quarter was $3,900 or 66.0% of revenue, compared to $3,898, or 75.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 73.6% in the current quarter from 88.1% in the comparable period last year. The principal cause of this decrease was the increase in revenues which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the current quarter declined to 41.1% versus 44.9% from the comparable prior year period. The decrease is mainly due to the mix of products sold and a decline in our obsolescence reserve.

Operating Expenses

Selling expenses for the three months ended March 31, 2014 increased 64.0% to $479 from $292 for the comparable period last year. This increase stems from higher salaries, commissions and travel expenses in the current quarter as compared to the same period in fiscal 2013. We hired new sales employees in our third quarter of fiscal 2013.

Research and development expenses for the second quarter of fiscal 2014 increased 38.2% over the comparable period last year to $170 from $123. The increase was primarily due to new employees as well as increased utilization of outsourced professional engineering services in the current year.

General and administrative expenses for the current quarter increased 47.6% to $1,258 from $852 for the comparable prior year period. The principal reasons for the increase were higher outside services and consulting expenses to repair and maintain multiple building services during the unusually harsh winter as well as higher utilities costs. Plus, we incurred expenses of $36 for our 40th anniversary celebrations for our employees and shareholders and experienced increases in the prices of our corporate insurance, medical claims and employee search fees in the current quarter.

Other Expense

Other expense for the current fiscal quarter increased to $317 from $302 for the same quarter of the prior fiscal year. The primary reason for the change is the change in the fair value of the warrant liability, including warrant exercises, offset slightly by lower interest in fiscal 2014 due to the payoff of the line of credit.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2014 and 2013 was 1.1% and 0.0%, respectively. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Service and Product Revenues

Revenues for the six months ended March 31, 2014 increased 10.7% to $12,132 compared to $10,960 for the same period last year.

Our Service revenue increased 13.3% to $9,442 in the first six months of fiscal 2014 compared to $8,337 for the prior year period primarily as a result of higher toxicology and pharmaceutical analysis revenues offset slightly by lower bioanalytical analysis revenues. Toxicology and pharmaceutical analysis revenues increased due to an increase in new orders. Bioanalytical analysis revenues were negatively impacted by cancellations by clients and a lower number of samples assayed in our first fiscal quarter of 2014 as well as more time spent on method development and validations, which have lower revenues.

	Six Months Ended
	March 31,
	2014	2013	Change	%
Bioanalytical analysis	$3,691	$3,934	$(243)	-6.2%
Toxicology	4,419	3,353	1,066	31.8%
Other laboratory services	1,332	1,050	282	26.9%

Sales in our Products segment increased 2.65% in the first six months of fiscal 2014 from $2,623 to $2,690 when compared to the same period in the prior fiscal year. The majority of the increase stems from higher sales of our Culex automated in vivo sampling systems over the same period in the prior fiscal year as we had new installations recognized, as well as an increase in consumables.

	Six Months Ended
	March 31,
	2014	2013	Change	%
Culex®, in-vivo sampling systems	$1,257	$1,000	$257	25.7%
Analytical instruments	1,012	1,187	(175)	-14.7%
Other instruments	421	436	(15)	-3.4%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2014 was $7,975 or 65.7% of revenue, compared to $7,846, or 71.6% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 70.5% in the first six months of fiscal 2014 from 79.3% in the comparable period of the prior year. The principal cause of this decrease was the increase in service revenues which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the first six months of fiscal 2014 increased to 49.1% from 47.1% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first six months of fiscal 2014 as well increases in material costs in our first fiscal quarter.

Operating Expenses

Selling expenses for the six months ended March 31, 2014 increased 38.4% to $916 from $662 for the comparable period last year. This increase stems mainly from hiring new sales employees in the second half of fiscal 2013.

Research and development expenses for the first half of fiscal 2014 increased 50.5% over the comparable period of prior year to $313 from $208. The increase was primarily due to new employees as well as increased utilization of outsourced professional engineering services in the current year.

General and administrative expenses for the first half of fiscal 2014 increased 21.1% to $2,361 from $1,950 for the comparable prior year period. The increase stems mainly from the items discussed for the quarter ended March 31, 2014.

Other Expense

Other expense for the first six months of fiscal 2014 increased to $1,441 from $349 for the same period of the prior fiscal year. The primary reason for the increase is the change in the fair value of the warrant liability, including warrant exercises, offset slightly by lower interest in fiscal 2014 due to the payoff of the line of credit and expiring capital leases.

Income Taxes

Our effective tax rate for the six months ended March 31, 2014 and 2013 was 20.0% and 0.0%, respectively. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $919 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the six months ended March 31, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, March 31, 2014
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	42	919
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	16	-
Other costs	117	-	-	-	117
Total	$978	$-	$-	$58	$1,036

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2014, we had cash and cash equivalents of $379, compared to $1,304 at September 30, 2013.

Net cash provided by operating activities was $1,005 for the six months ended March 31, 2014, compared to $503 for the six months ended March 31, 2013. The increase in cash provided by operating activities in the current year partially results from higher operating income in fiscal 2014 versus the prior year period. Other factors contributing to our cash from operations were noncash charges of $799 for depreciation and amortization and a net increase in accounts receivable of $442, offset by a net increase in accounts payable of $180 and in prepaid and other assets of $488. Included in operating activities for the second fiscal quarter of 2013 are non-cash charges of $908 for depreciation and amortization, an increase in accounts receivable of $676, offset by an increase in accrued expenses of $647 and decrease in customer advances of $337. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $150 in the first half of fiscal 2014 due to capital expenditures as compared to $8 provided by investing activities in the first six months of fiscal 2013. Our principal investments were for laboratory equipment and general building infrastructure and maintenance.

Financing activities used $1,746 in the first six months of fiscal 2014 as compared to $1,141 used for the first six months of fiscal 2013. The main use of cash in the first half of fiscal 2014 was for long-term debt and capital lease payments of $432 as well as the payoff of our line of credit of $1,415. Additionally, we received $161 from the exercises of Class A warrants in the current year. In the first half of fiscal 2013, we had long-term debt and capital lease payments of $495 as well as net payments on our line of credit of $631.

Capital Resources

We have a term loan from Regions Bank (“Regions”) aggregating approximately $4,953 at March 31, 2014, which is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. Prior to termination in January 2014, we had a $3,000 line of credit with EGC. The EGC line of credit was subject to availability limitations.

On November 9, 2012, we executed a sixth amendment with Regions which we further modified on December 21, 2012. In the sixth amendment, Regions agreed to extend the term loan and mortgage loan maturity dates to October 31, 2013. The unpaid principal on the notes was incorporated into a replacement note payable for $5,786 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable is secured by real estate at our West Lafayette and Evansville, Indiana locations. The replacement note payable had a balance of $5,254 at September 30, 2013.

On October 31, 2013, we executed a seventh amendment with Regions to extend the note payable maturity date to October 31, 2014.

Regions requires us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. At March 31, 2014, we were in compliance with the fixed charge coverage and the total liabilities to tangible net worth ratios in the Regions agreements. Failure to comply with those covenants in future quarters would be a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Regions could accelerate the maturity of the loans and cause a cross default with our other lender.

The Regions loan agreements contain cross-default provisions with each other and formerly with the revolving line of credit with EGC described below that was terminated in January 2014.

The replacement note payable with Regions matures in the first quarter of fiscal 2015. We intend to refinance the amounts in lieu of making balloon payments for the remaining principal balances or sell the building in West Lafayette, Indiana. We have listed for sale our 7.25 acres and 120,000 square foot facility at 2701 Kent Avenue, West Lafayette, Indiana with the intent to leaseback 80% of that square footage in which to continue our laboratory and manufacturing operations. We enlisted a new realtor in the third quarter of fiscal 2013 and changed the asking price to $10,800. We performed an impairment analysis on the building when we listed it for sale, but noted no impairment. As of December 31, 2013, the net book value of the facility and land was $9,023.

Revolving Line of Credit

On January 31, 2014, we paid off the remaining balance on our $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014. At March 31, 2014, the balance was zero.

During the first four months of fiscal 2014, borrowings under the Credit Agreement bore interest at an annual rate equal to Citibank’s Prime Rate plus five percent (5%) with minimum monthly interest of $15. Interest was paid monthly. The line of credit also carried an annual facilities fee of 2% and a 0.2% collateral monitoring fee. Borrowings under the Credit Agreement were secured by a blanket lien on our personal property, including certain eligible accounts receivable, inventory, and intellectual property assets, a second mortgage on our West Lafayette and Evansville real estate and all common stock of our U.S. subsidiaries and 65% of the common stock of our non-United States subsidiary. Borrowings were calculated based on 75% of eligible accounts receivable. Under the Credit Agreement, as amended, the Company had agreed to restrict advances to subsidiaries, limit additional indebtedness and capital expenditures and maintain a minimum tangible net worth of at least $8,000. The Credit Agreement also contained cross-default provisions with the Regions loan and any future EGC loans. At September 30, 2013, we had $1,415 outstanding on this line.

New Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with The Huntington National Bank (“Huntington”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the portion of the revolving loan unused. Pursuant to the Agreement, the revolving loan also carries an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales. Failure to comply with these covenants in future quarters would be a default under the Huntington Agreement, requiring us to negotiate with Huntington regarding loan modifications or waivers. If we are unable to obtain such modifications or waivers, Huntington could accelerate the maturity of the loans.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

Outlook

For the remainder of fiscal 2014, we expect to see continued improvement in the volume of new bookings with little improvement in pricing. We also expect to maintain improved gross profit margins due to cost controls implemented in fiscal 2013. We have debt service and lease obligations of approximately $1.2 million in fiscal 2014. Based on our expected revenue and the impact of the cost reductions implemented, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations.

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of March 31, 2014.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Number		Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

