Form 10-Q
period 2014-06-30
BIOANALYTICAL SYSTEMS INC
filed 2014-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of August 11, 2014, 8,072,738 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2014	September 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$736	$1,304
Accounts receivable
Trade, net of allowance $88 at June 30, 2014 and $87 at September 30, 2013, respectively	2,646	3,621
Unbilled revenues and other	1,303	691
Inventories	1,535	1,379
Refundable income taxes	11	—
Prepaid expenses	892	238
Total current assets	7,123	7,233

Property and equipment, net	16,180	16,913
Goodwill	1,383	1,383
Debt issue costs, net	129	21
Other assets	41	47
Total assets	$24,856	$25,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,369	$3,584
Accrued expenses	1,332	1,689
Customer advances	3,322	2,815
Income tax accruals	16	30
Revolving line of credit	—	1,415
Fair value of warrant liability	852	612
Current portion of capital lease obligations	288	268
Current portion of long-term debt	786	613
Total current liabilities	9,965	11,026

Fair value of interest rate swap	41	—
Capital lease obligations, less current portion	363	471
Long-term debt, less current portion	4,649	4,641
Total liabilities	15,018	16,138
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at June 30, 2014 and 1,335 at September 30, 2013 2013	1,185	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 8,072,738 shares issued and outstanding at June 30, 2014 and 7,703,891 shares at September 30, 2013	1,980	1,887
Additional paid-in capital	21,133	19,925
Accumulated deficit	(14,386)	(13,720)
Accumulated other comprehensive income (loss)	(74)	32
Total shareholders’ equity	9,838	9,459
Total liabilities and shareholders’ equity	$24,856	$25,597

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service revenue	$4,754	$4,156	$14,196	$12,493
Product revenue	1,278	1,444	3,968	4,067
Total revenue	6,032	5,600	18,164	16,560

Cost of service revenue	3,368	2,897	10,021	9,509
Cost of product revenue	680	671	2,002	1,905
Total cost of revenue	4,048	3,568	12,023	11,414

Gross profit	1,984	2,032	6,141	5,146
Operating expenses:
Selling	399	317	1,315	979
Research and development	167	124	480	332
General and administrative	1,162	1,153	3,523	3,103
Total operating expenses	1,728	1,594	5,318	4,414

Operating income	256	438	823	732

Interest expense	(123)	(163)	(408)	(492)
Change in fair value of warrant liability – decrease (increase)	66	318	(1,095)	293
Other income	1	1	6	6
Net Income (loss) before income taxes	200	594	(674)	539

Income tax (benefit) expense	(15)	18	(8)	18

Net Income (loss)	$215	$576	$(666)	$521

Other comprehensive income (loss):

Fair value adjustment of interest rate swap	(41)	—	(41)	—
Foreign currency translation adjustment	(31)	11	(65)	66

Comprehensive income (loss)	$143	$587	$(772)	$587

Basic net income (loss) per share	$0.03	$0.08	$(0.08)	$0.07
Diluted net income (loss) per share	$0.02	$0.07	$(0.08)	$0.06

Weighted average common shares outstanding:
Basic	8,068	7,673	7,922	7,656
Diluted	9,625	8,400	7,922	8,353

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013

Operating activities:
Net income (loss)	$(666)	$521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,195	1,313
Change in fair value of warrant liability – increase (decrease)	1,095	(293)
Employee stock compensation expense	65	187
Provision for doubtful accounts	2	9
Loss (Gain) on sale of property and equipment	1	(13)
Changes in operating assets and liabilities:
Accounts receivable	361	942
Inventories	(156)	177
Income taxes	(25)	15
Prepaid expenses and other assets	(641)	36
Accounts payable	(166)	(19)
Accrued expenses	(357)	(822)
Customer advances	507	(635)
Net cash provided by operating activities	1,215	1,418

Investing activities:
Capital expenditures	(343)	(15)
Proceeds from sale of equipment	—	20
Net cash (used) provided by investing activities	(343)	5

Financing activities:
Payments of long-term debt	(5,319)	(439)
Borrowings on long-term debt	5,500	—
Payments of debt issuance costs	(121)	(75)
Proceeds from exercise of stock options	1	—
Payments on revolving line of credit	(9,543)	(16,770)
Borrowings on revolving line of credit	8,128	15,658
Proceeds from Class A warrant exercises	183	—
Payments on capital lease obligations	(203)	(265)
Net cash used by financing activities	(1,374)	(1,891)

Effect of exchange rate changes	(66)	60

Net decrease in cash and cash equivalents	(568)	(408)
Cash and cash equivalents at beginning of period	1,304	721
Cash and cash equivalents at end of period	$736	$313

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$44	$60
Fair value of warrants exercised	$854	$—
Conversion of preferred shares to common shares	$150	$—

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2013. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2014 and 2013 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2014. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results for the year ending September 30, 2014.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

3.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The assumptions used to compute the fair value of options granted are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2013 as well as in the second table below for current fiscal year grants. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of June 30, 2014, there are 155 shares issuable upon the exercise of outstanding options that were granted outside of the Plan.. Stock based compensation expense for the three and nine months ended June 30, 2014 was $19 and $65, respectively. Stock based compensation expense for the three and nine months ended June 30, 2013 was $52 and $187, respectively.

A summary of our stock option activity for the nine months ended June 30, 2014 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2013	479	$1.77	$1.35
Exercised	(9)	1.17	0.97
Granted	30	2.81	2.35
Terminated	(77)	2.05	1.54
Outstanding - June 30, 2014	423	$1.80	$1.39

During the nine months ended June 30, 2014, we granted options for 30 common shares under the Plan. The fair value of the option grants are estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	2.26% - 2.45%
Dividend yield	0.00%
Expected volatility	94.62% - 94.65%
Expected life of the options (years)	8.0
Forfeitures	3.00%

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted income (loss) per share using the if-converted method for preferred stock and warrants and the treasury stock method for stock options. Shares issuable upon exercise of options were not considered in computing diluted income (loss) per share for the nine months ended June 30, 2014, because they were anti-dilutive. Warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the nine months ended June 30, 2014, because they were also anti-dilutive. Warrants for 1,377 common shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2013, respectively, because they were anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Basic net income (loss) per share:

Net Income (loss) applicable to common shareholders	$215	$576	$(666)	$521
Weighted average common shares outstanding	8,068	7,673	7,922	7,656

Basic net income (loss) per share	$0.03	$0.08	$(0.08)	$0.07

Diluted net income (loss) per share:

Net Income (loss) applicable to common shareholders	$215	$576	$(666)	$521
Change in Fair Value of Warrant Liability	(66)	-	-	-
Diluted net income (loss) applicable to common shareholders	$149	$576	$(666)	$521

Weighted average common shares outstanding	8,068	7,673	7,922	7,656

Series A preferred shares	592	696	-	696
Class A warrants	810	-	-	-
Dilutive stock options/shares	155	31	-	1

Diluted weighted average common shares outstanding	9,625	8,400	7,922	8,353

Diluted net income (loss) per share:	$0.02	$0.07	$(0.08)	$0.06

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2014	September 30, 2013

Raw materials	$1,200	$1,157
Work in progress	300	322
Finished goods	384	259
	$1,884	$1,738
Obsolescence reserve	(349)	(359)
	$1,535	$1,379

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Revenue:
Service	$4,754	$4,156	$14,196	$12,493
Product	1,278	1,444	3,968	4,067
	$6,032	$5,600	$18,164	$16,560

Operating income (loss):
Service	$293	$222	$669	$71
Product	(37)	216	154	661

	$256	$438	$823	$732

Interest expense	(123)	(163)	(408)	(492)
Change in fair value of warrant liability – decrease (increase)	66	318	(1,095)	293
Other income	1	1	6	6

Income (loss) before income taxes	$200	$594	$(674)	$539

7.	INCOME TAXES

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

At June 30, 2014 and September 30, 2013, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of (1.2%) is due to changes in our valuation allowance on our net deferred tax assets.

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

Mortgages and note payable

We had a term loan from Regions Bank (“Regions”), which was secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

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

Regions required us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. Failure to comply with those covenants would have been a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we were unable to obtain such modifications or waivers, Regions could have accelerated the maturity of the loans and caused a cross default with our other lender.

The Regions loan agreements both contained cross-default provisions with each other and with the revolving line of credit with Entrepreneur Growth Capital LLC (“EGC”) described below.

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

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at June 30, 2014 was $5,435.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. Pursuant to the Agreement, the revolving loan also carries an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The balance on the revolving loan at June 30, 2014 was $0.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $941 reserved for UK lease related costs in accounts payable on the condensed consolidated balance sheets.

The following table sets forth the rollforward of the restructuring activity for the nine months ended June 30, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, June 30, 2014
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	64	941
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	16	-
Other costs	117	-	-	-	117
Total	$978	$-	$-	$80	$1,058

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at June 30, 2014 and September 30, 2013 are as follows:

	June 30, 2014	September 30, 2013
	Warrant A	Warrant A

Risk-free interest rate	0.42%	0.51%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	64.48%	71.15%
Expected life of the options (years)	1.87	2.6

Fair value per unit	$1.067	$0.444

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

We use an interest rate swap, designated as a hedge, to fix the interest rate on 60% of the debt from our new Huntington credit facility. We did not enter into this derivative transaction to speculate on interest rates, but to hedge interest rate risk. The swap is recognized on the balance sheet at its fair value. The fair value is determined utilizing a cash flow model that takes into consideration interest rates and other inputs observable in the market from similar types of instruments, and is therefore considered a level 2 measurement. The following table presents the fair value outstanding at June 30:

		Fair Value at:
	Balance Sheet Classification	June 30, 2014	June 30, 2013

Interest rate swap agreement	Other long-term liabilities	$41	$-

11.	MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.  While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change, and wisely employ our stronger liquidity position. We will continue to take actions to make BASi a stronger company.

During the first nine months of fiscal 2014, revenues improved 9.6%, gross margin improved by 19.3% and operating income improved by 12.4% from the comparable period in fiscal 2013. We also generated $1,094 in cash from operations, maintained strict controls on expenditures and paid down our line of credit $1.4 million, while meeting all of our other obligations.

In May 2014, we entered into a new Credit Agreement with Huntington for both a term loan of $5,500 and a revolving loan of $2,000 and used a portion of the proceeds from those loans to pay off the Regions replacement note payable, as more fully described in Note 8.

For the remainder of fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with maintaining improved gross profit margins. We have debt service and lease obligations of approximately $0.9 million in fiscal 2014.

Based on our expected revenue, the impact of the cost reductions implemented and restructuring activities during fiscal 2012, the payoff of the prior note payable as well the ability to draw from the new revolving loan, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first nine months of fiscal 2014, we experienced an increase in the demand for our services as compared to the first nine months of fiscal 2013 resulting in higher levels of new orders. We believe in the fundamentals of the market. For the remainder of fiscal 2014, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first nine months of fiscal 2014, we had a 9.6% increase in revenues over the same period in fiscal 2013. Gross profit and operating income also increased in the first nine months of the current fiscal year compared to the prior fiscal year period by 19.3% and 12.4%, respectively. The improved margins and earnings were due to the revenue increase as well as dedication to cost monitoring. For a detailed discussion of our revenue, margins, earnings and other financial results for the nine months ended June 30, 2014, see “Results of Operations” below.

As of June 30, 2014, we had $736 of cash and cash equivalents as compared to $1,304 of cash and cash equivalents at the end of fiscal 2013. In the first nine months of fiscal 2014, we generated $1,215 in cash from operations partially due to the higher operating income we reported in the first nine months of fiscal 2014 versus the first nine months of fiscal 2013. Total capital expenditures were $343 in fiscal 2014, as compared to $5 of cash provided by investing activities for fiscal 2013 due to proceeds from the sale of equipment. We successfully paid off our line of credit in January 2014 and, on May 14, 2014, we entered into a new Credit Agreement with The Huntington National Bank (“Huntington”) for both a replacement term loan and a new revolving line of credit. We are poised for increased capacity utilization and potential strategic growth and are focused on continuing to improve our cash flow from operations in the remainder of fiscal 2014.

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

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change, and wisely employ our stronger liquidity position. We will continue to take actions to make BASi a stronger company.

For the remainder of fiscal 2014, we will focus on growing our revenues and continue initiatives to control costs and improve productivity to further reduce our break-even point and achieve our financial objectives. We expect to see improvement in the volume of new bookings in fiscal 2014 along with maintaining improved gross profit margins.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Service revenue	78.8%	74.2%	78.2%	75.4%
Product revenue	21.2	25.8	21.8	24.6
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	70.8	69.7	70.6	76.1
Cost of product revenue (a)	53.2	46.4	50.4	46.8
Total cost of revenue	67.1	63.7	66.2	68.9

Gross profit	32.9	36.3	33.8	31.1

Total operating expenses	28.7	28.5	29.3	26.7

Operating income	4.2	7.8	4.5	4.4

Other income (expense)	(0.9)	2.8	(8.2)	(1.1)

Income (loss) before income taxes	3.3	10.6	(3.7)	3.3

Income tax (benefit) expense	(0.3)	0.3	0.0	0.1

Net income (loss)	3.6%	10.3%	(3.7)%	3.2%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2014 increased 7.7% to $6,032 compared to $5,600 for the same period last year.

Our Service revenue increased 14.4% to $4,754 in the current quarter compared to $4,156 for the prior year period primarily as a result of higher toxicology and other laboratory services revenues partially offset by lower bioanalytical analysis revenues. Toxicology revenues increased due to an increase in the volume of new orders while bioanalytical analysis revenues in our third fiscal quarter of 2014 were negatively impacted by studies delayed by clients and fewer samples received

	Three Months Ended
	June 30,
	2014	2013	Change	%
Bioanalytical analysis	$1,573	$2,264	$(691)	-30.5%
Toxicology	2,521	1,314	1,207	91.9%
Other laboratory services	660	578	82	14.2%

Sales in our Products segment decreased 11.5% in the current fiscal quarter from $1,444 to $1,278 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling systems compared to the same period in the prior fiscal year.

	Three Months Ended
	June 30,
	2014	2013	Change	%
Culex®, in-vivo sampling systems	$555	$659	$(104)	-15.8%
Analytical instruments	556	542	14	2.6%
Other instruments	167	243	(76)	-31.3%

Cost of Revenues

Cost of revenues for the current quarter was $4,048 or 67.1% of revenue, compared to $3,568, or 63.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased slightly to 70.8% in the current quarter from 69.7% in the comparable period last year. This increase was due to slightly higher costs in our Toxicology site for increased use of outside scientific professional services and higher overtime pay as the site is conducting a higher volume of studies in the current quarter.

Cost of Products revenue as a percentage of Product revenue in the current quarter increased to 53.2% versus 46.4% from the comparable prior year period. The increase is mainly due to the mix of products sold and the rise in raw material costs.

Operating Expenses

Selling expenses for the three months ended June 30, 2014 increased 25.9% to $399 from $317 for the comparable period last year. This increase stems from higher personnel related expenses in the current quarter as compared to the same period in fiscal 2013. We hired new sales employees in our third quarter of fiscal 2013.

Research and development expenses for the third quarter of fiscal 2014 increased 34.7% over the comparable period last year to $167 from $124. The increase was primarily due to new employees and increased utilization of outsourced professional engineering services in the current quarter.

General and administrative expenses for the current quarter increased only 0.8% to $1,162 from $1,153 for the comparable prior year period. Building repairs, corporate insurance and employee search fees were higher in the current quarter.

Other Expense

Other expense (income) for the current fiscal quarter increased to $56 from ($156) for the same quarter of the prior fiscal year. The primary reason for the change is the change in the fair value of the warrant liability, including warrant exercises, partially offset by lower interest expense in fiscal 2014 due to the payoff of the Entrepreneur Growth Capital LLC line of credit and the more favorable interest rates under the credit facility with Huntington described under New Credit Facility below.

Income Taxes

Our effective tax rate for the quarters ended June 30, 2014 and 2013 was (7.5%) and 3.0%, respectively. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Service and Product Revenues

Revenues for the nine months ended June 30, 2014 increased 9.7% to $18,164 compared to $16,560 for the same period last year.

Our Service revenue increased 13.6% to $14,196 in the first nine months of fiscal 2014 compared to $12,493 for the prior year period primarily as a result of higher toxicology and other laboratory services revenues partially offset by lower bioanalytical analysis revenues. Toxicology and other laboratory services revenues increased due to an increase in the volume of new orders. Bioanalytical analysis revenues were negatively impacted by study cancellations by clients, a lower number of samples assayed as well as more time spent on method development and validations, which have lower revenues.

	Nine Months Ended
	June 30,
	2014	2013	Change	%
Bioanalytical analysis	$5,262	$6,197	$(935)	-15.1%
Toxicology	6,939	4,667	2,272	48.7%
Other laboratory services	1,995	1,629	366	22.5%

Sales in our Products segment decreased 2.4% in the first nine months of fiscal 2014 from $4,067 to $3,968 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of analytical products and a decrease in hardware maintenance and service.

	Nine Months Ended
	June 30,
	2014	2013	Change	%
Culex®, in-vivo sampling systems	$1,812	$1,658	$154	9.3%
Analytical instruments	1,568	1,730	(162)	-9.4%
Other instruments	588	679	(91)	-13.4%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2014 was $12,023 or 66.2% of revenue, compared to $11,414, or 68.9% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 70.6% in the first nine months of fiscal 2014 from 76.1% in the comparable period of the prior year. The principal cause of this decrease was the increase in service revenues which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Products revenue as a percentage of Product revenue in the first nine months of fiscal 2014 increased to 50.4% from 46.8% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold and increases in raw material costs in the first nine months of fiscal 2014 .

Operating Expenses

Selling expenses for the nine months ended June 30, 2014 increased 34.3% to $1,315 from $979 for the comparable period last year. This increase stems mainly from hiring new sales employees in the second half of fiscal 2013.

Research and development expenses for the first half of fiscal 2014 increased 44.6% over the comparable period of prior year to $480 from $332. The increase was primarily due to personnel costs of new employees and increased utilization of outsourced professional engineering services in the current year.

General and administrative expenses for the first half of fiscal 2014 increased 13.5% to $3,523 from $3,103 for the comparable prior year period. The increase stems mainly from outside services and consulting expenses to repair and maintain multiple building services during the unusually harsh winter as well as higher utilities costs and employee search fees in the current year.

Other Expense

Other expense for the first nine months of fiscal 2014 increased to $1,497 from $193 for the same period of the prior fiscal year. The primary reason for the increase is the change in the fair value of the warrant liability, including warrant exercises, offset slightly by lower interest expense in fiscal 2014 due to the payoff of the Entrepreneur Growth Capital LLC line of credit and the more favorable interest rates under the credit facility with Huntington described under New Credit Facility below.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2014 and 2013 was 1.2% and 3.5%, respectively. No net benefits have been provided on taxable losses in the current fiscal year. We continue to maintain a full valuation allowance on our U.S. and UK subsidiary deferred income tax balances.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $941 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the nine months ended June 30, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, June 30, 2014
One-time termination benefits	$-	$-	$-	$-	$-
Lease related costs	877	-	-	64	941
Equipment moving costs and method transfers	-	-	-	-	-
Travel and relocation costs	-	-	-	-	-
Loss on sale of equipment	(16)	-	-	16	-
Other costs	117	-	-	-	117
Total	$978	$-	$-	$80	$1,058

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2014, we had cash and cash equivalents of $736, compared to $1,304 at September 30, 2013.

Net cash provided by operating activities was $1,215 for the nine months ended June 30, 2014, compared to $1,418 for the nine months ended June 30, 2013. The decrease in cash provided by operating activities in the current year partially results from increases in inventory and prepaid expenses in the current year versus the prior year. Other factors contributing to our cash from operations for the first nine months of fiscal 2014 were noncash charges of $1,195 for depreciation and amortization and an increase in the fair value of warrant liability of $1,095 as well as a decrease in accounts receivable of $361, offset by a decrease in accounts payable of $166, along with a decrease in accrued expenses of $357. Included in operating activities for the first nine months of fiscal 2013 are non-cash charges of $1,313 for depreciation and amortization, a net decrease in accounts receivable of $942, offset slightly by cash paid during the year for restructuring activities of $546 and a net decrease in customer advances of $635.

Investing activities used $343 in the first nine months of fiscal 2014 due to capital expenditures as compared to $5 provided by investing activities in the first nine months of fiscal 2013. Our principal investments were for laboratory equipment and general building infrastructure and maintenance.

Financing activities used $1,374 in the first nine months of fiscal 2014 as compared to $1,891 used for the first nine months of fiscal 2013. Cash used by financing activities in the first nine months of 2014 was impacted by the paydown of the EGC line of credit of $1,415 as well as payments of capital lease obligations of $203 offset by proceeds from Class A warrant exercises and stock option exercises of $184 along with net proceeds from the new credit facility of $181. The main use of cash in the first nine months of fiscal 2013 was for long-term debt and capital lease payments of $704 as well as net payments on our prior line of credit of $1,112.

Capital Resources

Prior to obtaining the new credit facility described below, we had a term loan from Regions Bank (“Regions”), which was secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. Prior to termination in January 2014, we had a $3,000 line of credit with EGC. The EGC line of credit was subject to availability limitations.

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

Regions required us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. Failure to comply with those covenants would have been a default under the Regions loans, requiring us to negotiate with Regions regarding loan modifications or waivers. If we were unable to obtain such modifications or waivers, Regions could have accelerated the maturity of the loans and caused a cross default with our other lender. The Regions loan agreements contained cross-default provisions with each other and formerly with the revolving line of credit with EGC described below that was terminated in January 2014.

Revolving Line of Credit

On January 31, 2014, we paid off the remaining balance on our $3,000 revolving line of credit agreement (“Credit Agreement”) with EGC. Pursuant to the terms of the Credit Agreement, the line of credit would have automatically renewed on January 31, 2014 unless either party gave a 60-day notice of intent to terminate or withdraw. On October 30, 2013, we informed EGC of our intent not to renew the line of credit on January 31, 2014 and the line of credit terminated on that date.

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

New Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at June 30, 2014 was $5,435.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $0 at June 30, 2014.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, and asset sales At June 30, 2014, we were in compliance with these covenants.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

Based on our expected revenue and the impact of the cost reductions implemented as well as the availability of the new line of credit, we project that we will have the liquidity required to meet our fiscal 2014 operations and debt obligations.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at June 30, 2014 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At June 30, 2014, remaining recorded goodwill was $1,383.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $19 and $65 during the three and nine months ended June 30, 2014, respectively. We recognized stock based compensation related to stock options of $52 and $187 for the three and nine months ended June 30, 2013, respectively.

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

Employee stock-based compensation expense recognized in the first three and nine months of fiscal 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2014 and September 30, 2013, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. For the first nine months of fiscal 2014, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

	Fair Value per Share		Fair Value in $$			Change in Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of the Huntington debt due to changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of June 30, 2014.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first nine months of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6 - EXHIBITS

(a) Exhibits:

Number		Description of Exhibits

(10)	10.1	Credit Agreement between Bioanalytical Systems, Inc and The Huntington National Bank, dated May 14, 2014 (filed herewith).

	10.2	Offer Letter by and between Bioanalytical Systems, Inc. and Jeffrey Potrzebowski, effective June 9, 2014 (filed herewith).
(31)	31.1	Certification of Chief Executive Officer (filed herewith).
	31.2	Certification of Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2014	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2014	By: /s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Credit Agreement between Bioanalytical Systems, Inc and The Huntington National Bank, dated May 14, 2014 (filed herewith).
	10.2	Offer letter by and between Bioanalytical Systems, Inc. and Jeffrey Potrzebowski, effective June 9, 2014 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).
	31.2	Certification of Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

