Form 10-K
period 2014-09-30
BIOANALYTICAL SYSTEMS INC
filed 2014-12-29
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2014.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,737,000. As of December 22, 2014, 8,075,847 of registrant's common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors beginning on page 13 of the Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

(Dollar amounts in thousands, except per share data, unless noted otherwise.)

ITEM 1 - BUSINESS

General

Bioanalytical Systems, Inc. (“We” the “Company”, or “BASi”) is an international contract research organization providing drug discovery and development services and analytical instruments. Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. Our clients and partners include pharmaceutical, biotechnology, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development instruments, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years since its formation as a corporation organized in Indiana in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to many of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing medicines.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CROs to be unable to develop a flow of projects from a single company. These companies may expend all of their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

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

Over the past 25 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra-high-throughput screening, new in vitro and in vivo preclinical profiling techniques and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen chemical compounds against targets much more quickly, with literally millions of compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

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

Changes in the Regulatory Environment

The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research. Recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In 2007, primarily in response to the FDA’s handling of post market data and recent drug safety concerns, the FDA Act was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provided the FDA with new regulatory authority to require drug sponsors to run post-approval studies and clinical trials and develop and implement risk evaluation and mitigation strategies. It is also likely that additional legislation will be passed that will impact the FDA and drug development and approval process in the United States. The FDA Act, continued drug safety issues and future legislation could have a lasting and pronounced impact on the drug discovery and development industry.

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

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 40 years of operation.

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

Contract Research Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the contract research services segment were $19.1 million for fiscal 2014. The following is a description of the services provided by our contract research services segment:

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

Revenues for our products segment were $5.5 million for fiscal 2014. We offer three (3) principal product lines: Analytical Products, In vivo Sampling Products and Vetronics’ Products. The following is a brief description of the products offered:

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

In fiscal 2014, our Preclinical services group significantly expanded its presence at two important existing customers. In fiscal 2014, Arrowhead Research Corporation accounted for approximately 12.1% of total sales and 18.5% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Arrowhead accounted for approximately 0.4% of total sales and 4.6% of total trade accounts receivable at September 30, 2013. In fiscal 2014, Principia Biopharma accounted for approximately 8.7% of total sales and 8.4% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Principia Biopharma accounted for approximately 0.4% of total sales and 7.1% of total trade accounts receivable at September 30, 2013.

In fiscal 2014, Boehringer Ingelheim remained an important customer accounting for approximately 5.9% of total sales and 2.5% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Boehringer Ingelheim accounted for approximately 6.0% of total sales and 2.6% of total trade accounts receivable at September 30, 2013. The clients discussed are included in our contract research services segment. There can be no assurance that our business will move away from dependence upon a limited number of customer relationships.

Sales and Marketing

With both large and small pharmaceutical and biotechnology companies, as well as research institutions, we promote our services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. We recognize that our growth and customer satisfaction depend upon our ability to continually improve and create new client relationships.

Our sales and global marketing initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, and our website, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through client presentations, corporate material and at trade events and industry conferences.

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including via speaking engagements, the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these endeavors we seek to further our reputation for professional excellence.

As of September 30, 2014 we have 10 employees on our global sales and marketing staff. We have a network of 19 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

Contractual Arrangements

Our service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at minimum, our invested costs when contracts are terminated.

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

Products

Though many global analytical instruments competitors exist, we have an extensive, long standing network of customers who are repeat buyers and recommend our products. In contrast, there are few competitors for our in vivo sampling products. The primary market is large pharmaceutical research departments and academic research institutions. Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service. We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment. As customers’ needs constantly change, we continually refine our products and develop new products which meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations. Since April 2005, we have been audited, on a routine basis, by the FDA fifteen times. The FDA has visited eleven times in West Lafayette and four times at the Evansville location. Of the fifteen FDA audits, ten were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings.  Our West Lafayette location was also audited by the Environmental Protection Agency during fiscal 2013 with no findings.

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

Preclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. In addition to being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International ("AAALAC") and have registered assurance with the NIH.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. We have both developed and purchased software to ensure compliant documentation, handling and reporting of laboratory-generated study data. We use 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group. At the end of fiscal 2014, our contract research operations were compliant with applicable US FDA regulations (including 21 CFR Part 11) in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of laboratory specimens, including regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

HIPAA

The U.S. Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that govern the disclosure of confidential medical information in the United States. We have had a global privacy policy in place since January 2001 and believe that we are in compliance with HIPAA and current European Union requirements regarding confidential medical information. We continue to monitor our compliance with these regulations, and we intend to take appropriate steps to ensure compliance as these and other privacy regulations are revised or additional regulations come into effect.

Product Liability and Insurance

We maintain product liability and professional errors and omissions liability insurance, providing approximately $6.0 million in coverage on a claims-made basis. Additionally, in certain circumstances, we seek to manage our liability risk through contractual provisions to be indemnified by the client or covered by the client’s liability insurance policies. Also, in certain types of engagements, we seek to limit our contractual liability to clients to the amount of fees received. The contractual arrangements are subject to negotiation with clients, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by client and project.

Research and Development

In fiscal 2014 and 2013, we spent $658 and $454, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

We currently hold three U.S. federally registered trademarks. We also have one issued U.S. patent on the Dried Blood Spot (DBS) sampling card for the Culex® Automated Blood Sampling Instrumentation and a pending U.S. patent application for another element of the DBS technology. There are also three pending international patent applications for this technology in Japan, Canada, and Europe. Additionally, we have two issued U.S. patents and one pending U.S. patent application for the No Blood Waste technology for the Culex® instrument. There are two pending international patent applications for this technology in Europe and Canada. There are two additional issued U.S. patents and 15 issued international patents in Germany, Denmark, Europe, Spain, France, Great Britain, Japan, Sweden, and Switzerland relating to the Raturn® technology which can be used with the Culex® system; one issued U.S. patent relating to pinch valve technology; and one pending U.S. patent application and three pending international patent applications in Japan, Canada, and Europe relating to a tube assembly system that could potentially be used in the Culex® system.

Our issued patents are protected for durations ranging from April of 2017 to October of 2031. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the essential components in our products.

Employees

At September 30, 2014, we had 150 full-time employees and 9 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2014. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Jacqueline M. Lemke	52	President and Chief Executive Officer,

Jeffrey Potrzebowski	61	Chief Financial Officer, Vice President-Finance

John P. Devine, Jr.*	53	Vice President, Preclinical Services

Dr. James S. Bourdage	62	Vice President Bioanalytical Operations

Connie Dougherty	52	Vice President of Business Development

*As stated below, Mr. Devine’s Employment Agreement was not renewed beyond its current term. His official termination date is December 30, 2014

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

Jeffrey Potrzebowski joined the Company as Vice President-Finance and Chief Financial Officer on June 9, 2014. Prior to joining the Company, from 2006 to 2013, Mr. Potrzebowski was CFO of Oerilkon Drive Systems, a manufacturer of gear and drive solutions. Prior to that, Mr. Potrzebowski was Senior Vice President and CFO of Remy International before which, Mr. Potrzebowski had spent twelve years in financial positions of increasing responsibility with Great Lakes Chemical Corporation. Mr. Potrzebowski is a Certified Public Accountant (CPA), with a bachelor’s degree in Business Administration in Accounting from Toledo University.

John P. Devine, Jr., joined the Company in 1989 and has been Vice President, Preclinical Services , since fiscal 2011. Mr. Devine was responsible for BASi’s in vivo discovery services and preclinical services.  On September 18, 2014, Mr. Devine was given notice that, pursuant to his Employment Agreement, it is the Company’s intention not to extend the term of his Employment Agreement beyond its current term. Mr. Devine earned his bachelor’s degree in biology from the University of Southern Indiana, is a Board Certified Toxicologist and is a regional and national member of the Society of Toxicology.

Dr. James S. Bourdage, joined the Company as Vice President of Bioanalytical Operations on June 2, 2014. Prior to joining the Company, Dr. Bourdage was Executive Director Biopharmaceutical CMC Solutions at Covance Inc., Greenfield, Indiana, since 2011, where he was responsible for the US Biotechnology CMC operation of this $2.4 billion drug development services organization. From 2009 to 2011, Dr. Bourdage was Senior Director, Bioanalytical Sciences, at Pharmathene, Inc., Annapolis, Maryland, a biodefense company with more than $300 million in government contracts. From 2003 to 2009, Dr. Bourdage was Global Research Advisor and Team Leader, Laboratory for Experimental Medicine at Eli Lilly Co., Indianapolis, where his responsibilities included oversight of biotherapeutic immunogenicity and biomarker assay development to support global clinical trials. Previously, he was Senior Research Scientist, Drug Absorption and Transport at Pharmacia (Upjohn), Kalamazoo, Michigan, where he received the Upjohn Corporate Special Recognition Award in 1992 and the Quality Control Achievement Award in 1993. Dr. Bourdage received a Ph.D. in Immunochemistry from the University of Illinois in 1979. He is a member of the American Society of Clinical Pathologists and the American Association of Pharmaceutical Scientists.

Connie Dougherty, joined the Company as Vice President of Business Development on September 15, 2014. Prior to joining the Company, from 2008 to 2014, Ms. Dougherty served as Area Marketing Manager - Northern New Jersey, Manhattan, and Queens for Sunoco, a Division of Energy Transfer Partners. In that role Ms. Dougherty was responsible for commercializing new business opportunities and developing strategic relationships. Previously, she was Territory Manager Downstream Business for, Exxon Company, USA/Exxon Mobil –Marketing. Ms. Dougherty also held a variety of sales leadership positions at Lehigh Gas Inc. and Sun Refining and Marketing Company. Ms. Dougherty received a Bachelor of Science degree in business from Rowan University in Glassboro, New Jersey in 1985.

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge upon written request or by visiting www.BASinc.com/invest. Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties including media inquiries should be directed to:

BASi Investor Relations,

Attn: Jeffrey Potrzebowski

2701 Kent Avenue, West Lafayette, IN 47906 USA

Phone 765-463-4527, Fax 765-497-1102, basi@BASinc.com

ITEM 1A - RISK FACTORS

Risks Related to Our Business

Our business is subject to many risks and uncertainties, which may affect our future financial performance. If any of the events or circumstances described below occur, our business and financial performance could be adversely affected, our actual results could differ materially from our expectations and the market value of our stock could decline. The risks and uncertainties discussed below are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance.

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

Two customers accounted for approximately 20.8% of our total revenue in fiscal 2014 and three customers accounted for approximately 15.3% of our total revenues in fiscal 2013. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for 5% or more of our total revenue or that our business may be dependent on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies comply with the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying, or that make our services less competitive, could substantially change the demand for our services. Also, if the government increases efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our customers may spend less, or reduce their growth in spending on research and development.

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

Our overall strategy includes increasing revenue on a consistent basis and controlling our operating expenses in support of the revenue growth. We have concentrated our efforts on enhancing our business development program as well as ongoing Company-wide efficiency activities intended to increase productivity and streamline our operations. We cannot assure that our efforts will result in profitability, or if our efforts result in profits, such profits will continue for any meaningful period of time.

Our failure to comply with the covenants contained in our credit facility, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank. The agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities and in West Lafayette and Evansville, Indiana and liens on our personal property. This credit facility requires us to maintain certain financial ratios. The credit facility also requires us to comply with various operational and other covenants. If there were an event of default under our credit facility that was not cured or waived, the lenders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under the credit facility, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit facility.. Please see Note 7 to the Consolidated Financial Statements for additional detail regarding our credit facility.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Moreover, we must maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. If we are unable to maintain effective internal controls over financial reporting or disclosure controls and procedures or remediate any material weakness, it could result in a material misstatement of our consolidated financial statements that would require a restatement, investor confidence in the accuracy and timeliness of our financial reports may be adversely impacted, and the market price of our common shares could be negatively impacted.

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

We might incur expense to develop products that are never successfully commercialized.

We have incurred and expect to continue to incur research and development and other expenses in connection with our products business. The potential products to which we devote resources might never be successfully developed or commercialized by us for numerous reasons, including:

•	inability to develop products that address our customers’ needs;

•	competitive products with superior performance;

•	patent conflicts or unenforceable intellectual property rights;

•	demand for the particular product; and

•	other factors that could make the product uneconomical.

Incurring expenses for a potential product that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

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

We rely on third parties for important services.

We depend on third parties to provide us with services critical to our business. The failure of any of these third parties to adequately provide the needed services including, without limitation, transportation services, could have a material adverse effect on our business.

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

Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of research products or result in other liability to us.

It is important that our research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, can cause loss of animals in our inventory, can result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or can result in other losses. Such results could harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We may expand our business through acquisitions.

We occasionally review acquisition candidates. Factors which may affect our ability to grow successfully through acquisitions include:

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

Privacy regulations could increase our costs or limit our services.

The U.S. Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act of 1996 These regulations demand greater patient privacy and confidentiality. Some state governments are considering more stringent regulations. These regulations might require us to increase our investment in security or limit the services we offer. We could be found liable if we fail to meet existing or proposed regulations on privacy and security of health information.

We may be affected by health care reform.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act (“PPACA”) intended over time to expand health insurance coverage and impose health industry cost containment measures.  PPACA legislation and the accompanying regulations may significantly impact the pharmaceutical and biotechnology industries as it is implemented over the next several years.  In addition, the U.S. Congress, various state legislatures and European and Asian governments may consider various types of health care reform in order to control growing health care costs. We are unable to predict what legislative proposals will be adopted in the future, if any.

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

NASDAQ requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

•              Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 121,000 square feet of operations, manufacturing, and administrative space. Both the contract research services segment and the products segment conduct operations at this facility. The building has been financed by mortgages.

•              BAS Evansville Inc. is in Evansville, Indiana. We occupy 10 buildings with roughly 92,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in preclinical toxicology testing of developmental drugs in animal models. The contract research services segment conducts operations at this facility.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2014, our common stock was traded on the NASDAQ Capital Market under the symbol “BASi”. The following table sets forth the quarterly high and low sales price per share of our common stock from October 1, 2012 through September 30, 2014.

	High	Low
Fiscal Year Ended September 30, 2013
First Quarter	$1.36	$1.10
Second Quarter	1.80	1.23
Third Quarter	1.64	1.25
Fourth Quarter	1.58	1.26

Fiscal Year Ended September 30, 2014
First Quarter	$3.06	$1.29
Second Quarter	3.30	2.49
Third Quarter	2.95	2.51
Fourth Quarter	2.60	2.12

Holders

There were approximately 2,700 holders of record of our common stock as of December 19, 2014.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2014 or 2013 and do not anticipate paying cash dividends in the foreseeable future. Dividends paid on our Series A preferred shares are discussed in Note 3 to the Notes to Consolidated Financial Statements.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 7-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements. Please refer to page 1 of this Report for a cautionary statement regarding forward-looking information.

References to years or portions of years in this Item refer to our fiscal year ended September 30, unless otherwise indicated. The following amounts are in thousands unless otherwise indicated.

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

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our contract research services segment is a direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several of the biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CROs to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2014, we experienced increased demand as compared to fiscal 2013 in our Contract Research services segment. Most notably significant revenue gains were reported by our Preclinical Services unit which supports our clients' Phase II & III clinical trials. In our Product segment revenue was down slightly compared to the prior fiscal year due in part from lower sales of certain analytical instruments, offset in part by increased sales of our Culex®, in vivo sampling systems.. For fiscal 2015, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues increased approximately 11.4% in fiscal 2014; and gross margin increased 0.4% from fiscal 2013. Operating expenses increased 16.5% in fiscal 2014 from fiscal 2013 due in large part to rebuilding the organization with the addition of new business development personnel and increased spending for engineering and product development. In addition, at September 30, 2014, our annual goodwill impairment test was completed for Vetronics, a reporting unit within our Products Segment, resulting in an impairment charge totaling $374 in fiscal 2014. In late 2014 we began shifting our market focus and will no longer actively market the Vetronics product offering. However, we will continue to service the units in the field. The benefit of higher revenues in fiscal 2014 was more than offset by the increase in operating expenses and the impairment charge resulting in a reported operating income of $334 in fiscal 2014 compared to operating income of $830 in fiscal 2013. For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2014, see “Results of Operations – 2014 Compared to 2013” below.

As of September 30, 2014, we had $981 of cash and cash equivalents as compared to $1,304 of cash and cash equivalents at the end of fiscal 2013. In fiscal 2014, we generated $1,726 in cash from operations as compared to $1,594 in fiscal 2013. Total capital expenditures increased in fiscal 2014 to a level of $523 reflecting ongoing investment in our business due to our improved liquidity position.

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off our outstanding indebtedness to Regions Bank. The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. More information regarding this credit facility is provided in “Liquidity and Capital Resources – New Credit Facility”.

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

Our long-term strategic objective is to maximize the Company’s intrinsic value per share. While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and wisely employ our stronger liquidity position. We will continue to make BASi a stronger company.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2014	2013

Service revenue	77.7%	74.6%
Product revenue	22.3	25.4
Total revenue	100.0%	100.0%

Cost of service revenue (a)	72.7	75.4
Cost of product revenue (a)	49.8	46.4
Total cost of revenue	67.6	68.0

Gross profit	32.4	32.0

Operating expenses	31.0	28.2

Operating income	1.4	3.8

Other expense	5.7	0.2

(Loss) income before income taxes	(4.3)	3.6

Income tax expense	0.0	0.1

Net (loss) income	(4.3)%	3.5%

(a)	Percentage of service and product revenues, respectively.

2014 Compared to 2013

Service and Product Revenues

Revenues for the year ended September 30, 2014 increased 11.4% to $24,584 compared to $22,068 for the year ended September 30, 2013. In fiscal 2014, we experienced increased demand in our Contract Research services segment. Most notably, significant revenue gains were reported by our Preclinical services unit which supports our client’s Phase II & III clinical trials. In our Product segment revenue was down slightly compared to same period one year ago due in part from lower sales of certain analytical instruments offset in part by increased sales of our Culex®, in vivo sampling systems over the same period one year ago.

Our Services revenue increased 15.9% in fiscal 2014 to $19,097 compared to $16,473 for the prior fiscal year. An increase in the number of primate studies and an increase in post-IND chronic studies reported by our Preclinical Services unit were the main drivers for the increase in revenue. The following table details our Service revenue.

	Fiscal Year Ended September 30,
	2014	2013	Change	%
Bioanalytical Analysis	$7,146	$7,930	$(784)	-9.9%
Preclinical Services	9,626	6,532	3,094	47.4%
Other Laboratory Services	2,325	2,011	314	15.6%

Sales in our Products segment decreased 1.9% from $5,595 to $5,487 when compared to the prior fiscal year. The majority of the decline stems from lower sales of certain analytical instruments offset in part by increased sales of our Culex®, in vivo sampling systems over the same period one year ago. The following table details our Product revenue.

	Fiscal Year Ended September 30,
	2014	2013	Change	%
Culex, in-vivo sampling systems	$2,535	$2,322	$213	9.2%
Analytical instruments	2,120	2,399	(279)	-11.6%
Other instruments	832	874	(42)	-4.8%

Cost of Revenue

Cost of revenue for the year ended September 30, 2014 was $16,622 or 67.6% of revenue compared to $15,013, or 68.0% of revenue for the prior fiscal year.

Cost of Service revenue as a percentage of Service revenue decreased to 72.7% in the current fiscal year from 75.4% in the prior fiscal year. The main reason for the decrease was our ability to leverage the higher revenue in fiscal year 2014 over our fixed cost base as well as strict spend monitoring during the fiscal year.

Cost of Product revenue as a percentage of Product revenue in the current fiscal year increased to 49.8% from 46.4% in the prior fiscal year. This increase is mainly due to a change in the mix of products sold in the current fiscal year, higher expediting costs as well as an increase in cost for selected purchased parts used in assembly operations.

Operating Expenses

Selling expenses for the year ended September 30, 2014 increased by 21.2% to $1,656 from $1,366 for the year ended September 30, 2013. This increase stems from the hiring of three Business Development employees, two in the fourth quarter of fiscal 2013 and one in fiscal 2014, in addition to an increase in employee health care costs, commissions, travel, and other employee costs including tuition reimbursement.

Research and development expenses for the year ended September 30, 2014 increased 44.9% to $658 from $454 for the year ended September 30, 2013. Higher personnel costs due to the addition of one scientist, increased benefit costs, and higher spending for outside services drove the increase.

General and administrative expenses for the current fiscal year increased 12.1% to $4,940 from $4,405 for the prior fiscal year. The principal reasons for the increase were higher personnel costs due to the addition of personnel in Finance and Client Services, increased employee health care costs, higher spending for legal and consulting expenses and costs in our fourth fiscal quarter of $68 associated with the separation agreement between the Company and the Vice President of Preclinical Services.

We performed our annual goodwill impairment test as of September 30, 2014, the end of our fiscal year. The estimated fair value of our Vetronics reporting unit was less than its related book value and we determined that its goodwill balance was impaired. In late 2014 we began shifting our market focus and will no longer actively market the Vetronics product offering. However, we will continue to service the units in the field. Accordingly, step two of the goodwill impairment test was completed for the Vetronics reporting unit which resulted in an impairment charge totaling $374 in the fourth quarter. There was no indication of impairment for the Bioanalytical Services and Preclinical Services reporting units as of September 30.

Other Income/Expense

Other expense, net, was $1,397 for the year ended September 30, 2014 as compared to $41 for the year ended September 30, 2013. The primary reason for the increase in expense was due to an increase in the fair value of the warrant liability offset in part by lower interest costs in fiscal 2014 resulting from the refinancing of our credit facility.

Income Taxes

Our effective tax rate for the year ended September 30, 2014 was (0.6)% compared to 2.1% for the prior fiscal year. The current year expense primarily relates to federal alternative minimum tax. The prior year expense primarily relates to state franchise taxes. No net benefits have been provided on taxable losses in the current fiscal year.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth quarter of fiscal 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $961 reserved for UK lease related costs.

The following table sets forth the roll-forward of the restructuring activity for the year ended September 30, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, September 30, 2014
Lease related costs	$877	$84	$-	$-	$961
Receivable from sale of equipment	(16)	-		16	-
Other costs	117	-		-	117
Total	$978	$84	$-	$16	$1,078

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve roll-forward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2014, we had cash and cash equivalents of $981 compared to $1,304 at September 30, 2013.

Net cash provided by operating activities was $1,684 for the year ended September 30, 2014, compared to net cash provided by operating activities of $1,594 for the year ended September 30, 2013. The increase in cash provided by operating activities in the current fiscal year results from the increase in the fair value of warrant liability of $918 compared to a decline in the fair value of $601 in the prior fiscal year. Other contributing factors to our cash from operations in fiscal 2014 were noncash charges of $1,597 for depreciation and amortization and $84 for stock option expense. Changes in working capital in fiscal 2014 consisted of an increase in customer advances of $175 and a decrease in accounts receivable of $910, a decrease of accounts payable amounting to $863, an increase in inventory of $185 and a decrease in accrued expenses of $153. Included in operating activities for fiscal 2013 are non-cash charges of $1,723 for depreciation and amortization and $225 for stock option expense. Working capital changes in fiscal 2013 included a decrease in inventory of $277 offset by a decrease in accounts payable of $269, a decrease in accrued expenses amounting to $378 and a decrease in customer advances of $197.

Investing activities used $490 in fiscal 2014 as opposed to providing cash of $12 in fiscal 2013. The investing activity in fiscal 2014 consisted of investments in capital improvements and equipment replacement. The increase in capital expenditures in fiscal 2014 reflects the stronger liquidity position of the Company and the investments being made to support our growth initiatives. The cash provided in fiscal 2013 relates to proceeds from the sale of equipment disposed of in our West Lafayette facility.

Financing activities used $1,513 in fiscal year 2014 as compared to $1,022 used in fiscal 2013. The main uses of cash in fiscal 2014 were for net payments on our line of credit of $ 1,213, capital lease payments of $276 as well as net payments on our long-term debt of $16 net of new borrowings, offset in part by proceeds for warrant exercises amounting to $183. The main uses of cash in fiscal 2013 were for long-term debt and capital lease payments of $918 as well as net payments on our line of credit of $29.

Capital Resources

Prior to obtaining the new credit facility described below, we had a term loan from Regions Bank (“Regions”), which was secured by mortgages on our facilities in West Lafayette and Evansville, Indiana. In addition, prior to its termination in January 2014, we had a $3,000 line of credit with EGC. The EGC line of credit was subject to availability limitations.

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

New Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions Bank replacement note payable. The balance on the term loan at September 30, 2014 was $5,238.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $202 at September 30, 2014.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. At September 30, 2014, we were in compliance with these covenants.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

Based on our expected revenue and the impact of the cost reductions implemented as well as the availability of the new line of credit, we project that we will have the liquidity required to fund the initiatives in support of our strategy for fiscal 2015 in addition to meeting our debt obligations.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 7, Debt Arrangements.

	2015	2016	2017	2018	2019	Total

Term loan	$786	$786	$786	$785	$2,095	$5,238
Capital lease obligations	308	242	31	27	16	624
Operating leases	856	16	1	-	-	873

	$1,950	$1,044	$818	$812	$2,111	$6,735

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

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares had a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election. After May 11, 2014, the Series A preferred shares participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares were converted prior to May 11, 2014, we would have also been required to pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination thereof, $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion (a “make-whole” payment). The Class A Warrants are exercisable currently and expire in May 2016. The Class B Warrants expired in May 2012. The Class A Warrants are accounted for as a liability using the fair value for each on the issuance date and are marked to fair value at each reporting date. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes. Because the preferred dividend or make-whole payment is triggered at the option of the preferred shareholder, we recorded the dividend liability at the time of the offering close and will not have any preferred dividend liability subsequent to the fiscal quarter ended June 30, 2011.

As of September 30, 2014, 4,321 preferred shares had been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. As of September 30, 2014, 577,897 warrants have been exercised. At September 30, 2014, 1,185 preferred shares and 798,603 warrants remained outstanding.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2014 are Vetronics, which is included in our Products segment, Bioanalytical Services and Preclinical Services, which are both included in our contract research services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2014. The estimated fair value of our Vetronics reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late 2014, we began shifting our market focus and will no longer actively market the Vetronics product offering. As a service to our existing customers,, we will continue to service the units in the field. Accordingly, step two of the goodwill impairment test was completed for the Vetronics reporting unit which resulted in an impairment charge totaling $374 in the fourth quarter of fiscal 2014. There was no indication of impairment for the Bioanalytical Services and Preclinical Services reporting units as of September 30, 2014.

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

At September 30, 2014 and 2013, remaining recorded goodwill was $1,009 and $1,383, respectively. The changes in the carrying amount of goodwill for the year ended September 30, 2014, are as follows:

	Vetronics	Bioanalytical Services	Preclinical Services	Total

Balance as of October 1, 2013	$374	$971	$38	$1,383

Impairment loss	(374)	-	-	(374)

Balance as of September 30, 2014	$-	$971	$38	$1,009

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $84 and $225 during the fiscal years ended September 30, 2014 and 2013, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2014 and 2013 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense recognized in future periods.

Income Tax Accounting

As described in Note 8 to the consolidated financial statements, we use the asset and liability method of accounting for income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

As of September 30, 2014 and 2013, we had a $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S. and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2009.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. As of September 30, 2014, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

	Fair Value per Share		Fair Value			Change in Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix 60% of the Huntington debt due to mitigate changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

New Accounting Pronouncements

Effective October 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605,

Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carry forward, a similar tax loss or a tax credit carry-forward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance became effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$981	$1,304
Accounts receivable
Trade, net of allowance of $54 and $87 at September 30, 2014 and 2013, respectively	2,557	3,621
Unbilled revenues and other	878	691
Inventories	1,564	1,379
Prepaid expenses	675	238
Total current assets	6,655	7,233

Property and equipment, net	15,949	16,913
Goodwill	1,009	1,383
Debt issue costs, net	122	21
Other assets	39	47
Total assets	$23,774	$25,597

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,672	$3,584
Accrued expenses	1,842	1,689
Customer advances	2,990	2,815
Income tax accruals	20	30
Revolving line of credit	202	1,415
Fair value of warrant liability	676	612
Current portion of capital lease obligation	279	268
Current portion of long-term debt	786	613
Total current liabilities	9,467	11,026

Fair value of interest rate swap	21	—
Capital lease obligation, less current portion	298	471
Long-term debt, less current portion	4,452	4,641
Total liabilities	14,238	16,138

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at September 30, 2014 and 1,335 at September 30, 2013	1,185	1,335
Common shares, no par value:
Authorized 19,000,000 shares; 8,075,335 issued and outstanding at September 30, 2014 and 7,703,891 at September 30, 2013	1,980	1,887
Additional paid-in capital	21,154	19,925
Accumulated deficit	(14,790)	(13,720)
Accumulated other comprehensive income	7	32

Total shareholders’ equity	9,536	9,459

Total liabilities and shareholders’ equity	$23,774	$25,597

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2014	2013

Service revenue	$19,097	$16,473
Product revenue	5,487	5,595
Total revenue	24,584	22,068

Cost of service revenue	13,889	12,416
Cost of product revenue	2,733	2,597
Total cost of revenue	16,622	15,013

Gross profit	7,962	7,055
Operating expenses:
Selling	1,656	1,366
Research and development	658	454
General and administrative	4,940	4,405
Impairment of goodwill	374	—
Total operating expenses	7,628	6,225

Operating income	334	830

Interest expense	(488)	(649)
Change in fair value of warrant liability – (increase) decrease	(918)	601
Other income	9	7
(Loss) income before income taxes	(1,063)	789

Income tax (benefit) expense	7	16

Net (loss) income	$(1,070)	$773

Other comprehensive (loss) income :
Fair value adjustment of interest rate swap	(21)	—
Foreign currency translation adjustment	(4)	3

Comprehensive (loss) income	$(1,095)	$776

Basic net (loss) income per share:	$(0.13)	$0.10
Diluted net (loss) income per share:	$(0.13)	$0.09

Weighted common shares outstanding:
Basic	7,960	7,664
Diluted	7,960	8,371

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Preferred Shares		Common Shares		Additional paid-	Accumulated	Accumulated other comprehensive	Total shareholders'
	Number	Amount	Number	Amount	in capital	deficit	income (loss)	equity

Balance at October 1, 2012	1,335	$1,335	7,638,738	$1,871	$19,635	$(14,493)	$29	$8,377

Comprehensive loss:
Net income						773		773
Foreign currency translation adjustments							3	3

Stock based compensation expense					225			225

Stock option exercise			1,372					-

Common shares issued for dividends/make-whole payment	-	-	63,781	16	65			81

Balance at September 30, 2013	1,335	$1,335	7,703,891	$1,887	$19,925	$(13,720)	$32	$9,459

Comprehensive income:
Net loss						(1,070)		(1,070)
Foreign currency translation adjustments							(4)	(4)
Fair value adjustment of interest rate swap							(21)	(21)

Stock based compensation expense					84			84

Stock option exercise			7,692	2	1			3

Conversion of preferred shares to common shares	(150)	(150)	75,000	19	131			-

Common shares issued for dividends/make-whole payment			20,774	5	43			48

Common shares issued for Class A Warrant exercises			267,978	67	970			1,037

Balance at September 30, 2014	1,185	$1,185	8,075,335	$1,980	$21,154	$(14,790)	$7	$9,536

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2014	2013
Operating activities:
Net (loss) income	$(1,070)	$773
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,597	1,723
Employee stock compensation expense	84	225
Change in fair value of warrant liability – increase (decrease)	918	(601)
(Gain) loss on sale of property and equipment	(21)	(13)
Provision for doubtful accounts	(33)	(36)
Impairment of goodwill	374	—

Changes in operating assets and liabilities:
Accounts receivable	910	11
Inventories	(185)	277
Income tax accruals	(10)	13
Prepaid expenses and other assets	(345)	66
Accounts payable	(863)	(269)
Accrued expenses	153	(378)
Customer advances	175	(197)
Net cash provided by operating activities	1,684	1,594

Investing activities:
Capital expenditures	(490)	(8)
Proceeds from sale of equipment	—	20
Net cash (used) provided by investing activities	(490)	12

Financing activities:

Payments of long-term debt	(5,516)	(588)
Borrowings of long-term debt	5,500	—
Payments of debt issuance costs	(194)	(75)
Proceeds from exercise of stock options	3	—
Proceeds from Class A warrant exercises	183	—
Payments on revolving line of credit	(10,542)	(21,814)
Borrowings on revolving line of credit	9,329	21,785
Payments on capital lease obligations	(276)	(330)
Net cash used by financing activities	(1,513)	(1,022)

Effect of exchange rate changes	(4)	(1)

Net (decrease) increase in cash and cash equivalents	(323)	583
Cash and cash equivalents at beginning of year	1,304	721
Cash and cash equivalents at end of year	$981	$1,304

Supplemental disclosure of cash flow information:
Cash paid for interest	$389	$649
Cash paid for income taxes	$17	$3
Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$(48)	$(81)
Equipment financed under capital leases	$114	$—
Conversion of preferred shares to common shares	$150	$—
Fair value of Class A Warrants exercised	$854	$—

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

(c)          Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2014, we did not have any cash accounts that exceeded federally insured limits.

(d)          Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $54 and $87 at September 30, 2014 and 2013, respectively.

A summary of activity in our allowance for doubtful accounts is as follows:

	2014	2013

Opening balance	$87	$123
Charged to expense	12	41
Accounts recovered	—	(18)
Accounts written off	(45)	(59)
Ending balance	$54	$87

(e)          Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. A summary of activity in our inventory obsolescence is as follows for the years ended September 30:

	2014	2013

Opening Balance	$359	$310

Provision for Slow Moving & Obsolesence	29	49

Write-off of Obsolete & Slow Moving Inventory	(89)	-

Closing Balance
	$299	$359

(f)          Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Depreciation expense was $1,589 in fiscal 2014 and $1,715 in fiscal 2013. Expenditures for maintenance and repairs are expensed as incurred.

Property and equipment, net, as of September 30, 2014 and 2013 consisted of the following:

	2014	2013

Land and improvements	$914	$914
Buildings and improvements	21,374	21,250
Machinery and equipment	18,135	17,571
Office furniture and fixtures	690	690
Construction in progress	13	92
	41,126	40,517
Less: accumulated depreciation	(25,177)	(23,604)

Net property and equipment	$15,949	$16,913

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

Goodwill is tested annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired. First, we can assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We elected to bypass the qualitative assessment aspect of this guidance. We proceeded directly to a two-step quantitative process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. We do not believe that market value is indicative of the true fair value of the Company mainly due to average daily trading volumes of less than 1%. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

The discount rate, gross margin and sales growth rates are material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2014 are Vetronics, which is included in our Products segment, bioanalytical services and preclinical services, which are both included in our contract research services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2014. The estimated fair value of our Vetronics reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late 2014 we began shifting our market focus and will no longer actively market the Vetronics product offering. However, we will continue to service the units in the field. Accordingly, step two of the goodwill impairment test was completed for the Vetronics reporting unit which resulted in an impairment charge totaling $374 in the fourth fiscal quarter of fiscal 2014. There was no indication of impairment for the Bioanalytical Services and PreclinicalServices reporting units as of September 30, 2014.

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

At September 30, 2014 and 2013, remaining recorded goodwill was $1,009 and $1,383, respectively. The changes in the carrying amount of goodwill for the year ended September 30, 2014, are as follows:

	Vetronics	Bioanalytical Services	Preclinical Services	Total

Balance as of October 1, 2013	$374	$971	$38	$1,383

Impairment loss	(374)	-	-	(374)

Balance as of September 30, 2014	$-	$971	$38	$1,009

We amortize costs of patents and licenses. For the fiscal years ended September 30, 2014 and 2013, the amortization expense associated with these was $8 and $8, respectively.

(h)          Advertising Expense

We expense advertising costs as incurred. Advertising expense was $41 and $40 for the years ended September 30, 2014 and 2013, respectively.

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

(j)          Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

(k)          Fair Value of Financial Instruments

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the warrants at September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
	Warrant A	Warrant A

Risk-free interest rate	0.41%	0.51%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	63.58%	71.15%
Expected life of the options (years)	1.6	2.6

Fair value per unit	$0.846	$0.444

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the note payable entered into this fiscal year approximates fair value due to the variable nature of the interest rates.

We use an interest rate swap, designated as a hedge, to fix 60% of the debt from our new Huntington credit facility. We did not enter into this derivative transaction to speculate on interest rates, but to hedge interest rate risk. The swap is recognized on the balance sheet at its fair value. The fair value is determined utilizing a cash flow model that takes into consideration interest rates and other inputs observable in the market from similar types of instruments, and is therefore considered a level 2 measurement. Using a level 3 measurement, the fair value of the goodwill of the Vectronics reporting unit was $0 with a carrying value of $374, leading to the goodwill impairment expense in fiscal 2014 of $374.

The following table summarizes fair value measurements by level as of September 30, 2014, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$21	$-
Class A warrant liability	$-	$676	$-

The following table summarizes fair value measurements by level as of September 30, 2013, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$-	$-
Class A warrant liability	$-	$612	$-

(l)          Use of Estimates

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

(m)          Research and Development

In fiscal 2014 and 2013, we incurred $658 and $454, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. We expense research and development costs as incurred.

(n)          Comprehensive Income (Loss)

We report comprehensive income (loss) on our Consolidated Statements of Operations. Other comprehensive income (loss) represents changes in shareholders’ equity and is comprised of foreign currency translation adjustments as well as changes in the fair value of our interest rate swap.

(o)          Foreign Currency

For our subsidiary outside of the United States that operates in a local currency environment, income and expense items are translated to United States dollars at the monthly average rates of exchange prevailing during the year, assets and liabilities are translated at year-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of shareholders' equity in the consolidated balance sheets and are included in the determination of Accumulated Other Comprehensive Income (AOCI) in the consolidated statements of shareholders' equity. Transaction gains and losses are included in the determination of net income (loss) in the consolidated statements of operations and comprehensive income (loss). The balance in AOCI at September 30, 2014 and 2013 was $28 and $32, respectively.

(p)          Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix 60% of the Huntington debt due to mitigate changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The balance in AOCI at September 30, 2014 and 2013 was ($21) and $0, respectively.

(q)          Reclassifications

Certain amounts in the fiscal 2013 consolidated financial statements have been reclassified to conform to the fiscal 2014 presentation without affecting previously reported net income or stockholders’ equity.

(r)          Debt issuance costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. Additional expense arising from such prepayments during fiscal 2014 was $48.

On May 14, 2014, the Company entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes a term loan maturing in May 2019. The term loan proceeds were used to pay off the Regions replacement note payable. In connection with the credit facility, the Company recorded fees of $134 which were deferred and will be amortized over the life of the credit facility. In addition, the Company accelerated the recognition of the deferred issuance costs from the previous Regions replacement note payable extension.

(s)          New Accounting Pronouncements

Effective October 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carry forward, a similar tax loss or a tax credit carry-forward when settlement in this manner is available under the tax law. The Company will adopt this guidance effective at the beginning of its 2015 fiscal year. The adoption of this updated authoritative guidance is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

In February 2013, the FASB issued authoritative guidance that amends the presentation of accumulated other comprehensive income and clarifies how to report the effect of significant reclassifications out of accumulated other comprehensive income. The guidance, which became effective for the Company on a prospective basis at the beginning of its 2014 fiscal year, requires footnote disclosures regarding the changes in accumulated other comprehensive income by component and the line items affected in the statements of operations.

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

The designation, rights, preferences and other terms and provisions of the Series A preferred shares are set forth in the Certificate of Designation. Until May 11, 2014, the Series A preferred shares had a stated dividend rate of 6% per annum, payable quarterly in cash or, subject to certain conditions, in common shares or a combination of cash and common shares, at our election. After May 11, 2014, the Series A preferred shares participate in any dividends payable upon our common shares on an "as converted" basis. If the preferred shares had converted prior to May 11, 2014, we would have also been required to pay to the converting holder in cash, or subject to certain conditions, in common shares or a combination of cash and common shares, a “make-whole” payment of $180 per $1,000 of the stated value of the preferred shares less any dividends paid prior to conversion. The Class A Warrants are exercisable currently and expire in May 2016. The Class B Warrants expired in May 2012. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes.

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

We have also recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $2.461 million on May 11, 2011. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately charged through accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $5.506 million. This will be the only deemed distribution recorded for the Series A preferred shares included in this offering. Further, because the preferred dividends or make-whole payments are payable any time after the closing on May 11, 2011 at the option of the holder, we recognized the full value, $991,080, as a liability included in accounts payable and charged immediately through accumulated deficit. There will be no other dividends recorded for the Series A preferred shares included in this offering.

As of September 30, 2014, 4,321 preferred shares have been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. As of September 30, 2014, 577,897 warrants have been exercised. At September 30, 2014, 1,185 preferred shares and 798,603 warrants remained outstanding. Also at September 30, 2014, $0 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends. All dividends have been paid according to the agreement. The assumptions used to compute the fair value of the warrants at September 30, 2014 and 2013 were as follows:

	September 30, 2014	September 30, 2013
	Warrant A	Warrant A

Risk-free interest rate	0.41%	0.51%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	63.58%	71.15%
Expected life of the options (years)	1.6	2.6

Fair value per unit	$0.846	$0.444

The following table summarizes the change in the estimated fair value of the Company’s Class A warrants as of September 30:

	2014	2013
Balance at beginning of year	$612	$1,213
Fair value of Class A warrants exercised	(854)	—
Increase (decrease) in fair value of Class A warrants	918	(601)
Balance at end of year	$676	$612

For the years ended September 30, 2014 and 2013, the Company recognized (expense) income of ($918) and $601, respectively, due to the change in the estimated fair value of the Company’s warrants. This expense (income) was recorded as Change in fair value of warrant liability on the Company’s consolidated statements of operations and comprehensive (loss) income for the respective periods.

4.     INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and warrants and the treasury stock method for stock options. Shares issuable upon exercise of options were not considered in computing diluted income (loss) per share for the year ended September 30, 2014, because they were anti-dilutive. Warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the year ended September 30, 2014, because they were also anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Years Ended September 30,
	2014	2013

Basic net income (loss) per share:

Net income (loss)	$(1,070)	$773
Weighted average common shares outstanding	7,960	7,664
Basic net income (loss) per share	$(0.13)	$0.10

Diluted net income (loss) per share:

Net income (loss) applicable to common shareholders	$(1,070)	$773

Weighted average common shares outstanding	7,960	7,664
Plus: Incremental shares from assumed conversions:
Series A preferred shares	—	705
Dilutive stock options/shares	—	2
Diluted weighted average common shares outstanding	7,960	8,371

Diluted net income (loss) per share	$(0.13)	$0.09

5. INVENTORIES

Inventories at September 30 consisted of the following:

	2014	2013
Raw materials	$1,228	$1,157
Work in progress	295	322
Finished goods	340	259
	$1,863	$1,738
Obsolescence reserve	(299)	(359)
	$1,564	$1,379

6. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2014 and 2013 was $5,892 and $5,778, respectively. Accumulated amortization on capital leases at September 30, 2014 and 2013 was $5,358 and $5,083, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

In fiscal 2014, we had one new capital lease addition of $114 for laboratory equipment at our Evansville facility. Due to restructuring activities outlined in Note 12, we terminated a capital lease for laboratory equipment in the UK. The activity resulted in a liability reduction of $322. Future minimum lease payments on capital leases at September 30, 2014 for the next five years are as follows:

	Principal	Interest	Total
2014	$279	$29	$308
2015	230	12	242
2016	27	4	31
2017	25	2	27
2018	16	-	16
	$577	$47	$624

We lease office space and equipment under non-cancelable operating leases that terminate at various dates through 2016. The UK building lease expires in 2023 but includes an opt out provision after 7 years, or in fiscal 2015. Certain of these leases contain renewal options. Total rental expense under these leases was $87 and $66 in fiscal 2014 and 2013, respectively.

Future minimum lease payments for the following fiscal years under operating leases at September 30, 2014 are as follows:

2015	$856
2016	16
2017	1
2018	-
2019	-
$873

7. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2014	2013

Term loan payable to a bank, payable in monthly principal installments of $65. Interest is variable at LIBOR plus 325 basis points which was 3.4% at September 30, 2014. Collateralized by underlying property. Due May, 2019.	$5,238	$-

Replacement note payable to a bank, payable in monthly principal installments of $47 plus interest. The interest rate is 6%. Collateralized by West Lafayette and Evansville properties. Due October, 2014.	-	5,254
	$5,238	$5,254

Less: Current portion	786	613

	$4,452	$4,641

Cash interest payments of $389 and $649 were made in 2014 and 2013, respectively. The following table summarizes the annual principal payments under our term loan through maturity in May 2019:

	2015	2016	2017	2018	2019	Total

Term loan	$786	$786	$786	$785	$2,095	$5,238

Note payable

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

New Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at September 30, 2014 was $5,238.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $202 at September 30, 2014.

The Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00 and a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends.

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

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. As of September 30, 2014, the unamortized portion of debt issuance costs related to the credit facility was $122, and was included in Debt issue costs, net on the consolidated balance sheets. We incurred $60 of costs in connection with the seventh amendment with Regions. These costs and $21 of unamortized costs at September 30, 2013 were expensed during the year ended September 30, 2014.

[Remainder of page intentionally left blank.]

8. INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2014	2013

Deferred tax assets - Current:
Inventory	$187	$208
Accrued compensation and vacation	246	192
Accrued expenses and other	178	185
Total current deferred tax assets	611	585

Deferred tax liabilities – Current:
Prepaid expenses	(72)	(49)
Total net current deferred tax assets	539	536

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	4,828	5,737
Stock compensation expense	54	45
Foreign tax credit carryover	-	119
AMT credit carryover	58	54
Total noncurrent deferred tax assets	4,940	5,955

Deferred tax liabilities - Noncurrent:
Unrealized gain/loss - warrant liability	(180)	(530)
Investment in subsidiary	(3,173)	(3,214)
Basis difference for fixed assets	(408)	(461)
	(3,761)	(4,205)

Total net noncurrent deferred tax assets	1,179	1,750

Valuation allowance for net deferred tax assets	(1,718)	(2,286)
Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

54

	2014	2013
Current:
Federal	$5	$13
State and local	2	3
Foreign	-	-

Deferred:
Federal	-	-
State and local	-	-
Foreign	-	-
Income tax (benefit) expense	$7	$16

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2014	2013
Federal statutory income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	(0.1)	0.3
Nondeductible expenses	(15.2)	7.2
Nontaxable foreign (gains) losses	-	-
Uncertain tax positions	-	-
Valuation allowance changes	(19.3)	(39.4)
Other		-
Effective income tax rate	(0.6)%	2.1%

An impairment of goodwill in the amount of $374 was recorded that was not deductible for tax purposes. Therefore, no tax benefit was recorded.

In the prior year, we had foreign net operating loss carry forwards of $8,626 under current UK tax law that will never be recognized due to the closure of the UK facility. Consequently, the deferred tax asset and the valuation allowance related to the foreign net operating losses have been removed.

Realization of deferred tax assets associated with the net operating loss carry forward and credit carry forward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2014 and 2013 was $1,718 and $2,286, respectively for our domestic operations. Payments made in fiscal 2014 and 2013 for income taxes amounted to $17 and $3, respectively.

At September 30, 2014, we had domestic net operating loss carry forwards of approximately $11,959 for federal and $15,744 for state, which expire from September 30, 2015 through 2032. Further, we have an alternative minimum tax credit carry forward of approximately $58 available to offset future federal income taxes. This credit has an unlimited carry forward period.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2014, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Change in unrecognized tax benefits:
	2014	2013
Balance at beginning of the year	$16	$16
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at end of the year	$16	$16

As noted in the table above, there has been no change in our gross uncertain tax positions during fiscal 2014 based on a state tax position.

We are no longer subject to U.S. federal tax examinations for years before 2010 or state and local for years before 2009, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in the United Kingdom for years prior to 2009.

We have assessed the application of Internal Revenue Code Section 382 regarding certain limitations on the future usage of net operating losses. No limitation applies as of September 30, 2014, and we will continue to monitor activities in the future.

9. STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. Future common shares will be granted from the 2008 Stock Option Plan. The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee shall administer the Plan and approve the particular officers, directors or employees eligible for grants. Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant. Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. This plan terminates in fiscal 2018. The maximum number of common shares that may be granted under the Plan is 500 shares. At September 30, 2014, 234 shares remain available for grants under the Plan.

The Compensation Committee has also issued non-qualified stock option grants with vesting periods different from the Plan. As of September 30, 2014 and 2013, total non-qualified stock options outstanding were 155.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2014	2013
Risk-free interest rate	2.36%	1.42%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common stock	94.50%-94.70%	93.60%-93.70%
Expected life of the options (years)	8.0	8.0

A summary of our stock option activity for all options and related information for the years ended September 30, 2014 and 2013, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding - October 1, 2012	354	$1.99
Exercised	(7)	$1.35	$1.14
Granted	178	$1.46	$1.20
Terminated	(46)	$2.35
Outstanding - September 30, 2013	479	$1.77	$1.35	7.9	$43

Outstanding - October 1, 2013	479	$1.77
Exercised	(11)	$1.14	$0.95
Granted	40	$2.69	$2.25
Terminated	(82)	$2.00
Outstanding - September 30, 2014	426	$1.83	$1.41	7.2	$348

Exercisable at September 30, 2014	317	$1.83	$1.38	6.7	$279

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of our common share price on September 30, 2014 and the options’ exercise price. A summary of non-vested options for the year ended September 30, 2014 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value

Non-vested options at October 1, 2013	261	$1.11
Granted	40	$2.25
Vested	(131)	$1.08
Forfeited	(61)	$1.20
Non-vested options at September 30, 2014	109	$1.51

Eight options with an intrinsic value of $13 were exercised using a cashless exercise and 3 options with an intrinsic value of $4 were exercised using cash in fiscal 2014, which resulted in the issuance of 7 common shares, In fiscal 2013, 7 options with an intrinsic value of $1 were exercised using a cashless exercise, resulting in the issuance of 1 common share. As of September 30, 2014, our total unrecognized compensation cost related to non-vested stock options was $116 and is expected to be recognized over a weighted-average service period of 1.06 years. As of September 30, 2014, there are 155 shares outstanding that were granted outside of the Plan. Stock-based compensation expense for employee stock options for the years ended September 30, 2014 and 2013 was $84 and $225, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2014 (in thousands except per share amounts):

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
$0.79-1.01	86	6.54	$0.96	62	$0.96
$1.02-4.59	296	8.12	$1.58	211	$1.38
$4.60-8.79	44	2.13	$5.18	44	$5.18

 10. RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we contribute 1% of each participant’s total wages to the Plan and match 22% of the first 10% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in 2014 and 2013. Similar to fiscal 2013, we suspended our match of the employee contribution as part of our cost reduction efforts. Contribution expense was $1 and $1 in fiscal 2014 and 2013, respectively. The amounts recorded in fiscal 2013 relate to statutory contributions for our European location.

11. SEGMENT INFORMATION

We operate in two principal segments – contract research services and research products. Our contract research services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers, and medical research institutions. We evaluate performance and allocate resources based on these segments. Certain of our assets are not directly attributable to the Services or Products segments. These assets are grouped into the Corporate segment and include cash and cash equivalents, deferred income taxes, refundable income taxes, debt issue costs and certain other assets. We do not allocate such items to the principal segments because they are not used to evaluate their financial position. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

(a)	Operating Segments

	Years Ended September 30,
	2014	2013
Revenue:
Service	$19,097	$16,473
Product	5,487	5,595
	$24,584	$22,068

Operating income (loss) :
Service	$469	$77
Product	(135)	753
	$334	$830

Interest Expense	(488)	(649)
Change in fair value of warrant liability- (increase) decrease	(918)	601
Other income	9	7

(Loss) income before income taxes	$(1,063)	$789

	Years Ended September 30,
	2014	2013
Identifiable assets:
Service	$14,132	$15,149
Product	5,837	6,399
Corporate	3,805	4,049
	$23,774	$25,597

Goodwill, net:
Service	$1,009	$1,009
Product	—	374
	$1,009	$1,383

Depreciation and amortization:
Service	$1,421	$1,519
Product	176	204
	$1,597	$1,723

Capital Expenditures:
Service	$426	$(1)
Product	64	9
	$490	$8

(b)	Geographic Information

	Years Ended September 30,
	2014	2013
Sales to External Customers:
North America	$22,184	$19,635
Pacific Rim	740	1,019
Europe	1,086	1,111
Other	574	303
	$24,584	$22,068

Long-lived Assets:
North America	$17,119	$18,364
	$17,119	$18,364

(c)	Major Customers

In fiscal 2014 our preclinical services group significantly expanded its presence at two important existing customers. In fiscal 2014, Arrowhead accounted for approximately 12.1% of total sales and 18.5% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Arrowhead accounted for approximately 0.4% of total sales and 4.6% of total trade accounts receivable at September 30, 2013. In fiscal 2014, Principia Biopharma accounted for approximately 8.7% of total sales and 8.4% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Principia Biopharma accounted for approximately 0.4% of total sales and7.1% of total trade accounts receivable at September 30, 2013. Both Arrowhead and Principia Biopharma are included in our contract research services segment.

In fiscal 2014, Boehringer Ingelheim remained an important customer, accounting for approximately 5.9% of total sales and 2.5% of total trade accounts receivable at September 30, 2014. In fiscal 2013, Boehringer Ingelheim accounted for approximately 6.0% of total sales and 2.6% of total trade accounts receivable at September 30, 2013. Pfizer, Inc. also remains an important large client, accounting for approximately 1.7% and 4.9% of our total revenues in fiscal 2014 and 2013, respectively. Pfizer, Inc. accounted for 1.5% and 3.3% of total trade accounts receivable at September 30, 2014 and 2013, respectively. Both Boehringer Ingelheim and Pfizer are included in our contract research services segment.

12. RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana. This plan was implemented to reduce operating costs and strengthen our ability to meet clients’ needs by improving laboratory utilization. In the fourth fiscal quarter of 2012, we decided to initiate closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom after careful evaluation of its financial performance and analysis of our strategic alternatives. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations. As part of the overall evaluation of our business, personnel reductions in the Selling, R&D and General and Administrative functions were also implemented at both of our Indiana locations during the second half of fiscal 2012. In total, 74 employees were terminated as part of the restructuring activities.

We reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these, we have $961 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2014.

	Balance, September 30, 2013	Total Charges	Cash Payments	Other	Balance, September 30, 2014
Lease related costs	$877	$84	$-	$-	$961
Receivable from sale of equipment	(16)	-	-	16	-
Other costs	117	-	-	-	117
Total	$978	$84	$-	$16	$1,078

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

13. SELF-INSURANCE

The Company is self-insured for certain costs related to its employee health plan.  Costs resulting from noninsured losses are charged to income when incurred.  The Company has purchased insurance which limits its exposure for individual claims to approximately $75 and has an aggregating specific deductible of $85 at September 30, 2014.  The Company’s expense related to the plan was $1,055 and $1,035 for the years ended September 30, 2014 and 2013.

14. MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share. While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and wisely employ our stronger liquidity position.

Revenues for the year ended September 30, 2014 increased 11.4% to $24,584 compared to $22,068 for the year ended September 30, 2013. In fiscal 2014, we experienced increased demand in our Contract Research services segment. Most notably significant revenue gains were reported by the Preclinical Services which supports our clients' Phase II & III clinical trials. In our Product segment, revenue was down slightly compared to same period one year ago due in part from lower sales of certain analytical instruments. Cost of revenue for the year ended September 30, 2014 was $16,622 or 67.6% of revenue compared to $15,013 or 68.0% of revenue for the prior fiscal year. The main reason for the decrease was our ability to leverage the higher revenue in fiscal year 2014 over our fixed cost base as well as strict spend monitoring during the fiscal year.

As of September 30, 2014, we had $981 of cash and cash equivalents as compared to $1,304 of cash and cash equivalents at the end of fiscal 2013. In fiscal 2014, we generated $1,684 in cash from operations primarily from the net income and working capital management as compared to $1,594 in fiscal 2013. Total capital expenditures increased in fiscal 2014 to a level of $490 reflecting our improved liquidity position.

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to pay off the Regions Bank replacement note payable.

Over the past two years, we have focused on targeted initiatives that were designed to stabilize our business, improve our liquidity and lower our break-even point. While we remain dedicated to increasing our productivity and internal processes with the intent to continue to grow free cash flow, we are actively pursuing strategies to drive top-line growth. In fiscal 2015, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders. By improving revenue growth and managing our costs effectively, combined with the availability of a new credit facility with substantially more favorable terms than the long-term debt and line of credit it replaces, we enhance our ability to implement our growth plan. We have taken several steps to strengthen our management team in roles that will be vital to helping drive our top line performance.  We are expanding our marketing efforts by building on the Company’s inherent strengths in specialty assay and drug discovery, regulatory excellence, and our Culex® automated sampling system.  We recognize that our growth depends upon our ability to continually improve and create new client relationships. In addition, strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication in order to position the Company to deliver profitable growth over the long-term. We are determined to follow through on the initiatives that support of our strategy to strengthen the Company for fiscal 2015 and beyond.

[Remainder of page intentionally left blank.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bioanalytical Systems, Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2014 and 2013 and the related consolidated statements of operations and comprehensive (loss) income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Indianapolis, Indiana

December 29, 2014

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, including those procedures described below, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of September 30, 2014.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon this evaluation, management determined that the Company's internal control over financial reporting was effective as of September 30, 2014.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of September 30, 2014. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company, including Ms. Lemke’s biographical information, may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position
John B. Landis, Ph.D.	61	Chairman
Larry S. Boulet	68	Director
Merrill Osheroff, Ph.D.	60	Director
Richard A. Johnson	69	Director
David L. Omachinski	62	Director
A. Charlene Sullivan, Ph.D.	65	Director
Jacqueline M. Lemke	52	Director, President, Chief Executive Officer

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

Merrill Osheroff, Ph.D. was elected as a director of the Company on January 25, 2014. Dr. Osheroff is a board-certified toxicologist, drug development consultant, and President of Osheroff Consulting Services, LLC. He has 35 years of experience in the nonclinical CRO industry and as manager/managing director at Searle/Monsanto, Pharmacia, and Pfizer. His specialties include drug development planning and strategy, due diligence of compounds for in-licensing, generation of the nonclinical sections of regulatory submissions (IND, NDA, MAA), outsourcing and monitoring of nonclinical studies, report review expertise, mentoring of CRO study directors, outsourcing strategies, and white paper expert reports. Dr Osheroff received his B.S. in Animal Sciences from the University of Maryland and his Ph.D. in Experimental Pathology and Laboratory Medicine/Toxicology from the University of Wisconsin

Richard A. Johnson, Ph.D. was elected as a director of the Company on May 9, 2012. Dr. Johnson is currently an executive scientific consultant. From 1990 to 2008, he served as Founder and President of AvTech Laboratories. Prior to founding AvTech Laboratories, he served in various positions with The Upjohn Company, including Senior Research Scientist, Manager of Product Control, Manager of Quality Assurance Product Support and Director of Strategic Planning. Dr. Johnson received his Bachelor of Science in Chemistry from the Illinois Institute of Technology and his Ph.D. in Chemical Physics from Michigan State University. Dr. Johnson brings to the Board of Directors knowledge and insight on scientific matters, stemming from his extensive experience in the pharmaceutical industry.

David L. Omachinski was elected as a director of the Company on October 8, 2009. Mr. Omachinski is currently an independent executive management consultant. He was President and Chief Executive Officer (from October 2005 to August 2006) of Magnum Products, LLC (since sold to Generac Holdings Inc.), a company which supplied light towers, mobile generators and other construction equipment for a variety of industries. Prior thereto, he was President and Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of Oshkosh B’ Gosh, Inc. Mr. Omachinski also serves on the board Of Anchor BanCorp, Wisconsin, Inc. (since 2002) and its wholly owned subsidiary Anchor Bank, fsb (since 1999). Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin – Oshkosh and is a certified public accountant. Mr. Omachinski is the Chairman of the Board of Directors of Anchor Bancorp and the Bank and Chair of the Audit Committee of Anchor BanCorp. Anchor BanCorp and the Bank consented to the issuance of Orders to Cease and Desist (together, the “Orders”) on June 26, 2009, and the Bank received a Prompt Corrective Action Directive on August 31, 2010 from federal bank examiners. These enforcement actions remain in place and require, among other things that the Bank comply with heightened capital requirements and a capital restoration plan, prepare and comply with a revised business plan that includes strategies for capital enhancement and an emphasis on reducing classified assets, the Bank and Anchor BanCorp to generally be prohibited form declaring or paying dividends or making and other capital distributions without receiving regulator prior written approval and restrictions on the Bank’s ability to accept, renew, or roll over any brokered deposit or act as a deposit broker. The Orders further require, among other things that Anchor BanCorp and the Bank notify, and in some cases receive permission from, its regulators prior to making certain payments, incurring indebtedness, entering into certain contractual arrangements or changing its management or directors. Mr. Omachinski provides the Board of Directors insight and experience in financial management.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of BASi’s Common Shares and any other person subject to section 16(a) with respect to BASi to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares and other equity securities. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2014.

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Elections of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement for the 2015 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the “Principal Shareholders Table” in the Proxy Statement for the 2015 Annual Meeting and Item 5 of this report is incorporated by reference in response to this item.

For additional information regarding our stock option plans, please see Note 9 in the Notes to the Consolidated Financial Statements in this report.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Board Independence” in the Proxy Statement for the 2015 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Accounting Firm” in the Proxy Statement for the 2015 Annual Meeting is incorporated herein by reference in response to this item.

PART IV

ITEM 15-EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on Page 30 of this report.

2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

3.	Exhibits: See Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 29, 2014	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

Date: December 29, 2014	By:	/s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jacqueline M. Lemke	President and Chief Executive	December 29, 2014
Jacqueline M. Lemke	Officer (Principal Executive Officer)

/s/ John B. Landis, Ph.D.	Chairman	December 29, 2014
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	December 29, 2014
Larry S. Boulet

/s/ Merrill Osheroff	Director	December 29, 2014
Merrill Osheroff

/s/ Richard A. Johnson, Ph.D.	Director	December 29, 2014
Richard A. Johnson, Ph.D.

/s/ David L. Omachinski	Director	December 29, 2014
David L. Omachinski

/s/ A. Charlene Sullivan, Ph.D.	Director	December 29, 2014
A. Charlene Sullivan, Ph.D.

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2009).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank dated December 18, 2007 (incorporated by reference to Exhibit 10.7 of Form 10-K for the fiscal year ended September 30, 2007).

10.2

Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.3	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.4	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.5	Form of Employee Incentive Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

	10.6	Loan and Security Agreement by and between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, executed January 13, 2010 (incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended September 30, 2009).

	10.7	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated May 13, 2010 (incorporated by reference to Exhibit 10.9 to Form 10-Q for the fiscal quarter ended March 31, 2010).

	10.8	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 2, 2010).

	10.9	Amendment to Loan Agreement between Bioanalytical Systems, Inc., and Entrepreneur Growth Capital LLC, dated December 23, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 30, 2010).

Number		Description of Exhibits

	10.10	Fourth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, as amended on December 29, 2010 (incorporated by reference to Exhibit 10.1 for Form 8-K filed January 5, 2011).

	10.11	Fifth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed February 22, 2011 and effective February 11, 2011 (incorporated by reference to Exhibit 10.1 for Form 8-K filed February 24, 2011).

	10.12	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.13	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.14	Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed November 9, 2012 and effective November 1, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 9, 2012).

	10.15	Amended and Restated Sixth Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed on December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 27, 2012).

	10.16	Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Entrepreneur Growth Capital LLC, dated December 21, 2012 (incorporated by reference to Exhibit 10.1 for Form 8-K filed December 28, 2012).

	10.17	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013(*) (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

	10.18	Seventh Amendment to Loan Agreement between Bioanalytical Systems, Inc. and Regions Bank, executed and effective October 31, 2013 (incorporated by reference to Exhibit 10.1 for Form 8-K filed November 5, 2013).

	10.19	Notice of non-renewal to Entrepreneur Growth Capital LLC, dated October 30, 2013 (incorporated by reference to Exhibit 10.22 to Form 10-K filed December 30, 2014).

	10.20	Severance Agreement between Lori D. Payne and Bioanalytical Systems, Inc., dated October 25, 2013 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed February 14, 2014).

	10.21	Credit Agreement between Bioanalytical Systems, Inc and The Huntington National Bank, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2014).

	10.22	Offer letter by and between Bioanalytical Systems, Inc. and Dr. James S. Bourdage, effective June 2, 2014 (filed herewith).*

	10.23	Offer Letter by and between Bioanalytical Systems, Inc. and Jeffrey Potrzebowski, effective June 9, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2014).

	10.24	Second Amended and Restated Employment Agreement by and between Bioanalytical Systems, Inc. and Jacqueline M. Lemke, effective July 1, 2014 (incorporated by reference to Exhibit 10.1 for Form 8-K filed July 2, 2014).*

	10.25	Offer Letter by and between Bioanalytical Systems, Inc. and Connie Dougherty, effective September 15, 2014 (filed herewith).*

Number		Description of Exhibits

	10.26	Separation Agreement between John P. Devine, Jr. and Bioanalytical Systems, Inc., effective October 3, 2014 (filed herewith).*

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm McGladrey LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

*	Management contract or compensatory plan or arrangement.

