Form 10-K/A
period 2014-09-30
BIOANALYTICAL SYSTEMS INC
filed 2015-01-29
CIK 720154

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

EXPLANATORY NOTE

Bioanalytical Systems, Inc., (the “Company,” “we,” “us” or “our”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 29, 2014 (the “Original Filing”), to include information previously omitted from Part III, Items 10, 11, 12, 13 and 14. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we did not file our definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted.

Except for the addition of the Part III information, the update to the cover page, and the filing of related certifications, this Amendment does not amend or otherwise update any other information in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including amendments to those filings, if any.

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

Name	Age	Position
John B. Landis, Ph.D.	62	Chairman
Larry S. Boulet	67	Director
Merrill Osheroff, Ph.D.	60	Director
Richard A. Johnson	69	Director
David L. Omachinski	63	Director
A. Charlene Sullivan, Ph.D.	64	Director
Jacqueline M. Lemke	52	Director, President, Chief Executive Officer

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

Larry S. Boulet has served as a director of the Company since May 2007. Mr. Boulet was a Senior Audit Partner with PricewaterhouseCoopers (“PwC”) and a National Financial Services Industry Specialist, retiring in July 2002. For the last five years of his career with PwC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Currently, Mr. Boulet also serves on the Indiana State University Foundation Board of Directors, where he is an Emeritus Director, a non-voting member of the Board, and former Chairman of the Board. He holds a B.S. degree in Accounting from Indiana State University. Mr. Boulet provides our Board of Directors with insight and perspective on accounting and financial matters, stemming from his extensive experience as an audit partner.

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

David L. Omachinski was elected as a director of the Company on October 8, 2009. . Mr. Omachinski is currently an independent executive management consultant. He was President and Chief Executive Officer (from October 2005 to August 2006) of Magnum Products, LLC (since sold to Generac Holdings Inc.), a company which supplied light towers, mobile generators and other construction equipment for a variety of industries. Prior thereto, he was President and Chief Operating Officer (since February 2004), Executive Vice President, Chief Operating & Financial Officer, and Treasurer (since 2002) and Vice President-Finance, Chief Financial Officer & Treasurer (since 1993) of Oshkosh B’ Gosh, Inc. Mr. Omachinski received his Bachelor of Business Administration from the University of Wisconsin – Oshkosh and is a certified public accountant. Mr. Omachinski also serves on the board Of Anchor BanCorp, Wisconsin, Inc. (since 2002) and its wholly owned subsidiary Anchor Bank, fsb (the “Bank”) (since 1999). Mr. Omachinski is the Chairman of the Board of Directors of Anchor Bancorp and the Bank and Chair of the Audit Committee of Anchor BanCorp. Anchor BanCorp and the Bank consented to the issuance of Orders to Cease and Desist (together, the “Orders”) on June 26, 2009, and the Bank received a Prompt Corrective Action Directive on August 31, 2010 from federal bank examiners. These enforcement actions required, among other things that the Bank comply with heightened capital requirements and a capital restoration plan and that the Bank prepare and comply with a revised business plan that included strategies for capital enhancement and an emphasis on reducing classified assets. The actions also generally prohibited the Bank and Anchor BanCorp from declaring or paying dividends or making other capital distributions without receiving regulator prior written approval and restricted the Bank’s ability to accept, renew, or roll over any brokered deposit or act as a deposit broker. The actions further required, among other things, that Anchor BanCorp and the Bank notify, and in some cases receive permission from, its regulators prior to making certain payments, incurring indebtedness, entering into certain contractual arrangements or changing its management or directors. These enforcement actions are no longer in effect. Mr. Omachinski provides the Board of Directors insight and experience in financial management.

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

Board Leadership Structure

The roles of Chairman and Chief Executive Officer are split into two positions. The Board of Directors believes that separating these roles aligns the Company with emerging trends in best practices for corporate governance of public companies and accountability to shareholders. The Board also believes that this separation provides a leadership model that clearly distinguishes the roles of the Board of Directors and management. The separation of the Chairman and Chief Executive Officer positions allows our Chief Executive Officer to direct her energy towards operational and strategic issues while the non-executive Chairman focuses on governance and shareholders. The Company believes that separating the Chairman and Chief Executive Officer positions enhances the independence of the Board of Directors, provides independent business counsel for our Chief Executive Officer, and facilitates improved communications between Company management and members of the Board of Directors.

Oversight of Risk Management

It is management’s responsibility to manage our enterprise risks on a day-to-day basis. The Board of Directors is responsible for risk oversight by focusing on our overall risk management strategy and the steps management is taking to manage our risk. While the Board of Directors as a whole maintains the ultimate oversight responsibility, the Board of Directors has delegated certain risk management oversight responsibilities to its various committees. The Audit Committee oversees management of market and operational risks that could have a financial impact, such as those relating to internal controls, liquidity or raw materials. The Compensation Committee is responsible for overseeing risks related to our compensation programs, including structuring and reviewing our executive compensation programs, considering whether such programs are in line with our strategic objectives and incentivizing appropriate risk-taking. The Nominating / Corporate Governance Committee manages the risks associated with governance issues, such as the independence of the Board of Directors and key executive succession.

In addition to the formal compliance program, the Board of Directors encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations of the Company. The Company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the Company and to address them in its long-term planning process.

Committees and Meetings of the Board of Directors

The Board of Directors has established Compensation, Audit and Nominating/Corporate Governance Committees. Scheduled meetings are supplemented by frequent informal exchanges of information and actions taken by unanimous written consents without meetings.

The Board of Directors has adopted a written charter for each of the Compensation Committee, the Audit Committee and the Nominating/Corporate Governance Committee, each of which can be found on our website at www.basinc.com. Compensation Committee, Audit Committee and Nominating/Corporate Governance Committee members are not employees of BASi and, in the opinion of the Board of Directors, are “independent” (as defined by applicable NASDAQ and SEC rules and regulations, including those pertaining to committee members). The Board of Directors has determined that each of Larry S. Boulet and David L. Omachinski is an “audit committee financial expert” (as defined by Item 401(h) of Regulation S-K).

Code of Ethics

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

Compensation for non-employee directors during the 2014 fiscal year consisted of the following:

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

Option Awards

In fiscal 2014, there were no common stock options or other equity awards granted to non-employee directors.

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

Non-Employee Directors' Compensation Table

The following table shows information regarding the compensation of BASi's non-employee directors for the 2014 fiscal year. Ms. Lemke did not receive any compensation for her service as a director.

DIRECTOR COMPENSATION FOR FISCAL 2014
Name (1)	Fees paid in cash ($)	All Other Compensation ($) (2)	Total ($)
Larry S. Boulet	13,225	-	13,225
David W. Crabb, M.D.	2,650	-	2,650
Richard A. Johnson, Ph.D.	3,975	-	3,975
John B. Landis, Ph.D.	4,975	1,118	6,093
David L. Omachinski	4,975	969	5,944
Merrill Osheroff, Ph.D.	6,431	-	6,431
A. Charlene Sullivan, Ph.D.	6,600	423	7023

(1)	Total options outstanding for each director at fiscal year-end 2014 are as follows: 10,000 outstanding options for each of Mr. Omachinski and Dr. Sullivan, respectively; 15,000 outstanding options for each of Mr. Boulet, Dr. Johnson and Dr. Landis.
(2)	Reimbursement for travel expenses associated with Board meetings.

COMPENSATION OF EXECUTIVE OFFICERS

Compensation Committee and Compensation Methodology

During the 2014 fiscal year, the Compensation Committee of the Board was responsible for administering the compensation and benefit programs for BASi's team members, including the executive officers. The Compensation Committee annually reviews and evaluates cash compensation and stock option award recommendations along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation, provided to BASi's executive officers. The Compensation Committee examines these recommendations in relation to BASi's overall objectives and makes compensation recommendations to the Board for final approval. The Compensation Committee also sends to the Board for approval its recommendations on compensation for the President and Chief Executive Officer, who does not participate in the decisions of the Board as to her compensation package.

BASi's executive compensation practices are affected by the highly competitive nature of the biotechnology industry and the location of BASi's executive offices in West Lafayette, Indiana. The fact that West Lafayette, Indiana is a small city in a predominantly rural area can present challenges to attracting executive talent from other industries and parts of the country. However, the favorable cost of living in this area and the small number of competitive employers in this market, enable the Company to pay generally lower salaries for comparable positions to others in its industry. The Company has also recruited a number of key employees from Purdue University, particularly for scientific and technical responsibilities.

The Compensation Committee strongly believes that executive compensation pay opportunities, and pay actually realized should be tied to Company performance. During 2014, the Compensation Committee hired First Person, a compensation consultant, to review its current compensation practices. The review addressed several areas including the following: (i) whether the Company’s compensation practices motivate management to focus on key financial goals over appropriate time horizons, (ii) whether existing performance measures support the company’s current strategy and the preservation and creation of shareholder value, (iii) whether the Company’s compensation practices promote prudent risk-taking and (iv) whether performance goals are challenging and appropriate.

The Compensation Committee, in collaboration with management and the compensation consultant, has completed the comprehensive review of the compensation structure of the Company. The review was carried out in order to provide the proper incentives and necessary retention of key employees, including the named executive officers, to achieve financial success and deliver an appropriate return to the shareholders. One outcome of the review is the approval by the Board of Directors of the Compensation Committee’s recommendation for approval and authorization of a vote to shareholders to approve the Company’s Amended and Restated Equity Incentive Plan.

The Company has developed compensation packages for BASi's executive officers that meet each of the following three criteria: (1) market competitive - levels competitive with companies of similar size and performance to BASi; (2) performance-based "at risk" pay that is based on both short-term and long-term goals; and (3) shareholder-aligned incentives that are structured to create alignment between the shareholders and executives with respect to short-term and long-term objectives. Severance arrangements with executives as well as payments for resignations, retirements and terminations have traditionally been determined on a case-by-case basis.

On February 7, 2013, the Board of Directors approved an Annual Incentive Bonus Plan (“AIBP”) for all salaried and hourly employees of BASi, including BASi’s Named Executive Officers or “NEOs”. This AIBP has been established in order to align all participants with the annual goals and objectives of the Company and to create a direct link between compensation and the annual financial and operational performance of the Company. Under the terms of the AIBP, salaried and hourly employees, including the NEOs, will be eligible to receive performance-based incentive bonuses for the Company’s achievement of specific EBITDA levels for the fiscal years ended September 30, 2014 and 2013, respectively, as well as the individual’s accomplishment of specific performance goals.

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

The Company has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking. It concluded that:

•	The combination of base salary and incentive compensation, including annual incentive compensation and long-term incentive compensation, reduces the significance of any one particular compensation element.

•	Our customary four year equity vesting period encourages long-term perspectives among award recipients.

•	The Company's performance goals are appropriately set in order to avoid targets that, if not met, result in a large percentage loss of compensation;

•	The Compensation Committee oversees the design of BASi’s annual incentive and long-term incentive compensation plans.

•	Our system of internal control over financial reporting, among other controls, reduce the likelihood of manipulation of our financial performance to enhance payments under incentive compensation plans.

Based on the foregoing, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on BASi.

Employment Agreements and Post-Termination Payments

BASi has Employment Agreements with Ms. Lemke, Mr. Potrzebowski and Dr. Bourdage and had an employment agreement with Mr. Devine.

Employment Agreement with Jacqueline M. Lemke

On April 9, 2012, BASi entered into an Employment Agreement with Jacqueline M. Lemke to serve as Chief Financial Officer and Vice President of Finance of BASi. Pursuant to the terms of the agreement between BASi and Ms. Lemke, the agreement had an initial term that ended on February 28, 2015, but the employment term could have been extended for successive one year periods unless either BASi or Ms. Lemke gave the other party written notice at least 90 days before the end of the term. The Employment Agreement provided that (a) Ms. Lemke’s base salary would be $17,683.33 per month, and (b) she would receive an annual cash bonus equal to two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense and amortization expense of the Company for the year .. Ms. Lemke was also eligible for a standard relocation package during the first year of employment.

On July 5, 2012, Ms. Lemke was elected as the interim President and Chief Executive Officer of BASi in addition to her position as Chief Financial Officer and Vice President of Finance. On October 15, 2012, BASi and Ms. Lemke agreed upon an addendum that was attached to and made a part of Ms. Lemke’s original Employment Agreement. The addendum provided that, during the period Ms. Lemke served as Interim President and Chief Executive Officer of BASi, she would receive (a) a cash bonus of $20,000 on the first regular pay date of the Company following each of October 15, 2012 and January 5, 2013; and (b) a cash bonus equal to two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense, amortization expense and restructuring charges of BASi for that period ("EBITDAR Bonus"). In addition to reimbursement of business expenses in accordance with BASi’s standard reimbursement policies, Ms. Lemke would have been entitled to a $1,400 monthly commuting allowance. BASi also agreed to provide Ms. Lemke with term life insurance of two times her base salary.

On February 7, 2013, Ms. Lemke was elected as the President and Chief Executive Officer of the Company with continuing responsibility as Vice President - Finance and Chief Financial Officer. In connection with her election, the Company and Ms. Lemke entered into an Amended and Restated Employment Agreement .. The Employment Agreement provided that (a) Ms. Lemke’s base salary would be $24,183.33 per month, and (b) for fiscal year 2013 only, she would receive an annual cash bonus in an amount equal to the greater of (i) two percent (2%) of the consolidated earnings before interest expense, income tax expense, depreciation expense, amortization expense and restructuring charges of the Company for the year or (ii) the amount which Ms. Lemke became entitled to receive pursuant to the Annual Incentive Bonus Plan (AIBP), if any. For fiscal years subsequent to 2013, Ms. Lemke would receive an annual cash bonus based upon the Company Annual Incentive Bonus Plan, if any. Ms. Lemke would continue to receive a $1,400 monthly commuting allowance in addition to reimbursement of business expenses in accordance with the Company’s standard reimbursement policies.

On July 1, 2014, BASi entered into a Second Amended and Restated Employment Agreement with Ms. Lemke. The term of the Employment Agreement extends through June 30, 2017, subject to automatic renewal for successive one-year terms unless either party gives the other written notice of their intent to terminate the Employment Agreement at least 90 days before the end of the then current term. Under the Employment Agreement, Ms. Lemke’s base salary is $26,000 per month, and she received a one-time cash bonus in the amount of $50,000 on the Company’s first regular payroll date after the effective date of the Employment Agreement. Ms. Lemke remains eligible for an annual cash bonus based upon the Company's Annual Incentive Bonus Plan, if any, and for the $1,400 monthly commuting allowance in addition to reimbursement of business expenses in accordance with the Company’s standard reimbursement policies.

The current agreement provides that Ms. Lemke could be entitled to severance benefits following the termination of her employment, as is further described below under the heading, “Change-in Control Agreements.” If she is terminated by BASi without "cause", or if Ms. Lemke terminates her employment for "good reason" she would be entitled to the following:

•	Ms. Lemke’s base salary, payable monthly for 18 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.
•	health insurance coverage or COBRA reimbursement for the 18-month period

As part of these agreements, Ms. Lemke has also received certain option awards as disclosed in the executive compensation table.

Employment Agreement with Jeffrey Portzebowski

Effective June 9, 2014, Jeffrey Potrzebowski joined BASi as Chief Financial Officer and Vice President of Finance. His base salary is $16,666.67 per month with a targeted Annual Incentive Bonus payout of 30% of base salary. In addition to reimbursement of business expenses in accordance with the Company’s standard reimbursement policies, Mr. Potrzebowski is entitled to a $500 monthly commuting allowance. Mr. Potrzebowski is also eligible to participate in all employee benefit plans which are generally made available to employees of the Company, subject to the eligibility, qualification, waiting period and other terms and conditions of such plans as they shall be in effect from time to time.

In connection with his employment, BASi granted Mr. Potrzebowski an option to purchase 10,000 shares of the Company's common stock pursuant to the Company's Employee Stock Option Plan and an Option Agreement dated June 9, 2014.  The grant is effective on June 9, 2014 at a price of $2.66. The option vests in three equal annual installments beginning June 9, 2015, with the second and third installments becoming exercisable on the two succeeding anniversary dates, subject to Mr. Potrzebowski’s continued employment with BASi. This option grant expires on the tenth anniversary of the effective date of the grant.

Employment Agreement with Dr. James Bourdage

On June 2, 2014, Dr. James Bourdage joined BASi as the Vice President of Bioanlaytical Services. His base salary is $14,166.67 per month with a targeted Annual Incentive Bonus payout of 30% of base salary. Dr. Bourdage is also eligible to participate in all employee benefit plans which are generally made available to employees of the Company, subject to the eligibility, qualification, waiting period and other terms and conditions of such plans as they shall be in effect from time to time.

In connection with his employment, BASi granted Dr. Bourdage an option to purchase 10,000 shares of the Company's common stock pursuant to the Company's Employee Stock Option Plan and an Option Agreement dated June 2, 2014.  The grant is effective on June 2, 2014 at a price of $2.71. The option vests in four equal annual installments beginning June 2, 2015, with the remaining three installments becoming exercisable on the three succeeding anniversary dates, subject to Dr. Bourdage’s continued employment with BASi. This option grant expires on the tenth anniversary of the effective date of the grant.

Employment Agreement with John P. Devine

On October 1, 2011, BASi entered into an Employment Agreement with John P. Devine to serve as Vice President of Toxicology of BASi. Pursuant to the terms of the agreement between BASi and Mr. Devine, the agreement had an initial term that ended on December 30, 2014, but the employment term could have been extended for successive one year periods unless either BASi or Mr. Devine gave the other party written notice at least 90 days before the end of the term.

The Employment Agreement provided that Mr. Devine’s base salary was $12,083.34 per month. Mr. Devine was also eligible for any bonus plans adopted by the Company at the discretion of the Compensation Committee of the Board of Directors.

The Agreement provided that Mr. Devine could be entitled to severance benefits following the termination of his employment, as is further described below under the heading, “Change-in Control Agreements.” If he was terminated by BASi without "cause", or if Mr. Devine terminated his employment for "good reason" he would have been entitled to the following:

•	Mr. Devine’s base salary, payable monthly for 12 months following termination;
•	all vacation accrued as of the date of termination;
•	all bonus amounts earned but not paid as of the date of termination; and
•	all salary earned but not paid through the date of termination.

On September 18, 2014, Mr. Devine was given notice that the Company would not extend the term of his Employment Agreement beyond its current term, ending December 30, 2014. In a Separation Agreement and Release of All Claims, effective October 3, 2014, the Company agreed to pay Mr. Devine a separation benefit of $12,083.34 per month, his current monthly salary, in the form of a bi-weekly salary continuation following the expiration of his Employment Agreement through the payroll period ending February 20, 2015. The Company also agreed to reimburse Mr. Devine for the cost of COBRA premiums incurred for the months of January and February, 2015, if any. In exchange for these benefits, Mr. Devine agreed to unconditionally release the Company from any and all claims occurring prior to the expiration of his Employment Agreement and also agreed that he would not accrue additional vacation time beyond that accrued as of September 18, 2014. Each of the parties also agreed not to make false, negative or disparaging remarks regarding the other.

Change-in-Control Agreements

Ms. Lemke’s Employment Agreements contains and Mr. Devine’s Employment Agreement contained a change in control feature. Under these Employment Agreements, if Ms. Lemke or Mr. Devine is “involuntarily terminated” for any reason following a change in control, Mr. Devine would receive an amount equal to his monthly base salary for the 12 months prior to termination payable for at least 2 years and Ms. Lemke would receive an amount equal to her monthly base salary for the 12 months prior to termination payable for at least 18 months. Each would also be eligible for any special bonus program and be eligible during the terminal payment period to participate in Company sponsored benefits, savings and retirement plans, practices, policies and programs, with the employee contribution paid by the employee.

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

A "change in control" is defined in Ms. Lemke’s Employment Agreement and was defined in Mr. Devine’s Employment Agreement as (1) approval by shareholders of the Company of (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of stock of the Company would be converted into cash, securities or other property, other than a consolidation or merger of the Company in which holders of its common shares immediately prior to the consolidation or merger have substantially the same proportionate ownership of voting common stock of the surviving corporation immediately after the consolidation or merger as immediately before, or (b) a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; (2) a change in the majority of members of the Board of Directors of the Company within a twenty-four (24) month period unless the election, or nomination for election by the Company shareholders, of each new director was approved by a vote of two-thirds (2/3) of the directors then still in office who were in office at the beginning of the twenty-four (24) month period; or (3) the Company combining with another company as the surviving corporation but, immediately after the combination, the shareholders of the Company immediately prior to the combination do not hold, directly or indirectly, more than fifty percent (50%) of the share of voting common stock of the combined company (there being excluded from the number of shares held by such shareholders, but not from the shares of voting common stock of the combined company, any shares received by affiliates (as defined in the rules of the SEC) of such other company in exchange for stock of such other company).

In connection with his employment, BASi granted Dr. Bourdage an option to purchase 10,000 shares of the Company's common stock pursuant to the Company's Employee Stock Option Plan and an Option Agreement dated June 2, 2014.  The grant is effective on June 2, 2014 at a price of $2.71. The option vests in four equal annual installments beginning June 2, 2015, with the three remaining installments becoming exercisable on the three succeeding anniversary dates, subject to Dr. Bourdage’s continued employment with BASi. This option grant expires on the tenth anniversary of the effective date of the grant.

Executive Compensation Tables

Fiscal 2014 Summary Compensation Table

For fiscal 2014, our Named Executive Officers or “NEOs” were Jacqueline M. Lemke, Jeff Potrzebowski, Dr. James Bourdage and John P. Devine, Jr. The following narrative, tables and footnotes describe the "total compensation" earned during the Company’s fiscal 2014 by our NEOs. Individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during the Company’s 2014 and 2013 fiscal years. The terms of the Employment Agreements governed the base salary for each NEO.

Bonus. The amounts presented as bonus for Ms. Lemke represent an accrued cash bonus of 2% of EBITDAR and two $20,000 bonuses per her employment agreement for fiscal 2013 as well as an accrued bonus related to the Company’s AIBP for fiscal 2014. The amount presented as a bonus for Mr. Devine is related to the Company’s AIBP for fiscal 2013. The bonuses presented for Mr. Potrzebowski and Dr. Bourdage are related to the Company’s AIBP for fiscal 2014. No other bonuses were paid or accrued in fiscal 2014 or 2013 for any other NEO.

Option Awards. The awards disclosed under the heading "Option Awards" consist of the aggregate grant date fair value of the stock option awards granted in fiscal 2014 and 2013 computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include BASi's actual operating performance, common share price fluctuations, differences from the valuation assumptions used, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting. Assumptions used in the calculation of the grant date fair value are included in Note 9 in the Notes to Consolidated Financial Statements in BASi’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

All Other Compensation. The amounts included under “All Other Compensation” are described in the footnotes to the table.

SUMMARY COMPENSATION TABLE
Name	Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)		All Other Compensation ($)		Total ($)

Jacqueline M. Lemke	President and Chief Executive	2013	262,807	102,783	(3)	125,276	(5)	17,558	(7)	508,424
(2)	Officer	2014	295,650	92,285	(4)	52,775	(6)	17,558	(8)	458,268

John P. Devine, Jr.	Vice President, Toxicology	2013	145,000	3,584	(9)	576	(10)	-		149,160
		2014	145,000	-		-		-		145,000

Jeff Potrzebowski	Chief Financial Officer,
(11)	Vice President of Finance	2014	66,667	5,423	(12)	22,200	(13)	2,000	(14)	96,290

James Bourdage, Ph.D.	Vice President of Bioanalytical Services	2014	56,667	4,400	(16)	22,600	(17)	-		83,667
(15)

(1)	Represents the aggregate grant date fair value of the stock option awards granted in fiscal years 2014 and 2013 in accordance with FASB ASC Topic 718. There were three stock option grants to an NEO in fiscal 2014 and two grants to an NEO in fiscal 2013.
(2)	Ms. Lemke was hired on April 9, 2012, as Chief Financial Officer and Vice President of Finance. On July 5, 2012, Ms. Lemke was elected interim President and Chief Executive Officer, with continuing duties as Chief Financial Officer and Vice President. On February 7, 2013, Ms. Lemke was elected President and Chief Executive Officer, with continuing duties as Chief Financial Officer and Vice President. Ms. Lemke relinquished her duties as Chief Financial Officer and Vice President upon Mr. Potrzebowski’s hiring.
(3)	$40,000 bonus paid plus EBITDAR bonus per employment agreement accrued in fiscal 2013.
(4)	$50,000 bonus paid per her second amended employment agreement plus a bonus accrued for AIBP for fiscal 2014.
(5)	Grant date fair values of new grants as follows: On October 15, 2012, 50,000 options on common shares were granted, fully vesting on February 4, 2013. On January 16, 2013, 500 options on common shares were granted, vesting evenly on January 16, 2014 and January 16, 2015. On February 7, 2013, 50,000 options on common shares were granted, with half vesting on December 20, 2013 and the other half vesting evenly on February 7, 2014, 2015 and 2016, respectively.
(6)	Grant date fair value of new grant on July 1, 2014 for 25,000 options on common shares, vesting evenly beginning July 1, 2015 and each successive year through July 1, 2017.
(7)	Includes $1,400 monthly car allowance and company paid life insurance premiums per addendum to the employment agreement signed October 15, 2012.
(8)	Includes $1,400 monthly car allowance and company paid life insurance premiums per addendum to the employment agreement signed October 15, 2012.
(9)	Bonus related to the AIBP for fiscal 2013.
(10)	Grant date fair value of new grant on January 16, 2013 for 500 options on common shares, vesting evenly on January 16, 2014 and January 16, 2015.
(11)	Mr. Potrzebowski was hired on June 9, 2014, as Chief Financial Officer and Vice President of Finance.
(12)	Bonus related to the AIBP for fiscal 2014.
(13)	Grant date fair value of new grant on June 9, 2014 for 10,000 options on common shares, vesting evenly beginning June 9, 2015 and each successive year through June 9, 2017.

(14)	Includes $500 monthly car allowance.
(15)	Dr. Bourdage was hired on June 2, 2014, as Vice President of Bioanalytical Services.
(16)	Bonus related to the AIBP for fiscal 2014.
(17)	Grant date fair value of new grant on June 2, 2014 for 10,000 options on common shares, vesting evenly beginning June 2, 2015 and each successive year through June 2, 2018.

Outstanding Equity Awards at Fiscal Year-End Table

BASi has awarded stock options to members of its senior management and other BASi team members. The terms of these awards typically provide for vesting over a defined period of time. Option awards historically had a four-part vesting schedule in which the first of the four installments vests on the second anniversary of the grant date. Each subsequent one-fourth installment thereafter vests on the anniversary of the grant date for the next three years; however, the Compensation Committee and the Board have the ability to alter, and occasionally do alter, the vesting schedule to meet specific objectives. The options expire if not exercised within ten years from the date of grant. The following table shows the equity awards granted to BASi's NEOs that were outstanding as of the end of BASi's 2014 fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR-END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Jacqueline M. Lemke	125,000	—		1.38	April 8, 2022
	50,000	—		1.32	October 14, 2022
	250	250	(1)	1.40	January 16, 2023
	8,335	16,665	(2)	1.70	February 6, 2023
	—	25,000	(3)	2.53	June 30, 2024

John P. Devine, Jr.	4,000	—	(4)	5.00	December 30, 2014
	5,000	—	(4)	5.09	September 4, 2018
	—	2,500	(4)	1.01	August 15, 2020
	250	250	(4)	1.40	January 16, 2023

Jeff Potrzebowski	—	10,000	(5)	2.66	June 8, 2024

James Bourdage, Ph.D.	—	10,000	(6)	2.71	June 1, 2024

(1)	Options 250 shares vest on January 16, 2015.
(2)	Options on 8,333 shares vest on February 7, 2015 and 8,334 shares vest on February 7, 2016.
(3)	Options on 8,333 shares vest on July 1, 2015, 8.333 shares vest on July 1, 2016 and 8,334 shares vest on July 1, 2017.
(4)	Mr. Devine’s options were forfeited upon his termination date of December 30, 2014.
(5)	Options on 3,333 shares vest on June 9, 2015, 3,333 shares vest on June 9, 2016 and 3,334 shares vest on June 9, 2017.
(6)	Options on 2,500 shares vest on June 2, 2015, 2,500 shares vest on June 2, 2016, 2,500 shares vest on June 2, 2017 and 2,500 shares vest on June 2, 2018.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

Common Stock

The following table shows, as of January 26, 2015, the number of common shares owned by our directors, executive officers named in the Summary Compensation Table above, our current directors and executive officers as a group, and beneficial owners known to us to hold more than 5% of our outstanding common shares. As of January 26, 2015, there were 8,075,939 common shares outstanding.

NAME	Shares Owned		%
Candice B. Kissinger(2)	1,275,767		15.8
Peter T. Kissinger (1)	1,275,767		15.8
Seth W. Hamot (3)	886,621		11.0
Jacqueline M. Lemke (4)	204,835	(5)	2.5
John B. Landis, Ph.D. (4)	40,000	(6)	0.5
Larry S. Boulet (4)	28,750	(7)	0.4
David L. Omachinski (4)	27,500	(8)	0.3
A. Charlene Sullivan, Ph.D. (4)	17,500	(9)	0.2
Richard A. Johnson, Ph.D. (4)	20,000	(10)	0.2
John P. Devine (4)	100		*
Merrill R. Osheroff, Ph.D. (4)	—		*
Jeff Potrzebwoski (4)	—		*
James Bourdage, Ph.D. (4)	—		*

11 Executive Officers and Directors as a group	338,685		4.2

* Less than 0.1%

(1)	Dr. Kissinger’s shares owned beneficially include 427,547 shares over which he has sole voting and dispositive power and 848,220 shares over which he shares voting and dispositive power with his spouse, including 1,354 shares indirectly held by Ms. Kissinger as custodian for the benefit of their children. The address for Dr. Kissinger is 111 Lorene Place, West Lafayette, Indiana 47906. The information is based on a Form 13D/A filed with the Securities and Exchange Committee on January 29, 2010.
(2)	Ms. Kissinger’s shares owned beneficially include 252,310 shares over which she has sole voting and dispositive power, including 1,354 shares indirectly held by Ms. Kissinger as custodian for the benefit of their children, and 1,023,457 shares over which she shares voting and dispositive power with her spouse. The address for the Ms. Kissinger is 111 Lorene Place, West Lafayette, Indiana 47906. The information is based on a Form 13D/A filed with the Securities and Exchange Committee on January 29, 2010.
(3)	Shares owned beneficially include 500,000 shares issuable upon conversion of the Company’s Series A convertible preferred stock and 250,000 shares issuable upon exercise of warrants. The address for Mr. Hamot is 222 Berkeley Street, 17th floor, Boston, Massachusetts, 02116.
(4)	Addresses are in care of BASi at 2701 Kent Avenue, West Lafayette, Indiana 47906.
(5)	Shares owned include 183,835 shares underlying exercisable stock options as of January 26, 2015.
(6)	Shares owned include 10,000 shares underlying exercisable stock options as of January 26, 2015.
(7)	Shares owned include 13,750 shares underlying exercisable stock options as of January 26, 2015.
(8)	Shares owned include 7,500 shares underlying exercisable stock options as of January 26, 2015.
(9)	Shares owned include 7,500 shares underlying exercisable stock options as of January 26, 2015.
(10)	Shares owned include 10,000 shares underlying exercisable stock options as of January 26, 2015.

For additional information regarding our stock option plans, please see Note 9 in the Notes to the Consolidated Financial Statements in this report.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Board Independence

The Board of Directors has determined that Larry S. Boulet, David Omachinski, John B. Landis, Ph.D., Richard A. Johnson, Ph.D., A. Charlene Sullivan, Ph.D., and Merrill R. Osheroff, Ph.D. have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals meet the current independence requirements of the NASDAQ Marketplace Rules, as well as the independence requirements of the Securities and Exchange Commission (“SEC”).

Family Relationships

There are no family relationships among the directors and executive officers of BASi.

Certain Relationships and Transactions

The Board reviews transactions with related parties, but has no formal policies in place with respect to such review or the approval of such transactions. There were no transactions with related parties in fiscal 2014.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accountants

The Company’s Audit Committee engaged McGladrey LLP (“McGladrey”) as the Company’s independent registered public accounting firm for the audit of the consolidated financial statements for the fiscal years ended September 30, 2014 and 2013, respectively.

Representatives of McGladrey are expected to be present at the Annual Meeting. They will have the opportunity to make a statement if they desire to do so and will be available to answer appropriate questions concerning the audit of the Company’s financial statements.

Fees of Independent Registered Public Accountants

The approximate aggregate fees billed for the last two fiscal years for each of the following categories of services are set forth below:

16

	2014	2013
Audit Fees –
Aggregate fees for annual audit, quarterly reviews	$322,000	$215,000

Audit Related Fees -
Aggregate fees for assurance and related services	$—	$—

Tax Fees -
Income tax services related to compliance with tax laws	$—	$—

All Other Fees -	$—	$—

There were no fees for services other than the above paid to the Company’s independent registered public accountants.

BASi’s policies require that the scope and cost of all work to be performed for BASi by its independent registered public accountants must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of BASi, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee and the Chief Financial Officer must review and approve the engagement letter and the estimate before authorizing the engagement. All fees were reviewed and approved by the Audit Committee during fiscal 2014 and 2013. Where fees charged by the independent registered public accountants exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment.

On February 6, 2013 Crowe Horwath LLP ("Crowe") provided the Company with notice of its intent to resign as the Company’s independent registered public accounting firm and its resignation was effective on February 14, 2013 when it completed its review of our first quarter of fiscal 2013. During the Company’s then two most recent fiscal years and the subsequent interim period through February 14, 2013, there were no disagreements between the Company and Crowe on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure which disagreements, if not resolved to Crowe’s satisfaction, would have caused Crowe to make reference thereto in Crowe’s report on the Company’s financial statements for such periods. In addition, no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, occurred during the Company’s then two most recent fiscal years and the subsequent interim period through February 14, 2013.

The Company previously provided Crowe with a copy of this disclosure and requested that Crowe furnish it with a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of Crowe’s letter, dated February 21, 2013, was attached as Exhibit 16.1 to the Form 8-K/A filed February 21, 2013.

On February 8, 2013, the Audit Committee approved the appointment of McGladrey LLP as the Company’s independent registered public accounting firm, whose engagement became effective on February 22, 2013.

During the Company’s then two most recent fiscal years and the subsequent interim period through February 21, 2013, neither the Company nor anyone operating on its behalf had consulted with McGladrey regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement of the type described in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event” involving the Company, as described in Item 304(a)(1)(v) of Regulation S-K. Furthermore, McGladrey had not provided the Company a written report or oral advice that McGladrey concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: January 29, 2015	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

Date: January 29, 2015	By: /s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance

EXHIBIT INDEX

Number		Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

