Form 10-Q
period 2014-12-31
BIOANALYTICAL SYSTEMS INC
filed 2015-02-17
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of February 12, 2015, 8,076,046 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2014	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$747	$981
Accounts receivable
Trade, net of allowance of $54 at December 31, 2014 and September 30, 2014, respectively	2,838	2,557
Unbilled revenues and other	952	878
Inventories	1,662	1,564
Prepaid expenses	693	675
Total current assets	6,892	6,655

Property and equipment, net	15,695	15,949
Goodwill	1,009	1,009
Debt issue costs	115	122
Other assets	38	39
Total assets	$23,749	$23,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,900	$2,672
Accrued expenses	1,344	1,842
Customer advances	3,096	2,990
Income tax accruals	17	20
Revolving line of credit	481	202
Fair value of warrant liability	556	676
Current portion of capital lease obligation	271	279
Current portion of long-term debt	786	786
Total current liabilities	9,451	9,467

Fair Value of interest rate swap	31	21
Capital lease obligation, less current portion	232	298
Long-term debt, less current portion	4,256	4,452
Total liabilities	13,970	14,238

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at December 31, 2014 and 1,185 at September 30, 2014	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,075,728 issued and
outstanding at December 31, 2014 and 8,075,335 at September 30, 2014	1,980	1,980
Additional paid-in capital	21,183	21,154
Accumulated deficit	(14,607)	(14,790)
Accumulated other comprehensive income	38	7

Total shareholders’ equity	9,779	9,536

Total liabilities and shareholders’ equity	$23,749	$23,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

 BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Service revenue	$4,398	$4,916
Product revenue	1,447	1,304
Total revenue	5,845	6,220

Cost of service revenue	3,256	3,323
Cost of product revenue	685	752
Total cost of revenue	3,941	4,075

Gross profit	1,904	2,145
Operating expenses:
Selling	336	437
Research and development	191	143
General and administrative	1,235	1,103
Total operating expenses	1,762	1,683

Operating income	142	462

Interest expense	(81)	(164)
Change in fair value of warrant liability – (increase) decrease	120	(961)
Other income	2	1
Income (loss) before income taxes	183	(662)

Income taxes	1	—

Net income (loss)	$182	$(662)

Other comprehensive income (loss):
Fair value adjustment of interest rate swap	(10)	—
Foreign currency translation adjustment	42	(26)

Comprehensive income (loss)	$214	$(688)

Basic net income (loss) per share	$0.02	$(0.09)
Diluted net income (loss) per share	$0.01	$(0.09)

Weighted common shares outstanding:
Basic	8,076	7,735
Diluted	9,601	7,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Operating activities:
Net income (loss)	$182	$(662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	377	402
Change in fair value of warrant liability – increase (decrease)	(120)	961
Employee stock compensation expense	29	47
Changes in operating assets and liabilities:
Accounts receivable	(355)	939
Inventories	(98)	(72)
Income tax accruals	(3)	(14)
Prepaid expenses and other assets	(9)	(145)
Accounts payable	228	(345)
Accrued expenses	(498)	(151)
Customer advances	106	76
Net cash (used) provided by operating activities	(161)	1,036

Investing activities:
Capital expenditures	(122)	(51)
Net cash used by investing activities	(122)	(51)

Financing activities:
Payments of long-term debt	(196)	(49)
Payments of debt issuance costs	—	(60)
Payments on revolving line of credit	(1,097)	(7,619)
Borrowings on revolving line of credit	1,375	6,372
Payments on capital lease obligations	(75)	(66)
Net cash provided (used) by financing activities	7	(1,422)

Effect of exchange rate changes	42	(26)

Net decrease in cash and cash equivalents	(234)	(463)
Cash and cash equivalents at beginning of period	981	1,304
Cash and cash equivalents at end of period	$747	$841

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$—	$(18)

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2014. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2014 and 2013 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2014. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results for the year ending September 30, 2015.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2014, there are 155 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. Stock based compensation expense for the three months ended December 31, 2014 and 2013 was $29 and $47, respectively.

A summary of our stock option activity for the three months ended December 31, 2014 is as follows (in thousands except for share prices):

			Weighted-
		Weighted-	Average
	Options	Average	Grant Date
	(shares)	Exercise Price	Fair Value

Outstanding - October 1, 2014	426	$1.83	$1.41
Exercised	(1)	1.40	1.15
Granted	25	2.53	2.11
Expired	(11)	5.00	3.54
Forfeit	(12)	4.08	2.71
Outstanding - December 31, 2014	427	$1.72	$1.36

During the three months ended December 31, 2014, we granted options for 25 common shares under the Plan. The fair value of the option grants are estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	2.31%
Dividend yield	0.00%
Expected volatility	94.39%
Expected life of the options (years)	8.0
Forfeitures	3.00%

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with a registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and warrants and the treasury stock method for stock options. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the quarter ended December 31, 2013 because they were anti-dilutive. Warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2013 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2014	2013

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$182	$(662)
Weighted average common shares outstanding	8,076	7,735
Basic net income (loss) per share	$0.02	(0.09)

Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$182	$(662)
Change in Fair Value of Warrant Liability	(120)	—
Diluted net income (loss) applicable to common shareholders	$62	$(662)

Weighted average common shares outstanding	8,076	7,735
Plus: Incremental shares from assumed conversions
Series A preferred shares	592	—
Class A warrants	799	—
Dilutive stock options/shares	134	—
Diluted weighted average common shares outstanding	9,601	7,735

Diluted net income (loss) per share	$0.01	$(0.09)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2014	September 30, 2014

Raw materials	$1,303	$1,228
Work in progress	307	295
Finished goods	362	340
	$1,972	$1,863
Obsolescence reserve	(310)	(299)
	$1,662	$1,564

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2014.

	Three Months Ended December 31,
	2014	2013

Revenue:
Service	$4,398	$4,916
Product	1,447	1,304
	$5,845	$6,220

Operating income:
Service	$18	$424
Product	124	38
	$142	$462

Interest Expense	(81)	(164)
Change in fair value of warrant liability – (increase) decrease	120	(961)
Other income	2	1

Income (loss) before income taxes	$183	$(662)

6.	INCOME TAXES

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

At December 31, 2014 and September 30, 2014, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 0.4% is due to changes in our valuation allowance on our net deferred tax assets.

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

7.	DEBT

Note payable

Prior to obtaining the new credit facility described below, we had a term loan from Regions Bank (“Regions”), which was secured by mortgages on our facilities in West Lafayette and Evansville, Indiana.

On October 31, 2013, we executed a seventh amendment with Regions to extend the note payable maturity date to October 31, 2014. The unpaid principal on the note was incorporated into a replacement note payable for $5,205 bearing interest at LIBOR plus 400 basis points (minimum of 6.0%) with monthly principal payments of approximately $47 plus interest. The replacement note payable was secured by real estate at our West Lafayette and Evansville, Indiana locations.

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

Current Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at December 31, 2014 and September 30, 2014 was $5,042 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $481 and $202 at December 31, 2014 and September 30, 2014, respectively.

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

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense over five years based on the contractual term of the credit facility. As of December 31, 2014 and September 30, 2014, the unamortized portion of debt issuance costs related to the credit facility was $115 and $122, respectively, and was included in Debt issue costs, net on the consolidated balance sheets. We incurred $60 of costs in connection with the seventh amendment with Regions, which were expensed in fiscal 2014.

8.	RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana and closed our facility and bioanalytical laboratory in Warwickshire, United Kingdom. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations.

We reserved for lease payments at the cease use date and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $981 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2014.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, December 31, 2014
Lease related costs	$961	$20	$-	$-	$981
Other costs	117	-	-	-	117
Total	$1,078	$20	$-	$-	$1,098

Other costs of $117 include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the Class A Warrants at December 31, 2014 and September 30, 2014 were as follows:

	December 31, 2014	September 30, 2014
	Warrant A	Warrant A

Risk-free interest rate	0.40%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	62.84%	63.58%
Expected life of the options (years)	1.36	1.6

Fair value per unit	$.696	$.846

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the note payable approximates fair value due to the variable nature of the interest rates.

We use an interest rate swap, designated as a hedge, to fix 60% of the debt from our credit facility with Huntington Bank. We did not enter into this derivative transaction to speculate on interest rates, but to hedge interest rate risk. The swap is recognized on the balance sheet at its fair value. The fair value is determined utilizing a cash flow model that takes into consideration interest rates and other inputs observable in the market from similar types of instruments, and is therefore considered a level 2 measurement.

The following table summarizes fair value measurements by level as of December 31, 2014, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$31	$-
Class A warrant liability	$-	$556	$-

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

Over the past two years, we have focused on targeted initiatives that were designed to stabilize our business, improve our liquidity and lower our break-even point. While we remain dedicated to increasing our productivity and internal processes with the intent to continue to grow free cash flow, we are actively pursuing strategies to drive top-line growth. In the remainder of fiscal 2015, we plan to continue focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders. By improving revenue growth and managing our costs effectively, combined with the availability of our credit facility with Huntington Bank with substantially more favorable terms than the long-term debt and line of credit it replaces, we enhance our ability to implement our growth plan. We have taken several steps to strengthen our management team in roles that will be vital to helping drive our top line performance.  We are expanding our marketing efforts by building on the Company’s inherent strengths in specialty assay and drug discovery, regulatory excellence, and our Culex® automated sampling system.  We recognize that our growth depends upon our ability to continually improve and create new client relationships. In addition, strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication to position the Company to deliver profitable growth over the long-term. We are determined to follow through on the initiatives that support our strategy to strengthen the Company for fiscal 2015 and beyond.

11.	SUBSEQUENT EVENT

On January 28, 2015, the Company entered into a lease agreement (the “Lease Agreement”) with Cook Biotech, Inc. (“Tenant”), pursuant to which the Company will lease to Tenant approximately 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters (the “Building”), 2701 Kent Avenue, West Lafayette, Indiana, 47906. The initial term of the Lease Agreement runs for approximately nine years and 11 months, with Tenant options to extend the initial term for two additional five-year terms at market rent, as agreed to by the parties. The Company will deliver possession of the leased space in phases over a three-month period ending May 1, 2015. Once the leased space is fully occupied, base rent under the Lease Agreement will range from approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The Lease Agreement contains customary events of default and termination provisions. In addition to these customary provisions, Tenant may terminate the lease with applicable notice: (i) if the Company is unable to deliver possession of the leased space in appropriate condition with separately metered utilities by May 31, 2015 and (ii) if an environmental safety assessment to be provided within the first 30 days of the lease term identifies hazardous materials adversely affecting Tenant’s use of the leased space. Tenant may also terminate the lease if Tenant determines, based upon regulatory considerations for its products, that the leased space is not fit for its business use, in which case Tenant must give six months' notice of termination and pays an additional six months’ rent upon termination.

The Company is responsible for the repair and maintenance of the exterior structure and common areas of the building and all building systems as well as landscaping, parking and driveway areas except for damage caused by the Tenant. The Company also agreed to repair and relayer some or all of the parking lot serving the building with the tenant reimbursing forty percent of the cost, not to exceed a maximum paid by the Tenant of $60.

During the term of the Lease Agreement and so long as Tenant is not in default, Tenant has the right to match any third-party offer to purchase the building. The Company is entering into the Lease Agreement to monetize underutilized space at its headquarters, and management does not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first three months of fiscal 2015, we experienced a 10.5% decrease in revenues in our Contract Research services segment versus and an 11.0% increase in revenues for our Products segment as compared to the first three months of fiscal 2014. Our Contract Research services revenue was impacted by temporary client delays. In our Product segment, revenue was up compared to the prior fiscal year period due in part to increased sales and installations of our Culex®, in vivo sampling systems. For the remainder of fiscal 2015, we will continue to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues decreased approximately 6.0% and gross margin decreased 11.2% in the first quarter of fiscal 2015 from the prior year period. Operating expenses increased 4.7% in the first quarter of fiscal 2015 from the first quarter of fiscal 2014 due in large part to the addition of new finance personnel and increased spending for engineering and product development. The lower margins and slightly higher operating expenses contributed to the reported operating income of $142 for the first fiscal quarter of 2015 compared to $462 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2014, see “Results of Operations” below.

As of December 31, 2014, we had $747 of cash and cash equivalents as compared to $981 of cash and cash equivalents at the end of fiscal 2014. In the first quarter of fiscal 2015, we used $161 in cash from operations, partially due to the lower operating income we reported in the first fiscal quarter of 2015. Total capital expenditures were $122 in the first quarter of fiscal 2015, up from $51 in the first quarter of fiscal 2014 reflecting continued investment in our business as a result of our improved liquidity position and our credit facility entered into in fiscal 2014.

In January 2015, we entered into a lease agreement with an initial term of approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. The Company also agreed to repair and relayer some or all of the parking lot serving the building with the tenant reimbursing forty percent of the cost, not to exceed a maximum paid by the Tenant of $60. Other capital expenditures may be required to relocate manufacturing to create a more lean manufacturing process and to update our office and meeting space.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with clients on regulatory strategy and compliance leading to their FDA filings. We have launched our Enhanced Drug Discovery services as part of this strategy, utilizing our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage. We intend to accomplish this balance through the use of and expanding upon our existing project management skills, strategic partnerships and relationship management.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended
	December 31,
	2014	2013

Service revenue	75.2%	79.0%
Product revenue	24.8	21.0
Total revenue	100.0	100.0

Cost of service revenue (a)	74.0	67.6
Cost of product revenue (a)	47.3	57.7
Total cost of revenue	67.4	65.5

Gross profit	32.6	34.5

Total operating expenses	30.1	27.1

Operating income (loss)	2.5	7.4

Other benefit (expense)	0.7	(18.1)

Income (loss) before income taxes	3.2	(10.6)

Income taxes	—	—

Net income (loss)	3.2%	(10.6)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2014 decreased 6.0% to $5,845 compared to $6,220 for the same period last year.

Our Service revenue decreased 10.5% to $4,398 in the current quarter compared to $4,916 for the prior year period. Other laboratory services were impacted by lower pharmaceutical analysis revenues due to study delays by clients which we believe are temporary. Bioanalytical analysis revenues in our first fiscal quarter of 2015 were negatively impacted by temporary client delays and fewer samples received to assay. Preclinical services revenues slightly increased due to an increase in the number of primate studies from the prior year period. The following table details our Service revenue.

	Three Months Ended
	December 31,
	2014	2013	Change	%
Bioanalytical analysis	$1,733	$1,947	$(214)	-11.0%
Preclinical services	2,351	2,162	189	8.7%
Other laboratory services	314	807	(493)	-61.1%

Sales in our Products segment increased 11.0% in the current fiscal quarter from $1,304 to $1,447 when compared to the same period in the prior fiscal year. The majority of the increase stems from higher sales of our Culex automated in vivo sampling systems over the same period in the prior fiscal year, as we had new installations recognized as well as an increase in consumables. The following table details our Product revenue.

	Three Months Ended
	December 31,
	2014	2013	Change	%
Culex®, in-vivo sampling systems	$779	$652	$127	19.5%
Analytical instruments	517	471	46	9.8%
Other instruments	151	181	(30)	-16.6%

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2015 was $3,940 or 67.4% of revenue, compared to $4,075, or 65.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 74.0% during the first quarter of fiscal 2015 from 67.6% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the first quarter of fiscal 2015 decreased to 47.3% from 57.7% in the comparable prior year period. This decrease is mainly due to a change in the mix of products sold as well as lower expediting fees.

Operating Expenses

Selling expenses for the three months ended December 31, 2014 decreased 23.1% to $336 from $437 for the comparable period last year. This decrease is mainly due to the termination of personnel in the second half of fiscal 2014 along with a reduction in sales promotional spending in the first fiscal quarter of 2015 compared to the same period in fiscal 2014.

Research and development expenses for the first quarter of fiscal 2015 increased 33.6% over the comparable period last year to $191 from $143. The increase was primarily due to increased utilization of outsourced professional engineering services.

General and administrative expenses for the first quarter of fiscal 2015 increased 12.0% to $1,235 from $1,103 for the comparable prior year period. The principal reasons for the increase were higher personnel costs due to the addition of personnel in Finance and Client Services in the second half of fiscal 2014 and increased employee health care costs in the current fiscal quarter.

Other Income (Expense)

Other income (expense) for the first quarter of fiscal 2015 increased to $41 from an expense of $(1,124) for the same quarter of the prior fiscal year. The primary reason for the increase is the change in the fair value of the warrant liability as well as a decrease in interest expense from the credit facility entered into in May of 2014.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2014 and 2013 was 0.4% and 0.0%, respectively. The current year expense primarily relates to federal alternative minimum tax.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana and closed our facility and bioanalytical laboratory in Warwickshire, United Kingdom. We continue to sell our products globally while further consolidating delivery of our CRO services into our Indiana locations.

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $981 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the three months ended December 31, 2014.

	Balance,				Balance,
	September 30,	Total	Cash		December 31,
	2014	Charges	Payments	Other	2014
Lease related costs	$961	$20	$-	$-	$981
Other costs	117	-	-	-	117
Total	$1,078	$20	$-	$-	$1,098

Other costs of $117 include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. Other activity in the reserve rollforward primarily reflects a receivable for settlement of the capital lease in the UK.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2014, we had cash and cash equivalents of $747, compared to $981 at September 30, 2014

Net cash used by operating activities was $161 for the three months ended December 31, 2014 compared to cash provided by operating activities of $1,036 for the three months ended December 31, 2013. The decrease in cash provided by operating activities in the first quarter of fiscal 2015 partially resulted from lower operating income versus the prior year period. Other contributing factors to our cash from operations were noncash charges of $377 for depreciation and amortization and a net increase in accounts payable of $228, offset by a net increase in accounts receivable of $355 and a decrease in accrued expenses of $498. Included in operating activities for the first fiscal quarter of 2014 are non-cash charges of $402 for depreciation and amortization and a decrease in accounts receivable of $939 offset slightly by a decrease in accounts payable of $345 and a decrease in accrued expenses of $151. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $122 in the first quarter of fiscal 2015 due to capital expenditures as compared to $51 in the first three months of fiscal 2014. The investing activity in fiscal 2015 consisted of investments in capital improvements and equipment replacement.

Financing activities provided $7 in the first three months of fiscal 2015 as compared to $1,422 used for the first three months of fiscal 2014. The main use of cash in the first quarter of fiscal 2015 was for long-term debt and capital lease payments of $271 as well as net borrowings on our line of credit of $278. In the first quarter of fiscal 2014, we had long-term debt and capital lease payments of $115, as well as net payments on our line of credit of $1,247.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off our indebtedness to Regions Bank. The balance on the term loan at December 31, 2014 and September 30, 2014 was $5,042 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $481 and $202 at December 31, 2014 and September 30, 2014, respectively.

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

Based on our expected revenue and the impact of cost reductions implemented as well as the availability of our line of credit and the rental income received from the lease agreement signed in January 2015, we project that we will have the liquidity required to fund initiatives in support of our strategy for fiscal 2015, to fund expected costs to be incurred as part of the relocation of our space and to meet our debt obligations.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at December 31, 2014 are bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of our 10-K for the fiscal year ended September 30, 2014. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing.

At December 31, 2014, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $29 and $47 during the three months ended December 31, 2014 and 2013, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2015 and future periods.

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

As of December 31, 2014 and September 30, 2014, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. As of December 31, 2014, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of the Huntington debt due to changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of December 31, 2014.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first three months of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2014, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 17, 2015	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

Date: February 17, 2015

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

