Form 10-Q
period 2015-03-31
BIOANALYTICAL SYSTEMS INC
filed 2015-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of May 11, 2015, 8,076,378 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$536	$981
Accounts receivable
Trade, net of allowance $52 at March 31, 2015 and $54 at September 30, 2014, respectively	3,029	2,557
Unbilled revenues and other	722	878
Inventories	1,672	1,564
Prepaid expenses	445	675
Total current assets	6,404	6,655

Property and equipment, net	15,451	15,949
Goodwill	1,009	1,009
Debt issue costs	108	122
Other assets	36	39
Total assets	$23,008	$23,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,550	$2,672
Accrued expenses	1,300	1,842
Customer advances	3,482	2,990
Income tax accruals	18	20
Revolving line of credit	—	202
Fair value of warrant liability	357	676
Current portion of capital lease obligation	259	279
Current portion of long-term debt	786	786
Total current liabilities	8,752	9,467

Fair value of interest rate swap	46	21
Capital lease obligation, less current portion	167	298
Long-term debt, less current portion	4,059	4,452
Total liabilities	13,024	14,238

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at March 31, 2015 and September 30, 2014, respectively	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,076,106 shares and 8,075,335 issued and outstanding at March 31, 2015 and September 30, 2014, respectively	1,981	1,980
Additional paid-in capital	21,202	21,154
Accumulated deficit	(14,458)	(14,790)
Accumulated other comprehensive income	74	7
Total shareholders’ equity	9,984	9,536
Total liabilities and shareholders’ equity	$ 23,008	$23,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service revenue	$4,530	$4,526	$8,928	$9,442
Product revenue	1,196	1,386	2,643	2,690
Total revenue	5,726	5,912	11,571	12,132

Cost of service revenue	3,242	3,330	6,498	6,653
Cost of product revenue	682	570	1,367	1,322
Total cost of revenue	3,924	3,900	7,865	7,975

Gross profit	1,802	2,012	3,706	4,157
Operating expenses:
Selling	426	479	762	916
Research and development	138	170	329	313
General and administrative	1,210	1,258	2,445	2,361
Total operating expenses	1,774	1,907	3,536	3,590

Operating income	28	105	170	567

Interest expense	(75)	(121)	(156)	(285)
Change in fair value of warrant liability – decrease (increase)	199	(200)	319	(1,161)
Other income (expense)	(1)	4	1	5
Net income (loss) before income taxes	151	(212)	334	(874)

Income taxes	1	7	2	7

Net income (loss)	$150	$(219)	$332	$(881)

Other comprehensive income (loss):
Fair value adjustment of interest rate swap	(15)	—	(25)	—
Foreign currency translation adjustment	51	(8)	93	(34)

Comprehensive income (loss)	$186	$(227)	$400	$(915)

Basic net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.11)
Diluted net income (loss) per share	$(0.01)	$(0.03)	$0.00	$(0.11)

Weighted common shares outstanding:
Basic	8,076	7,964	8,076	7,848
Diluted	8,105	7,964	8,863	7,848

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2015	2014

Operating activities:
Net income (loss)	$332	$(881)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	730	799
Change in fair value of warrant liability – (decrease) increase	(319)	1,161
Employee stock compensation expense	48	45
Provision for doubtful accounts	(2)	2
Loss on sale of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	(314)	442
Inventories	(108)	(128)
Income tax accruals	—	(8)
Prepaid expenses and other assets	243	(488)
Accounts payable	(122)	(180)
Accrued expenses	(542)	(32)
Customer advances	492	272
Net cash provided by operating activities	440	1,005

Investing activities:
Capital expenditures	(231)	(150)
Net cash used by investing activities	(231)	(150)

Financing activities:
Payments of long-term debt	(393)	(301)
Payments of debt issuance costs	—	(60)
Payments on revolving line of credit	(3,532)	(9,543)
Borrowings on revolving line of credit	3,330	8,128
Proceeds from Class A warrant exercises	—	161
Payments on capital lease obligations	(151)	(131)
Net cash used by financing activities	(746)	(1,746)

Effect of exchange rate changes	92	(34)

Net decrease in cash and cash equivalents	(445)	(925)
Cash and cash equivalents at beginning of period	981	1,304
Cash and cash equivalents at end of period	$536	$379

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$—	$(36)
Fair value of warrants exercised	$—	$839

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2014. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2015 and 2014 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2015. The results of operations for the three and six months ended March 31, 2015 are not necessarily indicative of the results for the year ending September 30, 2015.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of March 31, 2015, there are 155 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. Stock based compensation expense for the three and six months ended March 31, 2014 was $0 and $45, respectively. Stock based compensation expense for the three and six months ended March 31, 2015 was $19 and $48, respectively.

A summary of our stock option activity for the six months ended March 31, 2015 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2014	426	$1.83	$1.41
Exercised	(2)	1.40	1.15
Granted	35	2.38	1.98
Foreitures	(24)	4.39	3.02
Outstanding -March 31, 2015	435	$1.73	$1.37

During the six months ended March 31, 2015, 2 options were exercised cashlessly and we granted options for 35 common shares under the Plan. The fair value of the option grant is estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	1.93% - 2.13%
Dividend yield	0.00%
Expected volatility	88.00% - 100.06%
Expected life of the options (years)	8.0
Forfeitures	3.00%

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three months ended March 31, 2015 because they were anti-dilutive. Shares issuable upon exercise of options, warrants for 810 common shares and 595 common shares issuable upon conversion of preferred shares also were not considered in computing diluted earnings per share for the three and six months ended March 31, 2014, respectively, because they were also anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Basic net income (loss) per share:

Net income (loss) applicable to common shareholders	$150	$(219)	$332	$(881)
Weighted average common shares outstanding	8,076	7,964	8,076	7,848

Basic net income (loss) per share	$0.02	$(0.03)	$0.04	$(0.11)

Diluted net loss per share:

Net Income (loss) applicable to common shareholders	$150	$(219)	$332	$(881)
Change in Fair Value of Warrant Liability	(199)	-	(319)	-

Diluted net income (loss) applicable to common shareholders	$(49)	$(219)	$13	$(881)

Weighted average common shares outstanding	8,076	7,964	8,076	7,848
Plus: Incremental shares from assumed conversions:
Series A preferred shares	-	-	592	-
Class A warrants	29	-	64	-
Stock options/shares	-	-	131	-

Diluted weighted average common shares outstanding	8,105	7,964	8,863	7,848

Diluted net loss per share:	$(0.01)	$(0.03)	$0.00	$(0.11)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2015	September 30, 2014

Raw materials	$1,280	$1,228
Work in progress	329	295
Finished goods	388	340
	$1,997	$1,863
Obsolescence reserve	(325)	(299)
	$1,672	$1,564

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2014.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Revenue:
Service	$4,530	$4,526	$8,928	$9,442
Product	1,196	1,386	2,643	2,690
	$5,726	$5,912	$11,571	$12,132

Operating income (loss):
Service	$60	$(38)	$81	$377
Product	(32)	143	89	190
	$28	$105	$170	$567

Interest expense	(75)	(121)	(156)	(285)
Change in fair value of warrant liability – decrease (increase)	199	(200)	319	(1,161)
Other income (expense)	(1)	4	1	5

Net income (loss) before income taxes	$151	$(212)	$334	$(874)

6.	INCOME TAXES

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

At March 31, 2015 and September 30, 2014, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 0.5% is due to changes in our valuation allowance on our net deferred tax assets.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We file income tax returns in the U.S and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2009.

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

Regions required us to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a total liabilities to tangible net worth ratio of not greater than 2.10 to 1.00. Failure to comply with those covenants would have been a default under the Regions loan, requiring us to negotiate with Regions regarding loan modifications or waivers. If we were unable to obtain such modifications or waivers, Regions could have accelerated the maturity of the loan and caused a cross default with our other lender. The Regions loan agreements contained cross-default provisions with each other and formerly with the revolving line of credit with EGC described below that was terminated in January 2014.

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

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65, plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at March 31, 2015 and September 30, 2014 was $4,845 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $0 and $202 at March 31, 2015 and September 30, 2014, respectively.

As of March 31, 2015, the Agreement required us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of December 31, 2014 and March 31, 2015, we were not incompliance with the fixed charge coverage ratio due to depressed operating income in the first half of the current fiscal year. We were in compliance with all other covenants, including the maximum total leverage ratio, as of December 31, 2014 and March 31, 2015.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As part of the amendment, Huntington Bank waived our noncompliance with the fixed charge coverage ratio for the periods ended December 31, 2014 and March 31, 2015, respectively. Also, the fixed charge coverage ratio was amended to not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The ratio returns to not less than 1.10 to 1.00 for the period ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation was also amended to exclude up to $1,000 in capital expenditures related to the building renovation costs associated with the lease agreement with Cook Biotech, Inc. executed in January 2015.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swap match the terms of the underlying debt resulting in no ineffectiveness.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense over five years based on the contractual term of the credit facility. As of March 31, 2015 and September 30, 2014, the unamortized portion of debt issuance costs related to the credit facility was $108 and $122, respectively, and was included in debt issue costs, net on the consolidated balance sheets.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at March 31, 2015.

The following table sets forth the roll forward of the restructuring activity for the six months ended March 31, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, March 31, 2015
Lease related costs	$961	$39	$-	$-	$1,000
Other costs	117	-	-	-	117
Total	$1,078	$39	$-	$-	$1,117

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

In May 2011, we issued Class A and B Warrants. The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire in May 2016 and are (and the Class B Warrants were) measured at fair value on a recurring basis. We recorded the warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The assumptions used to compute the fair value of the Class A warrants at March 31, 2015 and September 30, 2014 are as follows:

	March 31, 2015	September 30, 2014

Risk-free interest rate	0.30%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	51.28%	63.58%
Expected life of the options (years)	1.1	1.6

Fair value per unit	$0.447	$0.846

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the note payable approximates fair value due to the variable nature of the interest rates.

We use an interest rate swap, designated as a hedge, to fix 60% of the term loan debt from our credit facility with Huntington Bank. We did not enter into this derivative transaction to speculate on interest rates, but to hedge interest rate risk. The swap is recognized as a liability on the balance sheet at its fair value. The fair value is determined utilizing a cash flow model that takes into consideration interest rates and other inputs observable in the market from similar types of instruments, and is therefore considered a level 2 measurement.

The following table summarizes fair value measurements by level as of March 31, 2015, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$46	$-
Class A warrant liability	$-	$357	$-

The following table summarizes fair value measurements by level as of September 30, 2014, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$21	$-
Class A warrant liability	$-	$676	$-

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended March 31, 2015		Six Months Ended March 31, 2015
	2015	2014	2015	2014
Foreign currency translation
Balance, beginning of period	$69	$6	$27	$32
Other comprehensive income (loss):
Foreign currency translation adjustments	51	(8)	93	(34)
Balance, end of period	$120	$(2)	$120	$(2)

Interest rate swap
Balance, beginning of period	$(31)	$-	$(21)	$-
Other comprehensive loss:
Fair value adjustment	(15)	-	(25)	-
Balance, end of period	$(46)	$-	$(46)	$-

Total accumulated other comprehensive income (loss)	$74	$(2)	$74	$(2)

No amounts have been reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statement of operations.

11.	MANAGEMENT’S PLAN

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

Over the past several periods, we have focused on targeted initiatives that were designed to stabilize our business, improve our liquidity and lower our break-even point. While we remain dedicated to increasing our productivity and internal processes with the intent to continue to grow free cash flow, we are actively pursuing strategies to drive top-line growth. In the remainder of fiscal 2015, we plan to continue focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders. By improving revenue growth and managing our costs effectively, combined with the availability of our credit facility with Huntington Bank with substantially more favorable terms than the long-term debt and line of credit it replaces, we enhance our ability to implement our growth plan. We have taken several steps to strengthen our management team in roles that will be vital to helping drive our top line performance.  We are expanding our marketing efforts by building on the Company’s inherent strengths in specialty assay and drug discovery, regulatory excellence, and our Culex® automated sampling system.  We recognize that our growth depends upon our ability to continually improve and create new client relationships. In addition, strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication to position the Company to deliver profitable growth over the long-term. In January 2015, we entered into a lease agreement with an initial term of approximately nine years and 11 months for approximately 51,000 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. The lease agreement will provide the Company with additional cash of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. This long term source of cash will help to fund our growth programs. Certain capital improvements up to approximately $800 will be required to relocate manufacturing and update our office and meeting space. The relocation and associated improvements will also help to create a more lean manufacturing process. We are determined to follow through on the initiatives that support our strategy to strengthen the Company for fiscal 2015 and beyond.

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

Amounts are in thousands, unless otherwise indicated.

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

We also believe that the development of innovative new drugs is going through an evolution, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early development work on new compounds. Many of these smaller companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory capabilities to perform the various activities necessary to progress a drug candidate to the filing of an Investigative New Drug application with the FDA.

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

Executive Summary

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first six months of fiscal 2015, we experienced a 5.4% decrease in revenues in our Contract Research services segment and a 1.7% decrease in revenues for our Products segment as compared to the first six months of fiscal 2014. Our Contract Research services revenue was impacted by client delays. The revenue decline in our Product segment was mainly due to lower other instruments revenue partially offset by slightly increased sales of our analytical instruments and Culex automated in vivo sampling systems as compared to the prior fiscal year period. For the remainder of fiscal 2015, we will continue to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first six months of fiscal 2015, revenues decreased 4.6%, gross margin decreased 10.8% and operating expenses were lower by 1.5% in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. The lower revenue and gross margin decrease, offset in part by slightly lower operating expenses, contributed to lower operating income of $170 for the first six months of fiscal 2015 as compared to $567 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2015, see “Results of Operations” below.

As of March 31, 2015, we had $536 of cash and cash equivalents as compared to $981 of cash and cash equivalents at the end of fiscal 2014. In the first half of fiscal 2015, we generated $440 in cash from operations partially due to an increase in customer advances. Total capital expenditures were $231 for the first half of 2015, up from $150 for the first half of 2014 reflecting continued investment in our business as a result of our improved liquidity position and our credit facility entered into in fiscal 2014. We are focused on improving our cash flow from operations in the remainder of fiscal 2015.

In January 2015, we entered into a lease agreement with an initial term of approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. The Company also agreed to repair and relayer some or all of the parking lot serving the building with the tenant reimbursing forty percent of the cost, not to exceed a maximum paid by the Tenant of $60. Certain capital improvements up to approximately $800 will be required to relocate manufacturing and update our office and meeting space. The relocation and associated improvements will also help to create a more lean manufacturing process. We expect to incur these capital improvements in the second half of fiscal 2015.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Service revenue	79.1%	76.5%	77.2%	77.8%
Product revenue	20.9	23.5	22.8	22.2
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	71.6	73.6	72.8	70.5
Cost of product revenue (a)	57.0	41.1	51.7	49.1
Total cost of revenue	68.5	66.0	68.0	65.7

Gross profit	31.5	34.0	32.0	34.3

Total operating expenses	31.0	32.2	30.6	29.6

Operating income (loss)	0.5	1.8	1.4	4.7

Other income (expense)	2.2	(5.4)	1.4	(11.9)

Income (loss) before income taxes	2.7	(3.6)	2.8	(7.2)

Income tax expense	0.0	0.1	0.0	0.1

Net Income (loss)	2.7%	(3.7)%	2.8%	(7.3)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2015 decreased 3.13% to $5,726 compared to $5,912 for the same period last year.

Our Service revenue amounted to $4,530 in the second quarter of fiscal 2015 compared to $4,526 for the prior year period. Preclinical services revenues increased due to an increase in the number of rat studies from the prior year period. Bioanalytical analysis revenues increased due to an increase in samples received and analyzed. Other laboratory services revenues were impacted by lower pharmaceutical analysis revenues due to study delays by clients which we believe are temporary.

	Three Months Ended March 31,
	2015	2014	Change	%
Bioanalytical analysis	$1,829	$1,744	$85	4.9%
Preclinical services	2,428	2,257	171	7.6%
Other laboratory services	273	525	(252)	-48.0%

Revenues in our Products segment decreased 13.7% in the second fiscal quarter of 2015 from $1,386 to $1,196 when compared to the same period in the prior fiscal year. The decrease stems from lower sales of our analytical products, our Culex automated in vivo sampling systems, as well as our other instruments versus the same period in the prior fiscal year.

	Three Months Ended March 31,
	2015	2014	Change	%
Culex®, in-vivo sampling systems	$550	$605	$(55)	-9.1%
Analytical instruments	475	541	(66)	-12.2%
Other instruments	171	240	(69)	-28.8%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 was $3,924 or 68.5% of revenue, compared to $3,900, or 66.0% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 71.6% in the current quarter from 73.6% in the comparable period last year. The principal cause of this decrease was reduced spending on supplies along with the slight increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Products revenue as a percentage of Product revenue in the second quarter of fiscal 2015 increased to 57.0% versus 41.1% from the comparable prior year period. The increase is mainly due to the mix of products sold and an increase in our obsolescence reserve compared to the same period of prior fiscal year.

Operating Expenses

Selling expenses for the second quarter of fiscal 2015 decreased 11.1% to $426 from $479 for the comparable period last year. The decrease was primarily due to the elimination of sales personnel in the UK and in our Evansville facility in fiscal 2014, partially offset by slightly higher costs for sales personnel travel and commissions.

Research and development expenses for the second quarter of fiscal 2015 decreased 18.8% over the comparable period last year to $138 from $170. The decrease was primarily due to a reduction in salaries and lower costs for temporary labor, partially offset by slightly increased utilization of outsourced professional engineering services.

General and administrative expenses for the second quarter of fiscal 2015 decreased 3.9% to $1,210 from $1,258 for the comparable prior year period. The principal reasons for the decrease were lower spend on outside consultants as well as lower employee search and moving expenses. The building rent received in the current quarter amounting to $49 was recorded as a reduction to general and administrative expenses.

Other Income (Expense)

Other income (expense) for the second quarter of fiscal 2015 amounted to income of $123 compared to an expense of $(317) for the same quarter of the prior fiscal year. The primary reason for the differential is the change in the fair value of the warrant liability as well as a decrease in interest expense from the credit facility entered into in May of 2014.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2015 and 2014 was 0.5% and (3.3)%, respectively. The current year expense primarily relates to state taxes and federal alternative minimum tax.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Service and Product Revenues

Revenues for the six months ended March 31, 2015 decreased 4.6% to $11,571 compared to $12,132 for the same period last year.

Our Service revenue decreased 5.4% to $8,928 in the first six months of fiscal 2015 compared to $9,442 for the prior year period. Preclinical services revenues increased due to an increase in the number of rat and primate studies from the prior year period. Bioanalytical analysis revenues were negatively impacted by temporary client delays and fewer samples received to assay. Other laboratory services revenues were impacted by lower pharmaceutical analysis revenues due to study delays by clients which we believe are temporary.

	Six Months Ended March 31,
	2015	2014	Change	%
Bioanalytical analysis	$3,562	$3,691	$(129)	-3.5%
Preclinical services	4,779	4,419	360	8.1%
Other laboratory services	587	1,332	(745)	-55.9%

Revenues in our Products segment decreased 1.7% in the first six months of fiscal 2015 from $2,690 to $2,643 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower hardware maintenance and service revenues, partially offset by slightly increased sales of our Culex automated in vivo sampling systems.

	Six Months Ended March 31,
	2015	2014	Change	%
Culex®, in-vivo sampling systems	$1,328	$1,254	$74	5.9%
Analytical instruments	1,003	981	22	2.2%
Other instruments	312	455	(143)	-31.4%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2015 was $7,865 or 68% of revenue, compared to $7,975, or 65.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 72.8% in the first six months of fiscal 2015 from 70.5% in the comparable period of the prior year. The principal cause of this increase was the decrease in service revenues which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Cost of Products revenue as a percentage of Product revenue in the first six months of fiscal 2015 increased to 51.7% from 49.1% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first six months of fiscal 2015.

Operating Expenses

Selling expenses for the six months ended March 31, 2015 decreased 16.8% to $762 from $916 for the comparable period last year. The decrease was primarily due to the elimination of sales personnel in the UK and in our Evansville facility in FY14 slightly offset by higher costs for sales personnel travel and commissions.

Research and development expenses for the first half of fiscal 2015 increased 5.1% over the comparable prior year period to $329 from $313. The increase was primarily due to increased utilization of outsourced professional engineering services.

General and administrative expenses for the first half of fiscal 2015 increased 3.6% to $2,445 from $2,361 for the comparable prior year period. The principal reasons for the increase were higher personnel costs due to the addition of personnel in Finance and Client Services in the second half of fiscal 2014 as well as increased employee health care costs and software maintenance fees in the first six months of fiscal 2015.

 Other Income (Expense)

Other expense for the first six months of fiscal 2015 amounted to income of $164 as compared to an expense of ($1,441) for the same period of the prior fiscal year. The primary reason for the differential is the change in the fair value of the warrant liability as well as a decrease in interest expense from the credit facility entered into in May of 2014.

Income Taxes

Our effective tax rate for the six months ended March 31, 2015 and 2014 was 0.5% and (0.8)%, respectively. The current year expense primarily relates to state taxes and federal alternative minimum tax.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $1,000 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the six months ended March 31, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, March 31, 2015
Lease related costs	$961	$39	$-	$-	$1,000
Other costs	117	-	-	-	117
Total	$1,078	$39	$-	$-	$1,117

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2015, we had cash and cash equivalents of $536, compared to $981 at September 30, 2014.

Net cash provided by operating activities was $440 for the six months ended March 31, 2015, compared to $1,005 for the six months ended March 31, 2014. The decrease in cash provided by operating activities in the first six months of fiscal 2015 partially resulted from lower operating income versus the prior year period. Other factors contributing to our cash from operations were noncash charges of $730 for depreciation and amortization, a decrease in prepaid expenses of $244 and an increase in customer advances of $491. These factors were partially offset by a net increase in accounts receivable of $314 as well as a decrease in accrued expenses of $542. Days’ sales in accounts receivable increased to 59 days at March 31, 2015 from 49 days at September 30, 2014 due to a delay in payments from certain customers. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects. Historically, the Company has experienced very few significant bad debt write-offs.

Included in operating activities for the first six months of fiscal 2014 are non-cash charges of $799 for depreciation and amortization, a decrease in accounts receivable of $442, and an increase in customer advances of $272 partially offset by a net decrease in accounts payable of $180 and an increase in prepaid and other assets of $488. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $231 in the first half of fiscal 2015 due to capital expenditures as compared to $150 in the first six months of fiscal 2014. The investing activity in fiscal 2015 consisted of investments in computing infrastructure and other capital improvements and equipment replacement.

Financing activities used $746 in the first six months of fiscal 2015 as compared to $1,746 used for the first six months of fiscal 2014. The main use of cash in the first half of fiscal 2015 was for long-term debt and capital lease payments of $544 as well as net payments on our line of credit of $202. In the first half of fiscal 2014, we had long-term debt and capital lease payments of $432 as well as the payoff of our prior line of credit of $1,415. Additionally, we received $161 from the exercises of Class A warrants in the first six months of fiscal 2014.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (the “Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off our indebtedness to Regions Bank. The balance on the term loan at March 31, 2015 and September 30, 2014 was $4,845 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $0 and $202 at March 31, 2015 and September 30, 2014, respectively.

As of March 31, 2015, the Agreement required us to maintain a fixed charge coverage ratio of not less than 1.10 to 1.00. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of December 31, 2014 and March 31, 2015 we were not in compliance with the fixed charge coverage ratio due to the lower operating income in the first half of the current fiscal year. We were in compliance with all other covenants, including the maximum total leverage ratio, as of December 31, 2014 and March 31, 2015.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As part of the amendment, Huntington Bank waived our noncompliance with the fixed charge coverage ratio for the periods ended December 31, 2014 and March 31, 2015, respectively. Also, the fixed charge coverage ratio was amended to not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The ratio returns to not less than 1.10 to 1.00 for the period ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation was also amended to exclude up to $1,000 in capital expenditures related to the building renovation costs associated with the lease agreement with Cook Biotech, Inc. executed in January 2015.

We entered into an interest rate swap agreement to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

Building Lease

On January 28, 2015, the Company entered into a lease agreement (the “Lease Agreement”) with Cook Biotech, Inc. (“Tenant”), pursuant to which the Company will lease to Tenant approximately 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters. The initial term of the Lease Agreement runs for approximately nine years and 11 months, with Tenant options to extend the initial term for two additional five-year terms at market rent, as agreed to by the parties. As called for in the Lease Agreement, the Company delivered possession of the leased space in phases over a three-month period ended May 1, 2015. As a result, base rent under the Lease Agreement will range from approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. Certain capital improvements up to approximately $800 will be required to relocate manufacturing and update our office and meeting space. The relocation and associated improvements will also help to create a more lean manufacturing process.

The Lease Agreement contains customary events of default and termination provisions. In addition to these customary provisions, Tenant may terminate the lease with applicable notice: (i) if the Company is unable to deliver possession of the leased space in appropriate condition with separately metered utilities by May 31, 2015 and (ii) if an environmental safety assessment to be provided within the first 30 days of the lease term identifies hazardous materials adversely affecting Tenant’s use of the leased space. The Company expects to meet these requirements. Tenant may also terminate the lease if Tenant determines, based upon regulatory considerations for its products, that the leased space is not fit for its business use, in which case Tenant must give six months' notice of termination and pays an additional six months’ rent upon termination.

The Company is responsible for the repair and maintenance of the exterior structure and common areas of the building and all building systems as well as landscaping, parking and driveway areas except for damage caused by the Tenant. The Company also agreed to repair and replace some or all of the parking lot serving the building with the tenant reimbursing forty percent of the cost, not to exceed a maximum paid by the Tenant of $60.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at March 31, 2015 are bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At March 31, 2015, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $19 and $48 during the three and six months ended March 31, 2015, respectively. We recognized stock based compensation related to stock options of $0 and $45 for the three and six months ended March 31, 2014, respectively. The expense for the second quarter of fiscal 2014 was reduced by forfeitures in the same period.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of March 31, 2015 and September 30, 2014, we had a $16 liability for uncertain income tax positions.

We file income tax returns in the U.S. and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2009.

A valuation allowance fully reserves the deferred income tax balance.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants. The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire in May 2016 and are (and the Class B Warrants were) measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). As of March 31, 2015, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of the Huntington term loan debt due to changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Building Lease

The Lease Agreement with Cook Biotech, Inc. for a portion of the Company’s headquarters facility is recorded as an operating lease with the escalating rents being recognized on a straight-line basis once the Tenant took full possession of the space on May 1, 2015 through the end of the lease on December 31, 2024. The straight line rents of $53 per month are recorded as a reduction to general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and other accounts receivable on the Condensed Consolidated Balance Sheets. The cash rent received is recorded in other accounts receivable on the Condensed Consolidated Balance Sheets. The variance between the straight line rents recognized and the actual cash rents received will net to zero by the end of the agreement on December 31, 2024.

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

During the course of preparing this Form 10-Q for the period ended March 31, 2015, we determined that we had been calculating the fixed charge coverage ratio as defined in our Credit Agreement with Huntington Bank incorrectly. Applying the correct calculation, management further determined that as of December 31, 2014 and March 31, 2015 we were not in compliance with the covenant. As disclosed under “Liquidity and Capital Resources – Credit Facility” we remedied the noncompliance by obtaining waivers of noncompliance from Huntington Bank. Given these developments and based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were not effective as of March 31, 2015.

Management has taken appropriate steps to ensure that going forward we calculate all relevant covenants under the Credit Agreement correctly, including conferring with Huntington Bank regarding such calculations.

Changes in Internal Controls

Other than as disclosed directly above under “Disclosure Controls and Procedures” there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first six months of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5 – OTHER INFORMATION

On May 14, 2015, we executed a first amendment to the Credit Agreement with Huntington Bank. As part of the amendment, Huntington Bank waived our noncompliance with the fixed charge coverage ratio for the periods ended December 31, 2014 and March 31, 2015, respectively. Also, the fixed charge coverage ratio was amended to not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015, respectively. The ratio returns to not less than 1.10 to 1.00 for the period ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation was also amended to exclude up to $1,000 in capital expenditures related to the building renovation costs associated with the lease agreement with Cook Biotech, Inc. executed in January 2015.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Lease Agreement between Bioanalytical Systems, Inc. and Cook Biotech, effective January 28, 2015 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).
	31.2	Certification of Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

