Form 10-Q
period 2015-06-30
BIOANALYTICAL SYSTEMS INC
filed 2015-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of August 7, 2015, 8,105,007 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$516	$981
Accounts receivable
Trade, net of allowance $54 at June 30, 2015 and September 30, 2014, respectively	3,227	2,557
Unbilled revenues and other	819	878
Inventories	1,561	1,564
Prepaid expenses	551	675
Total current assets	6,674	6,655

Property and equipment, net	15,546	15,949
Goodwill	1,009	1,009
Debt issue costs	101	122
Other assets	34	39

Total assets	$23,364	$23,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,446	$2,672
Accrued expenses	1,067	1,842
Customer advances	3,009	2,990
Income tax accruals	40	20
Revolving line of credit	—	202
Fair value of warrant liability	323	676
Current portion of capital lease obligation	262	279
Current portion of long-term debt	786	786
Total current liabilities	7,933	9,467

Fair value of interest rate swap	35	21
Capital lease obligation, less current portion	101	298
Long-term debt, less current portion	3,863	4,452
Total liabilities	11,932	14,238

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at June 30, 2015 and September 30, 2014, respectively	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,104,944 shares and 8,075,335 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	1,988	1,980
Additional paid-in capital	21,214	21,154
Accumulated deficit	(12,979)	(14,790)
Accumulated other comprehensive income	24	7

Total shareholders’ equity	11,432	9,536

Total liabilities and shareholders’ equity	$23,364	$23,774

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service revenue	$5,001	$4,754	$13,929	$14,196
Product revenue	1,149	1,278	3,792	3,968
Total revenue	6,150	6,032	17,721	18,164

Cost of service revenue	3,003	3,368	9,501	10,021
Cost of product revenue	657	680	2,024	2,002
Total cost of revenue	3,660	4,048	11,525	12,023

Gross profit	2,490	1,984	6,196	6,141
Operating expenses:
Selling	379	399	1,141	1,315
Research and development	160	167	489	480
General and administrative	1,037	1,162	3,468	3,523
Mediation settlement, net	(620)	—	(606)	—
Total operating expenses	956	1,728	4,492	5,318

Operating income	1,534	256	1,704	823

Interest expense	(67)	(123)	(223)	(408)
Change in fair value of warrant liability – decrease (increase)	34	66	353	(1,095)
Other income	—	1	1	6
Net income (loss) before income taxes	1,501	200	1,835	(674)

Income tax(benefit) expense	23	(15)	25	(8)

Net income (loss)	$1,478	$215	$1,810	$(666)

Other comprehensive income (loss):
Fair value adjustment of interest rate swap	11	(41)	(14)	(41)
Foreign currency translation adjustment	(60)	(31)	33	(65)

Comprehensive income (loss)	$1,429	$143	$1,829	$(772)

Basic net income (loss) per share	$0.18	$0.03	$0.22	$(0.08)
Diluted net income (loss) per share	$0.16	$0.02	$0.16	$(0.08)

Weighted common shares outstanding:
Basic	8,080	8,068	8,077	7,922
Diluted	8,810	9,015	8,845	7,922

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2015	2014

Operating activities:
Net income (loss)	$1,810	$(666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,069	1,195
Change in fair value of warrant liability – (decrease) increase	(353)	1,095
Employee stock compensation expense	67	65
Provision for doubtful accounts	1	2
Loss on sale of property and equipment	5	1
Changes in operating assets and liabilities:
Accounts receivable	(611)	361
Inventories	3	(156)
Income tax accruals	20	(25)
Prepaid expenses and other assets	146	(641)
Accounts payable	(226)	(166)
Accrued expenses	(775)	(357)
Customer advances	19	507
Net cash provided by operating activities	1,175	1,215

Investing activities:
Capital expenditures	(666)	(343)
Net cash used by investing activities	(666)	(343)

Financing activities:
Payments of long-term debt	(589)	(5,319)
Borrowings on long-term debt	—	5,500
Payments of debt issuance costs	—	(121)
Proceeds from exercise of stock options	—	1
Payments on revolving line of credit	(5,569)	(9,543)
Borrowings on revolving line of credit	5,367	8,128
Proceeds from Class A warrant exercises	—	183
Payments on capital lease obligations	(214)	(203)
Net cash used by financing activities	(1,005)	(1,374)

Effect of exchange rate changes	31	(66)

Net decrease in cash and cash equivalents	(465)	(568)
Cash and cash equivalents at beginning of period	981	1,304
Cash and cash equivalents at end of period	$516	$736

Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$—	$44
Fair value of warrants exercised	$—	$854
Conversion of preferred shares to common shares	$—	$150

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2014. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2015 and 2014 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2015. The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results for the year ending September 30, 2015.

2.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of June 30, 2015, there are 30 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2014. Stock based compensation expense for the three and nine months ended June 30, 2015 was $19 and $67, respectively. Stock based compensation expense for the three and nine months ended June 30, 2014 was $19 and $65, respectively.

A summary of our stock option activity for the nine months ended June 30, 2015 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2014	426	$1.83	$1.41
Exercised	(128)	1.38	1.12
Granted	35	2.38	1.98
Foreitures	(26)	4.21	2.91
Outstanding -June 30, 2015	307	$1.88	$1.48

During the nine months ended June 30, 2015, 128 options were exercised cashlessly and we granted options for 35 common shares under the Plan. The fair value of the option grant is estimated on the date of the grant. The weighted-average assumptions used to compute the fair value of these options were as follows:

Risk-free interest rate	1.93% - 2.13%
Dividend yield	0.00%
Expected volatility	88.00% - 100.06%
Expected life of the options (years)	8.0
Forfeitures	3.00%

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options, warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the nine months ended June 30, 2014 because they were anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Basic net income (loss) per share:

Net income (loss) applicable to common shareholders	$1,477	$215	$1,810	$(666)
Weighted average common shares outstanding	8,080	8,068	8,077	7,922

Basic net income (loss) per share	$0.18	$0.03	$0.22	$(0.08)

Diluted net income (loss) per share:

Net income (loss) applicable to common shareholders	$1,477	$215	$1,810	$(666)
Change in fair value of warrant liability	(34)	(66)	(353)	-

Diluted net income (loss) applicable to common shareholders	$1,443	$149	$1,457	$(666)

Weighted average common shares outstanding	8,080	8,068	8,077	7,922
Plus: Incremental shares from assumed conversions:
Series A preferred shares	592	592	592	-
Class A warrants	15	200	48	-
Stock options/shares	123	155	128	-

Diluted weighted average common shares outstanding	8,810	9,015	8,845	7,922

Diluted net income (loss) per share:	$0.16	$0.02	$0.16	$(0.08)

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2015	September 30, 2014

Raw materials	$1,081	$1,228
Work in progress	327	295
Finished goods	422	340
	$1,830	$1,863
Obsolescence reserve	(269)	(299)
	$1,561	$1,564

5.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Service	$5,001	$4,754	$13,929	$14,196
Product	1,149	1,278	3,792	3,968
	$6,150	$6,032	$17,721	$18,164

Operating income (loss):
Service	$1,440	$293	$1,510	$669
Product	94	(37)	194	154
	$1,534	$256	$1,704	$823

Interest expense	(67)	(123)	(223)	(408)
Change in fair value of warrant liability – decrease (increase)	34	66	353	(1,095)
Other income	—	1	1	6

Net income (loss) before income taxes	$1,501	$200	$1,835	$(674)

6.	INCOME TAXES

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

At June 30, 2015 and September 30, 2014, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 1.4% is due to changes in our valuation allowance on our net deferred tax assets.

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

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65, plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the Regions replacement note payable. The balance on the term loan at June 30, 2015 and September 30, 2014 was $4,649 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $0 and $202 at June 30, 2015 and September 30, 2014, respectively.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As amended, the Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015 and not less than 1.10 to 1.00 for the fiscal quarter ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation excludes up to $1,000 in capital expenditures related to the building renovation costs associated with our lease agreement with Cook Biotech, Inc. executed in January 2015. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends.

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

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense over five years based on the contractual term of the credit facility. As of June 30, 2015 and September 30, 2014, the unamortized portion of debt issuance costs related to the credit facility was $101 and $122, respectively, and was included in debt issue costs, net on the consolidated balance sheets.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,019 reserved for UK lease related costs at June 30, 2015.

The following table sets forth the roll forward of the restructuring activity for the nine months ended June 30, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, June 30, 2015
Lease related costs	$961	$58	$-	$-	$1,019
Other costs	117	-	-	-	117
Total	$1,078	$58	$-	$-	$1,136

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

In May 2011, we issued Class A and B Warrants. The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire in May 2016 and are (and the Class B Warrants were) measured at fair value on a recurring basis. We recorded the warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The assumptions used to compute the fair value of the Class A warrants at June 30, 2015 and September 30, 2014 are as follows:

	June 30, 2015	September 30, 2014

Risk-free interest rate	0.23%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	53.98%	63.58%
Expected life of the warrants (years)	.87	1.6

Fair value per unit	$0.404	$0.846

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

The following table summarizes fair value measurements by level as of June 30, 2015, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$35	$-
Class A warrant liability	$-	$323	$-

The following table summarizes fair value measurements by level as of September 30, 2014, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$21	$-
Class A warrant liability	$-	$676	$-

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) by component were as follows:

	Three Months Ended June 30, 2015		Nine Months Ended June 30, 2015
	2015	2014	2015	2014
Foreign currency translation
Balance, beginning of period	$120	$(2)	$27	$32
Other comprehensive income (loss):
Foreign currency translation adjustments	(60)	(31)	33	(65)
Balance, end of period	$60	$(33)	$60	$(33)

Interest rate swap
Balance, beginning of period	$(46)	$-	$(21)	$-
Other comprehensive income (loss):
Fair value adjustment	11	(41)	(14)	(41)
Balance, end of period	$(35)	$(41)	$(35)	$(41)

Total accumulated other comprehensive income (loss)	$25	$(74)	$25	$(74)

No amounts have been reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statement of operations.

11.	MEDIATION

In the third quarter of fiscal 2015, the Company received $640 in cash through a mediated settlement, net of legal expenses of $20 and $34 for the three and nine months ended June 30, 2015. The settlement fully resolved the Company’s dispute with a service provider with whom we no longer do business. This settlement and related legal expenses were recorded under operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).

12.	MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth.

We recognize that our growth depends upon our ability to continually improve and create new client relationships. In the remainder of fiscal 2015 and beyond, we will continue our focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate the Company and create value for our clients and shareholders. We are expanding our marketing efforts by building on the Company’s inherent strengths in specialty assay and drug discovery, regulatory excellence, and our Culex® automated sampling system. We continue to visit existing and potential clients in addition to our expanded marketing efforts to increase revenue.

We have taken several steps to strengthen our leadership team in roles that will be vital to helping drive our top line performance.   Strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication to position the Company to deliver profitable growth over the long-term.

In January 2015, we entered into a lease agreement with an initial term of approximately ten years for approximately 51,000 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. The lease agreement provides the Company with additional cash of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. This long term source of cash will help to fund our growth programs. Capital improvements up to approximately $800 have or will be required to relocate manufacturing and update our office and meeting space, of which approximately $300 of the improvements have been completed through June 30, 2015. The relocation and associated improvements will help to create a more lean manufacturing process.

These efforts, combined with the availability of our credit facility with Huntington Bank with substantially more favorable terms than the long-term debt and line of credit it replaced, will enhance our ability to implement our growth plan. We are determined to follow through on the initiatives that support our strategy to strengthen the Company for fiscal 2015 and beyond.

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

Executive Summary

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. In the first nine months of fiscal 2015, we experienced a 1.9% decrease in revenues in our Contract Research services segment and a 4.4% decrease in revenues for our Products segment as compared to the first nine months of fiscal 2014. Our Service revenue was negatively impacted by fewer bioequivalence studies in the first nine months of fiscal 2015 versus the comparable fiscal 2014 period. These declines were partially offset by an early termination of two preclinical projects that accelerated revenue in the third fiscal quarter of 2015. The revenue decline in our Product segment was mainly due to lower analytical instruments revenue and lower hardware maintenance services as compared to the prior fiscal year period. For the three months ended June 30, 2015, Service revenue increased 5.2 % over the comparable period of fiscal 2014 and 10.4% over the second quarter of fiscal 2015. For the remainder of fiscal 2015, we will continue to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our clients and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first nine months of fiscal 2015, revenues decreased 2.4%, gross margin increased 0.9% and operating expenses were lower by 15.5% as compared to the same period in fiscal 2014. The gross margin increase and lower operating expenses contributed to a higher operating income of $1,704 for the first nine months of fiscal 2015 as compared to $823 for the comparable period in fiscal 2014. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2015, see “Results of Operations” below.

As of June 30, 2015, we had $516 of cash and cash equivalents as compared to $981 of cash and cash equivalents at the end of fiscal 2014. In the first nine months of fiscal 2015, we generated $1,175 in cash from operations. Total capital expenditures were $666 for the first nine months of 2015, up from $343 for the first nine months of 2014 reflecting continued investment in our business as a result of our improved liquidity position and our credit facility entered into in fiscal 2014. We are focused on improving our cash flow from operations in the remainder of fiscal 2015.

In January 2015, we entered into a lease agreement with Cook Biotech, Inc. with an initial term of approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. The Company agreed to repair and relayer part of the parking lot serving the building (with the tenant reimbursing a portion of the cost) which was completed in the third fiscal quarter of 2015. Capital improvements up to approximately $800 have or will be required to relocate manufacturing and update our office and meeting space, of which approximately $300 of the improvements have been completed through June 30, 2015. The relocation and associated improvements will help to create a more lean manufacturing process. We expect to incur the remaining capital improvements in the second half of calendar 2015. The Company accounts for rental payments received as a reduction in general and administrative expense.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Service revenue	81.3%	78.8%	78.6%	78.2%
Product revenue	18.7	21.2	21.4	21.8
Total revenue	100.0	100.0	100.0	100.0

Cost of service revenue (a)	60.0	70.8	68.2	70.6
Cost of product revenue (a)	57.3	53.2	53.4	50.4
Total cost of revenue	59.5	67.1	65.0	66.2

Gross profit	40.5	32.9	35.0	33.8

Total operating expenses	15.5	28.7	25.3	29.3

Operating income	25.0	4.2	9.7	4.5

Other income (expense)	(0.5)	(0.9)	0.7	(8.2)

Income (loss) before income taxes	24.5	3.3	10.4	(3.7)

Income tax expense (benefit)	0.4	(0.3)	0.1	0.0

Net Income (loss)	24.1%	3.6%	10.3%	(3.7)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2015 increased 2.0% to $6,150 compared to $6,032 for the comparable period in fiscal 2014.

Our Service revenue improved 5.2% to $5,001 in the third quarter of fiscal 2015 compared to $4,754 for the comparable period of fiscal 2014. Preclinical services revenues increased due to an increase in the number of mice and rat studies from the prior year period as well as the benefit from an early termination of two projects that accelerated revenue in the current fiscal quarter. Bioanalytical analysis revenues increased due to an increase in samples received and analyzed. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenues due to fewer bioequivalence studies in the third quarter of fiscal 2015.

	Three Months Ended June 30,
	2015	2014	Change	%
Bioanalytical analysis	$1,735	$1,573	$162	10.3%
Preclinical services	2,884	2,521	363	14.4%
Other laboratory services	382	660	(278)	-42.1%

Revenues in our Products segment decreased 10.1% in the third quarter of fiscal 2015 from $1,278 to $1,149 when compared to the same period in fiscal 2014. The decrease stems from lower sales of our analytical products and our Culex automated in vivo sampling systems versus the same period in the prior fiscal year.

	Three Months Ended June 30,
	2015	2014	Change	%
Culex®, in-vivo sampling systems	$511	$555	$(44)	-7.9%
Analytical instruments	430	556	(126)	-22.7%
Other instruments	208	167	41	24.6%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 was $3,660 or 59.5% of revenue, compared to $4,048, or 67.1% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 60.0% in the third quarter of fiscal 2015 from 70.8% in the comparable period of fiscal 2014. The principal cause of this decrease was the increase in services revenues in the current fiscal quarter as well as lower spend for operating supplies and animal costs. The additional revenues led to a higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Cost of Products revenue as a percentage of Product revenue in the third quarter of fiscal 2015 increased to 57.3% versus 53.2% from the comparable prior year period. The increase is mainly due to the mix of products sold in the period as well as an increase in scrap.

Operating Expenses

Selling expense in the third quarter of fiscal 2015 decreased 5.0% to $379 from $399 for the comparable period of fiscal 2014. The decrease was primarily due to the elimination of sales personnel in the UK in fiscal 2014 slightly offset by higher commissions in the third fiscal quarter of 2015.

Research and development expenses for the third quarter of fiscal 2015 decreased 4.2% over the comparable period of fiscal 2014 to $160 from $167. The decrease was primarily due to lower costs for temporary labor as well as decreased utilization of outsourced professional engineering services.

General and administrative expenses for the third quarter of fiscal 2015 decreased 10.8% to $1,037 from $1,162 for the comparable period of fiscal 2014. The principal reason for the decrease was the building rental income of $140 in the period, which was deducted from general and administrative expense, offset partially by increased salaries due to the addition of personnel in Finance.

Operating expenses for the third quarter of fiscal 2015 were also favorably impacted by a mediation settlement from a service provider as described in Note 11 to the condensed consolidated financial statements, which reduced operating expenses by $620, net of legal expenses.

Other Income (Expense)

Other income (expense) in the third quarter of fiscal 2015 amounted to expense of $33 compared to an expense of $56 for the same period of fiscal 2014. Interest expense decreased 45% due to the new credit facility entered into in May 2014. This was partially offset by the change in the fair value of the warrant liability compared to the same period last year.

Income Taxes

Our effective tax rate for the quarters ended June 30, 2015 and 2014 was 1.5% and (7.5)%, respectively. The current year expense primarily relates to state taxes and federal alternative minimum tax.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Service and Product Revenues

Revenues for the nine months ended June 30, 2015 decreased 2.4% to $17,721 compared to $18,164 for the same period of fiscal 2014.

Our Service revenue decreased 1.9% to $13,929 in the first nine months of fiscal 2015 compared to $14,196 for the prior year period. Preclinical services revenues increased due to an increase in the number of mice and rat studies from the prior year period as well as the benefit from an early termination of two projects that accelerated revenue into the fiscal 2015 period. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenues due to fewer bioequivalence studies in the first nine months of fiscal 2015 versus the comparable fiscal 2014 period.

	Nine Months Ended June 30,
	2015	2014	Change	%
Bioanalytical analysis	$5,298	$5,262	$36	0.7%
Preclinical services	7,663	6,939	724	10.4%
Other laboratory services	968	1,995	(1,027)	-51.5%

Revenues in our Products segment decreased 4.4% in the first nine months of fiscal 2015 from $3,968 to $3,792 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower analytical instrument sales and hardware maintenance and services revenue, partially offset by increased sales of our Culex automated in vivo sampling systems.

	Nine Months Ended June 30,
	2015	2014	Change	%
Culex®, in-vivo sampling systems	$1,840	$1,812	$28	1.5%
Analytical instruments	1,443	1,568	(125)	-8.0%
Other instruments	509	588	(79)	-13.4%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2015 was $11,525 or 65% of revenue, compared to $12,023, or 66.2% of revenue for the comparable period of fiscal 2014.

Cost of Service revenue as a percentage of Service revenue decreased to 68.2% in the first nine months of fiscal 2015 from 70.6% in the comparable period of the prior year. The principal cause of this decrease was reduced spending on salaries, operating supplies and animal costs.

Cost of Product revenues as a percentage of Product revenue in the first nine months of fiscal 2015 increased to 53.4% from 50.4% in the comparable period of fiscal 2014. This increase is mainly due to a change in the mix of products sold in the first nine months of fiscal 2015.

Operating Expenses

Selling expenses for the nine months ended June 30, 2015 decreased 13.2% to $1,141 from $1,315 for the comparable period of fiscal 2014. The decrease was primarily due to the elimination of sales personnel in the UK and in our Evansville facility in fiscal 2014 slightly offset by higher costs for travel and commissions in the fiscal 2015 period.

Research and development expenses for the first nine months of fiscal 2015 increased over the comparable period of fiscal 2014 to $489 from $480. The increase was primarily due to increased salaries due to staff additions in the fiscal 2015 period offset slightly by decreased utilization of outsourced professional engineering services.

General and administrative expenses for the first nine months of fiscal 2015 decreased slightly to $3,468 from $3,523 for the comparable prior year period. The principal reason for the decrease was the building rental income of $190 in the fiscal 2015 period, which was deducted from general and administrative expense, partially offset by increased salaries due to the addition of personnel in Finance.

Operating expenses for the first nine months of fiscal 2015 were also favorably impacted by a mediation settlement from a service provider as described in Note 11 to the condensed consolidated financial statements, which reduced operating expenses by $606, net of legal expenses.

Other Income (Expense)

Other income (expense) for the first nine months of fiscal 2015 amounted to income of $131 as compared to an expense of ($1,497) for the comparable period of fiscal 2014. The primary reason for the variance is the change in the fair value of the warrant liability as well as a decrease in interest expense from the credit facility entered into in May of 2014.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2015 and 2014 was 1.4% and (1.2)%, respectively. The current year expense primarily relates to state taxes and federal alternative minimum tax.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these factors, we have $1,019 reserved for UK lease related costs.

The following table sets forth the rollforward of the restructuring activity for the nine months ended June 30, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, June 30, 2015
Lease related costs	$961	$58	$-	$-	$1,019
Other costs	117	-	-	-	117
Total	$1,078	$58	$-	$-	$1,136

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2015, we had cash and cash equivalents of $516 compared to $981 at September 30, 2014.

Net cash provided by operating activities was $1,175 for the nine months ended June 30, 2015, compared to $1,215 for the nine months ended June 30, 2014. The decrease in cash provided by operating activities in the first nine months of fiscal 2015 partially resulted from an increase in accounts receivable of $611 as well as a decrease in accrued expenses of $775 and accounts payable of $226. These factors were partially offset by the higher operating income in the first nine months of fiscal 2015 as well as noncash charges of $1,069 for depreciation and amortization and a decrease in prepaid expenses of $146. Days’ sales in accounts receivable increased to 59 days at June 30, 2015 from 49 days at September 30, 2014 due to a delay in payments from certain customers. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects. Historically, the Company has experienced very few significant bad debt write-offs.

Included in operating activities for the first nine months of fiscal 2014 are non-cash charges of $1,195 for depreciation and amortization, a decrease in accounts receivable of $361, and an increase in customer advances of $507 partially offset by a net decrease in accounts payable of $166 and an increase in prepaid and other assets of $641. The impact on operating cash flow of other changes in working capital was not material.

Investing activities used $666 in the first nine months of fiscal 2015 due to capital expenditures as compared to $343 in the first nine months of fiscal 2014. The investing activity in the first nine months of fiscal 2015 consisted of investments in computing infrastructure, building improvements and other capital improvements as well as equipment replacement.

Financing activities used $1,005 in the first nine months of fiscal 2015 as compared to $1,374 used for the first nine months of fiscal 2014. The main use of cash in the first nine months of fiscal 2015 was for long-term debt and capital lease payments of $803 as well as net payments on our line of credit of $202. Cash used by financing activities in the first nine months of 2014 was impacted by the paydown of the EGC line of credit of $1,415 as well as payments of capital lease obligations and debt issuance costs of $203 and $121, respectively, partially offset by proceeds from Class A warrant exercises and stock option exercises of $183 along with net proceeds from the new credit facility of $181.

Capital Resources

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65, plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off obligations owed to Regions Bank. The balance on the term loan at June 30, 2015 and September 30, 2014 was $4,649 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $0 and $202 at June 30, 2015 and September 30, 2014, respectively.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As amended, the Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015 and not less than 1.10 to 1.00 for the fiscal quarter ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation excludes up to $1,000 in capital expenditures related to the building renovation costs associated with our lease agreement with Cook Biotech, Inc. executed in January 2015. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of June 30, 2015, we were in compliance with all covenants.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates.

As described above on January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide the Company with additional cash in the range approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

Based on our expected revenue and the impact of cost reductions implemented as well as the availability of our line of credit and the rental income received from the lease agreement signed in January 2015, we project that we will have the liquidity required to fund initiatives in support of our strategy for fiscal 2015 and the foreseeable future, to fund expected costs to be incurred as part of the relocation of our space and to meet our debt obligations.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at June 30, 2015 are bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

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

At June 30, 2015, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $19 and $67 during the three and nine months ended June 30, 2015, respectively. We recognized stock based compensation related to stock options of $19 and $65 for the three and nine months ended June 30, 2014, respectively.

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

Employee stock-based compensation expense recognized in the three and nine months of fiscal 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2015 and September 30, 2014, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants. The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire in May 2016 and are (and the Class B Warrants were) measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). As of June 30, 2015, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/31/2011	0.901	0.074	1,240	102	1,342	56
3/31/2012	0.933	0.001	1,284	2	1,286	(56)
6/30/2012	0.602	-	828	-	828	(458)
9/30/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/31/2013	0.899	-	1,238	-	1,238	142
6/30/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404		323		323	(34)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of the Huntington Bank term loan debt due to changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, determined that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Controls

As disclosed in our Form 10-Q for the period ended March 31, 2015, management has taken appropriate steps to ensure accurate calculation of all relevant covenants under the Company’s Credit Agreement, including conferring with Huntington Bank regarding such calculations. There were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2015	By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2015	By: /s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	First Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, executed May 14, 2015 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (furnished herewith)..

	101	XBRL data file (filed herewith).

