Form 10-K
period 2015-09-30
BIOANALYTICAL SYSTEMS INC
filed 2015-12-24
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $13,529,000. As of December 22, 2015, 8,107,626 of registrant's common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors beginning on page 13 of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

(Dollar amounts in thousands, except per share data, unless otherwise noted.)

ITEM 1 - BUSINESS

General

Bioanalytical Systems, Inc. (“We” the “Company”, or “BASi”) is an international contract research organization providing drug discovery and development services and analytical instruments. Our mission is to provide drug developers with superior scientific research and innovative analytical instrumentation, which saves time, saves money, and saves lives, to bring revolutionary new drugs to market quickly and safely. Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. Our customers and partners include pharmaceutical, biotechnology, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help customers and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our customers' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development instruments, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years since its formation as a corporation organized in Indiana in 1974.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential customers. Our principal customers are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to many of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our customers develop safe and effective life-changing medicines.

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

Industry Overview

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to identify potential drug candidates, while the drug development process involves the testing of these drug candidates in animals and humans to meet regulatory requirements. . The process for researching and developing new medicines is growing in difficulty and length. On average, it takes at least ten years for a new medicine to complete the journey from initial discovery to the marketplace, with clinical trials alone taking six to seven years on average. The average cost to research and develop each successful drug is estimated to be $2.6 billion. This number incorporates the cost of failures – of the thousands and sometimes millions of compounds that may be screened and assessed early in the R&D process, only a few of which will ultimately receive approval. The overall probability of clinical success (the likelihood that a drug entering clinical testing will eventually be approved) is estimated to be less than 12%.

The drug development services industry provides independent product development services to pharmaceutical companies, biotechnology companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with customers and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

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

Trends Affecting the Drug Discovery and Development Industry

Our services and products are marketed globally to pharmaceutical, medical research and biotechnology companies and institutions (academic and governmental) engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to maintain reduced internal resources in favor of variable models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs. We believe that our customers are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase customer outsourcing:

Accelerated Drug Development

Customers continue to require faster, more efficient, more selective development of an increasing pool of drug candidates. Consequently, our customers require fast, high-quality service in order to make well-informed decisions to quickly exclude poor candidates and speed development of successful ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

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

Alliances

Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. We believe that such alliances will lead to a greater number of potential drugs in testing, many under study by small companies lacking broad technical resources. Those small companies can add shareholder value by further developing new products through outsourcing, reducing risk for potential allies.  Customers seek realistic business partnerships with their service provider in an effort to ensure that costs are controlled as their development programs progress. We have long-standing business relationships with many pharmaceutical companies and continue to offer flexible services and adapt to our customer’s requirements.

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

Biotechnology Industry and Virtual Drug Company Growth

The U.S. biotechnology industry has grown rapidly over the last decade and has emerged as a key customer segment for the drug discovery and development services industry. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology drug developers do not have in-house resources to conduct development. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Because of the time and cost involved, these companies rely heavily on CROs to conduct research for their drug candidates.

Unique Technical Expertise

The increasing complexity of new drugs requires highly specialized, innovative, solution-driven research not available in all customer labs. We believe that this need for unique technical expertise will increasingly lead to outsourcing of research activity.

Data Management and Quality Expertise

Our customers and the FDA require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. We have made significant investments in software throughout our contract services groups to optimize efficiency and ensure compliance with FDA regulations and market expectations.

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

Globalization of the Marketplace

Foreign firms rely on independent development companies like ours with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, demanding local regulatory approval. We believe that domestic service providers such as us with global reach, established regulatory expertise, and a broad range of integrated development services and products will benefit from this trend.

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our customers maximize the return on their research and development investments. Our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our customers a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 40 years of operation.

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

Customers work with our preclinical services group to establish pharmacokinetics (PK), pharmacodynamics (PD) and safety testing of the new drug. These safety studies range from dose ranging studies, that involve acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no effect level is then established for the drug and sets the basis for future dose levels in further safety testing and clinical phase I studies. Upon successful completion of preclinical safety studies, an IND submission is prepared and provided to the FDA for review prior to human clinical trials.

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

Increases in our services offerings have resulted in our ability to provide a broader range of services to our customers, often using combined services of several disciplines to address customer needs. Our ability to solve customer problems by combining our knowledge base, services and products has been a factor in our selection by major pharmaceutical companies to assist in several preclinical through post-approval phases.

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

Contract Research Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the contract research services segment were $17.8 million for fiscal 2015. The following is a description of the services provided by our contract research services segment:

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

Revenues for our products segment were $4.9 million for fiscal 2015. We offer two (2) principal product lines: Analytical Products and In vivo Sampling Products. In addition, we continue to service our Vetronics’ Products line. The following is a brief description of the products offered:

•	Analytical Products: Analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories. The critical component of these products is the Epsilon® electrochemical platform. This platform incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development. The market is principally academic institutions and industrial research companies.
•	In vivo Sampling Products: In vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments. These instruments are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals. Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data. Behavior and other physiological parameters can also be monitored simultaneously. Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor. The line also includes in vivo sampling devices sold to drug developers and medical research centers to assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.
•	Vetronics’ Products: Vetronics’ products consist of instruments and related software to monitor and diagnose cardiac function (electro-cardiogram) and measure other vital physiological parameters primarily in cats and dogs in veterinary clinics. In late fiscal 2014, we began shifting our market focus and will no longer actively market the Vetronics’ product offering. However, we will continue to service the units in the field.

Customers

We have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects. Approximately 10% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies.

In fiscal 2015 our Services group continued its presence at an important existing customer. In fiscal 2015, customer A accounted for approximately 9.1% of total sales and 3.8% of total trade accounts receivable at September 30, 2015. In fiscal 2014, customer A accounted for approximately 12.1% of total sales and 18.5% of total trade accounts receivable at September 30, 2014. In fiscal 2015, no customer accounted for more than 10% of revenue or trade accounts receivable at September 30, 2015. The customer discussed is included in our Services segment. There can be no assurance that our business will move away from dependence upon a limited number of customer relationships.

Sales and Marketing

With both large and small pharmaceutical and biotechnology companies, as well as research institutions, we promote our services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. We recognize that our growth and customer satisfaction depend upon our ability to continually improve and create new customer relationships.

Our sales and global marketing initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, and our website, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our customers and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through customer presentations, corporate material and at trade events and industry conferences.

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

As of September 30, 2015 we have 6 employees on our global sales and marketing staff. We have a network of 19 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

Contractual Arrangements

Our service contracts typically establish an estimated fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, customers often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the customer upon written notice of 30 days or less for a variety of reasons, including the customer's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at minimum, our invested costs when contracts are terminated.

Our products business offers both annual and multi-year service and maintenance agreements as well as capital lease arrangements on many of our product lines.

Competition

Services

We compete with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies as well as other Contract Research Organizations ("CROs") that compete in this industry. Several of our competitors have significantly greater financial resources than we do. The largest CRO competitors offering similar research services include:

•	Covance, Inc. now part of LabCorp;
•	Pharmaceutical Product Development, Inc.;
•	Charles River Laboratories, Inc.; and
•	Quintiles Transnational Holdings, Inc.

CROs generally compete on:

•	regulatory compliance record;
•	reputation for on-time quality performance;
•	quality systems;
•	previous experience;
•	medical and scientific expertise in specific therapeutic areas;
•	scientist-to-scientist relationships;
•	quality of contract research;
•	financial viability;
•	database management;
•	statistical and regulatory services;
•	ability to recruit investigators;
•	ability to integrate information technology with systems to optimize research efficiency;

•	quality of facilities;
•	international presence with strategically located facilities; and
•	price.

Products

Though many global analytical instruments competitors exist, we have an extensive, long-standing network of customers who are repeat buyers and recommend our products. In contrast, there are few competitors for our in vivo sampling products. The primary market is large pharmaceutical research departments and academic research institutions. Our differentiators are high quality, flexibility to meet customers’ specific needs and superior technical support and service. We provide equipment that enables our customers to attain premium scientific laboratory information on a reasonable operating investment. As customers’ needs constantly change, we continually refine our products and develop new products which meet our operating objectives.

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations. We have been audited, on a routine basis, by the FDA sixteen times. The FDA has visited eleven times in West Lafayette and five times at the Evansville location. Of the sixteen FDA audits, ten were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings.  Our West Lafayette location was also audited by the Environmental Protection Agency during fiscal 2013 with no findings.

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

Analytical Services

Laboratories that provide information included in INDs, NDAs and PLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in guidelines for GLP. The FDA and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GLP. These guidelines are set out to help the researcher perform work in compliance with a pre-established plan and standardized procedures. These guidelines include but are not restricted to:

•	Resources – organization, personnel, facilities and equipment;
•	Rules – protocols and written procedures;
•	Characterization – test items and test systems;
•	Documentation – raw data, final report and archives; and
•	Quality assurance unit – formalized internal audit function.

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Noncompliance with GLP can result in the disqualification of data collected during the preclinical trial.

Preclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. In addition to being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the NIH.

Quality Assurance and Information Technology

To assure compliance with applicable regulations, we have established quality assurance programs at our facilities that audit test data, train personnel and review procedures and regularly inspect facilities. In addition, FDA regulations and guidelines serve as a basis for our Standard Operating Procedures (“SOPs”) where applicable. On an ongoing basis, we endeavor to standardize SOPs across all relevant operations. We have both developed and purchased software to ensure compliant documentation, handling and reporting of laboratory-generated study data. We use 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records) compliant software for our preclinical research group. At the end of fiscal 2015, our contract research operations were compliant with applicable US FDA regulations (including 21 CFR Part 11) in our analytical, bioanalytical, toxicology, lab information management, and document management systems. Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Product Liability and Insurance

We maintain product liability and professional errors and omissions liability insurance, providing coverage on a claims-made basis. Additionally, in certain circumstances, we seek to manage our liability risk through contractual provisions to be indemnified by the customer or covered by the customer’s liability insurance policies. Also, in certain types of engagements, we seek to limit our contractual liability to customers to the amount of fees received. The contractual arrangements are subject to negotiation with customers, and the terms and scope of such indemnification, liability limitation and insurance coverage vary by customer and project.

Research and Development

In fiscal 2015 and 2014, we spent $715 thousand and $658 thousand, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

We currently hold three U.S. federally registered trademarks. We also have two issued U.S. patents on the Dried Blood Spot (DBS) sampling card for the Culex® Automated Blood Sampling Instrumentation. There are also three pending international patent applications for this technology in Japan, Canada, and Europe. Additionally, we have three issued U.S. patents for the No Blood Waste technology for the Culex® instrument. There are two pending international patent applications for this technology in Europe and Canada. There are two additional issued U.S. patents and 15 issued international patents in Germany, Denmark, Europe, Spain, France, Great Britain, Japan, Sweden, and Switzerland relating to the Raturn® technology which can be used with the Culex® system; two issued U.S. patents and one issued Canadian patent relating to pinch valve technology; and two pending international patent applications in Japan and Europe relating to a tube assembly system that could potentially be used in the Culex® system.

Our issued patents are protected for durations ranging from April of 2017 to October of 2031. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the components in our products.

Employees

At September 30, 2015, we had 150 full-time employees and 7 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who served as our executive officers as of September 30, 2015. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Jacqueline M. Lemke	53	President and Chief Executive Officer

Jeffrey Potrzebowski	62	Chief Financial Officer, Vice President-Finance

Philip A. Downing	45	Vice President, Preclinical Services

Dr. James S. Bourdage	63	Vice President, Bioanalytical Operations

Connie Dougherty	53	Vice President, Business Development

Jacqueline M. Lemke, joined the Company as Vice President, Finance and Chief Financial Officer on April 9, 2012. She was named Interim President and Chief Executive Officer on July 5, 2012. On February 12, 2013, she was named President and Chief Executive Officer. Prior to joining the Company, Ms. Lemke, was Vice President of Finance and Global CFO of Remy, Inc., a billion-dollar division of Remy International, from 2007 to 2010, where she built a global finance team and created a financial system to support rapid decision making and clear lines of management accountability. From 2004 to 2005, she served as Vice President of Finance and Global CFO Connected Home Solutions at Motorola, Inc., and, prior to that, was Global Strategic Planning Director of the multi-billion dollar revenue Invista division at the DuPont Company. Ms. Lemke’s experience includes managing cyclical, global businesses, negotiating and implementing mergers, acquisitions and joint ventures as well as building an infrastructure to execute a restructured refinancing. She began her career as a tax consultant at Deloitte & Touche and is a Certified Public Accountant (CPA). Ms. Lemke earned her bachelor’s degree in finance and accounting from Drexel University and her master’s degree in management from Northwestern University.

Jeffrey Potrzebowski joined the Company as Vice President-Finance and Chief Financial Officer on June 9, 2014. Prior to joining the Company, from 2006 to 2013, Mr. Potrzebowski was CFO of Oerlikon Drive Systems, a manufacturer of gear and drive solutions. Prior to that, Mr. Potrzebowski was Senior Vice President and CFO of Remy International before which, Mr. Potrzebowski had spent twelve years in financial positions of increasing responsibility with Great Lakes Chemical Corporation. Mr. Potrzebowski is a Certified Public Accountant (CPA), with a bachelor’s degree in Business Administration in Accounting from Toledo University.

Philip A. Downing joined the Company as an Analytical Chemist on November 3, 1997 and thereafter moved into leadership positions including Director of Analytical Services and Assistant General Manager, until reaching his present position of Vice President of Preclinical Services in March of 2015. Mr. Downing has extensive experience designing and testing pre-clinical dosing formulations and has achieved success in securing an extensive customer base for preclinical and clinical service needs.   After receiving a B.A. in Chemistry and Biology from Indiana University, he worked for a clinical research facility, GFi Pharmaceuticals (now Covance Labs) as an Analytical Scientist and RSO designing and validating radiolabeled and non-radiolabeled assays used to support clinical ADME studies.

James S. Bourdage, Ph.D., joined the Company as Vice President of Bioanalytical Operations on June 2, 2014. Prior to joining the Company, Dr. Bourdage served as Executive Director Biopharmaceutical CMC Solutions at Covance Inc., Greenfield, Indiana, beginning in 2011, where he was responsible for the US Biotechnology CMC operation of this $2.4 billion drug development services organization. From 2009 to 2011, Dr. Bourdage was Senior Director, Bioanalytical Sciences, at Pharmathene, Inc., Annapolis, Maryland, a biodefense company with more than $300 million in government contracts. From 2003 to 2009, Dr. Bourdage was Global Research Advisor and Team Leader, Laboratory for Experimental Medicine at Eli Lilly Co., Indianapolis, where his responsibilities included oversight of biotherapeutic immunogenicity and biomarker assay development to support global clinical trials. Previously, he was Senior Research Scientist, Drug Absorption and Transport at Pharmacia (Upjohn), Kalamazoo, Michigan, where he received the Upjohn Corporate Special Recognition Award in 1992 and the Quality Control Achievement Award in 1993. Dr. Bourdage received a Ph.D. in Immunochemistry from the University of Illinois in 1979. He is a member of the American Society of Clinical Pathologists and the American Association of Pharmaceutical Scientists.

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

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge upon written request or by visiting www.BASinc.com/invest. Inquiries from shareholders, security analysts, portfolio managers, registered representatives and other interested parties including media inquiries should be directed to:

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

Our customers include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business is dependent in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies. Economic factors and industry trends that affect our customers in these industries also affect our business.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Five customers accounted for approximately 30% of our total revenue in fiscal 2015 and approximately 31.7% of our total revenues in fiscal 2014. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for a significant percentage of our total revenue or that our business may be dependent on one or more large projects. Since we do not have long-term contracts with most of our customers, the importance of a single customer may vary dramatically from year to year as projects end and new projects begin. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for CRO services are terminable by the customer upon 30 days’ notice. Customers terminate or delay their contracts for a variety of reasons, including but not limited to:

•	products being tested fail to satisfy safety requirements;
•	products have undesired clinical results;
•	the customer decides to forego a particular study;
•	inability to enroll enough patients in the study;
•	inability to recruit enough investigators;
•	production problems causing shortages of the drug; and
•	actions by regulatory authorities.

The loss, reduction in scope or delay of a large contract or the loss or delay of multiple contracts could materially adversely affect our business, although our contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination. Some contracts also entitle us to a termination fee.

Changes in government regulation or in practices relating to the pharmaceutical industry could change the demand for the services we provide.

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

Our overall strategy includes increasing revenue on a consistent basis and controlling our operating expenses. We have concentrated our efforts on enhancing our business development program as well as ongoing Company-wide efficiency activities intended to increase productivity and streamline our operations. We cannot assure that our efforts will result in profitability, or if our efforts result in profits, such profits will continue for any meaningful period of time.

Our failure to comply with the covenants contained in our credit facility, including as a result of events beyond our control, could result in an event of default, which could materially and adversely affect our operating results and our financial condition.

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank. The agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. This credit facility requires us to maintain certain financial ratios. The credit facility also requires us to comply with various operational and other covenants. If there were an event of default under our credit facility that was not cured or waived, the lenders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under the credit facility, either upon maturity or if accelerated, upon an event of default, or that we would be able to refinance or restructure the payments becoming due on the credit facility. Please see Note 7 to the Consolidated Financial Statements for additional detail regarding our credit facility.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the accuracy and timeliness of our financial reporting may be adversely affected.

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Moreover, we must maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. If we are unable to maintain effective internal controls over financial reporting or disclosure controls and procedures or remediate any material weakness, it could result in a material misstatement of our consolidated financial statements that would require a restatement or other materially deficient disclosures, investor confidence in the accuracy and timeliness of our financial reports and other disclosures may be adversely impacted, and the market price of our common shares could be negatively impacted.

We operate in a highly competitive industry.

The CRO services industry is highly competitive. We often compete for business not only with other, often larger and better capitalized, CRO companies, but also with internal discovery and development departments within our customers, some of which are large pharmaceutical and biotechnology companies with greater resources than we have. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities much larger than ours. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both customers and acquisition candidates.

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

We could be held liable for errors and omissions in connection with the services we perform. In certain circumstances, we seek to manage our liability risk through contractual provisions with customers requiring us to be indemnified by the customers or covered by the customers’ product liability insurance policies. Although many of our customers are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations or the liability would exceed the amount of applicable insurance. There can be no assurance that our insurance coverage will be adequate, or that insurance coverage will continue to be available on acceptable terms, or that we can obtain indemnification arrangements or otherwise be able to limit our liability risk.

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

Our activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our insurance coverage and ability to pay. Any contamination or injury could also damage our reputation, which is critical to obtaining new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, customer orders and day-to-day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans in place for our operations, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our computer facilities could result in interruptions in the flow of data to our servers and from our servers to our customers. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our customers. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of our services or research products or result in other liability to us.

It is important that our animal populations be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, can cause loss of animals in our inventory, can result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or can result in other losses. Such results could harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows.

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

We may expand our business through acquisitions.

We occasionally review acquisition candidates. Factors which may affect our ability to grow successfully through acquisitions include:

•	inability to obtain financing;
•	difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits;
•	diversion of management’s attention from current operations;
•	the possibility that we may be adversely affected by risk factors facing the acquired companies;
•	acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage of ownership of our existing stockholders;
•	potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the seller; and
•	loss of key employees of the acquired companies.

We depend on the pharmaceutical and biotechnology industries.

Over the past several years, some areas of our businesses have grown significantly as a result of the increase in pharmaceutical and biotechnology companies outsourcing their preclinical and clinical research support activities. We believe that due to the significant investment in facilities and personnel required to support drug development, pharmaceutical and biotechnology companies look to outsource some or all of those services. By doing so, they can focus their resources on their core competency of drug discovery, while obtaining the outsourced services from a full-service provider like us. Our revenues depend greatly on the expenditures made by these pharmaceutical and biotechnology companies in research and development. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects and to compensate us for services rendered. Accordingly, economic factors and industry trends that affect our customers in these industries also affect our business. If companies in these industries were to reduce the number of research and development projects they conduct or outsource, our business could be materially adversely affected.

Unfavorable general economic conditions may materially adversely affect our business.

While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce customer demand for some of our services, which could cause our revenue to decline. Also, our customers, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to make timely payments to us. Moreover, we rely on credit facilities to provide working capital to support our operations and regularly evaluate alternative financing sources. Changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility or successor facilities (if any), tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating the business in our current manner. For these reasons, among others, if economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

We rely on air transportation to serve our customers.

Our business is heavily reliant on air travel for transport of samples and other material, products and people. A significant disruption to the air travel system, or our access to it, could have a material adverse effect on our business.

Privacy regulations could increase our costs or limit our services.

U.S. Department of Health and Human Services regulations under the Health Insurance Portability and Accountability Act of 1996 demand compliance with patient privacy and confidentiality requirements. In addition, some state governments are considering more stringent regulations. These regulations might require us to increase our investment in security or limit the services we offer. We could be found liable if we fail to meet existing or proposed regulations on privacy and security of health information.

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

These factors also include ones beyond our control, such as market conditions within our industry and changes in pharmaceutical and biotechnology industries. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common shares.

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or another reputablestock exchange, it may be more difficult for the Company's shareholders to sell their securities.

NASDAQ requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

•	the liquidity of our common shares;

•	the market price of our common shares;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and general investors that will consider investing in our common shares;

•	the number of market makers in our common shares;

•	the availability of information concerning the trading prices and volume of our common shares; and

•	the number of broker-dealers willing to execute trades in shares of our common shares.

There is no public market for the Series A preferred shares or warrants to purchase common shares.

There is no established public trading market for the Series A preferred shares and the warrants that were sold May 11, 2011, and we do not expect a market to develop. In addition, we have not and do not intend to apply to list the Series A preferred shares or the warrants on any securities exchange. Without an active market, the liquidity of these securities is limited.

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

ITEM 2-PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

•            Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 120,000 total square feet of operations, manufacturing, administrative space and leased space; which is approximately 50,000 square feet of total. Both the contract research services segment and the products segment conduct operations at this facility. The building has been financed by mortgages.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of September 30, 2015, our common shares were traded on the NASDAQ Capital Market under the symbol “BASi”. The following table sets forth the quarterly high and low sales price per share of our common shares from October 1, 2013 through September 30, 2015.

	High	Low
Fiscal Year Ended September 30, 2014
First Quarter	$3.06	$1.29
Second Quarter	3.30	2.49
Third Quarter	2.95	2.51
Fourth Quarter	2.60	2.12

Fiscal Year Ended September 30, 2015
First Quarter	$2.51	$2.05
Second Quarter	2.25	1.88
Third Quarter	2.19	1.84
Fourth Quarter	1.98	1.30

Holders

There were approximately 2,700 holders of record of our common shares as of December 19, 2015.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2015 or 2014 and do not anticipate paying cash dividends in the foreseeable future. Dividends paid on our Series A preferred shares are discussed in Note 3 to the Notes to Consolidated Financial Statements.

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

Business Overview

We are an international contract research organization providing drug discovery and development services. Our customers and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help customers and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our customers' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule and large biomolecule drug candidates. Our scientists have the skills in analytical instrumentation development, chemistry, computer software development, physiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential customers. Our principal customers are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research at many of the small start-up biotechnology companies and the largest global pharmaceutical companies.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with customers on regulatory strategy and compliance leading to their FDA filings. Our Enhanced Drug Discovery services, part of this strategy, utilizes our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage. We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and relationship management.

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

Executive Summary

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2015, we experienced a 7.0% decrease in revenues in our Services segment and a 10.2% decrease in revenues for our Products segment as compared to fiscal 2014. Our Services revenue was negatively impacted by fewer bioequivalence studies in fiscal 2015 versus fiscal 2014. These declines were partially offset by an increase in our preclinical services revenue in fiscal 2015. The revenue decline in our Products segment was mainly due to lower sales of our analytical instruments and lower sales of consumables related to our Culex®, in vivo sampling product line as compared to the prior fiscal year. For fiscal 2016, we plan to focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate our company and create value for our customers and shareholders.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In fiscal 2015, total revenues decreased 7.7%, gross profit decreased 5.9% and operating expenses were lower by 13.7% as compared to fiscal 2014. The decrease in operating expenses, due in part to the lease rental income and the mediation settlement received in fiscal 2015, contributed to a higher operating income of $909 in fiscal 2015 as compared to $334 in fiscal 2014. For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2015, see “Results of Operations – 2015 Compared to 2014” below.

As of September 30, 2015, we had $438 of cash and cash equivalents as compared to $981 of cash and cash equivalents at the end of fiscal 2014. In fiscal 2015, we generated $2,104 in cash from operations as compared to $1,684 in fiscal 2014. Total capital expenditures increased in fiscal 2015 to $1,467, up from $490 in fiscal 2014, reflecting continued investment in our business as a result of our improved liquidity position and our credit facility entered into in fiscal 2014. We are focused on improving our cash flow from operations in fiscal 2016.

In January 2015, we entered into a lease agreement with Cook Biotech, Inc. to monetize underutilized space. The initial term of the lease is approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. Capital improvements up to approximately $800 have or will be required to relocate manufacturing and update our office and meeting space, of which approximately $700 of the cost of the improvements have been incurred through September 30, 2015. The relocation and associated improvements will help to create a more lean manufacturing process. We expect to incur the remaining capital improvements in the first fiscal quarter of 2016. The Company accounts for rental payments received as a reduction in general and administrative expense.

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

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2015	2014

Services revenue	78.3%	77.7%
Products revenue	21.7	22.3
Total revenue	100.0%	100.0%

Cost of services revenue (a)	70.5	72.7
Cost of products revenue (a)	54.5	49.8
Total cost of revenue	67.0	67.6

Gross profit	33.0	32.4

Operating expenses	29.0	31.0

Operating income	4.0	1.4

Other (income) expense	(0.9)	5.7
Income (loss) before income taxes	4.9	(4.3)

Income tax expense	0.1	0.0

Net income (loss)	4.8%	(4.3)%

(a)	Percentage of service and product revenues, respectively.

2015 Compared to 2014

Services and Products Revenues

Revenues for the year ended September 30, 2015 decreased 7.7% to $22,698 compared to $24,584 for the year ended September 30, 2014.

Our Services revenue decreased 7.0% in fiscal 2015 to $17,768 compared to $19,097 for the prior fiscal year. Preclinical services revenues increased due to an increase in the number of mice and rat studies from the prior year as well as the benefit from an early termination of two projects by our customers that accelerated revenue into fiscal 2015 for the nonrefundable portion of the deferred revenue related to these projects at the time of early termination. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenues due to fewer bioequivalence studies in fiscal 2015 versus fiscal 2014. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the fourth quarter of fiscal 2015 plus an increase in method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Fiscal Year Ended September 30,
	2015	2014	Change	%
Bioanalytical Analysis	$6,727	$7,146	$(419)	-5.9%
Preclinical Services	9,791	9,626	165	1.7%
Other Laboratory Services	1,250	2,325	(1,075)	-46.2%

Sales in our Products segment decreased 10.2% from $5,487 to $4,930 when compared to the prior fiscal year. The majority of the decline stems from lower sales of consumables associated with our Culex®, in vivo sampling systems along with lower sales of analytical instruments and hardware maintenance and service revenues for the same period one year ago.

	Fiscal Year Ended September 30,
	2015	2014	Change	%
Culex, in-vivo sampling systems	$2,232	$2,535	(303)	-12.0%
Analytical instruments	1,953	2,120	(167)	-7.9%
Other instruments	745	832	(87)	-10.5%

Cost of Revenue

Cost of revenue for the year ended September 30, 2015 was $15,209 or 67.0% of revenue compared to $16,622 or 67.6% of revenue for the prior fiscal year.

Cost of Services revenue as a percentage of Services revenue decreased to 70.5% in the current fiscal year from 72.7% in the prior fiscal year. The principal cause of this decrease was the early termination of the preclinical services projects mentioned above. Because of the early termination, certain costs related to the completion of the projects were reduced or eliminated. Reduced spending on operating supplies and animal costs also contributed to the decrease in the cost of service revenue as a percentage of Service revenue.

Cost of Products revenue as a percentage of Products revenue in the current fiscal year increased to 54.5% from 49.8% in the prior fiscal year. This increase is mainly due to a change in the mix of products sold in the current fiscal year as well as increased costs for inventory obsolescence and lean initiatives completed in fiscal 2015. Lower sales of certain products in fiscal 2015 contributed to higher obsolescence cost.

Operating Expenses

Selling expenses for the year ended September 30, 2015 decreased by 15.7% to $1,396 from $1,656 for the year ended September 30, 2014. This decrease stems from the elimination of sales personnel in the UK and in our Evansville facility in fiscal 2014 as well as turnover of sales staff in West Lafayette in the second half of fiscal 2015. These reductions were partially offset by increased spending for consulting and outside services as well as travel.

Research and development expenses for the year ended September 30, 2015 increased 8.7% to $715 from $658 for the year ended September 30, 2014. The increase was primarily due to higher salaries from staff additions in fiscal 2015 and higher spend for supplies related to new product development, partially offset by decreased utilization of outsourced professional engineering services.

General and administrative expenses for the current fiscal year increased 2.7% to $5,074 from $4,940 for the prior fiscal year. The principal reason for the increase in fiscal 2015 was the provision for bad debt of $505 slightly offset by the building rental income of $350, which was deducted from general and administrative expense, and lower employee search fees in fiscal 2015.

Operating expenses for fiscal 2015 were also favorably impacted by a mediation settlement from a service provider as described in Note 14 to the condensed consolidated financial statements, which reduced operating expenses by $605, net of legal expenses.

Other Income/Expense

Other income, net, was income of $205 for the year ended September 30, 2015 as compared to expense of $1,397 for the year ended September 30, 2014. The primary reason for the change in expense was due to a decrease in the fair value of the warrant liability. Also, interest expense decreased $201 or 41% in fiscal 2015 compared to fiscal 2014 due to the new credit facility entered into in May 2014.

Income Taxes

Our effective tax rate for the year ended September 30, 2015 was 1.4% compared to (0.6)% for the prior fiscal year. The current year expense primarily relates to federal alternative minimum tax similar to fiscal 2014. No net benefits have been provided on taxable losses in the current fiscal year.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. We consolidated our laboratory in McMinnville, Oregon into our 120,000 square foot headquarters facility in West Lafayette, Indiana and closed our facility and bioanalytical laboratory in Warwickshire, United Kingdom. We continue to sell our products globally while further consolidating delivery of our CRO services into our two Indiana locations.

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at September 30, 2015. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

The following table sets forth the roll-forward of the restructuring activity for the year ended September 30, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, September 30, 2015

Lease related costs	$961	$39	$-	$-	$1,000
Other costs	117				117

Total	$1,078	$39	$-	$-	$1,117

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2015, we had cash and cash equivalents of $438 compared to $981 at September 30, 2014.

Net cash provided by operating activities was $2,104 for the year ended September 30, 2015, compared to net cash provided by operating activities of $1,684 for the year ended September 30, 2014. Net income in fiscal 2015 compared to a net loss in fiscal 2014 contributed to the increase in cash provided by operating activities. Other contributing factors to our cash from operations in fiscal 2015 were noncash charges of $1,409 for depreciation and amortization and $79 for stock option expense as well as an increase in customer advances of $424 and a decrease in inventory of $98. These factors were partially offset, among other items, by an increase in accounts receivable, net of the provision for doubtful accounts, of $579. Days’ sales in accounts receivable increased to 73 days at September 30, 2015 from 49 days at September 30, 2014 due to a delay in payments from certain customers and an increase in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for fiscal 2014 are non-cash charges of $1,597 for depreciation and amortization and $84 for stock option expense. Working capital changes in fiscal 2014 included an increase in customer advances of $175, a decrease in accounts receivable of $910, a decrease in accounts payable of $863, an increase in inventory of $185 and a decrease in accrued expenses of $153.

Investing activities used $1,434 in fiscal 2015 due to capital expenditures as opposed to $490 in fiscal 2014. The investing activity in fiscal 2015 consisted of investments in computing infrastructure, building improvements and other capital improvements as well as equipment replacement. The investing activity in fiscal 2014 consisted of investments in capital improvements and equipment replacement. The increase in capital expenditures in fiscal 2015 reflects the stronger liquidity position of the Company and the investments being made to support our growth initiatives as well as the investments to relocate our manufacturing and update our office and meeting space following the lease executed with Cook Biotech mentioned earlier.

Financing activities used $1,213 in fiscal year 2015 as compared to $1,513 used in fiscal 2014. The main uses of cash in fiscal 2015 were for net payments on our line of credit of $116, capital lease payments of $279 as well as net payments on our long-term debt of $786. The main uses of cash in fiscal 2014 were for net payments on our line of credit of $1,213, capital lease payments of $276 as well as net payments on our long-term debt of $16 net of new borrowings, offset in part by proceeds for warrant exercises amounting to $183.

Capital Resources

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off prior indebtedness. The balance on the term loan at September 30, 2015 and 2014 was $4,452 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $86 and $202 at September 30, 2015 and 2014, respectively. We are currently working with Huntington Bank toward renewing this revolving line of credit prior to the May 2016 maturity date.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As amended, the Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015 and not less than 1.10 to 1.00 for the fiscal quarter ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation excludes up to $1,000 in capital expenditures related to the building renovation costs associated with our lease agreement with Cook Biotech, Inc. executed in January 2015. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of September 30, 2015, we were in compliance with these covenants.

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

Based on our expected revenue, the impact of cost reductions implemented as well as the availability of our line of credit and the rental income received from the lease agreement signed in January 2015, we believe that we will have the liquidity required to fund initiatives in support of our strategy for fiscal 2016 and the foreseeable future, to fund expected costs to be incurred as part of the relocation of our space and to meet our debt obligations.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 7, Debt Arrangements.

	2016	2017	2018	2019	2020	Total

Term loan	$786	$786	$785	$2,095	$-	$4,452
Capital lease obligations	242	31	27	16	-	316
Operating leases	24	13	5	4	3	49

	$1,052	$830	$817	$2,115	$3	$4,817

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

As of September 30, 2015, 4,321 preferred shares had been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. As of September 30, 2015, 577,897 warrants have been exercised. At September 30, 2015, 1,185 preferred shares and 798,603 warrants remained outstanding.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2015 are Bioanalytical Services and Preclinical Services, which are both included in our contract research services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2015. There was no indication of impairment for the Bioanalytical Services or Preclinical Services reporting units as of September 30, 2015. We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2014. The estimated fair value of our Vetronics reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late fiscal 2014, we began shifting our market focus and will no longer actively market the Vetronics product offering. However, we will continue to service the units in the field. Accordingly, step two of the goodwill impairment test was completed for the Vetronics reporting unit which resulted in an impairment charge totaling $374 in the fourth quarter of fiscal 2014. There was no indication of impairment for the Bioanalytical Services or Preclinical Services reporting units as of September 30, 2014.

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

At September 30, 2015 and 2014, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $79 and $84 during the fiscal years ended September 30, 2015 and 2014, respectively.

We use the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our common share price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. We use our historical share price volatility on our common shares for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. We assumed that we will pay no dividends.

Employee stock-based compensation expense recognized in fiscal 2015 and 2014 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of September 30, 2015 and 2014, we had a $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S. and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2010.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. As of September 30, 2015, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

[Remainder of page intentionally left blank.]

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/30/2011	0.901	0.074	1,240	102	1,342	56
3/30/2012	0.933	0.001	1,284	2	1,286	(56)
6/29/2012	0.602	-	828	-	828	(458)
9/28/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/28/2013	0.899	-	1,238	-	1,238	142
6/28/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404	-	323	-	323	(34)
9/30/2015	0.236	-	189	-	189	(134)

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

Building Lease

The Lease Agreement with Cook Biotech, Inc. for a portion of the Company’s headquarters facility is recorded as an operating lease with the escalating rents being recognized on a straight-line basis once the Tenant took full possession of the space on May 1, 2015 through the end of the lease on December 31, 2024. The straight line rents of $53 per month are recorded as a reduction to general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and other accounts receivable on the Consolidated Balance Sheets. The cash rent received is recorded in other accounts receivable on the Consolidated Balance Sheets. The variance between the straight line rents recognized and the actual cash rents received will net to zero by the end of the agreement on December 31, 2024.

New Accounting Pronouncements

Effective October 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carry forward, a similar tax loss or a tax credit carry-forward when settlement in this manner is available under the tax law. The Company adopted this guidance effective at the beginning of its 2015 fiscal year with no material effect on the consolidated financial statements.

In August 2014, the FASB issued new guidance in Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2014, the FASB issued new guidance in ASU No. 2014-16, “Derivatives and Hedging (Topic 815) – Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.” The guidance clarifies how current GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various area of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the timing and the impact of these amendments on its consolidated financial statements.

In July 2015, the FASB issued an amendment to the accounting guidance related to the measurement of inventory. The amendment revises inventory to be measured at lower of cost and net realizable value from lower of cost or market. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. This guidance will be effective prospectively for the first quarter of fiscal 2018, with early application permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$438	$981
Accounts receivable
Trade, net of allowance of $559 at September 30, 2015 and $54 at September 30, 2014	2,904	2,557
Unbilled revenues and other	1,110	878
Inventories, net	1,466	1,564
Prepaid expenses	773	675
Total current assets	6,691	6,655

Property and equipment, net	15,989	15,949
Goodwill	1,009	1,009
Debt issue costs, net	94	122
Other assets	32	39

Total assets	$23,815	$23,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,858	$2,672
Accrued expenses	1,710	1,842
Customer advances	3,414	2,990
Income tax accruals	30	20
Revolving line of credit	86	202
Fair value of warrant liability	189	676
Current portion of capital lease obligation	230	279
Current portion of long-term debt	786	786
Total current liabilities	9,303	9,467

Fair value of interest rate swap	50	21
Capital lease obligation, less current portion	68	298
Long-term debt, less current portion	3,666	4,452
Total liabilities	13,087	14,238

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at September 30, 2015 and September 30, 2014	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,105,007 issued and outstanding at September 30, 2015 and 8,075,335 at September 30, 2014	1,988	1,980
Additional paid-in capital	21,193	21,154
Accumulated deficit	(13,691)	(14,790)
Accumulated other comprehensive income	53	7

Total shareholders’ equity	10,728	9,536

Total liabilities and shareholders’ equity	$23,815	$23,774

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2015	2014

Services revenue	$17,768	$19,097
Products revenue	4,930	5,487
Total revenue	22,698	24,584

Cost of services revenue	12,525	13,889
Cost of products revenue	2,684	2,733
Total cost of revenue	15,209	16,622

Gross profit	7,489	7,962
Operating expenses:
Selling	1,396	1,656
Research and development	715	658
General and administrative	5,074	4,940
Mediation settlement, net	(605)	—
Impairment of goodwill	—	374
Total operating expenses	6,580	7,628

Operating income	909	334

Interest expense	(287)	(488)
Change in fair value of warrant liability – (increase) decrease	487	(918)
Other income	5	9
Income (loss) before income taxes	1,114	(1,063)

Income tax expense	15	7

Net income (loss)	$1,099	$(1,070)

Other comprehensive income (loss) :	46	(25)

Comprehensive income (loss)	$1,145	$(1,095)

Basic net income (loss) per share:	$0.14	$(0.13)
Diluted net income (loss) per share:	$0.07	$(0.13)

Weighted common shares outstanding:
Basic	8,084	7,960
Diluted	8,791	7,960

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

							Accumulated
					Additional		other	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	comprehensive	shareholders'
	Number	Amount	Number	Amount	capital	deficit	income (loss)	equity
Balance at October 1, 2013	1,335	$1,335	7,703,891	$1,887	$19,925	$(13,720)	$32	$9,459

Comprehensive loss:
Net loss						(1,070)		(1,070)
Other comprehensive loss							(25)	(25)

Stock based compensation expense					84			84

Stock option exercise	-	-	7,692	2	1			3

Conversion of preferred shares to common shares	(150)	(150)	75,000	19	131			-

Common shares issued for dividends/make-whole payment	-	-	20,774	5	43			48

Common shares issued for Warrant A exercises	-	-	267,978	67	970			1,037

Balance at September 30, 2014	1,185	$1,185	8,075,335	$1,980	$21,154	$(14,790)	$7	$9,536

Comprehensive income:
Net income						1,099		1,099
Other comprehensive income							46	46

Stock based compensation expense					79			79

Stock option exercise			29,672	8	(8)			-

Payment of withholding taxes from net settlement of stock based awards					(32)			(32)

Balance at September 30, 2015	1,185	$1,185	8,105,007	$1,988	$21,193	$(13,691)	$53	$10,728

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$1,099	(1,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,409	1,597
Employee stock compensation expense	79	84
Change in fair value of warrant liability – (decrease) increase	(487)	918
Gain on sale of property and equipment	(7)	(21)
Provision for doubtful accounts	505	(33)
Impairment of goodwill	—	374
Changes in operating assets and liabilities:
Accounts receivable	(1,084)	910
Inventories	98	(185)
Income tax accruals	10	(10)
Prepaid expenses and other assets	(69)	(345)
Accounts payable	259	(863)
Accrued expenses	(132)	153
Customer advances	424	175
Net cash provided by operating activities	2,104	1,684
Investing activities:
Capital expenditures	(1,467)	(490)
Proceeds from sale of equipment	33	—
Net cash used by investing activities	(1,434)	(490)

Financing activities:
Payments of long-term debt	(786)	(5,516)
Borrowings of long-term debt	—	5,500
Payments of debt issuance costs	—	(194)
Proceeds from exercise of stock options	—	3
Payment of withholding taxes from net settlement of stock based awards	(32)	—
Proceeds from Class A warrant exercises	—	183
Payments on revolving line of credit	(7,740)	(10,542)
Borrowings on revolving line of credit	7,624	9,329
Payments on capital lease obligations	(279)	(276)
Net cash used by financing activities	(1,213)	(1,513)

Effect of exchange rate changes	—	(4)

Net decrease in cash and cash equivalents	(543)	(323)
Cash and cash equivalents at beginning of year	981	1,304
Cash and cash equivalents at end of year	$438	$981

Supplemental disclosure of cash flow information:
Cash paid for interest	$264	$389
Cash paid for income taxes	$4	$17
Supplemental disclosure of non-cash financing activities:
Preferred stock dividends paid in common shares	$—	$(48)
Equipment financed under capital leases	$—	$114
Conversion of preferred shares to common shares	$—	$150
Fair value of Class A Warrants exercised	$—	$854

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands unless otherwise indicated)

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

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2015, we did not have any cash accounts that exceeded federally insured limits.

(d)	Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $559 and $54 at September 30, 2015 and 2014, respectively. A summary of activity in our allowance for doubtful accounts is as follows:

	Fiscal year ended September 30,
	2015	2014

Opening balance	$54	$87
Charged to expense	505	(33)
Accounts recovered	—	—
Accounts written off	—	—
Ending balance	$559	$54

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. A summary of activity in our inventory obsolescence is as follows for the years ended September 30, 2015 and 2014:

	Fiscal year ended September 30,
	2015	2014

Opening balance	$299	$359
Provision for slow moving and obsolescence	45	29
Write-off of obsolete and slow moving inventory	(43)	(89)
Closing balance	$301	$299

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Expenditures for maintenance and repairs are expensed as incurred unless the life of the asset is extended beyond one year, which would qualify for asset treatment. Depreciation expense was $1,402 in fiscal 2015 and $1,589 in fiscal 2014. Property and equipment, net, as of September 30, 2015 and 2014 consisted of the following:

	2015	2014

Land and improvements	$923	$914
Buildings and improvements	21,347	21,374
Machinery and equipment	17,946	18,135
Office furniture and fixtures	640	690
Construction in progress	832	13
	41,688	41,126
Less: accumulated depreciation	(25,699)	(25,177)
Net property and equipment	$15,989	$15,949

(g)	Long-Lived Assets including Goodwill

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

The discount rate, gross margin and sales growth rates are material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2015 are bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2015. There was no indication of impairment for the Bioanalytical Services or Preclinical Services reporting units as of September 30, 2015. We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2014. The estimated fair value of our Vetronics reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late fiscal 2014, we began shifting our market focus and will no longer actively market the Vetronics product offering. However, we will continue to service the units in the field. Accordingly, step two of the goodwill impairment test was completed for the Vetronics reporting unit which resulted in an impairment charge totaling $374 in the fourth quarter of fiscal 2014. There was no indication of impairment for the Bioanalytical Services or Preclinical Services reporting units as of September 30, 2014. At September 30, 2015 and 2014, remaining recorded goodwill was $1,009.

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

We amortize costs of patents and licenses, as included in other assets on the Consolidated Balance Sheets. For the fiscal years ended September 30, 2015 and 2014, the amortization expense associated with these was $7 and $8, respectively.

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $16 and $41 for the years ended September 30, 2015 and 2014, respectively.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the Class A Warrants at September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014

Risk-free interest rate	0.14%	0.41%
Dividend yield	0.00%	0.00%
Volatility of the Company's common shares	65.03%	63.58%
Expected life of the warrants (years)	0.6	1.6

Fair value per unit	$0.236	$0.846

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the credit facility entered into in fiscal 2014 approximates fair value due to the variable nature of the interest rates.

We use an interest rate swap, designated as a hedge, to fix 60% of the debt from our Huntington credit facility. We did not enter into this derivative transaction to speculate on interest rates, but to hedge interest rate risk. The swap is recognized on the balance sheet at its fair value. The fair value is determined utilizing a cash flow model that takes into consideration interest rates and other inputs observable in the market from similar types of instruments, and is therefore considered a level 2 measurement. Using a level 3 measurement, the fair value of the goodwill of the Vectronics reporting unit was $0 with a carrying value of $374, leading to the goodwill impairment expense in fiscal 2014 of $374.

The following table summarizes fair value measurements by level as of September 30, 2015, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$50	$-
Class A warrant liability	$-	$189	$-

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

In fiscal 2015 and 2014, we incurred $715 and $658, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. We expense research and development costs as incurred.

(n)	Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix 60% of the Huntington debt due to mitigate changes in interest rates. The changes in the fair value of the interest rate swap are recorded in AOCI to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The balance in AOCI at September 30, 2015 and 2014 was ($50) and ($21), respectively.

(o)	Debt issuance costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt. Additional expense arising from such prepayments during fiscal 2015 was $0 and $48 in fiscal 2014.

On May 14, 2014, the Company entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes a term loan maturing in May 2019. The term loan proceeds were used to pay off prior indebtedness. In connection with the credit facility, the Company recorded fees of $134 which were deferred and will be amortized over the life of the credit facility. In addition, the Company accelerated the recognition of $81 in deferred issuance costs from an amendment with prior indebtedness.

(p)	Reclassifications

Certain amounts in the fiscal 2014 consolidated financial statements have been reclassified to conform to the fiscal 2015 presentation without affecting previously reported net income or stockholders’ equity.

(q)	New Accounting Pronouncements

Effective October 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet assessed the impact of the new guidance on its consolidated financial statements.

In August 2014, the FASB issued new guidance in Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In November 2014, the FASB issued new guidance in ASU No. 2014-16, “Derivatives and Hedging (Topic 815) – Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.” The guidance clarifies how current GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various area of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the timing and the impact of these amendments on its consolidated financial statements.

In July 2015, the FASB issued an amendment to the accounting guidance related to the measurement of inventory. The amendment revises inventory to be measured at lower of cost and net realizable value from lower of cost or market. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. This guidance will be effective prospectively for the first quarter of fiscal 2018, with early application permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

	Warrant A	Warrant B
Risk-free interest rate	1.87%	0.18%
Dividend yield	0.00%	0.00%
Volatility of the Company's common shares	106.91%	116.01%
Expected life of the warrants (years)	5.0	1.0

Fair value per unit	$1.433	$0.779

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

We have also recognized a beneficial conversion feature related to the Series A preferred shares, to the extent that the conversion feature, based on the proceeds allocated to the Series A preferred shares, was in-the-money at the time they were issued. Such beneficial conversion feature amounted to approximately $2.461 million on May 11, 2011. Because the Series A preferred shares do not have a stated redemption date and may be converted by the holder at any time, the discount recognized by the allocation of proceeds to the beneficial conversion feature has been immediately charged through accumulated deficit as a deemed dividend to the holders of the Series A preferred shares in the amount of $5.506 million. This was the only deemed distribution recorded for the Series A preferred shares included in the offering. Further, because the preferred dividends or make-whole payments are payable any time after the closing on May 11, 2011 at the option of the holder, we recognized the full value, $991,080, as a liability included in accounts payable and charged immediately through accumulated deficit. There will be no other dividends recorded for the Series A preferred shares included in the offering.

As of September 30, 2015, 4,321 preferred shares have been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. As of September 30, 2015, 577,897 warrants have been exercised. At September 30, 2015, 1,185 preferred shares and 798,603 warrants remained outstanding. Also at September 30, 2015 and September 30, 2014, $0 of the $991,080 in preferred dividends remains accrued in accounts payable for future preferred dividends. All dividends have been paid according to the agreement.

The following table summarizes the change in the estimated fair value of the Company’s Class A warrants as of September 30 (in thousands):

	2015	2014
Balance at beginning of year	$676	$612
Fair value of Class A warrants exercised	—	(854)
Increase (decrease) in fair value of Class A warrants	(487)	918
Balance at end of year	$189	$676

For the years ended September 30, 2015 and 2014, the Company recognized income (expense) of $487,000 and ($918,000), respectively, due to the change in the estimated fair value of the Company’s warrants. This income (expense) was recorded as Change in fair value of warrant liability on the Company’s consolidated statements of operations and comprehensive income (loss) for the respective periods.

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

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Years Ended September 30,
	2015	2014
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$1,099	$(1,070)
Weighted average common shares outstanding	8,084	7,960
Basic net income (loss) per share	$0.14	$(0.13)

Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$1,099	$(1,070)
Change in fair value of warrant liability	(487)	—
Diluted net income (loss) applicable to common shareholders	$612	$(1,070)

Weighted average common shares outstanding	8,084	7,960
Plus: Incremental shares from assumed conversions:
Series A preferred shares	593	—
Class A warrants	4	—
Dilutive stock options/shares	110	—
Diluted weighted average common shares outstanding	8,791	7,960
Diluted net income (loss) per share	$0.07	$(0.13)

[Remainder of page intentionally left blank.]

5. INVENTORIES

Inventories at September 30 consisted of the following:

	2015	2014
Raw materials	$1,112	$1,228
Work in progress	247	295
Finished goods	408	340
	$1,767	$1,863
Obsolescence reserve	(301)	(299)
	$1,466	$1,564

6. LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2015 and 2014 was $5,892 and $5,892, respectively. Accumulated amortization on capital leases at September 30, 2015 and 2014 was $5,623 and $5,358, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

In fiscal 2014, we had one new capital lease addition of $114 for laboratory equipment at our Evansville facility. Due to restructuring activities outlined in Note 12, we terminated a capital lease for laboratory equipment in the UK. The activity resulted in a liability reduction of $322. Future minimum lease payments on capital leases at September 30, 2015 for the next five years are as follows:

	Principal	Interest	Total

2016	$230	$12	$242
2017	27	4	31
2018	25	2	27
2019	16	0	16
2020	-	-	-
	$298	$18	$316

We lease office space and equipment under non-cancelable operating leases that terminate at various dates through 2019. Certain of these leases contain renewal options. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in our fourth fiscal quarter of 2015 and was exercised. Total rental expense under these leases was $82 and $87 in fiscal 2015 and 2014, respectively.

Future minimum lease payments, exclusive of rent related to the UK restructuring discussed in Note 12, for the following fiscal years under operating leases at September 30, 2015 are as follows:

2016	$24
2017	13
2018	5
2019	4
2020	3
$49

We lease a portion of our headquarters’ building in West Lafayette, Indiana to Cook Biotech, Inc. (Tenant) as part of the Lease Agreement signed earlier this fiscal year. The Lease Agreement has an initial term ending December 31, 2024 with escalating rents each year. The Tenant took full possession of the space on May 1, 2015. We recognize the escalating rents on a straight-line basis as a reduction to general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and other accounts receivable on the Consolidated Balance Sheets. The cash rent received is recorded to the customer account and as a reduction to the other accounts receivable on the Consolidated Balance Sheets. The variance between the straight line rents recognized and the actual cash rents received will net to zero in other accounts receivable by the end of the agreement on December 31, 2024. As of September 30, 2015, the rents recognized amounted to $350 and cash rent received amounted to $335. Future rental income recognized and cash rents received for the next five years are as follows:

	Straight line rents to be recognized	Cash rent to be received

2016	$636	$600
2017	636	600
2018	636	609
2019	636	621
2020	636	633
	$3,180	$3,063

7. DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2015	2014

Term loan payable to a bank, payable in monthly principal installments of $65. Interest is variable at LIBOR plus 325 basis points which was 3.4 % at September 30, 2015. Collaterialized by underlying property. Due May, 2019.	$4,452	$5,238

Less: Current portion	786	786

Long term total	$3,666	$4,452

Cash interest payments of $264 and $389 were made in 2015 and 2014, respectively. The following table summarizes the annual principal payments under our term loan through maturity in May 2019:

	2016	2017	2018	2019	Total

Term loan	$786	$786	$785	$2,095	$4,452

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off the prior indebtedness. The balance on the term loan at September 30, 2015 and 2014 was $4,452 and $5,238, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $86 and $202 at September 30, 2015 and 2014, respectively. We are currently working with Huntington toward renewing this revolving line of credit prior to the May 2016 maturity date.

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

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in AOCI to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. As of September 30, 2015 and 2014, the unamortized portion of debt issuance costs related to the credit facility was $94 and $122, respectively, and was included in Debt issue costs, net on the consolidated balance sheets. We incurred $60 of costs in connection with an amendment with the prior debt. These costs and $21 of unamortized costs at September 30, 2013 were expensed during the year ended September 30, 2014.

[Remainder of page intentionally left blank.]

8. INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2015	2014
Deferred tax assets - Current:
Inventory	$191	$187
Accrued compensation and vacation	120	246
Accrued expenses and other	457	178
Total current deferred tax assets	768	611

Deferred tax liabilities - Current:
Prepaid expenses	(91)	(72)
Total net current deferred tax assets	677	539

Deferred tax assets - Noncurrent:
Domestic net operating loss carryforwards	4,449	4,828
Stock compensation expense	20	54
AMT credit carryover	75	58
Total noncurrent deferred tax assets	4,544	4,940

Deferred tax liabilities - Noncurrent
Unrealized gain/loss - warrant liability	(376)	(180)
Investment in subsidiary	-	(3,173)
Basis difference for fixed assets	(352)	(408)
Total noncurrent deferred tax liabilities	(728)	(3,761)

Total net noncurrent deferred tax assets	3,816	1,179

Valuation allowance for net deferred tax assets	(4,493)	(1,718)

Net deferred tax asset (liability)	$-	$-

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2015	2014
Current:
Federal	$16	$5
State and local	(1)	2

Deferred:
Federal	-	-
State and local	-	-
Income tax expense	$15	$7

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

55

	2015	2014
Federal statutory income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	0.0%	-0.1%
Nondeductible expenses	3.1%	-15.2%
Valuation allowance changes	-35.7%	-19.3%
Effective income tax rate	1.4%	-0.6%

In the prior year, an impairment of goodwill in the amount of $374 was recorded that was not deductible for tax purposes. Therefore, no tax benefit was recorded.

In the prior year, we had foreign net operating loss carry forwards of $8,626 under current UK tax law that will never be recognized due to the closure of the UK facility. Consequently, the deferred tax asset and the valuation allowance related to the foreign net operating losses have been removed. In the current year, all related investments in the UK operations have been removed domestically.

Realization of deferred tax assets associated with the net operating loss carry forward and credit carry forward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2015 and 2014 was $4,493 and $1,718, respectively for our domestic operations. Payments made in fiscal 2015 and 2014 for income taxes amounted to $4 and $17, respectively.

At September 30, 2015, we had domestic net operating loss carry forwards of approximately $10,898 for federal and $15,278 for state, which expire from September 30, 2015 through 2033. Further, we have an alternative minimum tax credit carry forward of approximately $75 available to offset future federal income taxes. This credit has an unlimited carry forward period.

We may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2015, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014
Balance at beginning of year	$16	$16
Additions based on tax positions related to the current year		-
Additions for tax positions or prior years	-	-
Reductions for tax positions of prior years		-
Settlements	-	-
Balance at end of year	$16	$16

As noted in the table above, there has been no change in our gross uncertain tax positions during fiscal 2015 based on a state tax position.

We are no longer subject to U.S. federal tax examinations for years before 2011 or state and local for years before 2010, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization. Furthermore, we are no longer subject to income tax examinations in the United Kingdom for years prior to 2010.

We have assessed the application of Internal Revenue Code Section 382 regarding certain limitations on the future usage of net operating losses. No limitation applies as of September 30, 2015, and we will continue to monitor activities in the future.

9. STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. Future common shares will be granted from the 2008 Stock Option Plan. The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administers the Plan and approve the particular officers, directors or employees eligible for grants. Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant. Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. The Plan terminates in fiscal 2018. The maximum number of common shares that may be granted under the Plan is 500 shares. At September 30, 2015, 190 shares remained available for grants under the Plan.

The Compensation Committee has also issued non-qualified stock option grants with vesting periods different from the Plan. As of September 30, 2015 and 2014, total non-qualified stock options outstanding were 30 and 155, respectively.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2015	2014
Risk-free interest rate	2.15%	2.36%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common shares	95.70%- 100.10%	94.50%- 94.70%
Expected life of the options (years)	8.0	8.0

A summary of our stock option activity for all options and related information for the years ended September 30, 2015 and 2014, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding - October 1, 2013	479	$1.77
Exercised	(11)	$1.14	$0.95
Granted	40	$2.69	$2.25
Terminated	(82)	$2.00
Outstanding - September 30, 2014	426	$1.83	$1.41	7.2	$348

Outstanding - October 1, 2014	426	$1.83
Exercised	(128)	$1.38	$1.12
Granted	65	$2.07	$1.72
Terminated	(44)	$4.23
Outstanding - September 30, 2015	319	$1.73	$1.38	7.1	$95

Exercisable at September 30, 2015	232	$1.59	$1.23	6.4	$95

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of our common share price on September 30, 2015 and the options’ exercise price.

One hundred and twenty eight options with an intrinsic value of $74 were exercised using a cashless exercise in fiscal 2015, which resulted in the issuance of 30 common shares. Fifteen common shares with a value of $32 were withheld from a cashless option exercise for taxes owed by the employee. Eight options with an intrinsic value of $13 were exercised using a cashless exercise and 3 options with an intrinsic value of $4 were exercised using cash in fiscal 2014, which resulted in the issuance of 7 common shares. As of September 30, 2015, our total unrecognized compensation cost related to non-vested stock options was $126 and is expected to be recognized over a weighted-average service period of 1.65 years. As of September 30, 2015, there are 30 shares underlying outstanding options that were granted outside of the Plan. Stock-based compensation expense for employee stock options for the years ended September 30, 2015 and 2014 was $79 and $84, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2015 (in thousands except per share amounts):

		Weighted
		average	Weighted		Weighted
Range of		Remaining	average		average
Exercise Prices	Shares Outstanding	Contractual Life (Yrs)	Exercise Price	Shares Exercisable	Exercise Price
$0.79 - $1.01	86	5.54	$0.96	86	$0.96
$1.02 - $4.59	217	8.09	$1.78	130	$1.56
$4.60 - $8.79	16	2.93	$5.09	16	$5.09

10. RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we match 50% of the first 6% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. We made no discretionary contributions under the plan in fiscal 2014 while our match of the employee contribution was suspended as part of our cost reduction efforts. The match of the employee contribution resumed at the beginning of fiscal 2015. Contribution expense was $152 and $1 in fiscal 2015 and 2014, respectively.

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

(a)	Operating Segments

	Years Ended September 30,
	2015	2014
Revenue:
Services	$17,768	$19,097
Products	4,930	5,487
	$22,698	$24,584
Operating income (loss) :
Services	$889	$469
Products	20	(135)
	$909	$334

Interest Expense	(287)	(488)
Change in fair value of warrant liability- (increase) decrease	487	(918)
Other income	5	9
Income (loss) before income taxes	$1,114	$(1,063)

	Years Ended September 30,
	2015	2014
Identifiable assets:
Services	$14,709	$14,132
Products	5,821	5,837
Corporate	3,285	3,805
	$23,815	$23,774

Goodwill, net:
Services	$1,009	$1,009
Products	-	-
	$1,009	$1,009

	Years Ended September 30,
	2015	2014
Depreciation and amortization:
Services	$1,211	$1,421
Products	198	176
	$1,409	$1,597

Capital expenditures:
Services	$1,073	$426
Products	394	64
	$1,467	$490

(b)	Geographic Information

	Years Ended September 30,
	2015	2014
Sales to External Customers:
United States	$19,732	$21,765
Other North America	1,099	419
Pacific Rim	646	740
Europe	908	1,086
Other	313	574
	$22,698	$24,584

Long-lived Assets:
United States	$17,124	$17,119
	$17,124	$17,119

(c)	Major Customers

In fiscal 2015 our Services group continued its presence at an important existing customer. In fiscal 2015, customer A accounted for approximately 9.1% of total sales and 3.8% of total trade accounts receivable at September 30, 2015. In fiscal 2014, customer A accounted for approximately 12.1% of total sales and 18.5% of total trade accounts receivable at September 30, 2014. In fiscal 2015, no customer accounted for more than 10% of revenue or trade accounts receivable at September 30, 2015. The customer discussed is included in our Services segment. There can be no assurance that our business will move away from dependence upon a limited number of customer relationships.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at September 30, 2015. We do not expect to accrue additional amounts past fiscal 2015. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

The following table sets forth the rollforward of the restructuring activity for the year ended September 30, 2015.

	Balance, September 30, 2014	Total Charges	Cash Payments	Other	Balance, September 30, 2015

Lease related costs	$961	$39	$-	$-	$1,000
Other costs	117				117

Total	$1,078	$39	$-	$-	$1,117

Other costs include legal and professional fees and other costs incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility.

13. SELF-INSURANCE

The Company is self-insured for certain costs related to its employee health plan.  Costs resulting from noninsured losses are charged to income when incurred.  The Company has purchased insurance which limits its exposure for individual claims to approximately $75 and has an aggregating specific deductible of $85 at September 30, 2015.  The Company’s expense related to the plan was $871 and $1,055 for the years ended September 30, 2015 and 2014.

14. MEDIATION

In the third quarter of fiscal 2015, the Company received $640 in cash through a mediated settlement, net of legal expenses of $35 for the year ended September 30, 2015. The settlement fully resolved the Company’s dispute with a service provider with whom we no longer do business. This settlement and related legal expenses were recorded in operating expenses as mediation settlement, net, on the consolidated statements of operations and comprehensive income (loss).

15. MANAGEMENT’S PLAN

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.   While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are dedicated to the strategies that drive our top-line growth.

We recognize that our growth depends upon our ability to continually improve and create new customer relationships. In fiscal 2016 and beyond, we will continue our focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies, to differentiate the Company and create value for our customers and shareholders. We are expanding our marketing efforts by building on the Company’s inherent strengths in specialty assay and drug discovery, regulatory excellence, and our Culex® automated sampling system. We continue to visit existing and potential customers and expand marketing efforts to increase revenue.

We have taken several steps to strengthen our leadership team in roles that will be vital to helping drive our top line performance.   Strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication to position the Company to deliver profitable growth over the long-term.

In January 2015, we entered into a lease agreement with an initial term of approximately ten years for approximately 51,000 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. The lease agreement provides the Company with additional cash of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. This long term source of cash will help to fund our growth programs. Capital improvements up to approximately $800 have or will be required to relocate manufacturing and update our office and meeting space, of which approximately $700 of the cost of the improvements have been incurred through September 30, 2015. The relocation and associated improvements will help to create a more lean manufacturing process.

These efforts, combined with the availability of our credit facility with Huntington Bank with substantially more favorable terms than the long-term debt and line of credit it replaced, will enhance our ability to implement our growth plan. We are determined to follow through on the initiatives that support our strategy to strengthen the Company for fiscal 2016 and beyond.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bioanalytical Systems, Inc.

We have audited the consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Indianapolis, Indiana
December 24, 2015

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A-CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015, including those procedures described below, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of September 30, 2015.

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

Based upon this evaluation, management determined that the Company's internal control over financial reporting was effective as of September 30, 2015. The Company plans to adopt the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in fiscal 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

On December 21, 2015, the Board of Directors of the Company adopted an amendment to the Company’s Second Amended and Restated Bylaws (as so amended, the “Amended Bylaws”) to (i) specify when notice of shareholder meetings by the Company is deemed given, if such notice is mailed, (ii) provide that, if the Company’s annual meeting is moved more than thirty (30) days before or after the anniversary date of the Company’s prior annual meeting, then, in order to be timely, notice of shareholder director nominations must be received by the Company not later than the earlier to occur of the close of business on the tenth (10th) day following the Company’s mailing of notice of the meeting date or the public disclosure of such date, (iii) remove certain inapplicable language from the Company’s shareholder director nomination procedures and (iv) conform the term of a director elected to fill a vacancy on the Board of Directors to the term specified under Indiana law. The amendment revised Sections 2.3, 3.2.1 (c) and 3.4, removed prior Section 3.2.1(d) and re-lettered prior Sections 3.2.1(e) and 3.2.1(f). The Amended Bylaws became effective immediately upon their adoption.

The foregoing description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended Bylaws, which are attached to this Form 10-K as Exhibit 3.2 and incorporated herein by reference.

PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information concerns the persons who served as the directors of the Company as of the date of this filing. Except as indicated in the following paragraphs, the principal occupations of these persons have not changed in the past five years. Information concerning the executive officers of the Company, including Ms. Lemke’s biographical information, may be found in “Executive Officers of the Registrant” under Item 1 of this report, which is incorporated herein by reference.

Name	Age	Position
John B. Landis, Ph.D.	62	Chairman
Larry S. Boulet	69	Director
Richard A. Johnson	70	Director
David L. Omachinski	63	Director
Wendy Perrow	57	Director
A. Charlene Sullivan, Ph.D.	66	Director
Jacqueline M. Lemke	53	Director, President, Chief Executive Officer

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

Larry S. Boulet has served as a director of the Company since May 2007. Mr. Boulet was a Senior Audit Partner with PricewaterhouseCoopers (PwC) and a National Financial Services Industry Specialist. For the last five years of his career with PwC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Mr. Boulet has also served on the Indiana State University Foundation Board of Directors and is a past Chairman of the Board. He holds a Bachelor of Science degree in Accounting from Indiana State University. Mr. Boulet provides our Board of Directors with insight and perspective on financial matters, stemming from his extensive experience as an audit partner.

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

Wendy Perrow was elected as a director of the Company on December 10, 2015. Ms. Perrow is President and Chief Executive Officer at Alba Therapeutics. Ms. Perrow joined Alba Therapeutics in 2008 as Vice President, Business Development, Marketing and Alliance Management. She was appointed President and Chief Operating Officer in 2011 and named Chief Executive Officer in 2013. Prior to joining Alba Therapeutics, Ms. Perrow held senior executive marketing positions with private and public pharmaceutical companies. From 2004 to 2007, she was Vice President of Marketing for Sigma-Tau Pharmaceuticals, Inc. From 1989 to 2003, Ms. Perrow held positions at Merck and Co., Inc. in marketing promotion, international business research analysis, training, and sales. Ms. Perrow began her career in a division of Johnson & Johnson. Ms. Perrow holds a bachelor’s degree from Eastern Illinois University and a Masters of Business Administration degree in finance and marketing from Duke University - The Fuqua School of Business.

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

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, (i) the audit plan, (ii) the adequacy of internal controls, (iii) the audit report and (iv) management’s letter, and undertaking such other incidental functions as the board may authorize. Larry S. Boulet, David Omachinski and A. Charlene Sullivan are the members of the Audit Committee. The Board of Directors has determined that each of Mr. Boulet, Dr. Sullivan and Mr. Omachinski is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers, Directors and employees, a copy of which is incorporated herein by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of BASi’s Common Shares to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2015.

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Elections of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement for the 2016 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the “Principal Shareholders Table” in the Proxy Statement for the 2016 Annual Meeting and Item 5 of this report is incorporated by reference in response to this item.

For additional information regarding our stock option plans, please see Note 9 in the Notes to the Consolidated Financial Statements in this report.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Board Independence” in the Proxy Statement for the 2016 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Accounting Firm” in the Proxy Statement for the 2016 Annual Meeting is incorporated herein by reference in response to this item.

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

[Remainder of page intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 24, 2015	By: /s/ Jacqueline M. Lemke

Jacqueline M. Lemke
President and Chief Executive Officer

Date: December 24, 2015	By: /s/ Jeffrey Potrzebowski

Jeffrey Potrzebowski
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatue	Capacity	Date

/s/ Jacqueline M. Lemke	President, Chief Executive Officer and	December 24, 2015
Jacqueline M. Lemke	Director (Principal Executive Officer)

/s/ John B. Landis, Ph.D.	Chairman	December 24, 2015
John B. Landis, Ph.D.

/s/ Larry S. Boulet	Director	December 24, 2015
Larry S. Boulet

/s/ Richard A. Johnson, Ph.D.	Director	December 24, 2015
Richard A. Johnson, Ph.D.

/s/ David L. Omachinski	Director	December 24, 2015
David L. Omachinski

/s/ Wendy Perrow	Director	December 24, 2015
Wendy Perrow

/s/ A. Charlene Sullivan, Ph.D.	Director	December 24, 2015
A. Charlene Sullivan, Ph.D.

EXHIBIT INDEX

Number	Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (filed herewith).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1

Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.2	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

10.3	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

10.4	Form of Employee Incentive Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

10.5	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

10.6	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

10.7	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013(*) (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

10.8	Credit Agreement between Bioanalytical Systems, Inc and The Huntington National Bank, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2014).

Number		Description of Exhibits

	10.9	Offer letter by and between Bioanalytical Systems, Inc. and Dr. James S. Bourdage, effective June 2, 2014 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2014).

	10.10	Offer Letter by and between Bioanalytical Systems, Inc. and Jeffrey Potrzebowski, effective June 9, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2014).

	10.11	Second Amended and Restated Employment Agreement by and between Bioanalytical Systems, Inc. and Jacqueline M. Lemke, effective July 1, 2014 (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 2014).

	10.12	Offer Letter by and between Bioanalytical Systems, Inc. and Connie Dougherty, effective September 15, 2014 (incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended September 30, 2014).

	10.13	Separation Agreement between John P. Devine, Jr. and Bioanalytical Systems, Inc., effective October 3, 2014 (incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended September 30, 2014).

	10.14	Lease Agreement between Bioanalytical Systems, Inc. and Cook Biotech, effective January 28, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2015).

	10.15	First Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, executed May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2015).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm RSM US LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

