Form 10-Q
period 2015-12-31
BIOANALYTICAL SYSTEMS INC
filed 2016-02-16
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of February 11, 2016, 8,107,677 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$403	$438
Accounts receivable
Trade, net of allowance of $559 at December 31, 2015 and September 30, 2015, respectively	1,591	2,904
Unbilled revenues and other	988	1,110
Inventories	1,434	1,466
Prepaid expenses	430	773
Total current assets	4,846	6,691

Property and equipment, net	15,802	15,989
Goodwill	1,009	1,009
Debt issue costs	87	94
Other assets	31	32

Total assets	$21,775	$23,815

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,462	$2,858
Accrued expenses	982	1,710
Customer advances	2,724	3,414
Income tax accruals	8	30
Revolving line of credit	824	86
Fair value of warrant liability	100	189
Current portion of capital lease obligation	173	230
Current portion of long-term debt	4,256	786
Total current liabilities	11,529	9,303

Fair Value of interest rate swap	27	50
Capital lease obligation, less current portion	58	68
Long-term debt, less current portion	—	3,666
Total liabilities	11,614	13,087

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at December 31, 2015 and September 30, 2015, respectively	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,107,558 issued and outstanding at December 31, 2015 and 8,105,007 at September 30, 2015	1,991	1,988
Additional paid-in capital	21,209	21,193
Accumulated deficit	(14,197)	(13,691)
Accumulated other comprehensive income (loss)	(27)	53

Total shareholders’ equity	10,161	10,728

Total liabilities and shareholders’ equity	$21,775	$23,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2015	2014

Service revenue	$4,055	$4,398
Product revenue	840	1,447
Total revenue	4,895	5,845

Cost of service revenue	3,339	3,256
Cost of product revenue	572	685
Total cost of revenue	3,911	3,941

Gross profit	984	1,904
Operating expenses:
Selling	307	336
Research and development	157	191
General and administrative	1,049	1,235
Total operating expenses	1,513	1,762

Operating income (loss)	(529)	142

Interest expense	(66)	(81)
Change in fair value of warrant liability – decrease	89	120
Other income	1	2
Income (loss) before income taxes	(505)	183

Income taxes	1	1

Net income (loss)	$(506)	$182

Other comprehensive income (loss)	(80)	32

Comprehensive income (loss)	$(586)	$214

Basic net income (loss) per share	$(0.06)	$0.02
Diluted net income (loss) per share	$(0.06)	$0.01

Weighted common shares outstanding:
Basic	8,107	8,076
Diluted	8,107	9,601

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2015	2014

Operating activities:
Net income (loss)	$(506)	$182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	342	377
Decrease in fair value of warrant liability	(89)	(120)
Employee stock compensation expense	15	29
Loss on sale of property and equipment	11	—
Provision for doubtful accounts	(39)	—
Changes in operating assets and liabilities:
Accounts receivable	1,474	(355)
Inventories	32	(98)
Income tax accruals	(22)	(3)
Prepaid expenses and other assets	351	(9)
Accounts payable	(499)	228
Accrued expenses	(728)	(498)
Customer advances	(690)	106
Net cash used by operating activities	(348)	(161)

Investing activities:
Capital expenditures	(166)	(122)
Net cash used by investing activities	(166)	(122)

Financing activities:
Proceeds from exercise of stock options	4	—
Payments of long-term debt	(196)	(196)
Payments on revolving line of credit	(2,473)	(1,097)
Borrowings on revolving line of credit	3,211	1,375
Payments on capital lease obligations	(67)	(75)
Net cash provided by financing activities	479	7

Effect of exchange rate changes	—	42

Net decrease in cash and cash equivalents	(35)	(234)
Cash and cash equivalents at beginning of period	438	981
Cash and cash equivalents at end of period	$403	$747

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company”, “Our” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciences research, which we sell with related software for use in industrial, governmental and academic laboratories. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2015 and 2014 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2015. The results of operations for the three months ended December 31, 2015 may not be indicative of the results for the year ending September 30, 2016.

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. On February 10, 2016, Huntington Bank advised us that the failure to meet these financial covenants constitutes an event of default under the Agreement and that they have reserved all of their rights with respect thereto, but Huntington Bank has not exercised its available remedies to date.. These remedies include the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As a result, we have classified the entire term loan payable to Huntington Bank as a current liability of the Company

2.	MANAGEMENT’S PLAN

The Company’s unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. As noted above, Huntington Bank has advised us that the failure to meet financial covenants pertaining to our credit facility constitutes an event of default under the Agreement and has reserved all of its rights with respect thereto. Although Huntington Bank has not exercised its available remedies to date, these circumstances raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

The Company is engaged in exploring initiatives to address solutions to our credit issues, which includes the evaluation and pursuit of various sources of financing. Management is also undergoing a detailed review of all current pricing strategies and market programs and has begun new initiatives designed to increase revenue. Lastly, management has been, and continues to be actively engaged in driving operating costs lower by more effectively controlling operating costs and manpower costs.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of their rights and remedies under the credit facility available to Huntington as a result of the non-compliance. A forbearance agreement would provide management with additional time to engage in discussions with Huntington Bank and other parties regarding restructuring or replacing our debt, including amounts outstanding under the revolving loan scheduled to mature in May 2016, and to explore alternative liquidity solutions.

3.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2015, there are 30 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. Stock based compensation expense for the three months ended December 31, 2015 and 2014 was $15 and $29, respectively.

A summary of our stock option activity for the three months ended December 31, 2015 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2015	319	$1.73	$1.38
Exercised	(3)	$1.14	$0.95
Granted	—	—	—
Terminated	—	—
Outstanding - December 31, 2015	316	$1.73	$1.38

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with a registered direct offering, the Warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options were not considered in computing diluted earnings per share for the quarter ended December 31, 2015 because they were anti-dilutive. Warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2015 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

[Remainder of page intentionally left blank.]

	Three Months Ended December 31,
	2015	2014

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(506)	$182
Weighted average common shares outstanding	8,107	8,076
Basic net income (loss) per share	$(0.06)	$0.02

Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$(506)	$182
Change in Fair Value of Warrant Liability	—	(120)
Diluted net income (loss) applicable to common shareholders	$(506)	$62

Weighted average common shares outstanding	8,107	8,076
Plus: Incremental shares from assumed conversions
Series A preferred shares	—	592
Class A warrants	—	799
Dilutive stock options/shares	—	134
Diluted weighted average common shares outstanding	8,107	9,601

Diluted net income (loss) per share	$(0.06)	$0.01

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2015	September 30, 2015

Raw materials	$1,094	$1,112
Work in progress	247	247
Finished goods	390	408
	$1,731	$1,767
Obsolescence reserve	(297)	(301)
	$1,434	$1,466

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2015.

	Three Months Ended December 31,
	2015	2014

Revenue:
Service	$4,055	$4,398
Product	840	1,447
	$4,895	$5,845

Operating income (loss):
Service	$(322)	$18
Product	(207)	124
	$(529)	$142

Interest Expense	(66)	(81)
Change in fair value of warrant liability – decrease	89	120
Other income	1	2

Income (loss) before income taxes	$(505)	$183

7.	INCOME TAXES

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

At December 31, 2015 and September 30, 2015, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of (0.2)% is due to changes in our valuation allowance on our net deferred tax assets.

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

8.	DEBT

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank has advised us that the failure to meet these financial covenants constitutes an event of default under the Agreement and has reserved all of its rights with respect thereto, but has not exercised available remedies to date. These remedies include the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of its rights and remedies under the Agreement, including the right to declare outstanding indebtedness thereunder immediately due. A forbearance agreement would provide management with additional time to engage in discussions with Huntington Bank and other parties regarding restructuring or replacing our debt, including amounts outstanding under the revolving loan scheduled to mature in May 2016, and to explore alternative liquidity solutions. There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to negotiate a forbearance and execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off prior indebtedness. The balance on the term loan at December 31, 2015 and September 30, 2015 was $4,256 and $4,452, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $824 and $ 86 at December 31, 2015 and September 30, 2015, respectively.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As amended, the Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015 and not less than 1.10 to 1.00 for the fiscal quarter ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation excludes up to $1,000 in capital expenditures related to the building renovation costs associated with our lease agreement with Cook Biotech, Inc. executed in January 2015. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of December 31, 2015, we were not in compliance with the fixed charge coverage ratio and maximum total leverage ratio.

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

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. As of December 31, 2015 and September 30, 2015, the unamortized portion of debt issuance costs related to the credit facility was $87 and $94, respectively, and was included in Debt issue costs, net on the consolidated balance sheets.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first quarter of fiscal 2015, we recorded $20 of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at December 31, 2015. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were removed domestically.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero. The assumptions used to compute the fair value of the Class A Warrants at December 31, 2015 and September 30, 2015 were as follows:

	December 31, 2015	September 30, 2015
	Warrant A	Warrant A

Risk-free interest rate	0.31%	0.14%
Dividend yield	0.00%	0.00%
Volatility of the Company's common stock	73.39%	65.03%
Expected life of the options (years)	0.36	0.6

Fair value per unit	$.124	$.236

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

The following table summarizes fair value measurements by level as of December 31, 2015, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$27	$-
Class A warrant liability	$-	$100	$-

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2015. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands, unless otherwise indicated.

Recent Events

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank has advised us that the failure to meet these financial covenants constitutes an event of default under the Agreement and has reserved all of its rights with respect thereto, but has not exercised available remedies to date. These remedies include the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of its rights and remedies under the Agreement, including the right to declare outstanding indebtedness thereunder immediately due. A forbearance agreement would provide management with additional time to engage in discussions with Huntington Bank and other parties regarding restructuring or replacing our debt, including amounts outstanding under the revolving loan scheduled to mature in May 2016, and to explore alternative liquidity solutions. There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to negotiate a forbearance and execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

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

Executive Summary

As noted above, Huntington Bank has advised us that the failure to meet financial covenants pertaining to our credit facility constitutes an event of default under the Agreement and has reserved all of its rights with respect thereto. Although Huntington Bank has not exercised its available remedies to date, these circumstances raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

The Company is engaged in exploring initiatives to address solutions to our credit issues, which includes the evaluation and pursuit of various sources of financing. Management is also undergoing a detailed review of all current pricing strategies and market programs and has begun new initiatives designed to increase revenue. Lastly, management has been, and continues to be actively engaged in driving operating costs lower by more effectively controlling operating costs and manpower costs.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of their rights and remedies under the credit facility available to Huntington as a result of the non-compliance. A forbearance agreement would provide management with additional time to engage in discussions with Huntington Bank and other parties regarding restructuring or replacing our debt, including amounts outstanding under the revolving loan scheduled to mature in May 2016, and to explore alternative liquidity solutions.

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first three months of fiscal 2016, we experienced a 7.8% decrease in revenues in our Services segment and a 41.9% decrease in revenues for our Products segment as compared to the first three months of fiscal 2015. Our Services revenue was negatively impacted by fewer bioequivalence studies and a mix shift favoring method development and validation projects in the first three months of fiscal 2016 versus the comparable period of fiscal 2015. These negative factors were partially offset by an increase in our preclinical services revenue in the first quarter of fiscal 2016. The revenue decline in our Products segment was mainly due to lower sales of our analytical instruments and lower sales of instruments in our Culex®, in vivo sampling product line as compared to the prior fiscal year.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues decreased approximately 16.3% and gross margin decreased 48.3% in the first quarter of fiscal 2016 from the prior year period. Operating expenses decreased 14.1% in the first quarter of fiscal 2016 from the first quarter of fiscal 2015 due in large part to the building lease agreement described below and reduced utilities. The lower margins contributed to the reported operating loss of $529 for the first fiscal quarter of 2016 compared to operating income of $142 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2015, see “Results of Operations” below.

As of December 31, 2015, we had $403 of cash and cash equivalents as compared to $438 of cash and cash equivalents at the end of fiscal 2015. In the first quarter of fiscal 2016, we used $348 in cash from operations, partially due to the lower operating income we reported in the first quarter of fiscal 2016 and utilized $738 in additional borrowings on our line of credit. Total capital expenditures were $166 in the first quarter of fiscal 2016, up from $122 in the first quarter of fiscal 2015.

In January 2015, we entered into a lease agreement with an initial term of approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters to monetize underutilized space. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement has provided and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term, however Huntington Bank may require Cook Biotech to make future rental payments directly to Huntington Bank as a result of the company’s non-compliance with financial covenants pertaining to our credit facility.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2015	2014

Service revenue	82.8%	75.2%
Product revenue	17.2	24.8
Total revenue	100.0	100.0

Cost of service revenue (a)	82.3	74.0
Cost of product revenue (a)	68.2	47.3
Total cost of revenue	79.9	67.4

Gross profit	20.1	32.6

Total operating expenses	30.9	30.1

Operating income (loss)	(10.8)	2.5

Other benefit (expense)	0.5	0.7

Income (loss) before income taxes	(10.3)	3.2

Income taxes	—	—

Net income (loss)	(10.3)%	3.2%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2015 decreased 16.3% to $4,895 compared to $5,845 for the same period last year.

Our Service revenue decreased 7.8% to $4,055 in the first quarter of fiscal 2016 compared to $4,398 for the prior year period. Preclinical services revenues slightly increased due to an increase in the number of dog and rat studies from the prior year period. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenues due to fewer bioequivalence studies in the first three months of fiscal 2016 versus the comparable period in fiscal 2015. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the first quarter of fiscal 2016 and a mix favoring method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Three Months Ended
	December 31,
	2015	2014	Change	%
Bioanalytical analysis	1,438	1,733	$(295)	-17.0%
Preclinical services	2,500	2,351	149	6.3%
Other laboratory services	117	314	(197)	-62.7%

Sales in our Products segment decreased 41.9% in the first quarter of fiscal 2016 from $1,447 to $840 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling systems and analytical instruments over the same period in the prior fiscal year.

	Three Months Ended
	December 31,
	2015	2014	Change	%
Culex, in-vivo sampling systems	$302	$779	$(477)	-61.2%
Analytical instruments	346	517	(171)	-33.1%
Other instruments	192	151	41	27.2%

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2016 was $3,911 or 79.9% of revenue, compared to $3,940, or 67.4% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 82.3% during the first quarter of fiscal 2016 from 74.0% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the first quarter of fiscal 2016 increased to 68.2% from 47.3% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold as well as costs incurred related to the design and implementation of lean initiatives in the first three months of fiscal 2016.

Operating Expenses

Selling expenses for the three months ended December 31, 2015 decreased 8.6% to $307 from $336 for the comparable period last year. This decrease is mainly due to decreased commissions in the first fiscal quarter of 2016 compared to the same period in fiscal 2015, partially offset by increased spending for promotional and consulting services.

Research and development expenses for the first quarter of fiscal 2016 decreased 17.8% over the comparable period last year to $157 from $191. The decrease was primarily due to lower utilization of outsourced professional engineering services.

General and administrative expenses for the first quarter of fiscal 2016 decreased 15.1% to $1,049 from $1,235 for the comparable prior year period. The principal reason for the decrease was the building rental income of $159, which was deducted from general and administrative expense, as well as decreased utilities and bonus expense partially offset by increased recruiting costs in the first quarter of fiscal 2016.

Other Income (Expense)

Other income for the first quarter of fiscal 2016 decreased to $24 from $41 for the same quarter of the prior fiscal year. The primary reason for the decrease is the change in the fair value of the warrant liability as well as a decrease in interest expense.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2015 and 2014 was (0.2)% and 0.4%, respectively. The current year expense primarily relates to state income tax.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first quarter of fiscal 2015, we recorded $20 of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at December 31, 2015. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were removed domestically.

Liquidity and Capital Resources

Recent Events

Please refer to the discussion above under “Recent Events” – “Credit Facility” regarding non-compliance with certain financial covenants of our credit facility. Please also refer to the disclosure under “ITEM 1A - RISK FACTORS” herein.

Comparative Cash Flow Analysis

At December 31, 2015, we had cash and cash equivalents of $403, compared to $438 at September 30, 2015.

Net cash used in operating activities was $348 for the three months ended December 31, 2015 compared to cash used in operating activities of $161 for the three months ended December 31, 2014. The increase in cash used by operating activities in the first quarter of fiscal 2016 partially resulted from lower operating income versus the prior year period. Other contributing factors to our cash used in operations in the first quarter of fiscal 2016 were noncash charges of $342 for depreciation and amortization and a net decrease in accounts receivable of $1,474 and in prepaid expenses of $351. These were offset by a net decrease in accounts payable of $499, a decrease in accrued expenses of $728 and a decrease in customer advances of $690.

Days’ sales in accounts receivable decreased to 47 days at December 31, 2015 from 73 days at September 30, 2015 due to improved collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first fiscal quarter of 2015 are non-cash charges of $377 for depreciation and amortization and an increase in accounts payable of $228 offset slightly by an increase in accounts receivable of $355 and a decrease in accrued expenses of $498.

Investing activities used $166 in the first quarter of fiscal 2016 due to capital expenditures as compared to $122 in the first three months of fiscal 2015. The investing activity in fiscal 2016 consisted of investments in computing infrastructure, building improvements and other capital improvements as well as equipment. The increase in capital expenditures in fiscal 2016 reflects the investments being made to support our growth initiatives as well as the investments to relocate our manufacturing and update our office and meeting space following the lease executed with Cook Biotech in fiscal 2015.

Financing activities provided $479 in the first three months of fiscal 2016 as compared to $7 provided for the first three months of fiscal 2015. The main source of cash in the first quarter of fiscal 2016 was net borrowings on our line of credit of $738, offset partially by long-term debt and capital lease payments of $263. In the first quarter of fiscal 2015, we had long-term debt and capital lease payments of $271, as well as net borrowings on our line of credit of $278.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank has advised us that the failure to meet these financial covenants constitutes an event of default under the Agreement and has reserved all of its rights with respect thereto, but has not exercised available remedies to date. These remedies include the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of its rights and remedies under the Agreement, including the right to declare outstanding indebtedness thereunder immediately due. A forbearance agreement would provide management with additional time to engage in discussions with Huntington Bank and other parties regarding restructuring or replacing our debt, including amounts outstanding under the revolving loan scheduled to mature in May 2016, and to explore alternative liquidity solutions. There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to negotiate a forbearance and execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The term loan matures in May 2019. On May 15, 2014, we used the proceeds from the term loan to pay off prior indebtedness. The balance on the term loan at December 31, 2015 and September 30, 2015 was $4,256 and $4,452, respectively.

The revolving loan for $2,000 matures in May 2016 and bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $824 and $ 86 at December 31, 2015 and September 30, 2015, respectively.

On May 14, 2015, we executed a first amendment to the Agreement with Huntington Bank. As amended, the Agreement requires us to maintain a fixed charge coverage ratio of not less than 1.05 to 1.00 for the fiscal quarters ending June 30, 2015, September 30, 2015 and December 31, 2015 and not less than 1.10 to 1.00 for the fiscal quarter ending March 31, 2016 until maturity. The fixed charge coverage ratio calculation excludes up to $1,000 in capital expenditures related to the building renovation costs associated with our lease agreement with Cook Biotech, Inc. executed in January 2015. The Agreement also requires us to maintain a maximum total leverage ratio of not greater than 3.00 to 1.00 from the date of the Agreement through September 30, 2015 and 2.50 to 1.00 commencing after October 1, 2015 until maturity. The Agreement also contains various other covenants, including restrictions on the incurrence of certain indebtedness, liens, investments, acquisitions, asset sales and cash dividends. As of December 31, 2015, we were not in compliance with the fixed charge coverage ratio and maximum total leverage ratio.

Upon and during the occurrence of an event of default, at the election of Huntington Bank and after notice to the Company, all interest accruing in respect of obligations of the Company under the Agreement may be increased by a per annum percentage equal to five percent (5%) over the otherwise applicable rate.

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

The Company is fully engaged in exploring alternatives to address solutions to our liquidity issues. However, if we are unable to negotiate a forbearance with Huntington Bank and execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to both satisfy our debt obligations as they become due and operate our business.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at December 31, 2015 are bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A contained herein and in our 10-K for the fiscal year ended September 30, 2015. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing. At December 31, 2015, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $15 and $29 during the three months ended December 31, 2015 and 2014, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Changes to our underlying stock price, our assumptions used in the binomial option valuation calculation and our forfeiture rate as well as future grants of equity could significantly impact compensation expense to be recognized in fiscal 2016 and future periods.

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

As of December 31, 2015 and September 30, 2015, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. As of December 31, 2015, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/30/2011	0.901	0.074	1,240	102	1,342	56
3/30/2012	0.933	0.001	1,284	2	1,286	(56)
6/29/2012	0.602	-	828	-	828	(458)
9/28/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/28/2013	0.899	-	1,238	-	1,238	142
6/28/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404	-	323	-	323	(34)
9/30/2015	0.236	-	189	-	189	(134)
12/31/2015	0.124	-	100	-	100	(89)

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of December 31, 2015.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first three months of fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

In addition to the risks described below, before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the year ended September 30, 2015, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as other information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are currently in default of certain covenants pertaining to our credit facility, which could have a material adverse effect on our operations.

Our credit facility with Huntington Bank requires us to satisfy certain operating requirements and financial ratios in order to avoid a default or event of default under the agreement. These financial covenants are described above within “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We did not satisfy our fixed charge coverage ratio and maximum total leverage ratio for the period ended December 31, 2015. Huntington Bank has advised us that the failure to meet these financial covenants constitutes an event of default under the credit facility and has reserved all of its rights with respect thereto, but has not exercised available remedies to date. These remedies include the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

Management is in discussion with Huntington Bank to secure a forbearance whereby Huntington Bank would agree for a limited time period to forbear from exercising certain of its rights and remedies under the credit facility, including the right to declare outstanding indebtedness thereunder immediately due. A forbearance agreement would likely include additional operational and financial restrictions and may result in the incurrence of additional fees. There can be no we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all.

We may have insufficient cash to operate our business and make scheduled payments on our debt obligations.

Our credit facility requires us to make monthly principal and interest payments on our term loan and to payoff outstanding amounts on the revolving loan when it becomes due in May of 2016. If we are unable to successfully restructure or replace these obligations, we may not have sufficient cash to operate our business and make scheduled debt payments, including satisfying outstanding amounts under the revolving loan. In addition, the Company’s lease arrangements with Cook Biotech provide that, in the event of a default under the Company’s credit facility, Huntington Bank may require Cook Biotech to make future rental payments directly to Huntington Bank. Direct rental payments by Cook Biotech to Huntington Bank would alleviate a portion of the monthly principal and interest payments owed by the Company under its term loan. However, the cash the Company would otherwise have received from Cook Biotech would no longer be available to employ in the operation of the Company’s business.

Were Huntington Bank to declare outstanding indebtedness under our Credit Facility immediately due or in the event that we are otherwise unable to satisfy our financial obligations, we may face bankruptcy or insolvency, and may lack the financing to continue operations.

Were Huntington Bank to declare outstanding indebtedness owed to it under our credit facility immediately due or if we are unable to otherwise satisfy our financial obligations as they become due, we may find it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code, and upon any such filing we are likely to require immediate access to funding in order to continue operations. Funding for the Company in bankruptcy cannot be assured, and would be most likely in the form of debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing and any such financing that we are able to obtain would require approval by the bankruptcy court. If such financing is not available, then we may find it necessary to discontinue our operations. A bankruptcy filing by us would subject our business and operations to various additional risks, including the following:

•	a bankruptcy filing and operating under bankruptcy protection would involve significant costs, including expenses of legal counsel and other professional advisors;
•	transactions outside the ordinary course of business would be subject to the prior approval of the bankruptcy court, which might limit our ability to respond timely to certain events or take advantage of certain opportunities;
•	we might be unable to retain key executives and employees through the process of reorganization;
•	we may be unable to successfully develop, prosecute, confirm, and consummate a plan of reorganization that would be acceptable to the bankruptcy court and our creditors, equity holders, and other parties in interest; and
•	our common stock may cease to be listed on a national securities exchange, which would make it difficult for stockholders to sell or accurately value our common stock.

Our current credit facility difficulties could have an adverse impact on our business and increase our operating costs.

The fact that we are in default on our credit facility is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us and they may instead choose to do business with our competitors. This may result in increased costs of our operations, thereby adversely affecting our results of operations. In addition, we may incur significant expenses in order to address our long-term credit issues,.

In the event that we are able to successfully restructure our debt, our borrowing costs may increase.

In the event that we are able to successfully restructure our debt, with Huntington Bank or otherwise, the lenders may require that we pay substantially higher interest and fees on our debt going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations, and no assurance can be given that any higher interest or fees will be sustainable by us.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC. (Registrant)

Date: February 16, 2016	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

Date: February 16, 2016	By:	/s/ Jeffrey Potrzebowski
Jeffrey Potrzebowski
Chief Financial Officer and Vice President of
Finance

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Form of Bioanalytical Systems, Inc. Retention and Severance Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 19, 2015).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

