Form 10-Q
period 2016-03-31
BIOANALYTICAL SYSTEMS INC
filed 2016-05-16
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

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

As of May 11, 2016, 8,107,558 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$453	$438
Accounts receivable
Trade, net of allowance of $540 at March 31, 2016 and $559 at September 30, 2015, respectively	2,630	2,904
Unbilled revenues and other	1,097	1,110
Inventories	1,416	1,466
Prepaid expenses	383	773
Total current assets	5,979	6,691

Property and equipment, net	15,938	15,989
Goodwill	1,009	1,009
Debt issue costs	80	94
Other assets	30	32

Total assets	$23,036	$23,815

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,301	$2,858
Accrued expenses	1,304	1,710
Customer advances	3,080	3,414
Income tax accruals	29	30
Revolving line of credit	1,128	86
Fair value of warrant liability	21	189
Fair value of interest rate swap	46	50
Current portion of capital lease obligation	114	230
Current portion of long-term debt	4,059	786
Total current liabilities	13,082	9,353

Capital lease obligation, less current portion	53	68
Long-term debt, less current portion	—	3,666
Total liabilities	13,135	13,087

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at March 31, 2016 and September 30, 2015, respectively	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,107,558 shares and 8,105,007 issued and outstanding at March 31, 2016 and September 30, 2015, respectively	1,989	1,988
Additional paid-in capital	21,224	21,193
Accumulated deficit	(14,451)	(13,691)
Accumulated other comprehensive income (loss)	(46)	53

Total shareholders’ equity	9,901	10,728

Total liabilities and shareholders’ equity	$23,036	$23,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Service revenue	$4,053	$4,530	$8,108	$8,928
Product revenue	1,286	1,196	2,126	2,643
Total revenue	5,339	5,726	10,234	11,571

Cost of service revenue	3,316	3,242	6,655	6,498
Cost of product revenue	707	682	1,279	1,367
Total cost of revenue	4,023	3,924	7,934	7,865

Gross profit	1,316	1,802	2,300	3,706
Operating expenses:
Selling	360	426	667	762
Research and development	132	138	289	329
General and administrative	1,086	1,210	2,135	2,445
Total operating expenses	1,578	1,774	3,091	3,536

Operating income (loss)	(262)	28	(791)	170

Interest expense	(70)	(75)	(136)	(156)
Change in fair value of warrant liability – decrease	79	199	168	319
Other income (expense)	—	(1)	1	1

Net income (loss) before income taxes	(253)	151	(758)	334

Income taxes	1	1	2	2

Net income (loss)	$(254)	$150	$(760)	$332

Other comprehensive income (loss):	(19)	36	(99)	68

Comprehensive income (loss)	$(273)	$186	$(859)	$400

Basic net income (loss) per share	$(0.03)	$0.02	$(0.09)	$0.04
Diluted net income (loss) per share	$(0.03)	$(0.01)	$(0.09)	$0.00

Weighted common shares outstanding:
Basic	8,108	8,076	8,107	8,076
Diluted	8,108	8,105	8,107	8,863

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2016	2015

Operating activities:
Net income (loss)	$(760)	$332
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	674	730
Decrease in fair value of warrant liability	(168)	(319)
Employee stock compensation expense	29	48
Provision for doubtful accounts	(19)	(2)
Loss on disposal of property and equipment	12	2
Changes in operating assets and liabilities:
Accounts receivable	306	(314)
Inventories	50	(108)
Income tax accruals	(1)	—
Prepaid expenses and other assets	402	243
Accounts payable	341	(122)
Accrued expenses	(406)	(542)
Customer advances	(334)	492
Net cash provided by operating activities	126	440

Investing activities:

Capital expenditures	(632)	(231)
Net cash used by investing activities	(632)	(231)

Financing activities:
Payments of long-term debt	(393)	(393)
Payments on revolving line of credit	(5,223)	(3,532)
Borrowings on revolving line of credit	6,265	3,330
Proceeds from exercise of stock options	3	—
Payments on capital lease obligations	(131)	(151)
Net cash provided (used) by financing activities	521	(746)

Effect of exchange rate changes	—	92

Net increase (decrease) in cash and cash equivalents	15	(445)
Cash and cash equivalents at beginning of period	438	981
Cash and cash equivalents at end of period	$453	$536

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2016 and 2015 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2016. The results of operations for the three and six months ended March 31, 2016 are not necessarily indicative of the results for the year ending September 30, 2016.

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of March 31, 2016 and December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. On February 10, 2016, Huntington Bank advised us that the failure to meet the financial covenants for the December 31, 2015 period constituted an event of default under the Agreement and reserved all of their rights with respect thereto, including the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. On April 27, 2016, we executed a Forbearance Agreement and Second Amendment to the Credit Agreement (“Forbearance Agreement”). Pursuant to the Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with the applicable financial covenants under the Credit Agreement and any further non-compliance with such covenants during the forbearance period ending June 30, 2016 (unless terminated earlier due to non-compliance with the Forbearance Agreement or the underlying credit documents). Because the forbearance period under the Forbearance Agreement ends June 30, 2016, we have classified the entire term loan payable to and interest rate swap agreement with Huntington Bank as a current liability of the Company.

2.	MANAGEMENT’S PLAN

The Company’s unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result in the event the Company’s plans are not successful.  As noted above, Huntington Bank advised us that the failure to meet financial covenants pertaining to our credit facility constituted an event of default under the Agreement and reserved all of its rights with respect thereto, subject to its agreement to forgo those rights during the forbearance period described above. These circumstances and the Company’s ability to find replacement financing raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

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

The Forbearance Agreement provides management with additional time to engage in discussions with other parties regarding replacing our debt, including amounts outstanding under the revolving loan, and to explore alternative liquidity solutions.

3.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. All options granted under the Plan have an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of March 31, 2016, there are 30 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. Stock based compensation expense for the three and six months ended March 31, 2015 was $19 and $48, respectively. Stock based compensation expense for the three and six months ended March 31, 2016 was $14 and $29, respectively.

A summary of our stock option activity for the six months ended March 31, 2016 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2015	319	$1.73	$1.38
Exercised	(3)	$1.14	$0.95
Granted	—	—	—
Terminated	(2)	$1.40	$1.15
Outstanding - March 31, 2016	314	$1.74	$1.38

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

The Company has three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the Company’s registered direct offering, the warrants issued in connection with the same offering in May 2011, and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options, warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2016, respectively, because they were anti-dilutive. Shares issuable upon exercise of options and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three months ended March 31, 2015 because they were anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(254)	$150	$(760)	$332
Weighted average common shares outstanding	8,108	8,076	8,107	8,076
Basic net income (loss) per share	$(0.03)	$0.02	$(0.09)	$0.04
Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$(254)	$150	$(760)	$332
Change in Fair Value of Warrant Liability	—	(199)	—	(319)
Diluted net income (loss) applicable to common shareholders	$(254)	$(49)	$(760)	$13

Weighted average common shares outstanding	8,108	8,076	8,107	8,076
Plus: Incremental shares from assumed conversions
Series A preferred shares	—	—	—	592
Class A warrants	—	29	—	64
Dilutive stock options/shares	—	—	—	131
Diluted weighted average common shares outstanding	8,108	8,105	8,107	8,863
Diluted net income (loss) per share	$(0.03)	$(0.01)	$(0.09)	$0.00

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2016	September 30, 2015

Raw materials	$1,138	$1,112
Work in progress	170	247
Finished goods	380	408
	$1,688	$1,767
Obsolescence reserve	(272)	(301)
	$1,416	$1,466

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Service segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Product segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2015.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenue:
Service	$4,053	$4,530	$8,108	$8,928
Product	1,286	1,196	2,126	2,643
	$5,339	$5,726	$10,234	$11,571

Operating income (loss):
Service	$(279)	$60	$(598)	$81
Product	17	(32)	(193)	89
	$(262)	$28	$(791)	$170

Interest expense	(70)	(75)	(136)	(156)
Change in fair value of warrant liability – decrease	79	199	168	319
Other income (expense)	—	(1)	1	1

Income (loss) before income taxes	$(253)	$151	$(758)	$334

7.	INCOME TAXES

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

At March 31, 2016 and September 30, 2015, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of (0.2%) is due to changes in our valuation allowance on our net deferred tax assets.

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

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank , which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of March 31, 2016, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto including the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”) with Huntington Bank. Pursuant to the Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during the forbearance period ending June 30, 2016 (the “Specified Defaults”).

The forbearance period will terminate immediately upon the occurrence of any of the following: (i) a default under the Agreement or related agreements other than the Specified Defaults; (ii) any misrepresentation by the Company under the Forbearance Agreement; (iii) the failure of the Company to perform, observe or comply with the terms of the Forbearance Agreement; (iv) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or the appointment of a trustee or similar official for the Company or a substantial part of its property; or (v) any material adverse change during the forbearance period in the financial condition, operations or business of the Company or in the value of the collateral securing indebtedness under the Agreement.

In exchange for Huntington Bank’s agreement to forbear its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to June 30, 2016, (ii) meet an additional financial covenant during the forbearance period; (iii) take commercially reasonable efforts to obtain financing sufficient to repay indebtedness under the Agreement in full upon the expiration of the forbearance period; and (iv) periodically deliver to Huntington Bank certain financial and budget information during the forbearance period.

If we are unable to refinance our indebtedness under the Agreement before the end of the forbearance period and were Huntington Bank to demand payment of the outstanding debt under the Agreement, we would have insufficient funds to satisfy that obligation. Huntington Bank's exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The original term loan maturity was May 2019, which was amended by the Forbearance Agreement to June 30, 2016. On May 15, 2014, we used the proceeds from the term loan to pay off prior indebtedness. The balance on the term loan at March 31, 2016 and September 30, 2015 was $4,059 and $4,452, respectively.

The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The original revolving loan maturity of May 2016 was extended by the Forbearance Agreement to June 30, 2016. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,128 and $86 at March 31, 2016 and September 30, 2015, respectively.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

Upon and during the occurrence of an event of default under the Forbearance Agreement, at the election of Huntington Bank and after notice to the Company, all interest accruing in respect of obligations of the Company under the Agreement may be increased by a per annum percentage equal to five percent (5%) over the otherwise applicable rate.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. As of March 31, 2016 and September 30, 2015, the unamortized portion of debt issuance costs related to the credit facility was $80 and $94, respectively, and was included in Debt issue costs, net on the consolidated balance sheets.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first three and six months of fiscal 2015, we recorded $20 and $40, respectively, of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at March 31, 2016. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were written off.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire on May 11, 2016. The assumptions used to compute the fair value of the Class A Warrants at March 31, 2016 and September 30, 2015 were as follows:

	March 31, 2016	September 30, 2015
	Warrant A	Warrant A

Risk-free interest rate	0.21%	0.14%
Divi.dend yield	0.00%	0.00%
Volatility of the Company's common stock	119.24%	65.03%
Expected life of the options (years)	0.1	0.6

Fair value per unit	$.025	$.236

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

The following table summarizes fair value measurements by level as of March 31, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$46	$-
Class A warrant liability	$-	$21	$-

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

Recent Events

Credit Facility

On May 14, 2014, we entered into a Credit Agreement (“Agreement”) with Huntington Bank. The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of March 31, 2016, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto, including the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to accelerate the outstanding debt, we would have insufficient funds to satisfy that obligation, and their exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”) with Huntington Bank. Pursuant to the Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Credit Agreement and any further non-compliance with such covenants during the forbearance period ending June 30, 2016 (unless terminated earlier due to non-compliance with the Forbearance Agreement or the underlying credit documents). This Forbearance Agreement provides management with additional time to engage in discussions with other parties regarding replacing our debt, including amounts outstanding under the revolving loan, and to explore alternative liquidity solutions.

If we are unable to refinance our indebtedness under the Agreement before the end of the forbearance period and were Huntington Bank to demand payment on the outstanding debt under the Agreement, we would have insufficient funds to satisfy that obligation. Huntington Bank's exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

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

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our Service segment is a direct beneficiary of these efforts, through outsourcing by these companies of research work. Our Product segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

Executive Summary

As noted above, on April 27, 2016 the Company entered into the Forbearance Agreement with Huntington Bank. If we are unable to refinance our indebtedness under our credit facility before the end of the forbearance period and were Huntington Bank to demand payment on the outstanding debt under our credit facility, we would have insufficient funds to satisfy that obligation. Huntington Bank's exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first six months of fiscal 2016, we experienced a 9.2% decrease in revenues in our Service segment and a 19.6% decrease in revenues for our Product segment as compared to the first six months of fiscal 2015. Our Service revenue was negatively impacted by fewer bioequivalence studies and a mix shift favoring method development and validation projects in the first six months of fiscal 2016 versus the comparable period of fiscal 2015. The revenue decline in our Product segment was mainly due to lower sales of our analytical instruments and lower sales of instruments in our Culex®, in vivo sampling product line as compared to the prior fiscal year.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues decreased approximately 11.6% and gross margin decreased 37.9% in the first six months of fiscal 2016 from the prior year period. Operating expenses decreased 12.6% in the first six months of fiscal 2016 from the comparable period of fiscal 2015 due in large part to the building lease agreement described below and reduced selling expenses. The lower margins contributed to the reported operating loss of $791 for the first six months of fiscal 2016 compared to operating income of $170 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the six months ended March 31, 2016, see “Results of Operations” below.

As of March 31, 2016, we had $453 of cash and cash equivalents as compared to $438 of cash and cash equivalents at the end of fiscal 2015. In the first six months of fiscal 2016, cash provided by operating activities amounted to $126 down from $440 provided in the first six months of fiscal 2015, partially due to the operating loss we reported in the first six months of fiscal 2016. We also utilized $1,042 in additional borrowings on our line of credit. Total capital expenditures were $632 in the first six months of fiscal 2016, up from $231 in the first six months of fiscal 2015.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Service revenue	75.9%	79.1%	79.2%	77.2%
Product revenue	24.1	20.9	20.8	22.8
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	81.8	71.6	82.1	72.8
Cost of Product revenue (a)	54.9	57.0	60.2	51.7
Total cost of revenue	75.4	68.5	77.5	68.0

Gross profit	24.6	31.5	22.5	32.0

Total operating expenses	29.6	31.0	30.2	30.6

Operating income (loss)	(5.0)	0.5	(7.7)	1.4

Other income (expense)	0.2	2.2	0.3	1.4

Income (loss) before income taxes	(4.8)	2.7	(7.4)	2.8

Income tax expense	0.0	0.0	0.0	0.0

Net Income (loss)	(4.8)%	2.7%	(7.4)%	2.8%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2016 decreased 6.8% to $5,339 compared to $5,726 for the same period last year.

Our Service revenue decreased 10.5% to $4,053 in the second quarter of fiscal 2016 compared to $4,530 for the prior year period. Preclinical services revenues declined slightly due to customer delays. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the second quarter of fiscal 2016 and a mix favoring method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources. Other laboratory services revenues were negatively impacted by fewer bioequivalence studies in the second quarter of fiscal 2016 versus the comparable period in fiscal 2015.

	Three Months Ended March 31,
	2016	2015	Change	%
Bioanalytical analysis	$1,591	$1,829	$(238)	-13.0%
Preclinical services	2,262	2,428	(166)	-6.8%
Other laboratory services	200	273	(73)	-26.7%

Sales in our Product segment increased 7.5% in the second quarter of fiscal 2016 from $1,196 to $1,286 when compared to the same period in the prior fiscal year. The majority of the increase stems from increased instrument sales from our Culex automated in vivo sampling line plus an increase in other instruments over the same period in the prior fiscal year, partially offset by a decrease in revenue attributable to analytical instruments and consumables.

	Three Months Ended March 31,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$630	$550	$80	14.5%
Analytical instruments	407	475	(68)	-14.3%
Other instruments	249	171	78	45.6%

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2016 was $4,023 or 75.4% of revenue, compared to $3,925, or 68.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 81.8% during the second quarter of fiscal 2016 from 71.6% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. In addition, due to the timing of certain studies, we incurred higher scientific professional services in the second quarter of fiscal 2016 that increased costs versus the same period of fiscal 2015.

Cost of Product revenue as a percentage of Product revenue in the second quarter of fiscal 2016 decreased to 54.9% from 57.0% in the comparable prior year period. This decrease is mainly due to a change in the mix of products sold in the second quarter of fiscal 2016.

Operating Expenses

Selling expenses for the quarter ended March 31, 2016 decreased 15.5% to $360 from $426 for the comparable period last year. This decrease is mainly due to lower commissions in the second quarter of fiscal 2016 compared to the same period in fiscal 2015.

Research and development expenses for the second quarter of fiscal 2016 decreased 4.4% over the comparable period last year to $132 from $138. The decrease was primarily due to lower utilization of outsourced professional engineering services, partially offset by the addition of engineering personnel.

General and administrative expenses for the second quarter of fiscal 2016 decreased 10.3% to $1,086 from $1,210 for the comparable prior year period. The principal reason for the decrease was the additional building rental income of $109, which was deducted from general and administrative expense, as well as decreased utilities and bonus expense partially offset by increased recruiting costs in the second quarter of fiscal 2016.

Other Income (Expense)

Other income for the second quarter of fiscal 2016 decreased to $9 from $123 for the same quarter of the prior fiscal year. The primary reason for the decrease is the change in the fair value of the warrant liability.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2016 and 2015 was (0.4)% and 0.7%, respectively. The current year expense primarily relates to state income tax.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Service and Product Revenues

Revenues for the six months ended March 31, 2016 decreased 11.6% to $10,234 compared to $11,571 for the same period last fiscal year.

Our Service revenue decreased 9.2% to $8,108 in the first six months of fiscal 2016 compared to $8,928 for the prior fiscal year period. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in fiscal 2016 in addition to a mix favoring method development and validation projects during this time period, which generate lower revenue but involve more dedicated resources. Other laboratory services revenues were negatively impacted by fewer bioequivalence studies in fiscal 2016 versus the comparable period in fiscal 2015.

	Six Months Ended March 31,
	2016	2015	Change	%
Bioanalytical analysis	$3,029	$3,562	$(533)	-13.0%
Preclinical services	4,762	4,779	(17)	-6.8%
Other laboratory services	317	587	(270)	-26.7%

Sales in our Product segment decreased 19.6% in the first six months of fiscal 2016 from $2,643 to $2,126 when compared to the same period in the prior fiscal year. The majority of the decrease is derived from declines in instrument sales from our Culex automated in vivo sampling line as well as our analytical instruments in the first fiscal quarter of fiscal 2016. The overall decline was partially offset by an increase in other instruments revenue over the same period in the prior fiscal year.

	Six Months Ended March 31,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$932	$1,328	$(396)	-14.5%
Analytical instruments	753	1,003	(250)	-14.3%
Other instruments	441	312	129	45.6%

Cost of Revenues

Cost of revenues for the first six months of fiscal 2016 was $7,934 or 77.5% of revenue, compared to $7,865, or 68.0% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 82.1% during the first six months of fiscal 2016 from 72.8% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. In addition, due to the timing of certain studies, we incurred higher scientific professional services in the second quarter of fiscal 2016 that increased costs versus the same period of fiscal 2015.

Cost of Product revenue as a percentage of Product revenue in the first six months of fiscal 2016 increased to 60.2% from 51.7% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first six months of fiscal 2016 as well as costs incurred related to the design and implementation of lean manufacturing initiatives in the first quarter of fiscal 2016.

Operating Expenses

Selling expenses for the six months ended March 31, 2016 decreased 12.5% to $667 from $762 for the comparable fiscal 2015 period. This decrease is mainly due to lower commissions in the first six months of fiscal 2016, partially offset by increased costs for marketing and trade show participation.

Research and development expenses for the first six months of fiscal 2016 decreased 12.2% over the comparable fiscal 2015 period to $289 from $329. The decrease was primarily due to lower utilization of outsourced professional engineering services, partially offset by the addition of engineering personnel.

General and administrative expenses for the first six months of fiscal 2016 decreased 12.7% to $2,135 from $2,445 for the comparable fiscal 2015 period. The principal reason for the decrease was the additional building rental income of $268, which was deducted from general and administrative expense, as well as decreased utilities and bonus expense partially offset by increased recruiting costs in the first six months of fiscal 2016.

Other Income (Expense)

Other income for the first six months of fiscal 2016 decreased to $33 from $164 for the same period of fiscal 2015. The primary reason for the decrease is the change in the fair value of the warrant liability.

Income Taxes

Our effective tax rate for the six months ended March 31, 2016 and 2015 was (0.2)% and 0.6%, respectively. The current year expense primarily relates to state income tax.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first three and six months of fiscal 2015, we recorded $20 and $40, respectively, of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at March 31, 2016. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were written off.

Liquidity and Capital Resources

Recent Events

Please refer to the discussion above under “Recent Events” – “Credit Facility” regarding non-compliance with certain financial covenants of our credit facility. Please also refer to the disclosure under “ITEM 1A - RISK FACTORS” herein.

Comparative Cash Flow Analysis

At March 31, 2016, we had cash and cash equivalents of $453, compared to $438 at September 30, 2015.

Net cash provided by operating activities was $126 for the six months ended March 31, 2016 compared to cash provided by operating activities of $440 for the six months ended March 31, 2015. The decrease in cash provided by operating activities in the six months of fiscal 2016 partially resulted from the operating loss versus operating income in the comparable fiscal 2015 period. Other contributing factors to our cash provided by operations in the first six months of fiscal 2016 were noncash charges of $674 for depreciation and amortization and net decreases in accounts receivable of $306 and in prepaid expenses of $402 as well as a net increase in accounts payable of $341. These items were partially offset by a decrease in accrued expenses of $406 and a decrease in customer advances of $334.

Days’ sales in accounts receivable decreased to 64 days at March 31, 2016 from 73 days at September 30, 2015 due to improved collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first six months of fiscal 2015 are non-cash charges of $730 for depreciation and amortization and an increase in customer advances of $492 partially offset by an increase in accounts receivable of $314 and a decrease in accrued expenses of $542.

Investing activities used $632 in the first half of fiscal 2016 due to capital expenditures as compared to $231 in the first six months of fiscal 2015. The investing activity in fiscal 2016 consisted of investments in computing infrastructure, building improvements and other capital improvements as well as equipment. The increase in capital expenditures in fiscal 2016 reflects the investments being made to support our growth initiatives as well as the investments to relocate our manufacturing and update our office and meeting space following the lease executed with Cook Biotech in fiscal 2015.

Financing activities provided $521 in the first six months of fiscal 2016 as compared to cash used in financing activities of $746 for the first six months of fiscal 2015. The main source of cash in the first half of fiscal 2016 was net borrowings on our line of credit of $1,042, partially offset by long-term debt and capital lease payments of $524. In the first half of fiscal 2015, we had long-term debt and capital lease payments of $544, as well as net payments on our line of credit of $202.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank , which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of March 31, 2016, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto including the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”) with Huntington Bank. Pursuant to the Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during the forbearance period ending June 30, 2016 (the “Specified Defaults”).

The forbearance period will terminate immediately upon the occurrence of any of the following: (i) a default under the Agreement or related agreements other than the Specified Defaults; (ii) any misrepresentation by the Company under the Forbearance Agreement; (iii) the failure of the Company to perform, observe or comply with the terms of the Forbearance Agreement; (iv) the commencement of any bankruptcy, insolvency or similar proceeding against the Company or the appointment of a trustee or similar official for the Company or a substantial part of its property; or (v) any material adverse change during the forbearance period in the financial condition, operations or business of the Company or in the value of the collateral securing indebtedness under the Agreement.

In exchange for Huntington Bank’s agreement to forbear its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to June 30, 2016, (ii) meet an additional financial covenant during the forbearance period; (iii) take commercially reasonable efforts to obtain financing sufficient to repay indebtedness under the Agreement in full upon the expiration of the forbearance period; and (iv) periodically deliver to Huntington Bank certain financial and budget information during the forbearance period.

If we are unable to refinance our indebtedness under the Agreement before the end of the forbearance period and were Huntington Bank to demand payment of the outstanding debt under the Agreement, we would have insufficient funds to satisfy that obligation. Huntington Bank's exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. The original term loan maturity was May 2019, which was amended by the Forbearance Agreement to June 30, 2016. On May 15, 2014, we used the proceeds from the term loan to pay off prior indebtedness. The balance on the term loan at March 31, 2016 and September 30, 2015 was $4,059 and $4,452, respectively.

The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The original revolving loan maturity of May 2016 was extended by the Forbearance Agreement to June 30, 2016. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,128 and $86 at March 31, 2016 and September 30, 2015, respectively.

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in AOCI to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

Upon and during the occurrence of an event of default, at the election of Huntington Bank and after notice to the Company, all interest accruing in respect of obligations of the Company under the Agreement may be increased by a per annum percentage equal to five percent (5%) over the otherwise applicable rate.

The Forbearance Agreement provides management with additional time to engage in discussions with other parties regarding replacing our credit facility and to explore alternative liquidity solutions. There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

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

The discount rate, gross margin and sales growth rates are the three material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at March 31, 2016 are bioanalytical services and preclinical services, which are both included in our Service segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A contained herein and in our 10-K for the fiscal year ended September 30, 2015. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing. At March 31, 2016, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $14 and $29 during the three and six months ended March 31, 2016 and 2015, respectively. We recognized stock-based compensation related to stock options of $19 and $48 during the three and six months ended March 31, 2015, respectively.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of March 31, 2016 and September 30, 2015, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero. The Class A Warrants expire on May 11, 2016. As of March 31, 2016, 578 Class A warrants have been exercised, leaving 799 outstanding. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/30/2011	0.901	0.074	1,240	102	1,342	56
3/30/2012	0.933	0.001	1,284	2	1,286	(56)
6/29/2012	0.602	-	828	-	828	(458)
9/28/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/28/2013	0.899	-	1,238	-	1,238	142
6/28/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404	-	323	-	323	(34)
9/30/2015	0.236	-	189	-	189	(134)
12/31/2015	0.124	-	100	-	100	(89)
03/31/2016	0.025	-	21	-	21	(79)

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

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various areas of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company is required to adopt the guidance in the first quarter of fiscal 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effects of the adoption and have not yet determined the impact the revised guidance will have on our consolidated financial statements and related disclosures.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of March 31, 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described below as well as the risks described in our Annual Report on Form 10-K for the year ended September 30, 2015, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as other information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are currently operating under a Forbearance Agreement with Huntington Bank.

As of March 31, 2016, we were not in compliance with certain financial covenants applicable to our credit agreement with Huntington Bank (the “Agreement”). Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto, including the ability to accelerate the outstanding debt under our term loan and revolving loan, to exercise their security interest and collect on the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”) with Huntington Bank. Pursuant to the Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during the forbearance period ending June 30, 2016 (unless terminated earlier due to non-compliance with the Forbearance Agreement or the underlying credit documents).

In exchange for Huntington Bank’s agreement to forbear its rights and remedies under the Agreement, the Company agreed to, among other things amend the maturity dates for the term and revolving loans under the Agreement to June 30, 2016. If we are unable to refinance our indebtedness under the Agreement before the end of the forbearance period and were Huntington Bank to demand payment of the outstanding debt under the Agreement, we would have insufficient funds to satisfy that obligation. Huntington Bank's exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

There can be no assurance that we will be able to complete initiatives to resolve our credit issues on satisfactory terms, or at all. If we are unable to execute on initiatives to refinance our indebtedness or otherwise rectify our liquidity issues, we may have insufficient funds to satisfy our debt obligations and operate our business.

If we are unable to refinance the indebtedness under our credit facility during the forbearance period and were Huntington Bank to demand payment of such indebtedness, or in the event that we are otherwise unable to satisfy our financial obligations, we may face bankruptcy or insolvency, and may lack the financing to continue operations.

If we are unable to refinance the indebtedness under our credit facility during the forbearance period and were Huntington Bank to demand payment of such indebtedness, or if we are unable to otherwise satisfy our financial obligations as they become due, we may find it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code, and upon any such filing we are likely to require immediate access to funding in order to continue operations. Funding for the Company in bankruptcy cannot be assured, and would be most likely in the form of debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing and any such financing that we are able to obtain would require approval by the bankruptcy court. If such financing is not available, then we may find it necessary to discontinue our operations. A bankruptcy filing by us would subject our business and operations to various additional risks, including the following:

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

The fact that we are in default on our credit facility is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us and they may instead choose to do business with our competitors. This may result in increased costs of our operations, thereby adversely affecting our results of operations. In addition, we may incur significant expenses in order to address our long-term credit issues.

In the event that we are able to successfully refinance our debt, our borrowing costs may increase.

In the event that we are able to successfully refinance our debt the relevant lender or lenders may require that we pay substantially higher interest and fees on our debt going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations, and no assurance can be given that any higher interest or fees will be sustainable by us.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 16, 2016	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

