Form 10-Q
period 2016-06-30
BIOANALYTICAL SYSTEMS INC
filed 2016-08-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

YES ☐        NO ☒

As of August 9, 2016, 8,107,558 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$492	$438
Accounts receivable
Trade, net of allowance of $541 at June 30, 2016 and $559 at September 30, 2015, respectively	2,497	2,904
Unbilled revenues and other	1,025	1,110
Inventories	1,476	1,466
Prepaid expenses	820	773
Refundable income taxes	4	—
Total current assets	6,314	6,691

Property and equipment, net	16,090	15,989
Goodwill	1,009	1,009
Debt issue costs	73	94
Other assets	28	32

Total assets	$23,514	$23,815

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,950	$2,858
Accrued expenses	824	1,710
Customer advances	3,407	3,414
Income tax accruals	16	30
Revolving line of credit	1,551	86
Fair value of warrant liability	—	189
Fair value of interest rate swap	48	50
Current portion of capital lease obligation	152	230
Current portion of long-term debt	3,863	786
Total current liabilities	13,811	9,353

Capital lease obligation, less current portion	232	68
Long-term debt, less current portion	—	3,666
Total liabilities	14,043	13,087

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at June 30, 2016 and September 30, 2015, respectively	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,107,558 shares and 8,105,007 issued and outstanding at June 30, 2016 and September 30, 2015, respectively	1,989	1,988
Additional paid-in capital	21,230	21,193
Accumulated deficit	(14,885)	(13,691)
Accumulated other comprehensive income (loss)	(48)	53

Total shareholders’ equity	9,471	10,728

Total liabilities and shareholders’ equity	$23,514	$23,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Service revenue	$3,773	$5,001	$11,881	$13,929
Product revenue	1,280	1,149	3,406	3,792
Total revenue	5,053	6,150	15,287	17,721

Cost of service revenue	3,183	3,003	9,838	9,501
Cost of product revenue	697	657	1,976	2,024
Total cost of revenue	3,880	3,660	11,814	11,525

Gross profit	1,173	2,490	3,473	6,196
Operating expenses:
Selling	405	379	1,072	1,141
Research and development	103	160	392	489
General and administrative	1,030	1,037	3,165	3,468
Mediation settlement, net	—	(620)	—	(606)
Total operating expenses	1,538	956	4,629	4,492

Operating (loss) income	(365)	1,534	(1,156)	1,704

Interest expense	(107)	(67)	(243)	(223)
Change in fair value of warrant liability – decrease	21	34	189	353
Other income	1	—	2	1
Net income (loss) before income taxes	(450)	1,501	(1,208)	1,835

Income tax (benefit) expense	(17)	23	(15)	25

Net income (loss)	$(433)	$1,478	$(1,193)	$1,810

Other comprehensive income (loss):	(2)	(49)	(101)	19

Comprehensive income (loss)	$(435)	$1,429	$(1,294)	$1,829

Basic net income (loss) per share	$(0.05)	$0.18	$(0.15)	$0.22
Diluted net income (loss) per share	$(0.05)	$0.16	$(0.15)	$0.16

Weighted common shares outstanding:
Basic	8,108	8,080	8,107	8,077
Diluted	8,108	8,810	8,107	8,845

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2016	2015

Operating activities:
Net income (loss)	$(1,193)	$1,810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,031	1,069
Change in fair value of warrant liability – (decrease)	(189)	(353)
Employee stock compensation expense	34	67
Provision for doubtful accounts, net	(19)	1
Loss on sale of property and equipment	12	5
Changes in operating assets and liabilities:
Accounts receivable	511	(611)
Inventories	(10)	3
Income tax accruals	(18)	20
Prepaid expenses and other assets	14	146
Accounts payable	990	(226)
Accrued expenses	(886)	(775)
Customer advances	(7)	19
Net cash provided by operating activities	270	1,175

Investing activities:
Capital expenditures	(837)	(666)
Net cash used by investing activities	(837)	(666)

Financing activities:
Payments of long-term debt	(589)	(589)
Payments of debt issuance costs	(41)	—
Proceeds from exercise of stock options	3	—
Payments on revolving line of credit	(7,832)	(5,569)
Borrowings on revolving line of credit	9,297	5,367
Payments on capital lease obligations	(217)	(214)
Net cash (used in) provided by financing activities	621	(1,005)

Effect of exchange rate changes	—	31

Net increase (decrease) in cash and cash equivalents	54	(465)
Cash and cash equivalents at beginning of period	438	981
Cash and cash equivalents at end of period	$492	$516

Supplemental disclosure of non-cash financing activities:
Equipment financed under capital leases	$303	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” the “Company” or “BASi”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciences research, which we sell with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2016 and 2015 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2016. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the results for the year ending September 30, 2016.

We are currently in default with our credit arrangements with Huntington Bank, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.” Huntington Bank has reserved all rights with respect to our default, including the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise its security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan and to terminate our interest rate swap. Were Huntington Bank to demand payment of the outstanding debt (whether at or prior to the scheduled maturity of the loans on September 30, 2016), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all. We have classified the entire term loan payable to Huntington Bank and the interest rate swap agreement with Huntington Bank as current liabilities of the Company.

2.	MANAGEMENT’S PLAN

The Company’s unaudited interim condensed consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result in the event the Company’s plans, including plans to rectify our liquidity issues, are not successful. As noted above, we are currently in default of our credit arrangements and Huntington Bank has reserved all rights with respect to our default. The Company’s liquidity circumstances, including the potential inability to find replacement financing, raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

The Company is engaged in exploring initiatives to address solutions to our liquidity issues, which include the evaluation and pursuit of various sources of financing, including a sale and leaseback of the West Lafayette facility. Management is also undergoing a detailed review of all current account management and acquisition strategies and market programs and has introduced new initiatives designed to increase revenue around focused strength areas. These key areas of expertise include increasing our IND-enabling studies in nonhuman primates, partnering with clinics for sample analysis and sample kit preparation, offering bioequivalence study expertise to our generics clients and increasing market awareness and adoption of the BASi Culex™ In-vivo Automated Blood Sampling System and related consumables via equipment grants. Management has been, and continues to be, actively engaged in more effectively controlling operating costs in the short term as we strive for long term stabilization and growth.

3.	STOCK-BASED COMPENSATION

The 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. All options granted under the Plan have an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the Plan. As of June 30, 2016, there are 30 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 9 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2015. Stock-based compensation expense for the three and nine months ended June 30, 2015 was $19 and $67, respectively. Stock-based compensation expense for the three and nine months ended June 30, 2016 was $5 and $34, respectively.

A summary of our stock option activity for the nine months ended June 30, 2016 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2015	319	$1.73	$1.38
Exercised	(3)	$1.14	$0.95
Granted	10	$0.94	$0.79
Terminated	(16)	$2.14	$1.78
Outstanding – June 30, 2016	310	$1.69	$1.34

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding.

During the three and nine month period ended June 30, 2015 and 2016, respectively, the Company had three categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the Company’s registered direct offering, the warrants issued in connection with the same offering in May 2011 (which expired in May, 2016), and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options and warrants. Shares issuable upon exercise of options, warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2016, respectively, because they were anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(433)	$1,478	$(1,193)	$1,810
Weighted average common shares outstanding	8,108	8,080	8,107	8,077
Basic net income (loss) per share	$(0.05)	$0.18	$(0.15)	$0.22
Diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$(433)	$1,478	$(1,193)	$1,810
Change in Fair Value of Warrant Liability	—	(34)	—	(353)
Diluted net income (loss) applicable to common shareholders	$(433)	$1,444	$(1,193)	$1,457

Weighted average common shares outstanding	8,108	8,080	8,107	8,077
Plus: Incremental shares from assumed conversions
Series A preferred shares	—	592	—	592
Class A warrants	—	15	—	48
Dilutive stock options/shares	—	123	—	128
Diluted weighted average common shares outstanding	8,108	8,810	8,107	8,845
Diluted net income (loss) per share	$(0.05)	$0.16	$(0.15)	$0.16

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2016	September 30, 2015

Raw materials	$1,174	$1,112
Work in progress	233	247
Finished goods	341	408
	$1,748	$1,767
Obsolescence reserve	(272)	(301)
	$1,476	$1,466

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Service	$3,773	$5,001	$11,881	$13,929
Product	1,280	1,149	3,406	3,792
	$5,053	$6,150	$15,287	$17,721

Operating income (loss):
Service	$(364)	$1,440	$(962)	$1,510
Product	(1)	94	(194)	194
	$(365)	$1,534	$(1,156)	$1,704

Interest expense	(107)	(67)	(243)	(223)
Change in fair value of warrant liability – decrease	21	34	189	353
Other income	1	—	2	1

Income (loss) before income taxes	$(450)	$1,501	$(1,208)	$1,835

7.	INCOME TAXES

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

At June 30, 2016 and September 30, 2015, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 1.2% is due to changes in our valuation allowance on our net deferred tax assets.

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

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto. As of March 31, 2016, we were also in default of the financial covenants covering the period then ended.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Second Forbearance Agreement, Huntington Bank agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during the forbearance period ending September 30, 2016 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to forbear from exercising its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to September 30, 2016, (ii) meet an additional financial covenant during the forbearance period; (iii) take commercially reasonable efforts to obtain financing sufficient to repay indebtedness under the Agreement in full upon the expiration of the forbearance period; (iv) periodically deliver to Huntington Bank certain financial and budget information during the forbearance period; and (v) engage a consultant for purposes of preparing a report to Huntington Bank evaluating various matters concerning the Company.

The Second Forbearance Agreement provided for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Second Forbearance Agreement. As of June 30, 2016, the Company was not in compliance with the additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period. Huntington Bank has reserved its rights resulting from this default, but as of August 15, 2016, has not exercised any of its remedies. The available remedies include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise its security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at June 30, 2016 and September 30, 2015 was $3,863 and $4,452, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,551 and $86 at June 30, 2016 and September 30, 2015, respectively. Due to our default, Huntington Bank may accelerate the maturity of the term loan and the revolving loan and demand immediate payment.

Were Huntington Bank to demand payment of the outstanding debt (whether at or prior to the scheduled maturity of the loans on September 30, 2016), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. In connection with the Forbearance Agreement, we incurred $41 of costs which were amortized during the third fiscal quarter of 2016, or the period covered by the first Forbearance Agreement. As of June 30, 2016 and September 30, 2015, the unamortized portion of debt issuance costs related to the credit facility was $73 and $94, respectively, and was included in Debt issue costs, net on the consolidated balance sheets.

Interest Rate Swap

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Second Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

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

We reserved for lease payments at the cease use date for our UK facility and have considered sublease rentals and the estimated cost and number of days it may take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first three and nine months of fiscal 2015, we recorded $20 and $60, respectively, of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at June 30, 2016. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets. The UK building lease expires in 2023 but includes an early termination option after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero and the Class A Warrants expired in May, 2016 and the liability was reduced to zero. Therefore no assumptions were used to compute the fair value of the Class A Warrants at June 30, 2016.

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

The following table summarizes fair value measurements by level as of June 30, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$48	$-
Class A warrant liability	$-	$-	$-

The following table summarizes fair value measurements by level as of September 30, 2015, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$50	$-
Class A warrant liability	$-	$189	$-

11.	MEDIATION

In the third quarter of fiscal 2015, the Company received $640 in cash through a mediated settlement and incurred related legal expenses of $20 and $34 for the three and nine months ended June 30, 2015. The settlement fully resolved the Company’s dispute with a service provider with whom we no longer do business. This settlement and related legal expenses were recorded under operating expenses on the condensed consolidated statements of operations and comprehensive income (loss).

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this report. In addition to the historical information contained herein, the discussions in this report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained herein and in our annual report on Form 10-K for the fiscal year ended September 30, 2015. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands, unless otherwise indicated.

Recent Events

Credit Facility

We are currently in default of our credit arrangements with Huntington Bank, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Huntington Bank has reserved all rights with respect to our default, including the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. Were Huntington Bank to demand payment of the outstanding debt (whether at or prior to the scheduled maturity of the loans on September 30, 2016), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition.

The Company is engaged in exploring initiatives to address solutions to our liquidity issues, which include the evaluation and pursuit of various sources of financing, including a sale and leaseback of the West Lafayette facility. Management is also undergoing a detailed review of all current account management and acquisition strategies and market programs and has introduced new initiatives designed to increase revenue around focused strength areas. These key areas of expertise include increasing our IND-enabling studies in nonhuman primates, partnering with clinics for sample analysis and sample kit preparation, offering bioequivalence study expertise to our generics clients and increasing market awareness and adoption of the BASi Culex™ In-vivo Automated Blood Sampling System and related consumables via equipment grants. Management has been, and continues to be, actively engaged in more effectively controlling operating costs in the short term as we strive for long term stabilization and growth. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

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

Executive Summary

As noted above, we are currently in default of our credit arrangements with Huntington Bank. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility."

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first nine months of fiscal 2016, we experienced a 14.7% decrease in revenues in our Service segment and a 10.2% decrease in revenues for our Product segment as compared to the first nine months of fiscal 2015. Our Service revenue was negatively impacted by fewer bioequivalence studies and a mix shift favoring method development and validation projects as well as a lower number of samples analyzed in the first nine months of fiscal 2016 versus the comparable period of fiscal 2015. The turnover in the business development personnel during fiscal 2015 contributed to the decline in bioequivalence studies and new large sample analysis projects. The revenue decline in our Product segment was mainly due to lower sales of our analytical instruments and lower sales of instruments in our Culex®, in vivo sampling product line as compared to the prior fiscal year. The decline in Product revenue, however, is beginning to improve with increased revenue levels in the second and third fiscal quarters as compared to the first fiscal quarter, but have yet to overcome the variance from fiscal 2015.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues decreased approximately 13.7% and gross margin decreased 44.0% in the first nine months of fiscal 2016 as compared to the prior year period. The reduction in margin was mainly impacted by the lower Service revenue in the current fiscal year resulting in decreased absorption of fixed costs. The lower margins contributed to the reported operating loss of $1,156 for the first nine months of fiscal 2016 compared to operating income of $1,704 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the nine months ended June 30, 2016, see “Results of Operations” below.

As of June 30, 2016, we had $492 of cash and cash equivalents as compared to $438 of cash and cash equivalents at the end of fiscal 2015. In the first nine months of fiscal 2016, cash provided by operating activities amounted to $270 down from $1,175 provided in the first nine months of fiscal 2015, partially due to the operating loss we reported in the first nine months of fiscal 2016. We also utilized $1,465 in additional borrowings on our line of credit. Total capital expenditures were $837 in the first nine months of fiscal 2016, up from $666 in the first nine months of fiscal 2015.

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

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Service revenue	74.7%	81.3%	77.7%	78.6%
Product revenue	25.3	18.7	22.3	21.4
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	84.4	60.0	82.8	68.2
Cost of Product revenue (a)	54.4	57.3	58.0	53.4
Total cost of revenue	76.8	59.5	77.3	65.0

Gross profit	23.2	40.5	22.7	35.0

Total operating expenses	30.5	15.5	30.3	25.3

Operating income (loss)	(7.3)	25.0	(7.6)	9.7

Other income (expense)	(1.7)	(0.5)	(0.3)	0.7

Income (loss) before income taxes	(9.0)	24.5	(7.9)	10.4

Income tax expense	(0.3)	0.4	(0.1)	0.1

Net Income (loss)	(8.7)%	24.1%	(7.8)%	10.3%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Service and Product Revenues

Revenues for the fiscal quarter ended June 30, 2016 decreased 17.8% to $5,053 compared to $6,150 for the same period last year.

Our Service revenue decreased 24.6% to $3,773 in the third quarter of fiscal 2016 compared to $5,001 for the prior year period. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the third quarter of fiscal 2016. Preclinical services benefited in the third quarter of fiscal 2015 from an early termination that accelerated revenue recognition, which was not repeated in the third quarter of fiscal 2016. Other laboratory services revenues were negatively impacted by fewer bioequivalence studies in the third quarter of fiscal 2016 versus the comparable period in fiscal 2015.

	Three Months Ended June 30,
	2016	2015	Change	%
Bioanalytical analysis	$1,121	$1,735	$(614)	-35.4%
Preclinical services	2,405	2,884	(479)	-16.6%
Other laboratory services	247	382	(135)	-35.3%

Sales in our Product segment increased 11.4% in the third quarter of fiscal 2016 from $1,149 to $1,280 when compared to the same period in the prior fiscal year. The majority of the increase stems from increased instrument sales from our Culex automated in vivo sampling line plus an increase in analytical instruments over the same period in the prior fiscal year.

	Three Months Ended June 30,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$550	$511	$39	7.6%
Analytical instruments	520	430	90	20.9%
Other instruments	210	208	2	0.9%

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2016 was $3,880 or 76.8% of revenue, compared to $3,660 or 59.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 84.4% during the third quarter of fiscal 2016 from 60.0% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. In addition, due to the timing of certain studies, we incurred higher scientific professional services costs in the third quarter of fiscal 2016 versus the same period of fiscal 2015.

Cost of Product revenue as a percentage of Product revenue in the third quarter of fiscal 2016 decreased to 54.4% from 57.2% in the comparable prior-year period. This decrease is mainly due to a change in the mix of products sold in the third quarter of fiscal 2016.

Operating Expenses

Selling expenses for the quarter ended June 30, 2016 increased 6.8% to $405 from $379 for the comparable period of fiscal 2015. This increase is mainly due to higher commissions in the third quarter of fiscal 2016 compared to the same period in fiscal 2015.

Research and development expenses for the third quarter of fiscal 2016 decreased 35.6% over the comparable period of prior year to $103 from $160. The decrease was primarily due to lower utilization of outsourced professional engineering services in the fiscal 2016 period.

General and administrative expenses for the third quarter of fiscal 2016 decreased to $1,031 from $1,037 for the comparable prior year period. The principal reason for the decrease was the additional building rental income of $19, which was deducted from general and administrative expense, as well as decreased utility expense partially offset by increased consulting expenses in the third quarter of fiscal 2016.

Operating expenses for the third quarter of fiscal 2015 were also favorably impacted by a mediation settlement from a service provider as described in Note 11 to the condensed consolidated financial statements, which reduced operating expenses during the period by $620, net of legal expenses.

Other Income (Expense)

Other expense for the third quarter of fiscal 2016 increased to $85 from $33 for the same quarter of the prior fiscal year. The primary reason for the increase is due to higher interest expense in the fiscal 2016 quarter. Interest expense increased slightly to $107 from $67 with increased use of the line of credit and costs related to the first Forbearance Agreement executed in the third fiscal quarter of 2016.

Income Taxes

Our effective tax rate for the quarters ended June 30, 2016 and 2015 was 3.8% and 1.5%, respectively. The current year expense primarily relates to state income taxes and true-up adjustments of the prior fiscal year.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Service and Product Revenues

Revenues for the nine months ended June 30, 2016 decreased 13.7% to $15,287 compared to $17,721 for the same period last fiscal year.

Our Service revenue decreased 14.7% to $11,881 in the first nine months of fiscal 2016 compared to $13,929 for the prior fiscal year period. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in fiscal 2016. Preclinical services benefited in the third quarter of fiscal 2015 from an early termination that accelerated revenue recognition, which was not repeated in the third quarter of fiscal 2016. Other laboratory services revenues were negatively impacted by fewer bioequivalence studies in the fiscal 2016 period versus the comparable period in fiscal 2015.

	Nine Months Ended June 30,
	2016	2015	Change	%
Bioanalytical analysis	$4,130	$5,298	$(1,168)	-22.0%
Preclinical services	7,167	7,663	(496)	-6.5%
Other laboratory services	584	968	(384)	-39.7%

Sales in our Product segment decreased 10.2% in the first nine months of fiscal 2016 from $3,792 to $3,406 when compared to the same period in the prior fiscal year. The majority of the decrease in the nine months resulted from declines in instrument sales from our Culex automated in vivo sampling line as well as our analytical instruments in the first quarter of fiscal 2016. The overall decline was partially offset by an increase in other instruments revenue over the same period in the prior fiscal year.

	Nine Months Ended June 30,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$1,483	$1,840	$(357)	-19.4%
Analytical instruments	1,272	1,443	(171)	-11.8%
Other instruments	651	509	142	27.9%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2016 was $11,814 or 77.3% of revenue, compared to $11,525 or 65.0% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 82.8% during the first nine months of fiscal 2016 from 68.2% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. In addition, due to the timing of certain studies, we incurred higher scientific professional services in the third quarter of fiscal 2016 that increased costs versus the same period of fiscal 2015.

Cost of Product revenue as a percentage of Product revenue in the first nine months of fiscal 2016 increased to 58.0% from 53.4% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first nine months of fiscal 2016 as well as costs incurred related to the design and implementation of lean manufacturing initiatives in the first quarter of fiscal 2016.

Operating Expenses

Selling expenses for the nine months ended June 30, 2016 decreased 6.0% to $1,072 from $1,141 for the comparable fiscal 2015 period. This decrease is mainly due to lower commissions and outside services in the first nine months of fiscal 2016.

Research and development expenses for the first nine months of fiscal 2016 decreased 19.8% over the comparable fiscal 2015 period to $392 from $489. The decrease was primarily due to lower utilization of outsourced professional engineering services, partially offset by the addition of engineering personnel.

General and administrative expenses for the first nine months of fiscal 2016 decreased 8.7% to $3,165 from $3,468 for the comparable fiscal 2015 period. The principal reason for the decrease was the additional building rental income of $287, which was deducted from general and administrative expense, as well as decreased utility expense, partially offset by increased recruiting costs and consulting expenses in the first nine months of fiscal 2016.

Operating expenses for the first nine months of fiscal 2015 were also favorably impacted by a mediation settlement from a service provider as described in Note 11 to the condensed consolidated financial statements, which reduced operating expenses by $606, net of legal expenses.

Other Income (Expense)

Other expense for the first nine months of fiscal 2016 was $52 versus other income of $131 for the same period of fiscal 2015. The primary reason for the decrease is change in the fair value of the warrant liability. Interest expense increased slightly to $243 from $223 with increased use of the line of credit and costs related to the first Forbearance Agreement executed in the third fiscal quarter of 2016.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2016 and 2015 was 1.2% and 1.4%, respectively. The current year expense primarily relates to state income taxes and true-up adjustments of the prior fiscal year.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. In the first three and nine months of fiscal 2015, we recorded $20 and $60, respectively, of the estimated rent income as expense. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at June 30, 2016. We do not expect to accrue additional amounts in fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified in other accounts payable on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expired in 2023 but included an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were written off.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2016, we had cash and cash equivalents of $492, compared to $438 at September 30, 2015.

Net cash provided by operating activities was $270 for the nine months ended June 30, 2016 compared to cash provided by operating activities of $1,175 for the nine months ended June 30, 2015. The decrease in cash provided by operating activities in the nine months of fiscal 2016 partially resulted from the operating loss versus operating income in the comparable fiscal 2015 period. Other contributing factors to our cash provided by operations in the first nine months of fiscal 2016 were noncash charges of $1,031 for depreciation and amortization and a net decrease in accounts receivable of $511 as well as a net increase in accounts payable of $990. These items were partially offset by a decrease in accrued expenses of $886.

Days’ sales in accounts receivable decreased to 63 days at June 30, 2016 from 73 days at September 30, 2015 due to improved collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first nine months of fiscal 2015 are non-cash charges of $1,069 for depreciation and amortization and a decrease in prepaid expenses of $146. These were offset by an increase in accounts receivable of $611 as well as a decrease in accrued expenses of $775 and accounts payable of $226

Investing activities used $837 in the first nine months of fiscal 2016 due to capital expenditures as compared to $666 in the first nine months of fiscal 2015. The investing activity in fiscal 2016 consisted of investments in computing infrastructure, building improvements and other capital improvements as well as equipment. The increase in capital expenditures in fiscal 2016 reflects the investments being made to support our growth initiatives as well as the investments to relocate our manufacturing and update our office and meeting space following the lease executed with Cook Biotech in fiscal 2015.

Financing activities provided $621 in the first nine months of fiscal 2016 as compared to cash used in financing activities of $1,005 for the first nine months of fiscal 2015. The main source of cash in the fiscal 2016 period was net borrowings on our line of credit of $1,465, partially offset by long-term debt and capital lease payments of $806. In the first nine months of fiscal 2015, we had long-term debt and capital lease payments of $803, as well as net payments on our line of credit of $202.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement. Huntington Bank advised us that the failure to meet these financial covenants constituted an event of default under the Agreement and reserved all of its rights with respect thereto. As of March 31, 2016, we were also in default of the financial covenants covering the period then ended.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Second Forbearance Agreement, Huntington Bank agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during the forbearance period ending September 30, 2016 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to forbear from exercising its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to September 30, 2016, (ii) meet an additional financial covenant during the forbearance period; (iii) take commercially reasonable efforts to obtain financing sufficient to repay indebtedness under the Agreement in full upon the expiration of the forbearance period; (iv) periodically deliver to Huntington Bank certain financial and budget information during the forbearance period; and (v) engage a consultant for purposes of preparing a report to Huntington Bank evaluating various matters concerning the Company.

The Second Forbearance Agreement provided for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Second Forbearance Agreement. As of June 30, 2016, the Company was not in compliance with the additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period. Huntington Bank has reserved its rights resulting from this default, but as of August 15, 2016, has not exercised any of its remedies. The available remedies include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise its security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at June 30, 2016 and September 30, 2015 was $3,863 and $4,452, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,551 and $86 at June 30, 2016 and September 30, 2015, respectively. Due to our default, Huntington Bank may accelerate the maturity of the term loan and the revolving loan and demand immediate payment.

Were Huntington Bank to demand payment of the outstanding debt (whether at or prior to the scheduled maturity of the loans on September 30, 2016), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

Interest Rate Swap

We entered into an interest rate swap agreement to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in AOCI to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Second Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

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

The discount rate, gross margin and sales growth rates are the three material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at June 30, 2016 are bioanalytical services and preclinical services, which are both included in our Service segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A contained herein and in our 10-K for the fiscal year ended September 30, 2015. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing. At June 30, 2016, remaining recorded goodwill was $1,009.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $5 and $34 during the three and nine months ended June 30, 2016, respectively. We recognized stock-based compensation related to stock options of $19 and $67 during the three and nine months ended June 30, 2015, respectively.

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

Employee stock-based compensation expense recognized in the first nine months of fiscal 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2016 and September 30, 2015, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, were calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May, 2012 and the liability was reduced to zero and the Class A Warrants expired in May, 2016 and the liability was reduced to zero. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability since inception:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
5/11/2011	$1.433	$0.779	$1,973	$1,072	$3,045	$-
6/30/2011	1.536	0.811	2,114	1,116	3,230	185
9/30/2011	0.844	0.091	1,162	124	1,286	(1,944)
12/30/2011	0.901	0.074	1,240	102	1,342	56
3/30/2012	0.933	0.001	1,284	2	1,286	(56)
6/29/2012	0.602	-	828	-	828	(458)
9/28/2012	0.881	-	1,213	-	1,213	385
12/31/2012	0.796	-	1,096	-	1,096	(117)
3/28/2013	0.899	-	1,238	-	1,238	142
6/28/2013	0.668	-	920	-	920	(318)
9/30/2013	0.444	-	612	-	612	(308)
12/31/2013	1.396	-	1,573	-	1,573	961
3/31/2014	1.152	-	934	-	934	200
6/30/2014	1.067	-	852	-	852	(66)
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404	-	323	-	323	(34)
9/30/2015	0.236	-	189	-	189	(134)
12/31/2015	0.124	-	100	-	100	(89)
03/31/2016	0.025	-	21	-	21	(79)
06/30/2016	-	-	-	-	-	(21)

Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of the Huntington Bank debt due to changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of June 30, 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We are currently in default of our credit arrangements with Huntington Bank.

We are currently in default of our credit arrangements with Huntington Bank, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Huntington Bank has reserved all rights with respect to our default, including the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap.

Were Huntington Bank to demand payment of the outstanding debt (whether at or prior to the scheduled maturity of the loans on September 30, 2016), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

If we are unable to refinance our indebtedness with Huntington Bank and were Huntington Bank to demand payment of such indebtedness, or in the event that we are otherwise unable to satisfy our financial obligations, we may face bankruptcy or insolvency, and may lack the financing to continue operations.

If we are unable to refinance the indebtedness under our credit facility and were Huntington Bank to demand payment of such indebtedness, or if we are unable to otherwise satisfy our financial obligations as they become due, we may find it necessary to file for protection under Chapter 11 of the U.S. Bankruptcy Code, and upon any such filing we are likely to require immediate access to funding in order to continue operations. Funding for the Company in bankruptcy cannot be assured, and would most likely be in the form of debtor-in-possession financing. We may be unable to find any lender willing to provide us with debtor-in-possession financing and any such financing that we are able to obtain would require approval by the bankruptcy court. If such financing is not available, then we may find it necessary to discontinue our operations. A bankruptcy filing by us would subject our business and operations to various additional risks, including the following:

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

Our credit facility difficulties could have an adverse impact on our business and increase our operating costs.

The fact that we are in default on our credit facility is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us and they may instead choose to do business with our competitors. These circumstances may result in increased costs of our operations, thereby adversely affecting our results of operations. In addition, we may incur significant expenses in order to address our credit issues.

To resolve our credit issues, among other initiatives, we may explore the sale of certain assets. Any such sales would likely require cooperation from Huntington Bank, given the collateral and other restraints imposed by our credit arrangements. We cannot provide assurance that the terms of effectuated sales would favor us or how the loss of sold assets might impact our operations going forward.

Continued depressed revenues could have an adverse impact on our liquidity and our business in general.

During recent periods we have experienced depressed revenues as compared to historical levels. A significant portion of our costs are fixed. Thus, decreases in revenues lead to decreased margins, which in turn negatively impacts cash provided from operating activities. To supplement cash from operating activities, we have recently relied, and may in the future rely, on our cash balance and supplemental funds from our credit arrangements.

We cannot provide assurance that we will be able to satisfy our cash requirements from cash provided by operating activities on a go-forward basis. If our working capital needs and capital expenditure requirements exceed cash provided by operating activities, then we may again look to our cash balance and committed credit lines, if any, to satisfy those needs. As noted, Huntington Bank may refrain from making additional advances under our revolving loan. In addition, alternative financing sources may hesitate to enter into credit arrangements with us due in part to real and/or perceived difficulties in achieving revenue growth.

If we are unable to increase revenues or otherwise supplement the cash that would be derived therefrom, we may have difficulty meeting our obligations on a timely manner, if at all.

In the event that we are able to successfully refinance our debt, our borrowing costs may increase.

In the event that we are able to successfully refinance our debt, the relevant lender or lenders may require that we pay substantially higher interest and fees on our debt going forward. This may result in increased costs of our operations thereby adversely affecting our results of operations, and we cannot provide assurance that any higher interest or fees will be sustainable by us.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)
Date: August 15, 2016
By: /s/ Jacqueline M. Lemke
Jacqueline M. Lemke
President and Chief Executive Officer

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 15, 2016	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Forbearance Agreement and Second Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, executed April 27, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, dated May 4, 2016).

	10.2	Second Forbearance Agreement and Third Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective June 30, 2016 (filed herewith).

	10.3	Employment Agreement, by and between Bioanalytical Systems, Inc. and Jill C. Blumhoff effective May 13, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K , dated May 13, 2016).

	10.4	Employee Incentive Stock Option Agreement between Jill C. Blumhoff and Bioanalytical Systems, Inc., dated May 13, 2016 (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

