Form 10-K
period 2016-09-30
BIOANALYTICAL SYSTEMS INC
filed 2016-12-28
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2016.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐        NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31,2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,745,000. As of December 22, 2016, 8,107,388 of registrant's common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

PART I

This Report may contain "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) our future profitability, liquidity and capital resources; (iii) our capital requirements; (iv) industry trends affecting our financial condition or results of operations; (v) our sales or marketing plans; or (vi) our growth strategy. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors beginning on page 16 of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement.

(Dollar amounts in thousands, except per share data, unless otherwise noted.)

ITEM 1 – BUSINESS

Recent Events

Credit Facility

During fiscal 2016, Bioanalytical Systems, Inc. (“We” the “Company”, or “BASi”) has operated either in default of, or under forbearance arrangements with respect to, its credit agreements with Huntington National Bank (“Huntington Bank”), as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Effective October 31, 2016, we entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (the “Fourth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fourth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until January 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The Company continues to pursue liquidity alternatives, including but not limited to, the potential disposition of certain of its assets and the sale of its West Lafayette facilities. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top line growth initiatives. Management also has been, and continues to be, actively engaged in more effectively controlling operating costs in the short-term as we strive for long-term stabilization. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

General

The Company is an international contract research organization providing drug discovery and development services and analytical instruments. Our mission is to provide drug developers with superior scientific research and innovative analytical instrumentation, which saves time, saves money, and saves lives, to bring revolutionary new drugs to market quickly and safely. Our strategy is to provide services that will generate high-quality and timely data in support of new drug approval or use expansion. Our customers and partners include pharmaceutical, biotechnology, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help customers and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our customers' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development instruments, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years since its formation as a corporation organized in Indiana in 1974.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations ("CROs") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

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

Trends Affecting the Drug Discovery and Development Industry

Our services and products are marketed globally to pharmaceutical, medical research and biotechnology companies and institutions (academic and governmental) engaged in drug research and development. The research services industry is highly fragmented among many niche vendors led by a small number of larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our services and products may have distinctly different customers (often separate divisions in a single large pharmaceutical company) and requirements. We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to maintain reduced internal resources in favor of variable models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs. We believe that our customers are facing increased pressure to outsource facets of their research and development activities and that the following factors will increase customer outsourcing.

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

Contract Research Services

The contract research services segment provides screening and pharmacological testing, preclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the contract research services segment were $15.9 million for fiscal 2016. The following is a description of the services provided by our contract research services segment:

•	Product Characterization, Method Development and Validation: Analytical methods, primarily performed in West Lafayette, Indiana, determine potency, purity, chemical composition, structure and physical properties of a compound. Methods are validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support.

•	Bioanalytical Testing: We analyze specimens from preclinical and clinical trials to measure drug and metabolite concentrations in complex biological matrices. Bioanalysis is performed at our facilities in West Lafayette, Indiana.

•	Stability Testing: We test stability of drug substances and formulated drug products and maintain secure storage facilities in West Lafayette, Indiana to establish and confirm product purity, potency and shelf life. We have validated controlled-climate GMP (Good Manufacturing Practices) systems in place, and the testing capability to complete most stability programs.

•	In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Those services are performed in customized facilities in West Lafayette and Evansville, Indiana using our robotic Culex® APS (Automated Pharmacology System).

•	Preclinical and Pathology Services: We provide pharmacokinetic and safety testing in studies ranging from acute safety monitoring of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana site.

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

Revenues for our products segment were $4.5 million for fiscal 2016. We offer two (2) principal product lines: Analytical Products and In vivo Sampling Products. In addition, we continue to service our Vetronics’ Products line. The following is a brief description of the products offered:

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

Customers

We have regularly provided our services and/or products to most of the top 25 pharmaceutical companies in the world, as ranked by the number of research and development projects. Approximately 9% of our revenues are generated from customers outside of North America.

We balance our business development effort between large pharmaceutical developers and smaller drug development companies.

In fiscal 2016 our Services group continued its presence at several important existing customers. In fiscal 2016, one customer accounted for approximately 14.0% of total sales and 13.2% of total trade accounts receivable at September 30, 2016. In fiscal 2015 this customer accounted for approximately 4.0% of total sales and 19.4% of total trade accounts receivable at September 30, 2015. The customer discussed is included in our Services segment. There can be no assurance that our business will move away from dependence upon a limited number of customer relationships.

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

As of September 30, 2016, we had 5 employees on our global sales and marketing staff. We have a network of 16 established distributors covering Japan, the Pacific Basin, South America, the Middle East, India, South Africa and Eastern Europe. All of our distributor relationships are managed from the corporate headquarters in West Lafayette, Indiana.

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

Government Regulation

We are subject to various regulatory requirements designed to ensure the quality and integrity of our data and products. These regulations are promulgated primarily under the Federal Food, Drug and Cosmetic Act, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), and Good Clinical Practice ("GCP") guidelines administered by the FDA. The standards of GLP, GMP, and GCP are required by the FDA and by similar regulatory authorities around the world. These guidelines demand rigorous attention to employee training; detailed documentation; equipment validation; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company. Material violation of GLP, GMP, or GCP guidelines could result in regulatory sanctions and, in severe cases, could also result in a discontinuance of selected operations.  We have been audited, on a routine basis, by the FDA seventeen times. The FDA has visited twelve times in West Lafayette and five times at the Evansville location. Of the seventeen FDA audits, eleven were without findings.  Where the FDA had findings, which have not been significant to our operations, we have taken actions to address the findings.

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

We use 21 CFR Part 11 (FDA guidelines on electronic records and electronic signatures that define the criteria under which electronic records and electronic signatures are considered to be trustworthy, reliable and equivalent to paper records).  Our contract research operations were compliant with applicable US FDA regulations (including 21 CFR Part 11) in our analytical, bioanalytical, toxicology, lab information management, and document management systems.  Systems compliant with 21 CFR Part 11 were formally validated and released for use in regulated studies.

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

Research and Development

In fiscal 2016 and 2015, we spent $496 thousand and $715 thousand, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

We currently hold four U.S. federally registered trademarks. We also have two issued U.S. patents on the Dried Blood Spot (DBS) sampling card for the Culex® Automated Blood Sampling Instrumentation. There are also pending international patent applications for this technology in Japan, Canada, and Europe. Additionally, we have three issued U.S. patents and one pending application for the No Blood Waste technology for the Culex® instrument. There are thirteen issued international patents for this technology in Europe, Japan and Canada. There are two additional issued U.S. patents and fifteen issued international patents in Germany, Denmark, Europe, Spain, France, Great Britain, Japan, Sweden, and Switzerland relating to the Raturn® technology which can be used with the Culex® system; two issued U.S. patents and one issued Canadian patent relating to pinch valve technology; one pending U.S. patent application and thirteen pending international patent applications in Canada, Japan and Europe relating to a tube assembly system that could potentially be used in the Culex® system.

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

Employees

At September 30, 2016, we had 145 full-time employees and 6 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table illustrates information concerning the persons who currently serve as our executive officers. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position

Jill Blumhoff	40	Chief Financial Officer, Vice President-Finance

Philip A. Downing	46	Vice President, Preclinical Services

Dr. James S. Bourdage	64	Vice President, Bioanalytical Operations

Jill Blumhoff joined the Company as Assistant Controller on October 7, 2007 and thereafter was promoted to positions of greater responsibility in the Accounting and Finance area including Director of Financial Reporting and Director of Finance and IT until reaching her present position of Chief Financial Officer and Vice President of Finance on May 11, 2016. She has been responsible for all aspects of financial reporting and disclosure as well as leading the Company’s efforts in building the financial support structure at BASi. Ms. Blumhoff held various roles of increasing levels of responsibility in financial reporting and analysis at Wabash National Corporation after beginning her career at Ernst & Young LLP. Ms. Blumhoff received a Bachelor of Science degree in accounting from the University of the Illinois at Urbana-Champaign in 1998.

Philip A. Downing joined the Company as an Analytical Chemist on November 3, 1997 and has over 22 years of pharmaceutical experience in drug discovery, toxicology/non-clinical and clinical research. Traditionally trained as a bioanalytical chemist, Mr. Downing joined BASi® as an analytical chemist in 1997, rapidly moving into leadership positions such as Director of Analytical Services, General Manager, and Sr. Director of Preclinical until reaching his present position as Vice President of Preclinical Services in March of 2015. Prior to BASi®, Mr. Downing worked at GFi Pharmaceuticals (now Covance Labs – Clinical Division) as an Analytical Scientist and RSO designing and validating radiolabeled and non-radiolabeled assays used to support clinical ADME studies. Mr. Downing earned a Bachelor’s Degree in Chemistry and Biology from Indiana University and is a member of the Society of Toxicology, American College of Toxicology and the American Chemical Society.

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

In November 2016, our Chief Executive Officer and President resigned. Our Board of Directors has prioritized identifying a successor Chief Executive Officer and President, but we cannot assure that a successor will be named in a timely manner, if at all.

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

BASi Investor Relations,

Attn: Jill Blumhoff

2701 Kent Avenue, West Lafayette, IN 47906 USA

Phone 765-463-4527, Fax 765-497-1102, ir@basinc.com

ITEM 1A – RISK FACTORS

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

We are currently operating under a Forbearance Agreement with Huntington Bank.

During fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Effective October 31, 2016, we entered into the Fourth Forbearance Agreement with Huntington Bank. Pursuant to the Fourth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until January 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. The bank’s exercise of any of these alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

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

The fact that we have recently operated in default of, and currently operate under a forbearance arrangement with respect to, our credit agreements with Huntington Bank is likely to cause our customers and vendors to seek financial assurances from us before they are willing to continue doing business with us and they may instead choose to do business with our competitors. These circumstances may result in increased costs of our operations, thereby adversely affecting our results of operations. In addition, we may incur significant expenses in order to address our credit issues.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the current forbearance period. To resolve our credit issues, among other initiatives, we may explore the sale of certain assets. Any such sales would likely require cooperation from Huntington Bank, given the collateral and other restraints imposed by our credit arrangements. We cannot provide assurance that the terms of effectuated sales would favor us or how the loss of sold assets might impact our operations going forward.

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

We cannot provide assurance that we will be able to satisfy our cash requirements from cash provided by operating activities on a go-forward basis. If our working capital needs and capital expenditure requirements exceed cash provided by operating activities, then we may again look to our cash balance and committed credit lines, if any, to satisfy those needs. The term of our Fourth Forbearance Agreement ends on January 31, 2017, after which, or sooner should we default on the Fourth Forbearance Agreement, Huntington Bank may refrain from making additional advances under our revolving loan. In addition, alternative financing sources may hesitate to enter into credit arrangements with us due in part to real and/or perceived difficulties in achieving revenue growth.

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

We have recently lost, and may continue to lose, key personnel, which could adversely affect our business.

Since the end of fiscal 2016, we have experienced turnover in management, including the resignation of our Chief Executive Officer and President in November 2016. Our Board of Directors has prioritized identifying a successor Chief Executive Officer and President, but we cannot assure that a successor will be named in a timely manner, if at all.

Our ability to rectify our liquidity issues and our success in general depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel, including the recent loss of our Chief Executive Officer and President, could adversely affect our business. Also, because of the nature of our business, our success is dependent upon our ability to attract, train, manage and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

Our former President and Chief Executive Officer’s expectation of severance compensation could have a material adverse effect on our financial condition.

In connection with our former Chief Executive Officer and President’s resignation, her attorney provided a letter to Company’s counsel, which indicates that she believes her resignation to be for "good reason" under the terms of her employment agreement and her expectation of severance compensation commensurate therewith. The Company disagrees with the characterization of the events set forth in the letter, and disagrees that our former Chief Executive Officer and President has met the requirements under her employment agreement to resign for "good reason." Nonetheless, costs incurred to resolve this matter and any severance compensation the Company becomes obligated, or otherwise determines, to pay, could have a material adverse effect on our financial condition.

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

Six customers accounted for approximately 38% of our total revenue in fiscal 2016 and approximately 23% of our total revenues in fiscal 2015. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant customers or projects in any one period may not continue to be significant customers or projects in other periods. In any give n year, there is a possibility that a single pharmaceutical company may account for a significant percentage of our total revenue or that our business may be dependent on one or more large projects. Since we do not have long-term contracts with most of our customers, the importance of a single customer may vary dramatically from year to year as projects end and new projects begin. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer's ability to stay in business and make timely payments to us.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial statements. Moreover, we must maintain effective disclosure controls and procedures in order to provide reasonable assurance that the information required to be reported in our periodic reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or persons performing equivalent functions), as appropriate to allow timely decisions regarding required disclosure. If we are unable to maintain effective internal controls over financial reporting or disclosure controls and procedures or remediate any material weakness, it could result in a material misstatement of our consolidated financial statements that would require a restatement or other materially deficient disclosures, investor confidence in the accuracy and timeliness of our financial reports and other disclosures may be adversely impacted, and the market price of our common shares could be negatively impacted.

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

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or another reputable stock exchange, it may be more difficult for the Company's shareholders to sell their securities.

NASDAQ requires listing issuers to comply with certain standards in order to remain listed on its exchange. On December 1, 2016, the Company received a letter from the NASDAQ Listing Qualification Department (the “Letter”) stating that the Company has failed to maintain at least a $1.00 minimum bid price for its common shares (the “Minimum Bid Requirement”) as required for continued listing of the Company’s common shares on the NASDAQ Capital Market. The Letter further stated that, under the listing rules, the Company has until May 30, 2017 to regain compliance with the Minimum Bid Requirement. If, at any time on or prior to May 30, 2017, the bid price of the common shares closes at $1.00 or more for a minimum of 10 consecutive business days, the Company will be in compliance with the Minimum Bid Requirement. The Company intends to actively evaluate and monitor the bid price for its common shares between now and May 30, 2017, and to consider the implementation of various options available to the Company if its common shares do not trade at a level that is likely to regain compliance. If the Company’s minimum bid does not increase to $1.00 per share or more for 10 consecutive business days on or prior to May 30, 2017, the Company could be delisted from the NASDAQ Capital Market, in which case our common shares may be traded over-the-counter.

If, for any reason, including those discussed above, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

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

There is no public market for the Series A preferred shares.

There is no established public trading market for the Series A preferred shares that were sold May 11, 2011, and we do not expect a market to develop. In addition, we have not and do not intend to apply to list the Series A preferred shares on any securities exchange. Without an active market, the liquidity of these securities is limited.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We operate in the following locations, all of which we own, except as otherwise indicated:

•             Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 120,000 total square feet of operations, manufacturing, administrative space and leased space, which is approximately 50,000 square feet of the total. Both the contract research services segment and the products segment conduct operations at this facility. The building has been financed by mortgages.

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

ITEM 3 – LEGAL PROCEEDINGS

We currently do not have any material pending legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2016, our common shares were traded on the NASDAQ Capital Market under the symbol “BASi”. The following table sets forth the quarterly high and low sales price per share of our common shares from October 1, 2014 through September 30, 2016.

	High	Low
Fiscal Year Ended September 30, 2015
First Quarter	$2.51	$2.05
Second Quarter	2.25	1.88
Third Quarter	2.19	1.84
Fourth Quarter	1.98	1.30

Fiscal Year Ended September 30, 2016
First Quarter	$1.73	$1.38
Second Quarter	1.60	1.04
Third Quarter	1.25	0.92
Fourth Quarter	1.40	1.09

Holders

There were approximately 2,700 holders of record of our common shares as of December 22, 2016.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2016 or 2015 and do not anticipate paying cash dividends in the foreseeable future. Dividends paid on our Series A preferred shares are discussed in Note 4 to the Notes to Consolidated Financial Statements.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

[Remainder of page intentionally left blank.]

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

Credit Facility

During fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank, as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Effective October 31, 2016, we entered into the Fourth Forbearance Agreement with Huntington Bank. Pursuant to the Fourth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until January 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The Company continues to pursue liquidity alternatives, including but not limited to, the potential disposition of certain of its assets and the possible sale of its West Lafayette facilities. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top line growth initiatives. Management also has been, and continues to be, actively engaged in more effectively controlling operating costs in the short-term as we strive for long term stabilization. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market appeal, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations ("CROs") have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

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

Executive Summary

As noted above, during fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to our credit arrangements with Huntington Bank. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.”

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry.” In fiscal 2016, we experienced a 10.4% decrease in revenues in our Services segment and an 8.4% decrease in revenues for our Products segment as compared to fiscal 2015. Our Service revenue was negatively impacted by fewer bioequivalence studies and a mix shift favoring method development and validation projects as well as a lower number of samples analyzed in fiscal 2016 versus fiscal 2015. The turnover in the business development personnel during fiscal 2015 and 2016 contributed to the decline in bioequivalence studies and new large sample analysis projects. The revenue decline in our Product segment was mainly due to lower sales of our analytical instruments and lower sales of new instruments in our Culex®, in vivo sampling product line as compared to the prior fiscal year.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In fiscal 2016, total revenues decreased 9.9%, gross profit decreased 40.9% and operating expenses were higher by 13.5% as compared to fiscal 2015. The reduction in gross profit was mainly impacted by the lower Service revenue in the current fiscal year resulting in decreased absorption of fixed costs. The increase in operating expenses is due primarily to the $971 goodwill impairment discussed in the Critical Accounting Policies below offset slightly by a full year of lease rental income in fiscal 2016 compared to the same period last year as well as a bad debt expense in fiscal 2015 that did not recur in fiscal 2016. The decline in sales and lower gross margins contributed to the reported operating loss of $3,040 for fiscal 2016 compared to operating income of $909 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the fiscal year ended September 30, 2016, see “Results of Operations – 2016 Compared to 2015 below.

As of September 30, 2016, we had $386 of cash and cash equivalents as compared to $438 of cash and cash equivalents at the end of fiscal 2015. In fiscal 2016, we generated $1,060 in cash from operations as compared to $2,104 in fiscal 2015. Total capital expenditures decreased in fiscal 2016 to $1,256, down from $1,467 in fiscal 2015.

In January 2015, we entered into a lease agreement with Cook Biotech, Inc. to generate additional cash flow from underutilized space. The initial term of the lease is approximately nine years and 11 months for 50,730 square feet of office, manufacturing and warehouse space located at the Company’s headquarters. We do not believe the lease will materially impact the Company’s business or service capabilities over the foreseeable future. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term. Capital improvements of approximately $800 were made to relocate manufacturing and update our office and meeting space. The relocation and associated improvements helped to create a more lean manufacturing process. The Company accounts for rental payments received as a reduction in general and administrative expense.

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.  While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are also dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and wisely employ our liquidity position. Refer to Note 2, Management’s Plan, for further information regarding the Company’s plan to address current operations.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2016	2015

Services revenue	77.9%	78.3%
Products revenue	22.1	21.7
Total revenue	100.0%	100.0%

Cost of services revenue (a)	83.9	70.5
Cost of products revenue (a)	58.9	54.5
Total cost of revenue	78.4	67.0

Gross profit	21.6	33.0

Operating expenses	36.5	29.0

Operating (loss) income	(14.9)	4.0

Other income (expense)	(1.0)	0.9

Income (loss) before income taxes	(15.9)	4.9

Income tax benefit (expense)	0.1	(0.1)

Net (loss) income	(15.8)%	4.8%

(a)	Percentage of service and product revenues, respectively.

2016 Compared to 2015

Services and Products Revenues

Revenues for the year ended September 30, 2016 decreased 9.9% to $20,441 compared to $22,698 for the year ended September 30, 2015.

Our Services revenue decreased 10.4% in fiscal 2016 to $15,924 compared to $17,768 for the prior fiscal year. Preclinical services revenues increased slightly due to an increase in the number of canine and monkey studies from the prior year. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenues due to fewer bioequivalence studies in fiscal 2016 versus fiscal 2015. Bioanalytical analysis revenues declined 21.6% due to fewer samples received and analyzed in fiscal 2016 plus an increase in method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Fiscal Year Ended September 30,
	2016	2015	Change	%
Bioanalytical analysis	$5,273	$6,727	$(1,454)	-21.6%
Preclinical services	9,948	9,791	157	1.6%
Other laboratory services	703	1,250	(547)	-43.8%
	$15,924	$17,768	$(1,844)

Sales in our Products segment decreased 8.4% from $4,930 to $4,517 when compared to the prior fiscal year. The decline stems from lower sales of consumables associated with our Culex®, in vivo sampling systems along with lower sales of analytical instruments slightly offset by an increase in hardware maintenance and service revenue versus the same period one year ago.

	Fiscal Year Ended September 30,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$2,001	$2,232	$(231)	-10.3%
Analytical instruments	1,698	1,953	(255)	-13.1%
Other instruments	818	745	73	9.8%
	$4,517	$4930	$(413)

Cost of Revenue

Cost of revenue for the year ended September 30, 2016 was $16,016 or 78.4% of revenue compared to $15,209 or 67.0% of revenue for the prior fiscal year.

Cost of Services revenue as a percentage of Services revenue increased to 83.9% in the current fiscal year from 70.5% in the prior fiscal year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Services segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues lead to increases in costs as a percentage of revenue. In addition, due to the timing of certain studies, we incurred higher scientific professional services in fiscal 2016 versus fiscal 2015. Further, costs were lower in fiscal 2015 due to an early termination of a preclinical services project. Because of the early termination, certain costs related to the completion of the projects were reduced or eliminated.

Cost of Products revenue as a percentage of Products revenue in the current fiscal year increased to 58.9% from 54.5% in the prior fiscal year. This increase is mainly due to a change in the mix of products sold in the current fiscal year as well as increased raw material costs and lean initiatives completed in fiscal 2016.

Operating Expenses

Selling expenses for the year ended September 30, 2016 increased by 1.5% to $1,417 from $1,396 for the year ended September 30, 2015. This increase stems from slightly higher costs associated with the Company’s presentations and attendance at tradeshows in fiscal 2016.

Research and development expenses for the year ended September 30, 2016 decreased 30.6% to $496 from $715 for the year ended September 30, 2015. The decrease was primarily due to lower utilization of outsourced professional engineering services, partially offset by the addition of engineering personnel.

General and administrative expenses for the current fiscal year decreased 9.7% to $4,581 from $5,074 for the prior fiscal year. The principal reason for the decrease in fiscal 2016 was the provision for bad debt of $505 in fiscal 2015 that did not recur plus additional building rental income of $286, which was deducted from general and administrative expense, partially offset by increased medical, recruiting and consulting expenses in fiscal 2016.

Operating expenses for fiscal 2015 were favorably impacted by a mediation settlement from a service provider as described in Note 14 to the consolidated financial statements, which reduced operating expenses by $605, net of legal expenses for fiscal 2015.

We performed our annual goodwill impairment test as of September 30, 2016, the end of our fiscal year. The estimated fair value of our Bioanalytical Services reporting unit was less than its related book value and we determined that its goodwill balance was impaired. In late fiscal 2015, we began to experience a declining revenue pattern resulting from a smaller percentage of quotes accepted in this reporting unit due in part to staff turnover in our Business Development group. Accordingly, step two of the goodwill impairment test was completed for the Bioanalytical Services reporting unit which resulted in an impairment charge totaling $971 in the fourth quarter of fiscal 2016. There was no indication of impairment for the Preclinical Services reporting unit as of September 30, 2016.

Other Income/Expense

Other income, net, was expense of $204 for the year ended September 30, 2016 as compared to income of $205 for the year ended September 30, 2015. The primary reason for the change in expense was due to a smaller decrease in the fair value of the warrant liability in 2016 compared to the prior year. Also, interest expense increased $111 or 39% in fiscal 2016 compared to fiscal 2015 due to increased use of the line of credit and the charges associated with the forbearance agreements.

Income Taxes

Our effective tax rate for the year ended September 30, 2016 was 0.4% compared to 1.4% for the prior fiscal year. The current year expense primarily relates to state income taxes and a true-up adjustment for alternative minimum taxes from the prior year. No net benefits have been provided on taxable losses in the current fiscal year.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have $1,000 reserved for UK lease related costs at September 30, 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were written off.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At September 30, 2016, we had cash and cash equivalents of $386 compared to $438 at September 30, 2015.

Net cash provided by operating activities was $1,060 for the year ended September 30, 2016, compared to net cash provided by operating activities of $2,104 for the year ended September 30, 2015. A net loss in fiscal 2016 compared to net income in fiscal 2015 contributed to the decrease in cash provided by operating activities. Other contributing factors to our cash from operations in fiscal 2016 were noncash charges of $1,556 for depreciation and amortization, $971 for goodwill impairment and $45 for stock option expense as well as a decrease in accounts receivable of $1,639 and an increase in accounts payable of $1,122. These factors were partially offset, among other items, by a decrease in accrued expenses of $621 and a decrease in customer advances of $300. Days’ sales in accounts receivable decreased to 40 days at September 30, 2016 from 73 days at September 30, 2015 due to timelier customer payments and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for fiscal 2015 are non-cash charges of $1,437 for depreciation and amortization and $79 for stock option expense. Working capital changes in fiscal 2015 included an increase in customer advances of $424, an increase in accounts receivable of $579 and a decrease in inventory of $98.

Investing activities used $1,256 in fiscal 2016 due to capital expenditures as opposed to $1,434 in fiscal 2015. The investing activity in fiscal 2016 consisted of investments in computing infrastructure, building improvements and equipment. The investing activity in fiscal 2015 consisted of investments in computing infrastructure, building improvements and equipment replacement.

Financing activities provided $143 in fiscal year 2016 as compared to $1,213 used in fiscal 2015. The main source of cash in fiscal 2016 was net borrowings on our line of credit of $1,272 offset by capital lease payments of $278, net payments on our long-term debt of $786 and payment of debt issuance costs of $68. The main uses of cash in fiscal 2015 were for net payments on our line of credit of $116, capital lease payments of $279 as well as net payments on our long-term debt of $786.

Capital Resources

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, the Agreement.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. As of June 30, 2016, the Company was not in compliance with an additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period thereunder. On September 30, 2016, the Company entered into a Third Forbearance Agreement and Fourth Amendment to Credit Agreement with Huntington Bank and on October 31, 2016, the Company entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (“Fourth Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Fourth Forbearance Agreement, Huntington Bank has agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during a forbearance period ending January 31, 2017 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company has agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to January 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, and (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests. As required under the Fourth Forbearance Agreement, the Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the current forbearance period.

The Fourth Forbearance Agreement provides for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Fourth Forbearance Agreement. The available remedies in the event of a default by the Company include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise on the security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan for $5,500 bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at September 30, 2016 and September 30, 2015 was $3,666 and $4,452, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,358 and $86 at September 30, 2016 and September 30, 2015, respectively.

Were Huntington Bank to demand payment of the outstanding debt (whether at or, in the case of a default of the Fourth Forbearance Agreement, prior to the scheduled maturity of the loans on January 31, 2017), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

As described above, on January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide the Company with additional cash in the range approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The following table summarizes the cash payments under our contractual term debt and other obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future fiscal periods (amounts in thousands). The table does not include our revolving line of credit. Additional information on the debt is described in Note 8, Debt Arrangements.

	2017	2018	2019	2020	2021	Total

Term loan	$3,666	$-	$-	$-	$-	$3,666
Capital lease obligations	126	128	69	-	-	323
Operating leases	13	12	12	11	8	56

	$3,805	$140	$81	$11	$8	$4,045

Interest Rate Swap

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this derivative transaction to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Fourth Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

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

The designation, rights, preferences and other terms and provisions of the Preferred Shares are set forth in the Certificate of Designation. The Series A preferred shares participate in any dividends payable upon our common shares on an "as converted" basis. The Class B Warrants expired in May 2012 and the Class A Warrants expired in May 2016. The Class A Warrants were accounted for as a liability using the fair value for each on the issuance date and were marked to fair value at each reporting date. The net proceeds from the sale of the units, after deducting the fees and expenses of the placement agent and other expenses were $4.6 million. We used the proceeds for the purchase of laboratory equipment and for working capital and general corporate purposes. Because the preferred dividend or make-whole payment is triggered at the option of the preferred shareholder, we recorded the dividend liability at the time of the offering close and will not have any preferred dividend liability subsequent to the fiscal quarter ended June 30, 2011.

As of September 30, 2016, 4,321 preferred shares had been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. At September 30, 2016, 1,185 preferred shares remained outstanding.

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

The discount rate, gross margin and sales growth rates are the material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2015 were Bioanalytical Services and Preclinical Services, which are both included in our contract research services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2016. There was no indication of impairment for the Preclinical Services reporting unit as of September 30, 2016. The estimated fair value of our Bioanalytical Services reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late fiscal 2015, we began to experience a declining revenue pattern resulting from a smaller percentage of quotes accepted in this reporting unit due in part to staff turnover in our Business Development group. Accordingly, step two of the goodwill impairment test was completed for the Bioanalytical Services reporting unit which resulted in an impairment charge totaling $971 in the fourth quarter of fiscal 2016. We have taken several steps that will be vital to helping drive improvement in our top line performance in this reporting unit. We will continue our focus on sales execution, operational excellence and building strategic partnerships with pharmaceutical and biotechnology companies. We will also continue to expand our marketing efforts by building on the reporting unit’s inherent strengths in specialty assay and drug discovery, and regulatory excellence.

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

At September 30, 2016 the remaining recorded goodwill was $38 compared to $1,009 at September 30, 2015.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $45 and $79 during the fiscal years ended September 30, 2016 and 2015, respectively.

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

Employee stock-based compensation expense recognized in fiscal 2016 and 2015 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of September 30, 2016 and 2015, we had a $16 liability for uncertain income tax positions, respectively.

We file income tax returns in the U.S. and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2011.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, were calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero. Similar, the Class A Warrants expired in May 2016 and the liability was reduced to zero. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability for fiscal years ended September 30, 2015 and 2016, respectively:

						Change in
	Fair Value per Share		Fair Value in $$			Fair Value
Evaluation Date	Warrant A	Warrant B	Warrant A	Warrant B	Total	(Income) Expense
9/30/2014	0.846	-	676	-	676	(160)
12/31/2014	0.696	-	556	-	556	(120)
3/31/2015	0.447	-	357	-	357	(199)
6/30/2015	0.404	-	323	-	323	(34)
9/30/2015	0.236	-	189	-	189	(134)
12/31/2015	0.124	-	100	-	100	(89)
03/31/2016	0.025	-	21	-	21	(79)
06/30/2016	-	-	-	-	-	(21)
9/30/2016	-	-	-	-	-	0

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

Building Lease

The Lease Agreement with Cook Biotech, Inc. for a portion of the Company’s headquarters facility is recorded as an operating lease with the escalating rents being recognized on a straight-line basis once the Tenant took full possession of the space on May 1, 2015 through the end of the lease on December 31, 2024. The straight line rents of $53 per month are recorded as a reduction to general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and other accounts receivable on the Consolidated Balance Sheets. The cash rent received is recorded in lease rent receivable on the Consolidated Balance Sheets. The variance between the straight line rents recognized and the actual cash rents received will net to zero by the end of the agreement on December 31, 2024.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires that an entity net its liability for unrecognized tax positions against a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward when settlement in this manner is available under the tax law. The Company adopted this guidance effective at the beginning of its 2015 fiscal year with no material effect on the consolidated financial statements.

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

In November 2014, the FASB issued new guidance in ASU No. 2014-16, “Derivatives and Hedging (Topic 815) – Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.” The guidance clarifies how current GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company adopted this guidance with no material effect on the consolidated financial statements.

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various area of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company adopted this guidance with no material effect on the consolidated financial statements.

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The effect of adopting this guidance will be to reclass $10 of debt issuance costs at September 30, 2016 to current portion of long-term debt on the consolidated balance sheet.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$386	$438
Accounts receivable
Trade, net of allowance of $565 at September 30, 2016 and $559 at September 30, 2015	1,649	2,904
Unbilled revenues and other	591	1,095
Inventories, net	1,453	1,466
Prepaid expenses	798	773
Total current assets	4,877	6,676

Property and equipment, net	16,136	15,989
Lease rent receivable	51	15
Goodwill	38	1,009
Debt issue costs, net	10	94
Other assets	27	32
Total assets	$21,139	$23,815

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,965	$1,741
Restructuring liability	1,117	1,117
Accrued expenses	1,089	1,710
Customer advances	3,114	3,414
Income taxes payable	13	30
Revolving line of credit	1,358	86
Fair value of warrant liability	—	189
Fair value of interest rate swap	35	—
Current portion of capital lease obligation	126	230
Current portion of long-term debt	3,666	786
Total current liabilities	13,483	9,303

Capital lease obligation, less current portion	198	68
Fair value of interest rate swap	—	50
Long-term debt, less current portion	—	3,666
Total liabilities	13,681	13,087

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,185 Series A shares at $1,000 stated value issued and outstanding at September 30, 2016 and September 30, 2015	1,185	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,107,558 issued and outstanding at September 30, 2016 and 8,105,007 at September 30, 2015	1,989	1,988
Additional paid-in capital	21,240	21,193
Accumulated deficit	(16,921)	(13,691)
Accumulated other comprehensive (loss) income	(35)	53
Total shareholders’ equity	7,458	10,728

Total liabilities and shareholders’ equity	$21,139	$23,815

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	For the Years Ended September 30,
	2016	2015

Services revenue	$15,924	$17,768
Products revenue	4,517	4,930
Total revenue	20,441	22,698

Cost of services revenue	13,355	12,525
Cost of products revenue	2,661	2,684
Total cost of revenue	16,016	15,209

Gross profit	4,425	7,489
Operating expenses:
Selling	1,417	1,396
Research and development	496	715
General and administrative	4,581	5,074
Mediation settlement, net	—	(605)
Impairment of goodwill	971	—
Total operating expenses	7,465	6,580

Operating (loss) income	(3,040)	909

Interest expense	(399))	(287)
Decrease in fair value of warrant liability	189	487
Other income	6	5
(Loss) income before income taxes	(3,244)	1,114

Income tax (benefit) expense	(14)	15

Net (loss) income	$(3,230)	$1,099

Other comprehensive (loss) income :	(88)	46

Comprehensive (loss) income	$(3,318)	$1,145

Basic net (loss) income per share:	$(0.40)	$0.14
Diluted net (loss) income per share:	$(0.40)	$0.07

Weighted common shares outstanding:
Basic	8,107	8,084
Diluted	8,107	8,791

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

							Accumulated
					Additional		other	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	comprehensive	shareholders'
	Number	Amount	Number	Amount	capital	deficit	income (loss)	equity
Balance at October 1, 2014	1,185	$1,185	8,075,335	$1,980	$21,154	$(14,790)	$7	$9,536

Comprehensive loss:
Net income						1,099		1,099
Other comprehensive income							46	46

Stock based compensation expense					79			79

Stock option exercise	-	-	29,672	8	(8)			-

Payment of withholding taxes from net settlement of stock based awards	-	-			(32)			(32)

Balance at September 30, 2015	1,185	$1,185	8,105,007	$1,988	$21,193	$(13,691)	$53	$10,728

Comprehensive income:
Net loss						(3,230)		(3,230)
Other comprehensive loss							(88)	(88)

Stock based compensation expense					45			45

Stock option exercise			2,551	1	2			3

Balance at September 30, 2016	1,185	$1,185	8,107,558	$1,989	$21,240	$(16,921)	$(35)	$7,458

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(3,230)	$1,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,556	1,437
Employee stock compensation expense	45	79
Decrease in fair value of warrant liability	(189)	(487)
Loss/(Gain) on sale of property and equipment	14	(7)
Provision for doubtful accounts	84	505
Impairment of goodwill	971	—
Changes in operating assets and liabilities:
Accounts receivable	1,639	(1,084)
Inventories	13	98
Income taxes payable	(17)	10
Prepaid expenses and other assets	(27)	(97)
Accounts payable	1,122	259
Accrued expenses	(621)	(132)
Customer advances	(300)	424
Net cash provided by operating activities	$1,060	2,104
Investing activities:
Capital expenditures	(1,256)	(1,467)
Proceeds from sale of equipment		33
Net cash used by investing activities	(1,256)	(1,434)

Financing activities:
Payments of long-term debt	(786)	(786)
Payments of debt issuance costs	(68)	—
Proceeds from exercise of stock options	3	—
Payment of withholding taxes from net settlement of stock based awards	—	(32)
Payments on revolving line of credit	(11,304)	(7,740)
Borrowings on revolving line of credit	12,576	7,624
Payments on capital lease obligations	(277)	(279)
Net cash provided (used) by financing activities	144	(1,213)

Net decrease in cash and cash equivalents	(52)	(543)
Cash and cash equivalents at beginning of year	438	981
Cash and cash equivalents at end of year	$386	$438

Supplemental disclosure of cash flow information:
Cash paid for interest	$312	$264
Cash paid for income taxes	$—	$4
Supplemental disclosure of non-cash financing activities:
Equipment financed under capital leases	$303	$—

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

During fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank (“Huntington Bank”), as more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility." Effective October 31, 2016, we entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (the “Fourth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fourth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until January 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. We have classified the entire term loan payable to Huntington Bank and the interest rate swap agreement with Huntington Bank as current liabilities of the Company.

2.	MANAGEMENT’S PLAN

The Company’s consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result in the event the Company’s plans, including plans to rectify our liquidity issues, are not successful. As noted above, during fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank. During recent periods, we have experienced depressed revenues as compared to historical levels. A significant portion of our costs are fixed. Thus, decreases in revenues lead to decreased margins, which in turn negatively impacts cash provided from operating activities. To supplement cash from operating activities, we have recently relied, and may in the future rely, on our cash balance and supplemental funds from our credit arrangements. The Company’s liquidity circumstances, including the potential inability to find replacement financing, raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

We cannot provide assurance that we will be able to satisfy our cash requirements from cash provided by operating activities on a go-forward basis. If our working capital needs and capital expenditure requirements exceed cash provided by operating activities, then we may again look to our cash balance and committed credit lines, if any, to satisfy those needs. The term of our Fourth Forbearance Agreement ends on January 31, 2017, after which, or sooner should we default on the Fourth Forbearance Agreement, Huntington Bank may refrain from making additional advances under our revolving loan. In addition, alternative financing sources may hesitate to enter into credit arrangements with us due in part to real and/or perceived difficulties in achieving revenue growth.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The Company continues to pursue liquidity alternatives, including but not limited to, the potential disposition of certain of its assets and the possible sale of its West Lafayette facilities. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top line growth initiatives. Management also has been, and continues to be, actively engaged in more effectively controlling operating costs in the short-term as we strive for long term stabilization. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

In addition, we are taking steps to strengthen our leadership team including the pursuit of a new Chief Executive Officer.  Strengthening the overall leadership team represents an important step forward in the Company’s continuing program to build a management team with the depth, experience and dedication to position the Company to deliver profitable growth over the long-term.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

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

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2016, we did not have any cash accounts that exceeded federally insured limits.

(d)	Accounts Receivable

We perform periodic credit evaluations of our customers’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to customers. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific customer circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $565 and $559 at September 30, 2016 and 2015, respectively. A summary of activity in our allowance for doubtful accounts is as follows:

	Fiscal year ended September 30,
	2016	2015

Opening balance	$559	$54
Charged to expense	84	505
Accounts recovered	(25)	—
Accounts written off	(53)	—
Ending balance	$565	$559

(e)	Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. We evaluate inventories on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. A summary of activity in our inventory obsolescence is as follows for the years ended September 30, 2016 and 2015:

	Fiscal year ended September 30,
	2016	2015

Opening balance	$301	$299
Provision for slow moving and obsolescence	21	45
Write-off of obsolete and slow moving inventory	(34)	(43)
Closing balance	$288	$301

(f)	Property and Equipment

We record property and equipment at cost, including interest capitalized during the period of construction of major facilities. We compute depreciation, including amortization on capital leases, using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Expenditures for maintenance and repairs are expensed as incurred unless the life of the asset is extended beyond one year, which would qualify for asset treatment. Depreciation expense was $1,398 in fiscal 2016 and $1,402 in fiscal 2015. Property and equipment, net, as of September 30, 2016 and 2015 consisted of the following:

	2016	2015

Land and improvements	$1,043	$923
Buildings and improvements	21,943	21,347
Machinery and equipment	18,568	17,946
Office furniture and fixtures	645	640
Construction in progress	603	832
	42,802	41,688
Less: accumulated depreciation	(26,666)	(25,699)
Net property and equipment	$16,136	$15,989

(g)	Long-Lived Assets including Goodwill

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

The discount rate, gross margin and sales growth rates are material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting units with goodwill at September 30, 2015 were bioanalytical services and preclinical services, which are both included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

We performed our annual goodwill impairment test for all reporting units mentioned above at September 30, 2016. There was no indication of impairment for the Preclinical Services reporting unit as of September 30, 2016. The estimated fair value of our Bioanalytical Services reporting unit was less than its related book value and we determined that its goodwill balance was impaired. This was a result of the rates of growth, earnings and cash flow expectations for future performance that were below the Company’s previous projections. In late fiscal 2015, we began to experience a declining revenue pattern resulting from a smaller percentage of quotes accepted in this reporting unit due in part to staff turnover in our Business Development group that we were unable to reverse in fiscal 2016. Accordingly, step two of the goodwill impairment test was completed for the Bioanalytical Services reporting unit which resulted in an impairment charge totaling $971 in the fourth quarter of fiscal 2016.

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

At September 30, 2016 the remaining recorded goodwill was $38 compared to $1,009 at September 30, 2015. The changes in the carrying amount of goodwill for the year ended September 30, 2016, are as follows:

	Bioanalytical Services	Preclinical Services	Total
Balance as of October 1, 2015	$971	$38	$1,009

Impairment loss	(971)	-	(971)

Balance as of September 30, 2016	$-	$38	$38

We amortize costs of patents and licenses, which are included in other assets on the Consolidated Balance Sheets. For the fiscal years ended September 30, 2016 and 2015, the amortization expense associated with these was $5 and $7, respectively.

(h)	Advertising Expense

We expense advertising costs as incurred. Advertising expense was $14 and $16 for the years ended September 30, 2016 and 2015, respectively.

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

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, are calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. Class A Warrants expired in May 2016 and the liability was reduced to zero. The assumptions used to compute the fair value of the Class A Warrants at September 30, 2015 was as follows:

September 30, 2015

Risk-free interest rate	0.14%
Dividend yield	0.00%
Volatility of the Company's common shares	65.03%
Expected life of the warrants (years)	0.6

Fair value per unit	$0.236

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

The following table summarizes fair value measurements by level as of September 30, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

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

In fiscal 2016 and 2015, we incurred $496 and $715, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. We expense research and development costs as incurred.

(n)	Interest Rate Swap

The Company uses an interest rate swap designated as a cash flow hedge to fix 60% of the Huntington debt due to mitigate changes in interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (AOCI) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swap match the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued and we reclassify gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The balance in AOCI at September 30, 2016 and 2015 was ($35) and $53, respectively.

(o)	Debt issuance costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis, which approximates the effective interest method. The Company believes the difference between the straight-line basis and the effective interest method is not material to the consolidated financial statements. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt.

(p)	Reclassifications

Certain amounts in the fiscal 2015 consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation without affecting previously reported net income or stockholders’ equity.

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

In November 2014, the FASB issued new guidance in ASU No. 2014-16, “Derivatives and Hedging (Topic 815) – Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.” The guidance clarifies how current GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company adopted this guidance with no material effect on the consolidated financial statements.

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various area of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company adopted this guidance with no material effect on the consolidated financial statements.

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company is required to adopt the guidance in the first quarter of fiscal 2017. Early adoption is permitted. The amendments should be applied retrospectively with the adjusted balance sheet of each individual period presented, in order to reflect the period-specific effects of applying the new guidance. The effect of adopting this guidance will be to reclass $10 of debt issuance costs at September 30, 2016 to current portion of long-term debt on the consolidated balance sheet. In July 2015, the FASB issued an amendment to the accounting guidance related to the measurement of inventory. The amendment revises inventory to be measured at lower of cost and net realizable value from lower of cost or market. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. This guidance will be effective prospectively for the first quarter of fiscal 2018, with early application permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86. As of September 30, 2016, 4,321 preferred shares have been converted into 2,564,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. As of September 30, 2016, 577,897 warrants have been exercised. At September 30, 2016, 1,185 preferred shares remained outstanding. All dividends have been paid according to the agreement.

The following table summarizes the change in the estimated fair value of the Company’s Class A warrants as of September 30 (in thousands):

	2016	2015
Balance at beginning of year	$189	$676
Fair value of Class A warrants exercised	—	—
Decrease in fair value of Class A warrants	(189)	(487)
Balance at end of year	$—	$189

For the years ended September 30, 2016 and 2015, the Company recognized income of $189 and $487, respectively, due to the change in the estimated fair value of the Company’s warrants. This income was recorded as a decrease in fair value of warrant liability on the Company’s consolidated statements of operations and comprehensive income (loss) for the respective periods.

5.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 209 vested options and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the year ended September 30, 2016, because they were anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Years Ended September 30,
	2016	2015
Basic net income (loss) per share:
Net (loss) income applicable to common shareholders	$(3,230)	$1,099
Weighted average common shares outstanding	8,107	8,084
Basic net (loss) income per share	$(0.40)	$0.14

Diluted net income (loss) per share:
Net (loss) income applicable to common shareholders	$(3,230)	$1,099
Change in fair value of warrant liability	—	(487)
Diluted net (loss) income applicable to common shareholders	$(3,230)	$612

Weighted average common shares outstanding	8,107	8,084
Plus: Incremental shares from assumed conversions:
Series A preferred shares	—	593
Class A warrants	—	4
Dilutive stock options/shares	—	110
Diluted weighted average common shares outstanding	8,107	8,791
Diluted net (loss) income per share	$(0.40)	$0.07

6.	INVENTORIES

Inventories at September 30 consisted of the following:

	2016	2015
Raw materials	$1,190	$1,112
Work in progress	267	247
Finished goods	284	408
	$1,741	$1,767
Obsolescence reserve	(288)	(301)
	$1,453	$1,466

7.	LEASE ARRANGEMENTS

The total amount of equipment capitalized under capital lease obligations as of September 30, 2016 and 2015 was $6,195 and $5,892, respectively. Accumulated amortization on capital leases at September 30, 2016 and 2015 was $5,880 and $5,623, respectively. Amortization of assets acquired through capital leases is included in depreciation expense.

In fiscal 2016, we had two new capital lease additions of $303 for laboratory software at our West Lafayette facility. Future minimum lease payments on capital leases at September 30, 2016 for the next five years are as follows:

	Principal	Interest	Total

2017	$126	$14	$140
2018	128	7	135
2019	70	1	71
2020	—	—	—
2021	—	—	—
	$324	$22	$346

We lease office space and equipment under non-cancelable operating leases that terminate at various dates through 2019. Certain of these leases contain renewal options. Total rental expense under these leases was $96 and $82 in fiscal 2016 and 2015, respectively. The UK building lease discussed in Note 13 expires in 2023 but includes an opt out provision after 7 years, which occurred in our fourth fiscal quarter of 2015 and was exercised.

Future minimum lease payments, exclusive of rent related to the UK restructuring discussed in Note 13, for the following fiscal years under operating leases at September 30, 2016 are as follows:

2017	$13
2018	12
2019	12
2020	11
2021	8
$56

We lease a portion of our headquarters’ building in West Lafayette, Indiana to Cook Biotech, Inc. (Tenant) as part of the Lease Agreement signed in January 2015. The Lease Agreement has an initial term ending December 31, 2024 with escalating rents each year. The Tenant took full possession of the space on May 1, 2015. We recognize the escalating rents on a straight-line basis as a reduction to general and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and lease rent receivable on the Consolidated Balance Sheets. The cash rent received is recorded to the customer account and as a reduction to the other accounts receivable on the Consolidated Balance Sheets. The variance between the straight line rents recognized and the actual cash rents received will net to zero in other accounts receivable by the end of the agreement on December 31, 2024. As of September 30, 2016, the rents recognized amounted to $901 and cash rent received amounted to $850. Future rental income recognized and cash rents received for the next five years are as follows:

	Straight line rents to be recognized	Cash rent to be received
2017	$636	$600
2018	636	609
2019	636	621
2020	636	633
2021	636	646
	$3,180	$3,109

8.	DEBT ARRANGEMENTS

Long-term debt consisted of the following at September 30:

	2016	2015

Term loan payable to a bank, payable in monthly principal installments of $65. Interest is variable at LIBOR plus 325 basis points, which was 3.4 % at September 30, 2016. Collateralized by underlying property. Due January 31, 2017.	$3,666	$4,452

Less: Current portion	3,666	786

Long term total	$—	$3,666

Cash interest payments of $312 and $264 were made in 2016 and 2015, respectively. The following table summarizes the annual principal payments under our term loan:

	2017	2018	2019	2020	Total

Term loan	$3,666	$—	$—	$—	$3,666

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 we have operated either in default of, or under forbearance arrangements with respect to, the Agreement.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (“Forbearance Agreement”) with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. As of June 30, 2016, the Company was not in compliance with an additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period thereunder. On September 30, 2016, the Company entered into a Third Forbearance Agreement and Fourth Amendment to Credit Agreement with Huntington Bank (“Third Forbearance Agreement”) and on October 31, 2016, the Company entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (“Fourth Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Fourth Forbearance Agreement, Huntington Bank has agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during a forbearance period ending January 31, 2017 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company has agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to January 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, and (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests. As required under the Fourth Forbearance Agreement, the Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the current forbearance period.

The Fourth Forbearance Agreement provides for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Fourth Forbearance Agreement. The available remedies in the event of a default by the Company include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise on the security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at September 30, 2016 and September 30, 2015 was $3,666 and $4,452, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. The revolving loan balance was $1,358 and $86 at September 30, 2016 and September 30, 2015, respectively.

Were Huntington Bank to demand payment of the outstanding debt (whether at or, in the case of a default of the Fourth Forbearance Agreement, prior to the scheduled maturity of the loans on January 31, 2017), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and were being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. In connection with the Forbearance Agreement, we escalated the recognition of the remaining $94 from the original issuance costs to interest expense and incurred $41 of additional costs which were amortized during the third fiscal quarter of 2016, or the period covered by the Forbearance Agreement. We incurred $18 of costs which were amortized during the fourth fiscal quarter of 2016 from the Second Forbearance Agreement. We incurred $10 of costs on September 30, 2016 related to the Third Forbearance that will be amortized in the first quarter of fiscal 2017. For the fiscal years ended September 30, 2016 and 2015, we amortized $153 and $28, respectively, into interest expense on the consolidated statements of operations and comprehensive (loss) income. These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of September 30, 2016 and September 30, 2015, the unamortized portion of debt issuance costs related to the credit facility was $10 and $94, respectively, and was included in Debt issue costs, net on the consolidated balance sheets.

Interest Rate Swap

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Fourth Forbearance Agreement amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

9.	INCOME TAXES

Significant components of our deferred tax assets and liabilities as of September 30 are as follows:

	2016	2015
Deferred tax assets:
Inventory	$209	$191
Accrued compensation and vacation	90	120
Accrued expenses and other	427	457
Domestic net operating loss carryforwards	5,365	4,449
Stock compensation expense	19	20
AMT credit carryover	55	75
Total deferred tax assets	6,165	5,312

Deferred tax liabilities:
Prepaid expenses	(64)	(91)
Unrealized gain/loss - warrant liability	—	(376)
Basis difference for fixed assets	(412)	(352)
Total deferred tax liabilities	(476)	(819)

Total net deferred tax assets	5,689	4,493

Valuation allowance for net deferred tax assets	(5,689)	(4,493)

Net deferred tax asset (liability)	$—	$—

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2016	2015
Current:
Federal	$(20)	$16
State and local	6	(1)

Deferred:
Federal	—	—
State and local	—	—
Income tax expense	$(14)	$15

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2016	2015
Federal statutory income tax rate	34.0%	34.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	(0.1)%	0.0%
Nondeductible goodwill impairment	(10.2)%	0.0%
Other nondeductible expenses	(0.8)%	3.1%
Valuation allowance changes	(22.5)%	(35.7)%
Effective income tax rate	0.4%	1.4%

In the current year, an impairment of goodwill in the amount of $971 was recorded that was not deductible for tax purposes. Therefore, no tax benefit was recorded.

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance for our domestic operations in fiscal 2016 and 2015 was $5,689 and $4,493, respectively. Payments made in fiscal 2016 and 2015 for income taxes amounted to $3 and $4, respectively.

At September 30, 2016, we had domestic net operating loss carryforwards of approximately $13,348 for federal and $17,944 for state, which expire from September 30, 2016 through 2030. Further, we have an alternative minimum tax credit carryforward of approximately $55 available to offset future federal income taxes. This credit has an unlimited carryforward period.

We may recognize the tax benefit from an uncertain tax position only if it more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. At September 30, 2016 and 2015, a $16 liability remained for other uncertain income tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015
Balance at beginning of year	$16	$16
Additions based on tax positions related to the current year	-	-
Additions for tax positions or prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Balance at end of year	$16	$16

As noted in the table above, there has been no change in our gross uncertain tax positions during fiscal 2016 based on a state tax position.

We are no longer subject to U.S. federal tax examinations for years before 2012 or state and local for years before 2011, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.

We have assessed the application of Internal Revenue Code Section 382 regarding certain limitations on the future usage of net operating losses. No limitation applies as of September 30, 2016, and we will continue to monitor activities in the future.

10.	STOCK-BASED COMPENSATION

Summary of Stock Option Plans and Activity

In March 2008, our shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. Future common shares will be granted from the 2008 Stock Option Plan. The purpose of the Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administers the Plan and approves the particular officers, directors or employees eligible for grants. Under the Plan, employees are granted the option to purchase our common shares at fair market value on the date of the grant. Generally, options granted vest and become exercisable in four equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. The Plan terminates in fiscal 2018. The maximum number of common shares that may be granted under the Plan is 500 shares. At September 30, 2016, 228 shares remained available for grants under the Plan.

The Compensation Committee has also issued non-qualified stock option grants with vesting periods different from the Plan. As of September 30, 2016 and 2015, total non-qualified stock options outstanding were 15 and 30, respectively.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30 were as follows:

	2016	2015
Risk-free interest rate	1.58%	2.15%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common shares	97.5%-97.5%	95.70%-100.10%
Expected life of the options (years)	8.0	8.0

A summary of our stock option activity for all options and related information for the years ended September 30, 2016 and 2015, respectively, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding - October 1, 2014	426	$1.83
Exercised	(128)	$1.38	$1.12
Granted	65	$2.07	$1.72
Terminated	(44)	$4.23
Outstanding - September 30, 2015	319	$1.73	$1.38

Outstanding - October 1, 2015	319	$1.73
Exercised	(3)	$1.14	$0.95
Granted	10	$0.94	$0.79
Terminated	(64)	$1.49
Outstanding - September 30, 2016	262	$1.76	$1.39	6.4	$11

Exercisable at September 30, 2016	209	$1.75	$1.36	5.8	$9

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of our common share price on September 30, 2016 and the options’ exercise price.

As of September 30, 2016, our total unrecognized compensation cost related to non-vested stock options was $68 and is expected to be recognized over a weighted-average service period of 1.4 years. As of September 30, 2016, there are 15 shares underlying outstanding options that were granted outside of the Plan. Stock-based compensation expense for employee stock options for the years ended September 30, 2016 and 2015 was $45 and $79, respectively.

The following table summarizes outstanding and exercisable options as of September 30, 2016 (in thousands except per share amounts):

		Weighted
		average	Weighted		Weighted
Range of Exercise Prices	Shares Outstanding	Remaining Contractual Life (Yrs)	average Exercise Price	Shares Exercisable	average Exercise Price
$0.79 - $1.50	146	5.85	$1.20	136	$1.22
$1.51 - $4.00	100	7.83	$2.04	57	$2.05
$4.01 - $8.79	16	1.93	$5.09	16	$5.09

11.	RETIREMENT PLAN

We have a 401(k) Retirement Plan (the “Plan”) covering all employees over twenty-one years of age with at least one year of service. Under the terms of the Plan, we match 50% of the first 6% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed 30% of the participant’s annual wages. Contribution expense was $169 and $152 in fiscal 2016 and 2015, respectively.

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

(a)	Operating Segments

	Years Ended September 30,
	2016	2015
Revenue:
Services	$15,924	$17,768
Products	4,517	4,930
	$20,441	$22,698
Operating (loss) income:
Services	$(1,576)	$889
Products	(1,464)	20
	$(3,040)	$909

Interest Expense	(399)	(287)
Decrease in fair value of warrant liability	189	487
Other income	6	5
Income (loss) before income taxes	$(3,244)	$1,114

	Years Ended September 30,
	2016	2015
Identifiable assets:
Services	$12,413	$14,709
Products	5,562	5,821
Corporate	3,164	3,285
	$21,139	$23,815

Goodwill, net:
Services	$38	$1,009
Products	—	—
	$38	$1,009

	Years Ended September 30,
	2016	2015
Depreciation and amortization:
Services	$1,242	$1,228
Products	314	209
	$1,556	$1,437

Capital expenditures:
Services	$945	$1,073
Products	311	394
	$1,256	$1,467

(b)	Geographic Information

	Years Ended September 30,
	2016	2015
Sales to External Customers:
United States	$18,385	$19,732
Other North America	297	1,099
Pacific Rim	1,148	646
Europe	447	908
Other	164	313
	$20,441	$22,698

Long-lived Assets:
United States	$16,211	$17,124
	$16,211	$17,124

(c)	Major Customers

In fiscal 2016, our Services group continued its presence at several important existing customers. In fiscal 2016, one customer accounted for approximately 14.0% of total sales and 13.2% of total trade accounts receivable at September 30, 2016. In fiscal 2015, this customer accounted for approximately 4.0% of total sales and 19.4% of total trade accounts receivable at September 30, 2015. The customer discussed is included in our Services segment. There can be no assurance that our business will move away from dependence upon a limited number of customer relationships.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have a $1,000 reserve for UK lease related costs at September 30, 2016 and 2015. We do not expect to accrue additional amounts past fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified as a current liability on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

Other costs of $117 have been accrued for legal and professional fees and other costs estimated to be incurred in connection with transitioning services from sites being closed as well as costs incurred to remove improvements previously made to the UK facility. In fiscal 2015, all related investments in the UK operations were written off.

14.	SELF-INSURANCE

The Company is self-insured for certain costs related to its employee health plan.  Costs resulting from noninsured losses are charged to income when incurred.  The Company has purchased insurance which limits its exposure for individual claims to approximately $75 and has an aggregating specific deductible of $85 at September 30, 2016.  The Company’s expense related to the plan was $1,531 and $871 for the years ended September 30, 2016 and 2015. In order to better control health costs in fiscal 2017, the Company is moving to a fully-insured health plan, minimizing the claim spikes we experienced in fiscal 2016.

15.	MEDIATION

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

16.	RELATED-PARTY TRANSACTIONS

The Company entered into a consulting agreement with a shareholder during fiscal 2016. The Company incurred consulting fees and reimbursed travel costs of $31 for the year ended September 30, 2016. The agreement was terminated on good terms on June 1, 2016.

17.	SUBSEQUENT EVENT

In connection with our former Chief Executive Officer and President’s resignation in November 2016, her attorney provided a letter to Company’s counsel, which indicates that she believes her resignation to be for "good reason" under the terms of her employment agreement and her expectation of severance compensation commensurate therewith. The Company disagrees with the characterization of the events set forth in the letter, and disagrees that our former Chief Executive Officer and President has met the requirements under her employment agreement to resign for "good reason." Nonetheless, costs incurred to resolve this matter and any severance compensation the Company becomes obligated, or otherwise determines, to pay, could have a material adverse effect on our financial condition.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bioanalytical Systems, Inc.

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bioanalytical Systems, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is operating under forbearance arrangements with respect to its credit agreements, and has not been able to secure adequate alternative financing. In addition, the Company has current liabilities in excess of its current assets.  This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RSM US LLP

Indianapolis, Indiana
December 28, 2016

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit to the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (or persons performing equivalent functions), as appropriate, to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, including those procedures described below, we, including our Chief Executive Officer and Chief Financial Officer, determined that those controls and procedures were effective as of September 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our CEO and CFO (or persons performing similar functions), we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
Larry S. Boulet	70	Chairman
Richard A. Johnson	71	Director
Wendy Perrow	58	Director

Larry S. Boulet has served as a director of the Company since May 2007 and was elected Chairman of the Board on July 28, 2016. Mr. Boulet was a Senior Audit Partner with PricewaterhouseCoopers (PwC) and a National Financial Services Industry Specialist. For the last five years of his career with PwC, Mr. Boulet served as Partner-in-charge of the Indianapolis office’s Private Client Group. Prior to serving on our Board, he served on the Board of Directors of Century Realty Trust, an Indiana based, real estate investment trust. He also served as Audit Committee Chairman until the Trust’s sale and liquidation in 2007. Mr. Boulet has also served on the Indiana State University Foundation Board of Directors and is a past Chairman of the Board. He holds a Bachelor of Science degree in Accounting from Indiana State University. Mr. Boulet provides our Board of Directors with insight and perspective on financial matters, stemming from his extensive experience as an audit partner.

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

Wendy Perrow, MBA was elected as a director of the Company on December 10, 2015. Ms. Perrow is Chief Executive Officer at AsclepiX Therapeutics. Ms. Perrow joined AsclepiX Therapeutics in 2016 as Chief Executive Officer. Prior to joining AsclepiX Therapeutics, Ms. Perrow was Chief Executive Officer at Alba Therapeutics and held senior executive marketing positions with private and public pharmaceutical companies. From 2004 to 2007, she was Vice President of Marketing and Sales for Sigma-Tau Pharmaceuticals, Inc. From 1989 to 2003, Ms. Perrow held positions at Merck and Co., Inc. in marketing, marketing promotion, international business research analysis, training, and sales. Ms. Perrow began her career in a division of Johnson & Johnson. Ms. Perrow holds a bachelor’s degree from Eastern Illinois University and a Masters of Business Administration degree in finance and marketing from Duke University - The Fuqua School of Business.

The Board of Directors has established an Audit Committee. The Audit Committee is responsible for recommending independent auditors, reviewing, in connection with the independent auditors, (i) the audit plan, (ii) the adequacy of internal controls, (iii) the audit report and (iv) management’s letter, and undertaking such other incidental functions as the board may authorize. Larry S. Boulet, Wendy Perrow and Richard A. Johnson are the members of the Audit Committee. The Board of Directors has determined that Mr. Boulet is an audit committee financial expert (as defined by Item 401(h) of Regulation S-K). All of the members of the Audit Committee are “independent” (as defined by Item 7(d)(3)(iv) of Schedule 14A).

The Board of Directors has adopted a Code of Ethics (as defined by Item 406 of Regulation S-K) that applies to the Company’s Officers, Directors and employees, a copy of which is incorporated herein by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of BASi’s Common Shares to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of BASi’s Common Shares. On the basis of information available to us, we believe that all filing requirements were met for fiscal 2016.

ITEM 11 – EXECUTIVE COMPENSATION

The information included under the captions “Elections of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement for the 2017 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the “Principal Shareholders Table” in the Proxy Statement for the 2017 Annual Meeting and Item 5 of this report is incorporated by reference in response to this item.

For additional information regarding our stock option plans, please see Note 9 in the Notes to the Consolidated Financial Statements in this report.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Board Independence” in the Proxy Statement for the 2017 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Accounting Firm” in the Proxy Statement for the 2017 Annual Meeting is incorporated herein by reference in response to this item.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 28, 2016	By: /s/ Philip A. Downing
Philip A. Downing
Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: December 28, 2016	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Larry S. Boulet	Chairman	December 28, 2016
Larry S. Boulet

/s/ Richard A. Johnson, Ph.D.	Director	December 28, 2016
Richard A. Johnson, Ph.D.

/s/ Wendy Perrow, MBA	Director	December 28, 2016
Wendy Perrow, MBA

EXHIBIT INDEX

Number		Description of Exhibits

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 2015).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.3	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.4	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

(10)	10.1	Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.2	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.3	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.4	Form of Employee Incentive Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 2008).

	10.5	Form of Securities Purchase Agreement between Bioanalytical Systems, Inc. and certain purchasers, dated May 5, 2011 (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1, Registration No. 333-172508).

	10.6	Non-Qualified Employee Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated April 9, 2012 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the fiscal quarter ended March 31, 2012).

	10.7	Employee Incentive Stock Option Agreement between Jacqueline M. Lemke and Bioanalytical Systems, Inc., dated February 7, 2013(*) (incorporated by reference to Exhibit 10.1 for Form 10-Q filed May 15, 2013).

	10.8	Credit Agreement between Bioanalytical Systems, Inc. and The Huntington National Bank, dated May 14, 2014 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2014).

Number		Description of Exhibits

	10.9	Offer letter by and between Bioanalytical Systems, Inc. and Dr. James S. Bourdage, effective June 2, 2014 (incorporated by reference to Exhibit 10.22 to Form 10-K for the fiscal year ended September 30, 2014).*

	10.10	Offer Letter by and between Bioanalytical Systems, Inc. and Jeffrey Potrzebowski, effective June 9, 2014 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2014).*

	10.11	Second Amended and Restated Employment Agreement by and between Bioanalytical Systems, Inc. and Jacqueline M. Lemke, effective July 1, 2014 (incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 2014).*

	10.12	Offer Letter by and between Bioanalytical Systems, Inc. and Connie Dougherty, effective September 15, 2014 (incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended September 30, 2014).*

	10.14	Lease Agreement between Bioanalytical Systems, Inc. and Cook Biotech, effective January 28, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2015).

	10.15	First Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, executed May 14, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 14, 2015).

	10.16	Forbearance Agreement and Second Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, executed April 27, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K, dated May 4, 2016).

	10.17	Second Forbearance Agreement and Third Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective June 30, 2016 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 15, 2016).

	10.18	Employment Agreement, by and between Bioanalytical Systems, Inc. and Jill C. Blumhoff effective May 13, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K , dated May 13, 2016).*

	10.19	Employee Incentive Stock Option Agreement between Jill C. Blumhoff and Bioanalytical Systems, Inc., dated May 13, 2016 (incorporate by reference to Exhibit 10.4 to Form 10-Q filed August 15, 2016).*

	10.20	Third Forbearance Agreement and Fourth Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective September 30, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 3, 2016).

	10.21	Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective October 31, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 4, 2016).

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm RSM US LLP (filed herewith).

Number		Description of Exhibits

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

* Management contract or compensatory plan or arrangement.

