Form 10-Q
period 2016-12-31
BIOANALYTICAL SYSTEMS INC
filed 2017-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

As of February 9, 2017, 8,107,677 of the registrant’s common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$287	$386
Accounts receivable
Trade, net of allowance of $565 at December 31, 2016 and $565 at September 30, 2016	2,450	1,649
Unbilled revenues and other	404	591
Inventories, net	1,367	1,453
Prepaid expenses	621	798
Total current assets	5,129	4,877
Property and equipment, net	15,867	16,136
Lease rent receivable	60	51
Goodwill	38	38
Other assets	26	27
Total assets	$21,120	$21,129

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,046	$2,965
Restructuring liability	1,117	1,117
Accrued expenses	1,306	1,089
Customer advances	3,765	3,114
Income taxes payable	14	13
Revolving line of credit	597	1,358
Fair value of interest rate swap	13	35
Current portion of capital lease obligation	124	126
Term loan, net of debt issuance costs	3,465	3,656
Total current liabilities	13,447	13,473

Capital lease obligation, less current portion	166	198
Total liabilities	13,613	13,671

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,185 Series A shares at $1,000 stated value issued and outstanding at December 31, 2016 and September 30, 2016	1,185	1,185
Common shares, no par value: Authorized 19,000,000 shares; 8,107,558 issued and outstanding at December 31, 2016 and September 30, 2016, respectively	1,989	1,989
Additional paid-in capital	21,250	21,240
Accumulated deficit	(16,904)	(16,921)
Accumulated other comprehensive (loss) income	(13)	(35)
Total shareholders’ equity	7,507	7,458
Total liabilities and shareholders’ equity	$21,120	$21,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Service revenue	$5,264	$4,055
Product revenue	910	840
Total revenue	6,174	4,895

Cost of service revenue	3,750	3,339
Cost of product revenue	565	572
Total cost of revenue	4,315	3,911

Gross profit	1,859	984
Operating expenses:
Selling	336	307
Research and development	104	157
General and administrative	1,325	1,049
Total operating expenses	1,765	1,513

Operating income (loss)	94	(529)

Interest expense	(76)	(66)
Decrease in fair value of warrant liability	—	89
Other income	1	1
Income (loss) before income taxes	19	(505)

Income taxes	2	1

Net income (loss)	$17	$(506)

Other comprehensive income (loss)	21	(80)

Comprehensive income (loss)	$38	$(586)

Basic net income (loss) per share	$0.00	$(0.06)
Diluted net income (loss) per share	$0.00	$(0.06)

Weighted common shares outstanding:
Basic	8,107	8,107
Diluted	8,699	8,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2016	2015

Operating activities:
Net income (loss)	$17	$(506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	396	342
Decrease in fair value of warrant liability	—	(89)
Employee stock compensation expense	10	15
(Gain) Loss on sale of property and equipment	(5)	11
Provision for doubtful accounts	—	(39)
Changes in operating assets and liabilities:
Accounts receivable	(623)	1,474
Inventories	86	32
Income tax accruals	1	(22)
Prepaid expenses and other assets	178	351
Accounts payable	81	(499)
Accrued expenses	217	(728)
Customer advances	651	(690)
Net cash provided (used) by operating activities	1,009	(348)

Investing activities:
Capital expenditures	(105)	(166)
Proceeds from sale of equipment	5	—
Net cash used by investing activities	(100)	(166)

Financing activities:
Proceeds from exercise of stock options	—	4
Payments of long-term debt	(196)	(196)
Payments of debt-issuance costs	(17)	—
Payments on revolving line of credit	(3,721)	(2,473)
Borrowings on revolving line of credit	2,960	3,211
Payments on capital lease obligations	(34)	(67)
Net cash (used) provided by financing activities	(1,008)	479

Net decrease in cash and cash equivalents	(99)	(35)
Cash and cash equivalents at beginning of period	386	438
Cash and cash equivalents at end of period	$287	$403

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$57	$58

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. Certain amounts in the fiscal 2016 consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2016 and 2015 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2016. The results of operations for the three months ended December 31, 2016 may not be indicative of the results for the year ending September 30, 2017.

During fiscal 2016 and throughout the first quarter of fiscal 2017 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank (“Huntington Bank”). Effective January 31, 2017, we entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Fifth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until July 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. We have classified the entire term loan payable to Huntington Bank and the interest rate swap agreement with Huntington Bank as current liabilities of the Company.

2.	MANAGEMENT’S PLAN

The Company’s condensed consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result in the event the Company’s plans, including plans to rectify our liquidity issues, are not successful. As noted above, during fiscal 2016 and the first quarter of fiscal 2017, we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank. During recent periods, we have experienced depressed revenues as compared to historical levels. A significant portion of our costs are fixed. Thus, decreases in revenues lead to decreased margins, which in turn negatively impacts cash provided from operating activities. To supplement cash from operating activities, we have recently relied, and may in the future rely, on our cash balance and supplemental funds from our credit arrangements. The Company’s liquidity circumstances, including the potential inability to find replacement financing, raise substantial doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

We cannot provide assurance that we will be able to satisfy our cash requirements from cash provided by operating activities on a go-forward basis. If our working capital needs and capital expenditure requirements exceed cash provided by operating activities, then we may again look to our cash balance and committed credit lines, if any, to satisfy those needs. The term of our Fifth Forbearance Agreement ends on July 31, 2017, after which, or sooner should we default on the Fifth Forbearance Agreement, Huntington Bank may refrain from making additional advances under our revolving loan. In addition, alternative financing sources may hesitate to enter into credit arrangements with us due in part to real and/or perceived difficulties in achieving revenue growth.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The Company continues to pursue liquidity alternatives, including but not limited to, replacement financing, the potential disposition of certain of its assets and the possible sale of its West Lafayette facilities. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top-line growth initiatives. Management also has been, and continues to be, actively engaged in more effectively controlling operating costs in the short-term as we strive for long term stabilization. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

As the Company manages the near term challenges to rectify the liquidity position, the entire team at BASi, including its current Management, remains focused on the Company’s core priorities including opportunities to refine the operations, capture more cost savings where appropriate and expanding our business with existing customers and adding new ones. We have taken steps to strengthen our leadership team. Similarly, the Board of Directors continues to weigh options for replacing the Chief Executive Officer. The performance in the first fiscal quarter of 2017 reflects a significant improvement in our reported revenue and profitability versus recent trends. We will continue to take steps to position the Company to deliver profitable growth as we address our liquidity position.

3.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 10 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of December 31, 2016, there are 15 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 10 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. Stock based compensation expense for the three months ended December 31, 2016 and 2015 was $10 and $15, respectively.

A summary of our stock option activity for the three months ended December 31, 2016 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2016	262	$1.76	$1.39
Exercised	—
Granted	—
Terminated	—
Outstanding - December 31, 2016	262	$1.76	$1.39

4.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 209 vested options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2016 because they were anti-dilutive.

Shares issuable upon exercise of 229 vested options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2015 because they were anti-dilutive. Warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the quarter ended December 31, 2015 because they were also anti-dilutive.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended December 31,
	2016	2015

Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$17	$(506)
Weighted average common shares outstanding	8,107	8,107
Basic net income (loss) per share	$0.00	$(0.06)

Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$17	$(506)
Weighted average common shares outstanding	8,107	8,107
Plus: Incremental shares from assumed conversions Series A preferred shares	592	—
Diluted weighted average common shares outstanding	8,699	8,107
Diluted net income (loss) per share	$0.00	$(0.06)

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2016	September 30, 2016

Raw materials	$1,123	$1,190
Work in progress	336	267
Finished goods	222	284
	$1,681	$1,741
Obsolescence reserve	(314)	(288)
	$1,367	$1,453

6.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the year ended September 30, 2016.

	Three Months Ended December 31,
	2016	2015

Revenue:
Service	$5,264	$4,055
Product	910	840
	$6,174	$4,895

Operating income (loss):
Service	$273	$(322)
Product	(179)	(207)
	$94	$(529)

Interest Expense	(76)	(66)
Decrease in fair value of warrant liability	—	89
Other income	1	1
Income (loss) before income taxes	$19	$(505)

7.	INCOME TAXES

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

At December 31, 2016 and September 30, 2016, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 6.5% is due to changes in our valuation allowance on our net deferred tax assets.

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

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 and the first quarter of fiscal 2017 we operated either in default of, or under forbearance arrangements with respect to, the Agreement.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (“Forbearance Agreement”) with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. As of June 30, 2016, the Company was not in compliance with an additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period thereunder. On September 30, 2016, the Company entered into a Third Forbearance Agreement and Fourth Amendment to Credit Agreement with Huntington Bank (“Third Forbearance Agreement”), on October 31, 2016, the Company entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (“Fourth Forbearance Agreement”) and on January 31, 2017 the Company entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (“Fifth Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Fifth Forbearance Agreement, Huntington Bank has agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during a forbearance period ending July 31, 2017 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company has agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to July 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests, and (vi) pay to Huntington Bank a forbearance fee in the amount of $227,000, $27,000 of which was paid at the execution of the Fifth Forbearance Agreement, with the remainder payable upon the first to occur of payment in full of the indebtedness under the Credit Agreement or July 14, 2017. Should the Company repay the indebtedness to Huntington Bank in full on or before July 14, 2017, the forbearance fee would be reduced by $100,000.

The Fifth Forbearance Agreement provides for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Fifth Forbearance Agreement. The available remedies in the event of a default by the Company include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise on the security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at December 31, 2016 and September 30, 2016 was $3,470 and $3,666, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. We were not in compliance with this requirement as of December 31, 2016. On February 13, 2017, Huntington Bank waived our noncompliance with the clean-up provision, together with all other defaults or events of default directly resulting solely on account of the non-compliance with the clean-up provision, the Company’s failure to timely report the non-compliance and the Company’s representation of compliance with the Agreement notwithstanding the non-compliance. Huntington Bank also waived the Company’s further compliance with the clean-up provision through the period ending July 31, 2017. The revolving loan balance was $597 and $1,358 at December 31, 2016 and September 30, 2016, respectively.

Were Huntington Bank to demand payment of the outstanding debt (whether at or, in the case of a default of the Fifth Forbearance Agreement, prior to the scheduled maturity of the loans on July 31, 2017), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We incurred $134 of costs in connection with the issuance of the credit facility. These costs were capitalized and were being amortized to interest expense on a straight-line basis over five years based on the contractual term of the credit facility. In connection with the Forbearance Agreement, we accelerated the recognition of the remaining $94 from the original issuance costs to interest expense and incurred $41 of additional costs which were amortized during the third fiscal quarter of 2016, or the period covered by the Forbearance Agreement. We incurred $10 of costs on September 30, 2016 related to the Third Forbearance that was amortized in the first quarter of fiscal 2017. We incurred $17 of costs on November 1, 2016 related to the Fourth Forbearance that was amortized partially in the first quarter of fiscal 2017 with the remaining to be amortized in the second fiscal quarter of 2017.

For the three months ended December 31, 2016 and 2015, we amortized $21 and $7, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of December 31, 2016 and September 30, 2016, the unamortized portion of debt issuance costs related to the credit facility was $5 and $10, respectively, and was included in Current portion of long-term debt, net on the condensed consolidated balance sheets.

Interest Rate Swap

We entered into an interest rate swap agreement with respect to the above loans to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap are recorded in Accumulated Other Comprehensive Income to the extent effective. We assess on an ongoing basis whether the derivative that is used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged debt. The Fourth and Fifth Forbearance Agreements amended the terms of the interest rate swap to match the terms of the underlying debt resulting in no ineffectiveness.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have a $1,000 reserve for UK lease related costs at December 31, 2016 and September 30, 2016. We do not expect to accrue additional amounts past fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified as a current liability on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

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

In May 2011, we issued Class A and B Warrants that were measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, were calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero and the Class A Warrants expired in May 2016 and the liability was reduced to zero. In the first three months of fiscal 2016, the fair value of the Warrant liability decreased $89.

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

The following table summarizes fair value measurements by level as of December 31, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$13	$-

The following table summarizes fair value measurements by level as of September 30, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$35	$-

11.	NEW ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2018, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt Topic 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company is still assessing the impact of the new guidance on its consolidated financial statements.

In August 2014, the FASB issued new guidance in Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The Company adopted the guidance in the first quarter of fiscal 2017 and added the required disclosures to the footnotes.

In November 2014, the FASB issued new guidance in ASU No. 2014-16, “Derivatives and Hedging (Topic 815) – Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.” The guidance clarifies how current GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The Company adopted this guidance in the first quarter of fiscal 2017 with no material impact on our condensed consolidated financial statements.

In February 2015, the FASB amended guidance in ASU No. 2015-02, “Consolidation Topic 810.” The guidance made certain targeted revisions to various area of the consolidation guidance, including the determination of the primary beneficiary of an entity, among others. The Company adopted the guidance in the first quarter of fiscal 2017 with no material impact on our condensed consolidated financial statements.

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company adopted the guidance in the first quarter of fiscal 2017, presenting the remaining debt issuance costs at December 31, 2016 and September 30, 2016 of $5 and $10, respectively, as a reduction in the carrying amount of the long-term debt.

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

12.	ARCHIVE REVENUES

In fiscal 2017, after a thorough review of its service contracts with customers, the Company instituted the practice of uniformly charging archive fees to clients where contracts allow. Historically, the Company’s practice of charging such fees was inconsistent.

Archive revenues include fees for: (1) the handling of records (pickup and delivery of records, addition of new records, and retrieval and refiling of records); (2) secure destruction of records; (3) secure shredding of sensitive documents; (4) other services, including the scanning, imaging and document conversion of active and inactive physical and digital records; and (5) the secure storage of records in a designated environmentally monitored, limited-access location.

In the first quarter of fiscal 2017, the Company began recognizing archive revenue when the following criteria are met: (1) persuasive evidence of a contractual arrangement; (2) the invoice price is fixed or determinable; (3) services have been rendered; and (4) collectability of the resulting receivable is reasonably assured. Archiving revenues for services rendered prior to calendar year 2017 are currently recognized when payments are received because collectability cannot be reasonably assured. Archive revenue recognized for the first quarter ended December 31, 2016 amounted to $8. We continue to follow-up with clients to determine the likelihood of collection and will modify our accounting practices if deemed appropriate.

13.	SUBSEQUENT EVENTS

On January 11, 2017, the Company entered into a Settlement Agreement and Release of All Claims (the “Agreement”) with Jacqueline M. Lemke, the Company’s former President and Chief Executive Officer. Subject to the terms of the Agreement, the Company will, among other things, pay Ms. Lemke a severance benefit in the form of salary continuation and reimburse Ms. Lemke for COBRA group health care program premiums for a period of six (6) months from the effective date of the Agreement (the “Severance Period”). As a condition of receiving the payments and benefits under the Agreement, Ms. Lemke agreed to release substantially all claims against the Company. The Agreement also (i) prohibits Ms. Lemke and the Company from disparaging the other, (ii) expressly provides that Ms. Lemke remains subject to the confidentiality and non-solicitation obligations provided in her Second Amended and Restated Employment Agreement and (iii) during the Severance Period, requires Ms. Lemke to make herself available to provide reasonable assistance to the Company with transitional matters relating to her former duties with the Company. The full amount owed per the Agreement of approximately $200 was accrued in our first fiscal quarter of 2017 in general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Effective January 31, 2017, the Company entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Fifth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Credit Agreement and any further non-compliance with such covenants during the Forbearance Period until July 31, 2017. Further details of the Fifth forbearance Agreement are included in Note 8.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2016. Our actual results could differ materially from those discussed in the forward-looking statements.

The following amounts are in thousands, unless otherwise indicated.

Recent Events

Credit Facility

During fiscal 2016 and throughout the first quarter of fiscal 2017 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank (“Huntington Bank”), as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.” Effective January 31, 2017, we entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Fifth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until July 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap.

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

Business Overview

We are an international contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients’ internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration (“FDA”) is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years.

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

Our business is largely dependent on the level of pharmaceutical and biotechnology companies’ efforts in new drug discovery and approval. Our services segment is a direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies we provide that support our products.

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

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. While our physical facilities are adequate to meet market needs for the near term, rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our increasingly diverse operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities, both through operations and financial transactions, is critical to our success. While we are currently committed to fully utilizing our existing capacity, sustained growth will require additional investment in future periods. Our financial position could limit our ability to make such investments.

Executive Summary

As noted above, during fiscal 2016 and the first three months of fiscal 2017, we have operated either in default of, or under forbearance arrangements with respect to our credit arrangements with Huntington Bank. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.”

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first three months of fiscal 2017, we experienced a 29.8% increase in revenues in our Services segment and an 8.3% increase in revenues for our Products segment as compared to the first three months of fiscal 2016. Our Services revenue was positively impacted by increased preclinical services studies in the first three months of fiscal 2017 versus the comparable period of fiscal 2016. The higher revenue in our Products segment was mainly due to increased sales of instruments and related consumables in our Culex®, in vivo sampling product line as compared to the prior year period.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues increased approximately 26.1% and gross margin increased 88.9% in the first quarter of fiscal 2017 from the prior year period. Operating expenses increased 16.7% in the first quarter of fiscal 2017 from the first quarter of fiscal 2016 due in large part to expenses associated with the severance agreement with our former Chief Executive Officer as well as higher consulting costs. The increased revenues and margins contributed to the reported operating income of $94 for the first fiscal quarter of 2017 compared to an operating loss of $529 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2016, see “Results of Operations” below.

As of December 31, 2016, we had $287 of cash and cash equivalents as compared to $386 of cash and cash equivalents at the end of fiscal 2016. In the first quarter of fiscal 2017, we generated $1,009 in cash from operations as compared to cash used of $348 in the first quarter of fiscal 2016. Total capital expenditures decreased from $166 in the first three months of fiscal 2016 to $105 in the first three months of 2017. We paid down $761 on our line of credit in the first quarter of fiscal 2017, as compared to $738 of net borrowings on our line of credit in the same period of the prior year.

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

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.  While we remain focused on reducing our costs through productivity and better processes and a continued emphasis on generating free cash flow, we are also dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and solidify our liquidity position. Refer to Note 2, Management’s Plan, for further information regarding the Company’s plan to address current operations.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended December 31,
	2016	2015

Service revenue	85.3%	82.8%
Product revenue	14.7	17.2
Total revenue	100.0	100.0

Cost of service revenue (a)	71.2	82.3
Cost of product revenue (a)	62.1	68.2
Total cost of revenue	69.9	79.9

Gross profit	30.1	20.1

Total operating expenses	28.6	30.9

Operating income (loss)	1.5	(10.8)

Other benefit (expense)	(1.2)	0.5

Income (loss) before income taxes	0.3	(10.3)

Income taxes	0.0	—

Net income (loss)	0.3%	(10.3)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Service and Product Revenues

Revenues for the fiscal quarter ended December 31, 2016 increased 26.1% to $6,174 compared to $4,895 for the same period last year.

Our Service revenue increased 29.8% to $5,264 in the first quarter of fiscal 2017 compared to $4,055 for the prior year period. Preclinical services revenues increased due to an overall increase in the number of studies from the prior year period. Other laboratory services revenues were positively impacted by higher discovery and pharmaceutical analysis revenues in the first three months of fiscal 2017 versus the comparable period in fiscal 2016. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the first quarter of fiscal 2017 and a mix favoring method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Three Months Ended December 31,
	2016	2015	Change	%
Bioanalytical analysis	$1,315	$1,438	$(123)	-8.6%
Preclinical services	3,552	2,500	1,052	42.1%
Other laboratory services	397	117	280	239.3%
	$5,264	$4,055	$1,209	29.8%

Sales in our Products segment increased 8.3% in the first quarter of fiscal 2017 from $840 to $910 when compared to the same period in the prior fiscal year. The majority of the increase stems from higher sales of our Culex automated in vivo sampling systems and related consumables over the same period in the prior fiscal year.

	Three Months Ended December 31,
	2016	2015	Change	%
Culex, in-vivo sampling systems	$388	$302	$86	28.5%
Analytical instruments	298	346	(48)	-13.9%
Other instruments	224	192	34	17.7%
	$910	$840	$72	8.3%

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2017 was $4,315 or 69.9% of revenue, compared to $3,911, or 79.9% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 71.2% during the first quarter of fiscal 2017 from 82.3% in the comparable period last year. The principal cause of this decrease was the increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues lead to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Product revenue in the first quarter of fiscal 2017 decreased to 62.1% from 68.2% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first three months of fiscal 2017.

Operating Expenses

Selling expenses for the three months ended December 31, 2016 increased 9.4% to $336 from $307 for the comparable period last year. This increase is mainly due to higher commissions in the first fiscal quarter of 2017 compared to the same period in fiscal 2016, partially offset by decreased spending for travel and consulting services.

Research and development expenses for the first quarter of fiscal 2017 decreased 33.8% over the comparable period last year to $104 from $157. The decrease was primarily due to lower utilization of outsourced professional engineering services in the first quarter of fiscal 2017.

General and administrative expenses for the first quarter of fiscal 2017 increased 26.3% to $1,325 from $1,049 for the comparable prior year period. The principal reasons for the increase were the accrual for the severance for our former Chief Executive Officer as well as higher consulting services related to our forbearance agreements with Huntington Bank. These items were offset slightly by decreased spending for outside services and employee search costs.

Other Income (Expense)

Other income (expense), net, was expense of $75 for the first quarter of fiscal 2017 as compared to income of $24 for the same quarter of the prior fiscal year. The primary reason for the change in income (expense) was due to the decrease in the fair value of the warrant liability in the first fiscal quarter of 2016. The Class A warrants expired in May 2016. Thus, no fair value changes were recorded in the first quarter of fiscal 2017. Also, interest expense increased $10 or 15.2% in the first fiscal quarter of 2017 compared to the same period of fiscal 2016 due to increased use of the line of credit and charges associated with our forbearance arrangements.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2016 and 2015 was 6.5% and (0.2)%, respectively. The current year expense primarily relates to alternative minimum taxes and state income taxes.

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

We reserved for lease payments at the cease use date for our UK facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. In the first quarter of fiscal 2013, we began amortizing into general and administrative expense, equally through the cease use date, the estimated rent income of $200 when the reserve was originally established. We have been unsuccessful at subleasing the facility. Based on these matters, we have a $1,000 reserve for UK lease related costs at December 31, 2016 and September 30, 2016. We do not expect to accrue additional amounts past fiscal 2016. We have previously communicated with the landlord regarding the nature and timing of rent under the lease. The full restructuring reserve is classified as a current liability on the Consolidated Balance Sheets because the full amount is due and payable. The UK building lease expires in 2023 but includes an opt out provision after 7 years, which occurred in the fourth quarter of fiscal 2015 and was exercised.

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

Comparative Cash Flow Analysis

At December 31, 2016, we had cash and cash equivalents of $287, compared to $386 at September 30, 2016.

Net cash provided by operating activities was $1,009 for the three months ended December 31, 2016 compared to cash used in operating activities of $348 for the three months ended December 31, 2015. The increase in cash provided by operating activities in the first quarter of fiscal 2017 partially resulted from operating income versus an operating loss in the prior year period. Other contributing factors to our cash provided by operations in the first quarter of fiscal 2017 were noncash charges of $396 for depreciation and amortization, a net increase in customer advances of $651 and in accrued expenses of $217 as well as a net decrease in prepaid expenses of $178. These were partially offset by a net increase in accounts receivable of $623.

Days’ sales in accounts receivable increased to 42 days at December 31, 2016 from 40 days at September 30, 2016 due to increased invoicing, few extended collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company’s pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first fiscal quarter of 2016 are non-cash charges of $342 for depreciation and a net decrease in accounts receivable of $1,474 and in prepaid expenses of $351. These were offset by a net decrease in accounts payable of $499, a decrease in accrued expenses of $728 and a decrease in customer advances of $690.

Investing activities used $100 in the first quarter of fiscal 2017 due to capital expenditures as compared to $166 in the first three months of fiscal 2016. The investing activity in the first quarter fiscal 2017 consisted of investments in building improvements as well as equipment.

Financing activities used $1,008 in the first three months of fiscal 2017 as compared to $479 provided during the first three months of fiscal 2016. The main use of cash in the first quarter of fiscal 2017 was net payments on our line of credit of $761 as well as by long-term debt and capital lease payments of $230. In the first quarter of fiscal 2016, we had long-term debt and capital lease payments of $263, as well as net borrowings on our line of credit of $738.

Capital Resources

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 and the first quarter of fiscal 2017 we operated either in default of, or under forbearance arrangements with respect to, the Agreement.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement with Huntington Bank. As of June 30, 2016, the Company was not in compliance with an additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period thereunder. On September 30, 2016, the Company entered into a Third Forbearance Agreement and Fourth Amendment to Credit Agreement with Huntington Bank, on October 31, 2016, the Company entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement and on January 31, 2017 the Company entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (“Fifth Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Fifth Forbearance Agreement, Huntington Bank has agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during a forbearance period ending July 31, 2017 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company has agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to July 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests, and (vi) pay to Huntington Bank a forbearance fee in the amount of $227,000, $27,000 of which was paid at the execution of the Fifth Forbearance Agreement, with the remainder payable upon the first to occur of payment in full of the indebtedness under the Credit Agreement or July 14, 2017. Should the Company repay the indebtedness to Huntington Bank in full on or before July 14, 2017, the forbearance fee would be reduced by $100,000.

The Fifth Forbearance Agreement provides for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Fifth Forbearance Agreement. The available remedies in the event of a default by the Company include among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise on the security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

The term loan bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan December 31, 2016 and September 30, 2016 was $3,470 and $3,666, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. We were not in compliance with this requirement as of December 31, 2016. On February 13, 2017, Huntington Bank waived our noncompliance with the clean-up provision, together with all other defaults or events of default directly resulting solely on account of the non-compliance with the clean-up provision, the Company’s failure to timely report the non-compliance and the Company’s representation of compliance with the Agreement notwithstanding the non-compliance. Huntington Bank also waived the Company’s further compliance with the clean-up provision through the period ending July 31, 2017. The revolving loan balance was $597 and $1,358 at December 31, 2016 and September 30, 2016, respectively.

Were Huntington Bank to demand payment of the outstanding debt (whether at or, in the case of a default of the Fifth Forbearance Agreement, prior to the scheduled maturity of the loans on July 31, 2017), we would currently have insufficient funds to satisfy that obligation, and the bank’s exercise of alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

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

Revenue Recognition

The majority of our Bioanalytical and analytical research service contracts involve the development of analytical methods and the processing of bioanalytical samples for pharmaceutical companies and generally provide for a fixed fee for each sample processed. Revenue is recognized under the specific performance method of accounting and the related direct costs are recognized when services are performed. Our preclinical research service contracts generally consist of preclinical studies, and revenue is recognized under the proportional performance method of accounting. Revisions in profit estimates, if any, are reflected on a cumulative basis in the period in which such revisions become known. The establishment of contract prices and total contract costs involves estimates we make at the inception of the contract. These estimates could change during the term of the contract and impact the revenue and costs reported in the consolidated financial statements. Revisions to estimates have generally not been material. Research service contract fees received upon acceptance are deferred until earned, and classified within customer advances. Unbilled revenues represent revenues earned under contracts in advance of billings. Our bioanalytical and preclinical research services contracts also contain charges for data storage (archive) services. Archive revenues include charges for related service activities, which include: (1) the handling of records, including the addition of new records, retrieval and temporary removal of records from storage, refiling of removed records and the secure destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; (4) other services, including the scanning, imaging and document conversion services of active and inactive records, which relate to physical and digital records; (5) customer termination and permanent removal fees; and (6) the secure storage of records in a designated limited-access location that is environmentally monitired.

Beginning in calendar year 2017, we began to recognize archive revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the invoice price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Archiving revenues are recognized in the month the service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future archiving or prepaid archiving contracts for customers where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed. For archiving revenues that were billed for services rendered prior to 2017, the revenue is recognized when the invoice is paid by the customer.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting unit with goodwill at December 31, 2016 is preclinical services which is included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A contained herein and in our 10-K for the fiscal year ended September 30, 2015. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing. At December 31, 2016, remaining recorded goodwill was $38.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $10 and $15 during the three months ended December 31, 2016 and 2015, respectively.

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

Employee stock-based compensation expense recognized in the first three months of fiscal 2017 and 2016 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of December 31, 2016 and September 30, 2016, we had a $16 liability for uncertain income tax positions.

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

Fair Value of Warrant Liability

In May 2011, we issued Class A and B Warrants that are measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 fair value measurement, were calculated with fair value changes charged to the statement of operations and comprehensive income (loss). Class B Warrants expired in May 2012 and the liability was reduced to zero. Class A Warrants expired in May 2016 and the liability was reduced to zero. The fair value of the warrants exercised was $854. The following table sets forth the changes in the fair value of the warrant liability for the fiscal year ended September 30, 2016:

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item 3.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management is necessarily required to use judgment in evaluating controls and procedures.

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were ineffective as of December 31, 2016 for the reasons provided below.

During the first quarter of fiscal 2017, we identified a material weakness in our controls over accounting for archive billing. The material weakness in internal control over financial reporting resulted from a lack of controls which allowed for the misinterpretation and historical misapplication of procedures, regarding archive billing. Specifically, we did not have adequate controls in place to properly identify contracts with multi-element arrangements and consistently charge clients for archive storage fees as called for in customer contracts, which should have resulted in the Company billing the client on a more timely basis and more appropriate revenue recognition.

Remediation Plan

To remediate the material weakness described above, we initiated additional controls in the first quarter of fiscal 2017 and enhanced and revised the design of existing controls and procedures to properly apply archive billings as called for in customer contracts. Management now considers the material weakness remediated since applicable remedial controls are operating and management has concluded that these controls are now operating effectively. The Company is now billing for archive storage timely in accordance with the applicable terms in client contracts. In addition, the Company has also started to pursue charges for storage services carried out prior to fiscal year 2017, which the Company believes it is entitled to collect.

Changes in Internal Controls

Except as noted above, there have been no other changes in the Company’s internal control over financial reporting as of December 31, 2016, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended September 30, 2016, including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as other information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are currently operating under a Forbearance Agreement with Huntington Bank.

During recent periods we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank, as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.” Effective January 31, 2017, we entered into the Fifth Forbearance Agreement with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until July 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. The bank’s exercise of any of these alternative remedies could also have a material adverse effect on our operations and financial condition. As an example, in recent periods we have drawn on our revolving facility to supplement cash from operations. Should cash from operating activities remain insufficient to cover expenses and if Huntington Bank determines to refrain from making additional advances under the revolving facility, we may not have the requisite funds to continue operations.

We cannot provide assurance that we will be able to complete initiatives to refinance our indebtedness or otherwise resolve our liquidity issues. If we are unable to execute on our initiatives, we may have insufficient funds to both satisfy our debt obligations and operate our business.

Severance Arrangements with our former President and Chief Executive Officer’s may strain our financial condition.

On January 11, 2017, the Company entered into a Settlement Agreement and Release of All Claims with Jacqueline M. Lemke, the Company’s former President and Chief Executive Officer. Subject to the terms of the agreement, the Company will, among other things, pay Ms. Lemke a severance benefit in the form of salary continuation and reimburse Ms. Lemke for COBRA group health care program premiums for a period of six (6) months from the effective date of the Agreement. These obligations may strain our financial condition and impact our ability to improve our liquidity position.

ITEM 5 - OTHER INFORMATION

The Company’s revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. We were not in compliance with this requirement as of December 31, 2016. On February 13, 2017, Huntington Bank waived our noncompliance with the clean-up provision, together with all other defaults or events of default directly resulting solely on account of the non-compliance with the clean-up provision, the Company’s failure to timely report the non-compliance and the Company’s representation of compliance with the Agreement notwithstanding the non-compliance. Huntington Bank also waived the Company’s further compliance with the clean-up provision through the period ending July 31, 2017.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2017	By:	/s/ Philip A. Downing
Philip A. Downing
Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: February 14, 2017	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective October 31, 2016 (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 4, 2016).

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

