Form 10-Q
period 2017-03-31
BIOANALYTICAL SYSTEMS INC
filed 2017-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐            NO ☒

As of May 10, 2017, 8,188,896 of the registrant’s common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$419	$386
Accounts receivable
Trade, net of allowance of $2,977 at March 31, 2017 and $565 at September 30, 2016	2,721	1,649
Unbilled revenues and other	498	591
Inventories, net	1,119	1,453
Prepaid expenses	559	798
Total current assets	5,316	4,877

Property and equipment, net	15,540	16,136
Lease rent receivable	69	51
Goodwill	38	38
Other assets	24	27

Total assets	$20,987	$21,129

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,803	$2,965
Restructuring liability	1,117	1,117
Accrued expenses	1,287	1,089
Customer advances	3,763	3,114
Income taxes payable	16	13
Revolving line of credit	1,419	1,358
Fair value of interest rate swap	6	35
Current portion of capital lease obligation	125	126
Term loan, net of debt issuance costs	3,387	3,656
Total current liabilities	12,923	13,473

Capital lease obligation, less current portion	134	198
Total liabilities	13,057	13,671

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,035 Series A shares at $1,000 stated value issued and outstanding at March 31, 2017 and 1,185 at September 30, 2016	1,035	1,185
Common shares, no par value: Authorized 19,000,000 shares; 8,188,896 issued and outstanding at March 31, 2017 and 8,107,558 at September 30, 2016	2,009	1,989
Additional paid-in capital	21,378	21,240
Accumulated deficit	(16,486)	(16,921)
Accumulated other comprehensive (loss) income	(6)	(35)
Total shareholders’ equity	7,930	7,458

Total liabilities and shareholders’ equity	$20,987	$21,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service revenue	$4,962	$4,053	$10,226	$8,108
Product revenue	1,397	1,286	2,307	2,126
Total revenue	6,359	5,339	12,533	10,234

Cost of service revenue	3,546	3,316	7,296	6,655
Cost of product revenue	770	707	1,335	1,279
Total cost of revenue	4,316	4,023	8,631	7,934

Gross profit	2,043	1,316	3,902	2,300
Operating expenses:
Selling	242	360	578	667
Research and development	110	132	214	289
General and administrative	1,136	1,086	2,461	2,135
Total operating expenses	1,488	1,578	3,253	3,091

Operating income (loss)	555	(262)	649	(791)

Interest expense	(134)	(70)	(210)	(136)
Decrease in fair value of warrant liability	—	79	—	168
Other income	1	—	2	1

Net income (loss) before income taxes	422	(253)	441	(758)

Income taxes	5	1	7	2

Net income (loss)	$417	$(254)	$434	$(760)

Other comprehensive income (loss):	8	(19)	29	(99)

Comprehensive income (loss)	$425	$(273)	$463	$(859)

Basic net income (loss) per share	$0.05	$(0.03)	$0.05	$(0.09)
Diluted net income (loss) per share	$0.05	$(0.03)	$0.05	$(0.09)

Weighted common shares outstanding:
Basic	8,148	8,108	8,128	8,107
Diluted	8,710	8,108	8,707	8,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2017	2016

Operating activities:
Net income (loss)	$434	$(760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	860	688
Decrease in fair value of warrant liability	—	(168)
Employee stock compensation expense	7	29
Provision for doubtful accounts	—	(19)
(Gain)/Loss on disposal of property and equipment	(6)	12
Changes in operating assets and liabilities:
Accounts receivable	(997)	306
Inventories	334	50
Income tax accruals	3	(1)
Prepaid expenses and other assets	41	388
Accounts payable	(962)	341
Accrued expenses	198	(406)
Customer advances	649	(334)
Net cash provided by operating activities	561	126
Investing activities:
Capital expenditures	(158)	(632)
Proceeds from sale of equipment	6	—
Net cash used by investing activities	(152)	(632)

Financing activities:
Payments of long-term debt	(327)	(393)
Payments of debt issuance costs	(45)	—
Payments on revolving line of credit	(6,823)	(5,223)
Borrowings on revolving line of credit	6,883	6,265
Proceeds from exercise of stock options	—	3
Payments on capital lease obligations	(64)	(131)
Net cash provided (used) by financing activities	(376)	521

Net increase in cash and cash equivalents	33	15
Cash and cash equivalents at beginning of period	386	438
Cash and cash equivalents at end of period	$419	$453

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$139	$119

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. Certain amounts in the fiscal 2016 consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2017 and 2016 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2017. The results of operations for the three and six months ended March 31, 2017 may not be indicative of the results for the year ending September 30, 2017.

During fiscal 2016 and throughout the first six months of fiscal 2017 we have operated either in default of, or under forbearance arrangements with respect to our credit agreements with Huntington National Bank (“Huntington Bank”). Effective January 31, 2017, we entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Fifth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until July 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap. We have classified the entire term loan payable to Huntington Bank and the interest rate swap agreement with Huntington Bank as current liabilities of the Company.

2.	MANAGEMENT’S PLAN

The Company’s condensed consolidated financial statements were prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect possible future effects on the recoverability and classification of assets and liabilities that may result in the event the Company’s plans, including plans to rectify our liquidity issues, are not successful. As noted above, during fiscal 2016 and throughout the first six months of fiscal 2017, we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank. During fiscal 2015 and 2016, we experienced depressed revenues as compared to historical levels. A significant portion of our costs are fixed. Thus, decreases in revenues led to decreased margins, which in turn negatively impacted cash provided from operating activities. To supplement cash from operating activities during that period, we relied, and may in the future rely, on our cash balance and supplemental funds from our credit arrangements. The Company’s operating performance for the three and six months ended March 31, 2017 reflects a significant improvement in our reported revenue and profitability versus recent trends. The potential inability to find replacement financing continues to raise doubt about the Company’s ability to continue as a going concern, and management has and will continue to take measures to mitigate that possibility.

We cannot provide assurance that we will be able to satisfy our cash requirements from cash provided by operating activities on a go-forward basis. If our working capital needs and capital expenditure requirements exceed cash provided by operating activities, then we may again look to our cash balance and committed credit lines, if any, to satisfy those needs. The term of our Fifth Forbearance Agreement ends on July 31, 2017, after which, or sooner should we default on the Fifth Forbearance Agreement, Huntington Bank may refrain from making additional advances under our revolving loan. In addition, alternative financing sources may hesitate to enter into credit arrangements with us due in part to historical losses.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The following alternatives, among others, are being evaluated: replacement financing, the potential disposition of certain assets and the possible sale of the West Lafayette building. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top-line growth initiatives. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

Although the Company continues to face the near term challenge of replacing its Huntington Bank debt, the operating performance for the three and six months ended March 31, 2017 is encouraging. The financial results for the three and six months ended March 31, 2017 reflect Management’s initiatives aimed at growing revenue, reducing costs and generating more cash flow. The additional revenues for archive services and the recent reductions in inventory and accounts payable are examples of these initiatives. For the remainder of fiscal 2017, the entire BASi team remains committed to the Company’s core priorities and is focused on seeking additional opportunities to increase revenue and profits. For example, we are exploring the use of distributor and reseller arrangements to boost sales in our products business. Additionally, we intend to increase our investment in product research and development. We anticipate making investments to increase our discovery and preclinical services revenues. We have recently welcomed the Company’s founder as a scientific advisor to the team; and we are also looking to selectively add to our scientific and business development staff. Lastly, the Board of Directors continues to weigh options and timing for hiring a new Chief Executive Officer, to fill the position vacated in November of 2016.

3.	ARCHIVE REVENUES

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

In the first quarter of fiscal 2017, the Company began recognizing archive revenue when the following criteria are met: (1) persuasive evidence of a contractual arrangement; (2) the invoice price is fixed or determinable; (3) services have been rendered; and (4) collectability of the resulting receivable is reasonably assured. Amounts related to future archiving or prepaid archiving contracts for customers where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed. Archiving revenues for services rendered prior to calendar year 2017 are currently recognized when payments are received. Archive revenue recognized for the three and six months ended March 31, 2017 was $229 and $237, respectively. No archive revenue was recognized for the three and six months ended March 31, 2016.

4.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 10 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of March 31, 2017, there are 15 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 10 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. Stock based compensation expense for the three and six months ended March 31, 2017 was $(3) and $7, respectively. Stock based compensation expense for the three and six months ended March 31, 2016 was $14 and $29, respectively. The negative expense in the three month period ending March 31, 2017 was due to the forfeiture of options related to the former Chief Executive Officer. The 17 options exercised in the current fiscal year were exercised through a cashless transaction.

A summary of our stock option activity for the six months ended March 31, 2017 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2016	262	$1.76	$1.39
Exercised	(17)	$1.03	$0.87
Granted	—
Terminated	(50)	$2.11	$1.75
Outstanding - March 31, 2017	195	$1.74	$1.34

5.	INCOME (LOSS) PER SHARE

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

Shares issuable upon exercise of options, warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and six months ended March 31, 2016, respectively, because they were anti-dilutive. During the three months ended March 31, 2017, 150 preferred shares were converted to common shares via cashless conversion resulting in no effect on the diluted net income per share calculation.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$417	$(254)	$434	$(760)
Weighted average common shares outstanding	8,148	8,108	8,128	8,107
Basic net income (loss) per share	$0.05	$(0.03)	$0.05	$(0.09)

Diluted net income (loss) per share:

Diluted net income (loss) applicable to common shareholders	$417	$(254)	$434	$(760)
Weighted average common shares outstanding	8,148	8,108	8,128	8,107
Plus: Incremental shares from assumed conversions:
Series A preferred shares	554	—	573	—
Dilutive stock options/shares	8	—	6	—
Diluted weighted average common shares outstanding	8,710	8,108	8,707	8,107
Diluted net income (loss) per share	$0.05	$(0.03)	$0.05	$(0.09)

6.	INVENTORIES

Inventories consisted of the following:

	March 31, 2017	September 30, 2016

Raw materials	$876	$1,190
Work in progress	256	267
Finished goods	221	284
	1,353	1,741
Obsolescence reserve	(234)	(288)
	$1,119	$1,453

7.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenue:
Service	$4,962	$4,053	$10,226	$8,108
Product	1,397	1,286	2,307	2,126
	$6,359	$5,339	$12,533	$10,234
Operating income (loss):
Service	$445	$(279)	$739	$(598)
Product	110	17	(90)	(193)
	$555	$(262)	$649	$(791)

Interest expense	(134)	(70)	(210)	(136)
Decrease in fair value of warrant liability	—	79	—	168
Other income	1	—	2	1
Income (loss) before income taxes	$422	$(253)	$441	$(758)

8.	INCOME TAXES

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

At March 31, 2017 and September 30, 2016, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 1.5% is due to changes in our valuation allowance on our net deferred tax assets.

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

9.	DEBT

Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement includes both a term loan and a revolving loan and is secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 and the first six months of fiscal 2017 we operated either in default of, or under forbearance arrangements with respect to, the Agreement.

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

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company has agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to July 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests, and (vi) pay to Huntington Bank a forbearance fee in the amount of $227, $27 of which was paid at the execution of the Fifth Forbearance Agreement, with the remainder payable upon the first to occur of payment in full of the indebtedness under the Credit Agreement or July 14, 2017. Should the Company repay the indebtedness to Huntington Bank in full on or before July 14, 2017, the forbearance fee would be reduced by $100. Because we believe that more likely than not that we will have to pay the full fee of $200, we have accrued for the fees from the Fifth Forbearance net of accumulated amortization in Term loan, net of debt issuance costs on the condensed consolidated balance sheets. We amortize the fees on a straight line basis to interest expense over the contractual term of the Fifth Forbearance. We incurred $67 in interest expense in our second fiscal quarter of 2017 from the amortization of the fees.

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

The term loan bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at March 31, 2017 and September 30, 2016 was $3,339 and $3,666, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. We were not in compliance with this requirement as of March 31, 2017. On February 13, 2017, Huntington Bank waived our noncompliance with the clean-up provision, together with all other defaults or events of default directly resulting solely on account of the non-compliance with the clean-up provision, the Company’s failure to timely report the non-compliance and the Company’s representation of compliance with the Agreement notwithstanding the non-compliance. Huntington Bank also waived the Company’s further compliance with the clean-up provision through the period ending July 31, 2017. The revolving loan balance was $1,419 and $1,358 at March 31, 2017 and September 30, 2016, respectively.

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

We incurred $10 of costs on September 30, 2016 related to the Third Forbearance Agreement that was amortized in the first quarter of fiscal 2017. We incurred $17 of costs on November 1, 2016 related to the Fourth Forbearance Agreement that was amortized in the first and second quarters of fiscal 2017. We incurred $29 of costs February 2017 related to the Fifth Forbearance Agreement that was partially amortized in the second fiscal quarter of 2017 with the remainder to be amortized on a straight-line basis through July 31, 2017.

For the three months ended March 31, 2017 and 2016, we amortized $82 and $7, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). For the six months ended March 31, 2017 and 2016, we amortized $103 and $14, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of March 31, 2017 and September 30, 2016, the unamortized portion of debt issuance costs related to the credit facility was $152 and $10, respectively, and was included in Term loan, net of debt issuance costs on the condensed consolidated balance sheets.

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

10.	RESTRUCTURING

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. The restructuring plan included the closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom.

As part of the restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At March 31, 2017 and September 30, 2016, respectively, we have $1,117 reserved for the restructuring liability. The full restructuring reserve is classified as a current liability on the Consolidated Balance Sheets.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In May 2011, we issued Class A and B Warrants that were measured at fair value on a recurring basis. We recorded these warrants as a liability determining the fair value at inception on May 11, 2011. Subsequent quarterly fair value measurements, using the Black Scholes model which is considered a level 2 measurement, were calculated with fair value changes charged to the statement of operations and comprehensive income (loss). The Class B Warrants expired in May 2012 and the liability was reduced to zero and the Class A Warrants expired in May 2016 and the liability was reduced to zero. In the first three and six months of fiscal 2016, the fair value of the Warrant liability decreased $79 and $168, respectively.

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

The following table summarizes fair value measurements by level as of March 31, 2017, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$6	$-

The following table summarizes fair value measurements by level as of September 30, 2016, for the Company’s financial liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3

Interest rate swap agreement	$-	$35	$-

12.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company adopted the guidance in the first quarter of fiscal 2017, presenting the remaining debt issuance costs at March 31, 2017 and September 30, 2016 of $152 and $10, respectively, as a reduction in the carrying amount of the long-term debt.

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

Recent Events

Credit Facility

During fiscal 2016 and throughout the first six months of fiscal 2017 we have operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington National Bank (“Huntington Bank”), as more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.” Effective January 31, 2017, we entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (the “Fifth Forbearance Agreement”) with Huntington Bank. Pursuant to the Fifth Forbearance Agreement, Huntington Bank agreed to forbear from exercising its rights and remedies under the Company’s credit facility and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the credit agreement and any further non-compliance with such covenants until July 31, 2017. If we are unable to refinance our indebtedness before the end of the forbearance period, and were Huntington Bank to demand payment on the outstanding debt under our credit arrangements, we would have insufficient funds to satisfy that obligation. In such case, in addition to the ability to immediately demand payment of the outstanding debt under our term loan and revolving loan, Huntington Bank would have the right to exercise its security interest, to take possession of or sell the underlying collateral, to increase interest accruing on the debt, to refrain from making additional advances under the revolving loan, and to terminate our interest rate swap.

The Company’s Board of Directors has directed management to seek alternatives that will enable the Company to repay its indebtedness to Huntington Bank in full upon the expiration of the forbearance period. The following alternatives, among others, are being evaluated: replacement financing, the potential disposition of certain of its assets and the possible sale of its West Lafayette building. Management has been reviewing details of all current account management and marketing programs as well as all invoicing and top-line growth initiatives. We cannot provide assurance that we will be able to resolve our liquidity issues on satisfactory terms, or at all.

Business Overview

We are a contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our clients’ internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration (“FDA”) is an established alternative to in-house development among pharmaceutical companies. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years.

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

Executive Summary

As noted above, during fiscal 2016 and the first six months of fiscal 2017, we have operated either in default of, or under forbearance arrangements with respect to our credit arrangements with Huntington Bank. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facility.”

Our revenues are dependent on a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first six months of fiscal 2017, we experienced a 26.1% increase in revenues in our Services segment and an 8.5% increase in revenues for our Products segment as compared to the first six months of fiscal 2016. Our Services revenue was positively impacted by increased preclinical services studies in the first six months of fiscal 2017 versus the comparable period of fiscal 2016. The higher revenue in our Products segment was mainly due to increased sales of instruments and related consumables in our Culex®, in vivo sampling product line as compared to the prior year period.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. Revenues increased approximately 22.5% and gross margin increased 69.7% in the first six months of fiscal 2017 from the prior year period. Operating expenses increased 5.2% in the first six months of fiscal 2017 from the first six months of fiscal 2016 due in large part to expenses associated with the severance agreement with our former Chief Executive Officer as well as higher consulting costs. The increased revenues and margins contributed to the reported operating income of $649 for the first six months of fiscal 2017 compared to an operating loss of $791 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2017, see “Results of Operations” below.

As of March 31, 2017, we had $419 of cash and cash equivalents as compared to $386 of cash and cash equivalents at the end of fiscal 2016. In the first six months of fiscal 2017, we generated $561 in cash from operations as compared to cash generated of $126 in the first six months of fiscal 2016. Total capital expenditures decreased from $632 in the first six months of fiscal 2016 to $158 in the first six months of fiscal 2017. We had $60 of net borrowings on our line of credit in the first six months of fiscal 2017, as compared to $1,042 of net borrowings on our line of credit in the same period of the prior year.

Although the Company continues to face the near term challenge of replacing its Huntington Bank debt, the operating performance for the three and six months ended March 31, 2017 is encouraging. The quarterly and year to date 2017 financial results reflect Management’s initiatives aimed at growing revenue, reducing costs and generating more cash flow. For the remainder of fiscal 2017, the entire BASi team remains committed to the Company’s core priorities and is focused on seeking additional opportunities to increase revenue and profits. For example, we are exploring the use of distributor and reseller arrangements to boost sales in our products business. Additionally, we intend to increase our investment in product research and development. We anticipate making investments to increase our discovery and preclinical services revenues. We have recently welcomed the Company’s founder as a scientific advisor to the team; and we are also looking to selectively add to our scientific and business development staff. Lastly, the Board of Directors continues to weigh options and timing for hiring a new Chief Executive Officer, to fill the position vacated in November of 2016.

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.  While we remain focused on productivity and better processes and a continued emphasis on generating free cash flow, we are also dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and solidify our liquidity position. Refer to Note 2, Management’s Plan, for further information regarding the Company’s plan to address current operations.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Service revenue	78.0%	75.9%	81.6%	79.2%
Product revenue	22.0	24.1	18.4	20.8
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	71.5%	81.8	71.3	82.1
Cost of Product revenue (a)	55.1%	54.9	57.9	60.2
Total cost of revenue	67.9%	75.4	68.9	77.5

Gross profit	32.1	24.6	31.1	22.5

Total operating expenses	23.4	29.6	26.0	30.2

Operating income (loss)	8.7	(5.0)	5.1	(7.7)

Other income (expense)	(2.1)	0.2	(1.7)	0.3

Income (loss) before income taxes	6.6	(4.8)	3.4	(7.4)

Income tax expense	0.1	0.0	0.1	0.0

Net Income (loss)	6.5%	(4.8)%	3.3%	(7.4)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Service and Product Revenues

Revenues for the fiscal quarter ended March 31, 2017 increased 19.1% to $6,359 compared to $5,339 for the same period last year.

Our Service revenue increased 22.4% to $4,962 in the second quarter of fiscal 2017 compared to $4,053 for the prior year period. Preclinical services revenues increased due to an overall increase in the number of studies from the prior year period. Other laboratory services revenues were positively impacted by higher discovery and pharmaceutical analysis revenues in the second quarter of fiscal 2017 versus the comparable period in fiscal 2016. Also, archive revenue added $229 to Other laboratory services revenue in the second fiscal quarter of 2017. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the second quarter of fiscal 2017 and a mix favoring method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Three Months Ended March 31,
	2017	2016	Change	%
Bioanalytical analysis	$1,245	$1,591	$(346)	(21.7)%
Preclinical services	3,094	2,262	832	36.8%
Other laboratory services	623	200	423	211.5%
	$4,962	$4,053	$909

Sales in our Products segment increased 8.6% in the second quarter of fiscal 2017 from $1,286 to $1,397 when compared to the same period in the prior fiscal year. The majority of the increase stems from higher sales of our Culex automated in vivo sampling systems and related consumables over the same period in the prior fiscal year.

	Three Months Ended March 31,
	2017	2016	Change	%
Culex, in-vivo sampling systems	$883	$630	$253	40.2%
Analytical instruments	323	407	(84)	(20.6)%
Other instruments	191	249	(58)	(23.3)%
	$1,397	$1,286	$111

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2017 was $4,316 or 67.9% of revenue, compared to $4,023, or 79.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 71.5% during the second quarter of fiscal 2017 from 81.8% in the comparable period last year. The principal cause of this decrease was the increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues led to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Products revenue in the second quarter of fiscal 2017 increased slightly to 55.1% from 54.9% in the comparable prior year period. This increase is mainly due to slightly higher material costs and efforts to reduce inventory in the current quarter.

Operating Expenses

Selling expenses for the three months ended March 31, 2017 decreased 32.8% to $242 from $360 for the comparable period last year. This decrease is mainly due to lower salaries and benefits from the loss of sales employees plus lower consulting costs in the second fiscal quarter of 2017 compared to the same period in fiscal 2016, partially offset by higher commissions.

Research and development expenses for the second quarter of fiscal 2017 decreased 16.7% over the comparable period last year to $110 from $132. The decrease was primarily due to lower salaries and benefits from the loss of an employee in fiscal 2016 who was not immediately replaced.

General and administrative expenses for the second quarter of fiscal 2017 increased 4.6% to $1,136 from $1,086 for the comparable prior year period. The principal reasons for the increase were higher consulting services. These items were offset slightly by decreased spending for outside services and employee search costs.

Other Income (Expense)

Other income (expense), net, was expense of $133 for the second quarter of fiscal 2017 as compared to income of $9 for the same quarter of the prior fiscal year. The primary reason for the change in income (expense) was due to the decrease in the fair value of the warrant liability in the second fiscal quarter of 2016. The Class A warrants expired in May 2016. Thus, no fair value changes were recorded in the second quarter of fiscal 2017. Also, interest expense increased $64 or in the second fiscal quarter of 2017 compared to the same period of fiscal 2016 due to the amortization of fees associated with our Fifth Forbearance arrangement.

Income Taxes

Our effective tax rate for the quarters ended March 31, 2017 and 2016 was 1.2% and (0.4)%, respectively. The current year expense primarily relates to alternative minimum taxes and state income taxes.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Service and Product Revenues

Revenues for the six months ended March 31, 2017 increased 22.5% to $12,533 as compared to $10,234 for the same period last fiscal year.

Our Service revenue increased 26.1% to $10,226 in the first six months of fiscal 2017 compared to $8,108 for the prior fiscal year period. Preclinical services revenues increased due to an overall increase in the number of studies from the prior year period. Other laboratory services revenues were positively impacted by higher discovery and pharmaceutical analysis revenues in fiscal 2017 versus the comparable period in fiscal 2016. Also, archive revenue added $237 to Other laboratory services revenue in fiscal 2017. Bioanalytical analysis revenues decreased due to fewer samples received and analyzed in fiscal 2017 in addition to a mix favoring method development and validation projects during this time period, which generate lower revenue but involve more dedicated resources.

	Six Months Ended March 31,
	2017	2016	Change	%
Bioanalytical analysis	$2,560	$3,029	$(469)	(15.5)%
Preclinical services	6,646	4,762	1,884	39.6%
Other laboratory services	1,020	317	703	221.8%
	$10,226	$8,108	$2,118

Sales in our Product segment increased 8.5% in the first six months of fiscal 2017 from $2,126 to $2,307 when compared to the same period in the prior fiscal year. The majority of the increase is derived from improvement in instrument sales from our Culex automated in vivo sampling line and related consumables in the first six months of fiscal 2017.

	Six Months Ended March 31,
	2017	2016	Change	%
Culex, in-vivo sampling systems	$1,271	$932	$339	36.4%
Analytical instruments	621	753	(132)	(17.5)%
Other instruments	415	441	(26)	(5.9)%
	$2,307	$2,126	$181

Cost of Revenues

Cost of revenues for the first six months of fiscal 2017 was $8,631 or 68.9% of revenue, compared to $7,934, or 77.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 71.3% during the first six months of fiscal 2017 from 82.1% in the comparable period last year. The principal cause of this decrease was the increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues led to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the first six months of fiscal 2017 decreased to 57.9% from 60.2% in the comparable prior year period. This decrease is mainly due to a change in the mix of products sold in the first six months of fiscal 2017 as well as slightly higher material costs.

Operating Expenses

Selling expenses for the six months ended March 31, 2017 decreased 13.3% to $578 from $667 for the comparable fiscal 2016 period. This decrease is mainly due to lower salaries and benefits from the loss of sales employees plus lower consulting costs in fiscal 2017 compared to the same period in fiscal 2016, partially offset by higher commissions.

Research and development expenses for the first six months of fiscal 2017 decreased 25.9% over the comparable fiscal 2016 period to $214 from $289. The decrease was primarily due to lower utilization of outsourced professional engineering services plus lower salaries and benefits from the loss of an employee in fiscal 2016 who was not immediately replaced.

General and administrative expenses for the first six months of fiscal 2017 increased 15.3% to $2,461 from $2,135 for the comparable fiscal 2016 period. The principal reasons for the increase were the accrual for the severance for our former Chief Executive Officer in the first fiscal quarter as well as higher consulting services. These items were offset slightly by decreased spending for outside services and employee search costs.

Other Income (Expense)

Other expense for the first six months of fiscal 2017 increased to $208 from other income of $33 for the same period of fiscal 2016. The primary reason for the increase in expense is the change in the fair value of the warrant liability which expired in May 2016. Thus, no fair value changes were recorded in fiscal 2017. Also, interest expense increased $74 in the first six months of fiscal 2017 compared to the same period of fiscal 2016 due to the amortization of fees associated with our Fifth Forbearance arrangement.

Income Taxes

Our effective tax rate for the six months ended March 31, 2017 and 2016 was 1.5% and (0.2)%, respectively. The current year expense primarily relates to alternative minimum taxes and state taxes.

Restructuring Activities

In March 2012, we announced a plan to restructure our bioanalytical laboratory operations. The restructuring plan included the closure of our facility and bioanalytical laboratory in Warwickshire, United Kingdom.

As part of the restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At March 31, 2017 and September 30, 2016, respectively, we have $1,117 reserved for the restructuring liability. The full restructuring reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Recent Events

Please refer to the discussion above under “Recent Events” – “Credit Facility” regarding non-compliance with certain financial covenants of our credit facility. Please also refer to the disclosure under “ITEM 1A - RISK FACTORS” herein.

Comparative Cash Flow Analysis

At March 31, 2017, we had cash and cash equivalents of $419, compared to $386 at September 30, 2016.

Net cash provided by operating activities was $561 for the six months ended March 31, 2017 compared to cash used in operating activities of $126 for the six months ended March 31, 2016. The increase in cash provided by operating activities in the first six months of fiscal 2017 partially resulted from operating income versus an operating loss in the prior year period. Other contributing factors to our cash provided by operations in the first half of fiscal 2017 were noncash charges of $860 for depreciation and amortization, a net increase in customer advances of $649 and in accrued expenses of $198 as well as a net decrease in inventory of $334. These were partially offset by a net increase in accounts receivable of $997 and a net decrease in accounts payable of $962.

Days’ sales in accounts receivable increased to 46 days at March 31, 2017 from 40 days at September 30, 2016 due to increased invoicing, few extended collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company’s pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first six months of 2016 are non-cash charges of $688 for depreciation and a net decrease in accounts receivable of $306 and in prepaid expenses of $388 as well as a net increase in accounts payable of $341. These items were partially offset by a decrease in accrued expenses of $406 and a decrease in customer advances of $334.

Investing activities used $152 in the first half of fiscal 2017 due to capital expenditures as compared to $632 in the first half months of fiscal 2016. The investing activity in the first quarter fiscal 2017 consisted of investments in building improvements as well as laboratory and IT equipment.

Financing activities used $376 in the first six months of fiscal 2017 as compared to $521 provided during the first six months of fiscal 2016. The main use of cash in the first half of fiscal 2017 was long-term debt and capital lease payments of $391 slightly offset by net borrowings on our line of credit of $60. In the first half of fiscal 2016, we had long-term debt and capital lease payments of $524, as well as net borrowings on our line of credit of $1,042.

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

The term loan bears interest at LIBOR plus 325 basis points with monthly principal payments of approximately $65 plus interest. We have made all required principal payments on the term loan. The balance on the term loan at March 31, 2017 and September 30, 2016 was $3,339 and $3,666, respectively. The revolving loan for $2,000 bears interest at LIBOR plus 300 basis points with interest paid monthly. The revolving loan also carries a facility fee of .25%, paid quarterly, for the unused portion of the revolving loan. The revolving loan includes an annual clean-up provision that requires the Company to maintain a balance of not more than 20% of the maximum loan of $2,000 for a period of 30 days in any 12 month period while the revolving loan is outstanding. We were not in compliance with this requirement as of December 31, 2016. On February 13, 2017, Huntington Bank waived our noncompliance with the clean-up provision, together with all other defaults or events of default directly resulting solely on account of the non-compliance with the clean-up provision, the Company’s failure to timely report the non-compliance and the Company’s representation of compliance with the Agreement notwithstanding the non-compliance. Huntington Bank also waived the Company’s further compliance with the clean-up provision through the period ending July 31, 2017. The revolving loan balance was $1,419 and $1,358 at March 31, 2017 and September 30, 2016, respectively.

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

The discount rate, gross margin and sales growth rates are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test. Our reporting unit with goodwill at March 31, 2017 is preclinical services which is included in our Services segment, based on the discrete financial information available which is reviewed by management. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is sensitive to the discount rate and sales growth assumptions used.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A contained herein and in our 10-K for the fiscal year ended September 30, 2016. There have been no significant events since the timing of our impairment tests that have triggered additional impairment testing. At March 31, 2017, remaining recorded goodwill was $38.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $(3) and $14 during the three months ended March 31, 2017 and 2016, respectively. Similarly, we recognized stock-based compensation expense related to stock options of $7 and $29 during the six months ended March 31, 2017 and 2016, respectively.

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

Employee stock-based compensation expense recognized in the first three and six months of fiscal 2017 and 2016 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

Income Taxes

As described in Note 8 to the condensed consolidated financial statements, we use the asset and liability method of accounting for income taxes.  We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowances based on a determination of the expected realization of tax assets.

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

As of March 31, 2017 and September 30, 2016, we had a $16 liability for uncertain income tax positions.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Controls

There have been no other changes in the Company’s internal control over financial reporting as of March 31, 2017, that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2017	By:	/s/ Philip A. Downing
Philip A. Downing
Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Settlement Agreement and Release of All Claims, by and between Bioanalytical Systems, Inc. and Jacqueline M. Lemke (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 17, 2017).

	10.2	Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement between Bioanalytical Systems, Inc. and The Huntington Bank, effective January 31, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 1, 2017).

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

