Form 10-Q
period 2017-06-30
BIOANALYTICAL SYSTEMS INC
filed 2017-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 10, 2017, 8,238,896 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$919	$386
Accounts receivable
Trade, net of allowance of $2,293 at June 30, 2017 and $565 at September 30, 2016	2,059	1,649
Unbilled revenues and other	410	591
Inventories, net	1,064	1,453
Prepaid expenses	597	798
Total current assets	5,049	4,877

Property and equipment, net	15,207	16,136
Lease rent receivable	78	51
Goodwill	38	38
Other assets	23	27

Total assets	$20,395	$21,129

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,656	$2,965
Restructuring liability	1,117	1,117
Accrued expenses	1,191	1,089
Customer advances	3,265	3,114
Income taxes payable	23	13
Revolving line of credit	256	1,358
Fair value of interest rate swap	-	35
Current portion of capital lease obligation	127	126
Current portion of long-term debt	224	3,656
Total current liabilities	7,859	13,473

Capital lease obligation, less current portion	101	198
Long-term debt, less current portion, net of debt issuance costs	4,208	-
Total liabilities	12,168	13,671

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
1,035 Series A shares at $1,000 stated value issued and outstanding at June 30, 2017 and 1,185 at September 30, 2016	1,035	1,185
Common shares, no par value:
Authorized 19,000,000 shares; 8,238,896 issued and outstanding at June 30, 2017 and 8,107,558 at September 30, 2016	2,021	1,989
Additional paid-in capital	21,437	21,240
Accumulated deficit	(16,266)	(16,921))
Accumulated other comprehensive (loss) income	-	(35)
Total shareholders’ equity	8,227	7,458

Total liabilities and shareholders’ equity	$20,395	$21,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service revenue	$4,954	$3,773	$15,180	$11,881
Product revenue	882	1,280	3,189	3,406
Total revenue	5,836	5,053	18,369	15,287

Cost of service revenue	3,308	3,183	10,604	9,838
Cost of product revenue	597	697	1,932	1,976
Total cost of revenue	3,905	3,880	12,536	11,814

Gross profit	1,931	1,173	5,833	3,473
Operating expenses:
Selling	229	405	808	1,072
Research and development	127	103	340	392
General and administrative	1,238	1,030	3,699	3,165
Total operating expenses	1,594	1,538	4,847	4,629

Operating income (loss)	337	(365)	986	(1,156)

Interest expense	(112)	(107)	(322)	(243)
Decrease in fair value of warrant liability	-	21	-	189
Other income	2	1	4	2
Net income (loss) before income taxes	227	(450)	668	(1,208)

Income taxes	6	(17)	13	(15)

Net income (loss)	$221	$(433)	$655	$(1,193)

Other comprehensive income (loss):	6	(2)	35	(101)

Comprehensive income (loss)	$227	$(435)	$690	$(1,294)

Basic net income (loss) per share	$0.03	$(0.05)	$0.08	$(0.15)
Diluted net income (loss) per share	$0.03	$(0.05)	$0.08	$(0.15)

Weighted common shares outstanding:
Basic	8,216	8,108	8,157	8,107
Diluted	8,748	8,108	8,720	8,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2017	2016

Operating activities:
Net income (loss)	$655	$(1,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,303	1,031
Decrease in fair value of warrant liability	-	(189)
Employee stock compensation expense	13	34
Provision for doubtful accounts	-	(19)
(Gain)/Loss on disposal of property and equipment	(9)	12
Changes in operating assets and liabilities:
Accounts receivable	(256)	511
Inventories	389	(10)
Income tax accruals	10	(18)
Prepaid expenses and other assets	201	14
Accounts payable	(1,309)	990
Accrued expenses	102	(886)
Customer advances	151	(7)
Net cash provided by operating activities	1,250	270

Investing activities:
Capital expenditures	(213)	(837)
Proceeds from sale of equipment	8	-
Net cash used by investing activities	(205)	(837)

Financing activities:
Payments of long-term debt	(3,666)	(589)
New borrowings on long-term debt	4,500	-
Payments of debt issuance costs	(214)	(41)
Proceeds from exercise of stock options	66	3
Payments on revolving line of credit	(11,166)	(7,832)
Borrowings on revolving line of credit	10,064	9,297
Payments on capital lease obligations	(96)	(217)
Net cash (used) provided by financing activities	(512)	621

Net increase in cash and cash equivalents	533	54
Cash and cash equivalents at beginning of period	386	438
Cash and cash equivalents at end of period	$919	$492

Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$196
Supplemental disclosure of non-cash financing activities:
Conversion of preferred shares to common shares	$150	$-
Equipment financed under capital leases	$-	$303

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and, therefore, should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. Certain amounts in the fiscal 2016 consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2017 and 2016 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2017. The results of operations for the three and nine months ended June 30, 2017 may not be indicative of the results for the year ending September 30, 2017.

2.	ARCHIVE REVENUES

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

In the first quarter of fiscal 2017, the Company began recognizing archive revenue when the following criteria are met: (1) persuasive evidence of a contractual arrangement exists; (2) the invoice price is fixed or determinable; (3) services have been rendered; and (4) collectability of the resulting receivable is reasonably assured. Amounts related to future archiving or prepaid archiving contracts for customers where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed. Archiving revenues for services rendered prior to calendar year 2017 are currently recognized when payments are received. Archive revenue recognized for the three and nine months ended June 30, 2017 was $216 and $453, respectively. No archive revenue was recognized for the three and nine months ended June 30, 2016.

3.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 10 in the Notes to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. The Compensation Committee may also issue non-qualified stock option grants with vesting periods different from the 2008 Plan. As of June 30, 2017, there are 15 shares underlying options outstanding that were granted outside of the Plan. The assumptions used are detailed in Note 10 to the Consolidated Financial Statements in our Form 10-K for the year ended September 30, 2016. Stock based compensation expense for the three and nine months ended June 30, 2017 was $6 and $13, respectively. Stock based compensation expense for the three and nine months ended June 30, 2016 was $5 and $34, respectively. Of the 67 options exercised in the current fiscal year, 17 were exercised through a cashless transaction.

A summary of our stock option activity for the nine months ended June 30, 2017 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2016	262	$1.76	$1.39
Exercised	(67)	$1.25	$1.03
Granted	—
Terminated	(50)	$2.11	$1.75
Outstanding - June 30, 2017	145	$1.88	$1.43

4.	INCOME (LOSS) PER SHARE

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

Shares issuable upon exercise of options, warrants for 799 common shares and 592 common shares issuable upon conversion of preferred shares were not considered in computing diluted earnings per share for the three and nine months ended June 30, 2016, respectively, because they were anti-dilutive. During the three and nine months ended June 30, 2017, 150 preferred shares (not in thousands) were converted to common shares via cashless conversion resulting in no effect on the diluted net income per share calculation.

The following table reconciles our computation of basic income (loss) per share to diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic net income (loss) per share:

Net income (loss) applicable to common shareholders	$221	$(433)	$655	$(1,193)
Weighted average common shares outstanding	8,216	8,108	8,157	8,107

Basic net income (loss) per share	$0.03	$(0.05)	$0.08	$(0.15)
Diluted net income (loss) per share:

Diluted net income (loss) applicable to common shareholders	$221	$(433)	$655	$(1,193)

Weighted average common shares outstanding	8,216	8,108	8,157	8,107
Plus: Incremental shares from assumed conversions:
Series A preferred shares	518	—	555	—
Dilutive stock options/shares	14	—	8	—
Diluted weighted average common shares outstanding	8,748	8,108	8,720	8,107

Diluted net income (loss) per share	$0.03	$(0.05)	$0.08	$(0.15)

5.	INVENTORIES

Inventories consisted of the following:

	June 30, 2017	September 30, 2016

Raw materials	$836	$1,190
Work in progress	221	267
Finished goods	229	284
	1,286	1,741
Obsolescence reserve	(222)	(288)
	$1,064	$1,453

6.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Service	$4,954	$3,773	$15,180	$11,881
Product	882	1,280	3,189	3,406
	$5,836	$5,053	$18,369	$15,287
Operating income (loss):
Service	$512	$(364)	$1,253	$(962)
Product	(175)	(1)	(267)	(194)
	$337	$(365)	$986	$(1,156)

Interest expense	(112)	(107)	(322)	(243)
Decrease in fair value of warrant liability	—	21	—	189
Other income	2	1	4	2
Income (loss) before income taxes	$227	$(450)	$668	$(1,208)

7.	INCOME TAXES

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

At June 30, 2017 and September 30, 2016, we had a $16 liability for uncertain income tax positions. The difference between the federal statutory rate of 34% and our effective rate of 1.95% for the first nine months of fiscal 2017 is due to changes in our valuation allowance on our net deferred tax assets.

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

Huntington Credit Facility

On May 14, 2014, we entered into a Credit Agreement with Huntington Bank, which was subsequently amended on May 14, 2015 (“Agreement”). The Agreement included both a term loan and a revolving loan and was secured by mortgages on our facilities in West Lafayette and Evansville, Indiana and liens on our personal property. As of December 31, 2015, we were not in compliance with certain financial covenants of the Agreement, and during fiscal 2016 and most of the first nine months of fiscal 2017 we operated either in default of, or under forbearance arrangements with respect to, the Agreement.

On April 27, 2016, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (“Forbearance Agreement”) with Huntington Bank and on July 1, 2016, the Company entered into a Second Forbearance Agreement and Third Amendment to Credit Agreement (“Second Forbearance Agreement”) with Huntington Bank. As of June 30, 2016, the Company was not in compliance with an additional financial covenant under the Second Forbearance Agreement, resulting in termination of the forbearance period thereunder. On September 30, 2016, the Company entered into a Third Forbearance Agreement and Fourth Amendment to Credit Agreement with Huntington Bank (“Third Forbearance Agreement”), on October 31, 2016, the Company entered into a Fourth Forbearance Agreement and Fifth Amendment to Credit Agreement (“Fourth Forbearance Agreement”) and on January 31, 2017 the Company entered into a Fifth Forbearance Agreement and Sixth Amendment to Credit Agreement (“Fifth Forbearance Agreement”) with Huntington Bank. Subject to the conditions set forth in the Fifth Forbearance Agreement, Huntington Bank agreed to continue to forbear from exercising its rights and remedies under the Agreement and from terminating the Company’s related swap agreement with respect to the Company’s non-compliance with applicable financial covenants under the Agreement and any further non-compliance with such covenants during a forbearance period ending July 31, 2017 and to continue to make advances under the Agreement.

In exchange for Huntington Bank’s agreement to continue to forbear from exercising its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement to July 31, 2017, (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance period, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, (v) continue to engage the services of the Company’s financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as Huntington Bank reasonably requests, and (vi) pay to Huntington Bank a forbearance fee in the amount of $227, $27 of which was paid at the execution of the Fifth Forbearance Agreement, with the remainder payable upon the first to occur of payment in full of the indebtedness under the Credit Agreement or July 14, 2017. The agreement provided that should the Company repay the indebtedness to Huntington Bank in full on or before July 14, 2017, the forbearance fee would be reduced by $100. Because we believed that it was more likely than not that we would have to pay the full fee of $200, we accrued for the fees from the Fifth Forbearance net of accumulated amortization in the Term loan, net of debt issuance costs on the condensed consolidated balance sheets in the second fiscal quarter of 2017. This accrual was reduced by $100 in the third quarter of fiscal 2017 because the loan to Huntington was paid in full prior to July 14, 2017.

The Fifth Forbearance Agreement provided for immediate termination of the forbearance period upon the occurrence of, among other events, the failure of the Company to perform, observe or comply with the terms of the Fifth Forbearance Agreement. The available remedies in the event of a default by the Company included among others, the ability to accelerate and immediately demand payment of the outstanding debt under our term loan and revolving loan, to exercise on the security interest, to take possession of or sell the underlying collateral, to refrain from making additional advances under the revolving loan, to increase interest accruing on the debt by five percent (5%) per annum over the otherwise applicable rate effective after receipt of written notice from Huntington Bank, and to terminate our interest rate swap.

We incurred $10 of costs on September 30, 2016 related to the Third Forbearance Agreement that was amortized in the first quarter of fiscal 2017. We incurred $17 of costs on November 1, 2016 related to the Fourth Forbearance Agreement that was amortized in the first and second quarters of fiscal 2017. We incurred $29 of costs in February 2017 related to the Fifth Forbearance Agreement that was amortized in the second and third quarters of fiscal 2017.

Interest Rate Swap

We entered into an interest rate swap agreement with respect to the loans with Huntington Bank to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Income to the extent effective. The interest rate swap was terminated as a result of the new credit facility described below and the balance was reduced to zero as of June 30, 2017.

New Credit Facility

On June 23, 2017, we entered into a new Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at June 30, 2017 was $4,500. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at June 30, 2017 was $256. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.20 to 1.00 for the quarters ending September 30, 2017 and December 31, 2017 and of not less than 1.25 to 1.0 for the quarters thereafter and (ii) beginning with the fourth quarter of fiscal 2017 ending September 30, 2017, a debt to equity ratio of not greater than 2.50 to 1.00 until maturity. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the third fiscal quarter of 2017 with the remainder to be amortized through June 2022. For the three months ended June 30, 2017 and 2016, we amortized $54 and $48, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended June 30, 2017 and 2016, we amortized $157 and $62, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of June 30, 2017 and September 30, 2016, the unamortized portion of debt issuance costs related to our respective credit facilities was $68 and $10, respectively, and was included in Long-term Debt, less current portion on the condensed consolidated balance sheets.

9.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At June 30, 2017 and September 30, 2016, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

In April 2015, the FASB amended the existing accounting standards for imputation of interest. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The Company adopted the guidance in the first quarter of fiscal 2017, presenting the remaining debt issuance costs at June 30, 2017 and September 30, 2016 of $68 and $10, respectively, as a reduction in the carrying amount of the long-term debt.

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

Recent Events

New Credit Facility

On June 23, 2017, we entered into a new Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap. During fiscal 2016 and throughout most of the first nine months of fiscal 2017, we had operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded, drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide challenges in selling, as they frequently have only one product in development, which causes CROs to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug development process, and to consult with customers on regulatory strategy and compliance leading to their FDA filings. Our Enhanced Drug Discovery services, part of this strategy, utilizes our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller biotechnology companies to develop a competitive advantage. We intend to accomplish this balance through the use of, and expanding upon, our existing project management skills, strategic partnerships and relationship management.

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

Executive Summary

Our revenues are dependent upon a relatively small number of industries and customers. As a result, we closely monitor the market for our services and products. In the first nine months of fiscal 2017, we experienced a 27.8% increase in revenues in our Services segment and a 6.4% decrease in revenues in our Products segment as compared to the first nine months of fiscal 2016. Our Services revenue was positively impacted by increased preclinical services studies as well as our efforts to initiate archive revenues in the first nine months of fiscal 2017 versus the comparable period of fiscal 2016. The lower revenue in our Products segment was mainly due to decreased sales of analytical instruments and related consumables as compared to the prior-year period.

We review various metrics to evaluate our financial performance, including revenue, profit margins and earnings. Revenues increased approximately 20.2% and gross profit increased 67.9% in the first nine months of fiscal 2017 from the prior-year period. Operating expenses increased 4.7% in the first nine months of fiscal 2017 from the first nine months of fiscal 2016 due in large part to higher consulting costs. The increased revenues and margins contributed to the reported operating income of $986 for the first nine months of fiscal 2017 compared to an operating loss of $1,156 for the prior year period. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2017, see “Results of Operations” below.

As of June 30, 2017, we had $919 of cash and cash equivalents as compared to $386 of cash and cash equivalents at the end of fiscal 2016. In the first nine months of fiscal 2017, we generated $1,250 in cash from operations as compared to $270 in the first nine months of fiscal 2016. Total capital expenditures decreased from $837 in the first nine months of fiscal 2016 to $213 in the first nine months of fiscal 2017. In addition accounts payable and inventory decreased by $1,309 and $389, respectively. We had $256 borrowed on our line of credit as of June 30, 2017.

The quarterly and year-to-date fiscal 2017 financial results reflect management's initiatives aimed at growing revenue, reducing costs and generating additional cash flow. We believe that our new Credit Agreement with FIB, as described in Recent Events, gives us the liquidity to continue to implement initiatives begun in fiscal 2017, including the use of distributor and reseller arrangements to boost sales in our Product business. During the remainder of fiscal 2017 and thereafter, we intend to increase our investment in product research and development and anticipate making investments in, among other areas, discovery and preclinical services. We have also recently welcomed the Company’s founder as a scientific advisor to management and are looking to selectively add to our scientific and business development staff.

Our long-term strategic objective is to maximize the Company’s intrinsic value per share.  While we remain focused on productivity and better processes and a continued emphasis on generating free cash flow, we are also dedicated to the strategies that drive our top-line growth. We are intensifying our efforts to improve our processes, embrace change and continue to solidify our liquidity position.

Results of Operations

The following table summarizes the condensed consolidated statement of operations as a percentage of total revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Service revenue	84.9%	74.7%	82.6%	77.7%
Product revenue	15.1	25.3	17.4	22.3
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	66.8	84.4	69.9	82.8
Cost of Product revenue (a)	67.7	54.4	60.6	58.0
Total cost of revenue	66.9	76.8	68.2	77.3

Gross profit	33.1	23.2	31.8	22.7

Total operating expenses	27.3	30.5	26.4	30.3

Operating income (loss)	5.8	(7.3)	5.4	(7.6)

Other income (expense)	(1.9)	(1.7)	(1.7)	(0.3)

Income (loss) before income taxes	3.9	(9.0)	3.7	(7.9)

Income taxes	0.1	(0.3)	0.1	(0.1)

Net Income (loss)	3.8%	(8.7)%	3.6%	(7.8)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Service and Product Revenues

Revenues for the quarter ended June 30, 2017 increased 15.5% to $5,836 compared to $5,053 for the same period last fiscal year.

Our Service revenue increased 31.3% to $4,954 in the third quarter of fiscal 2017 compared to $3,773 for the prior year period. Preclinical services revenues increased due to an overall increase in the number of studies from the prior year period. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis revenues in the third quarter of fiscal 2017 versus the comparable period in fiscal 2016. Also, in fiscal 2017 we instituted the practice of uniformly charging archive fees to clients where contracts allow. Archive revenue added $216 to Other laboratory services revenue in the third fiscal quarter of 2017. Bioanalytical analysis revenues declined due to fewer samples received and analyzed in the third quarter of fiscal 2017 and a mix favoring method development and validation projects during that time period, which generate lower revenue but involve more dedicated resources.

	Three Months Ended June 30,
	2017	2016	Change	%
Bioanalytical analysis	$1,086	$1,121	$(35)	-3.2%
Preclinical services	3,143	2,405	738	30.7%
Other laboratory services	725	247	478	193.5%
	$4,954	$3,773	$1,181

 Sales in our Products segment decreased 31.0% in the third quarter of fiscal 2017 from $1,280 to $882 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling systems as well as our analytical instruments over the same period in the prior fiscal year.

	Three Months Ended
	June 30,
	2017	2016	Change	%
Culex, in-vivo sampling systems	$383	$550	$(167)	-30.5%
Analytical instruments	336	520	(184)	-35.4%
Other instruments	163	210	(47)	-22.4%
	$882	$1,280	$(398)

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2017 was $3,905 or 66.9% of revenue, compared to $3,880, or 76.8% of revenue for the prior-year period.

Cost of Service revenue as a percentage of Service revenue decreased to 66.8% during the third quarter of fiscal 2017 from 84.4% in the comparable period last fiscal year. The principal cause of this decrease was the increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues led to decreases in costs as a percentage of revenue.

Costs of Products revenue as a percentage of Products revenue in the third quarter of fiscal 2017 increased to 67.7% from 54.4% in the comparable prior year period. This increase is mainly due to the mix of sales favoring the lower-margin instruments in the current quarter.

Operating Expenses

Selling expenses for the three months ended June 30, 2017 decreased 43.4% to $229 from $405 for the comparable period last fiscal year. This decrease is mainly due to lower salaries and benefits from the loss of sales employees plus lower travel and consulting costs in the third fiscal quarter of 2017 compared to the same period in fiscal 2016.

Research and development expenses for the third quarter of fiscal 2017 increased 23.3% over the comparable period last fiscal year to $127 from $103. The increase was primarily due to higher consulting expenses in the current fiscal year.

General and administrative expenses for the third quarter of fiscal 2017 increased 20.2% to $1,238 from $1,030 for the comparable prior-year period. The principal reason for the increase was higher expenses for consulting services. The increase was partially offset by lower salaries and benefits expense from the departure of the former Chief Executive Officer and decreased spending for other outside services.

Other Income (Expense)

Other expense for the third quarter of fiscal 2017 was $110 as compared to other expense of $85 for the same quarter of the prior fiscal year. The primary reason for the change in expense was the decrease in the fair value of the warrant liability in the third fiscal quarter of 2016. The Class A warrants expired in May 2016.

Income Taxes

Our effective tax rate for the quarters ended June 30, 2017 and 2016 was 2.6% and 3.8%, respectively. The current year expense primarily relates to alternative minimum taxes and state income taxes.

Net Income (loss)

As a result of the factors described above, net income for the quarter ended June 30, 2017 amounted to $221, compared to a net loss of $433 in the comparable fiscal 2016 period.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Service and Product Revenues

Revenues for the nine months ended June 30, 2017 increased 20.2% to $18,369 as compared to $15,287 for the same period last fiscal year.

Our Service revenue increased 27.8% to $15,180 in the first nine months of fiscal 2017 compared to $11,881 for the prior fiscal year period. Preclinical services revenues increased due to an overall increase in the number of studies from the prior fiscal year period. Other laboratory services revenues were positively impacted by higher discovery and pharmaceutical analysis revenues in fiscal 2017 versus the comparable period in fiscal 2016. Also, in fiscal 2017 we instituted the practice of uniformly charging archive fees to clients where contracts allow. Archive revenue added $453 to Other laboratory services revenue in fiscal 2017. Bioanalytical analysis revenues decreased due to fewer samples received and analyzed in fiscal 2017 in addition to a mix favoring method development and validation projects during this time period, which generate lower revenue but involve more dedicated resources.

	Nine Months Ended June 30,
	2017	2016	Change	%
Bioanalytical analysis	$3,646	$4,130	$(484)	-11.7%
Preclinical services	9,789	7,167	2,622	36.6%
Other laboratory services	1,745	584	1,161	198.8%
	$15,180	$11,881	$3,299

Sales in our Product segment decreased 6.4% in the first nine months of fiscal 2017 from $3,406 to $3,189 when compared to the same period in the prior fiscal year. The majority of the decrease is derived from lower analytical instrument sales and related consumables in the first nine months of fiscal 2017.

	Nine Months Ended June 30,
	2017	2016	Change	%
Culex, in-vivo sampling systems	$1,654	$1,483	$171	11.5%
Analytical instruments	957	1,272	(315)	-24.8%
Other instruments	578	651	(73)	-11.2%
	$3,189	$3,406	$(217)

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2017 was $12,536 or 68.2% of revenue, compared to $11,814 or 77.3% of revenue for the prior fiscal year period.

Cost of Service revenue as a percentage of Service revenue decreased to 69.9% during the first nine months of fiscal 2017 from 82.8% in the comparable period last fiscal year. The principal cause of this decrease was the increase in revenues, which led to higher absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, increases in revenues led to decreases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the first nine months of fiscal 2017 increased to 60.6% from 58.0% in the comparable prior fiscal year period. This increase is mainly due to the mix of sales favoring the lower margin instruments and efforts to reduce inventory in the first nine months.

Operating Expenses

Selling expenses for the nine months ended June 30, 2017 decreased 24.6% to $808 from $1,072 for the comparable fiscal 2016 period. This decrease is mainly due to lower salaries and benefits from the loss of sales employees and lower consulting costs in fiscal 2017 compared to the same period in fiscal 2016, partially offset by higher commissions.

Research and development expenses for the first nine months of fiscal 2017 decreased 13.3% over the comparable fiscal 2016 period to $340 from $392. The decrease was primarily due to lower salaries and benefits from the loss of an employee in fiscal 2016 who was not immediately replaced.

General and administrative expenses for the first nine months of fiscal 2017 increased 16.9% to $3,699 from $3,165 for the comparable fiscal 2016 period. The principal reason for the increase was higher costs for consulting services. This increase was partially offset by decreased spending for other outside services.

Other Income (Expense)

Other expense for the first nine months of fiscal 2017 increased to $318 from other expense of $52 for the same period of fiscal 2016. The primary reason for the increase in expense is the change in the fair value of the warrant liability which expired in May 2016. Thus, no fair value changes were recorded in fiscal 2017. Also, interest expense increased $79 in the first nine months of fiscal 2017 compared to the same period of fiscal 2016 due to the amortization of fees associated with our forbearance arrangements.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2017 and 2016 was 1.95% and 1.2%, respectively. The current year expense primarily relates to alternative minimum taxes and state taxes.

Net Income (loss)

As a result of the factors described above, net income for the nine months ended June 30, 2017 amounted to $655, compared to a net loss of $1,193 in the comparable fiscal 2016 period.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At June 30, 2017 and September 30, 2016, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2017, we had cash and cash equivalents of $919, compared to $386 at September 30, 2016.

Net cash provided by operating activities was $1,250 for the nine months ended June 30, 2017 compared to cash provided by operating activities of $270 for the nine months ended June 30, 2016. The increase in cash provided by operating activities in the first nine months of fiscal 2017 partially resulted from operating income versus an operating loss in the prior year period. Other contributing factors to our cash provided by operations in the first nine months of fiscal 2017 were noncash charges of $1,303 for depreciation and amortization, a net increase in customer advances of $151 and in accrued expenses of $102 as well as a net decrease in inventory of $389. These items were partially offset by a net increase in accounts receivable of $256 and a net decrease in accounts payable of $1,309.

Days’ sales in accounts receivable decreased to 39 days at June 30, 2017 from 40 days at September 30, 2016 due to fewer extended collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first nine months of 2016 are non-cash charges of $1,031 for depreciation and a net decrease in accounts receivable of $511 as well as an increase in accounts payable of $990. These items were partially offset by a decrease in accrued expenses of $886 and a decrease in the fair value of the warrant liability of $189.

Investing activities used $205 in the first nine months of fiscal 2017 due mainly to capital expenditures as compared to $837 in the first nine months of fiscal 2016. The investing activity in fiscal 2017 consisted of investments in building improvements as well as laboratory and IT equipment and software.

Financing activities used $512 in the first nine months of fiscal 2017, as compared to $621 of proceeds during the first nine months of fiscal 2016. The main use of cash in the first nine months of fiscal 2017 was the payoff of the Huntington Bank long-term debt and line of credit. Total long-term debt and net line of credit payments were $4,768. Capital lease payments of $96 and payment of debt issuance costs of $214 also used cash. These uses of cash were partially offset by $4,500 of new borrowings from our new Credit Agreement with FIB. In the first nine months of fiscal 2016, we had long-term debt and capital lease payments of $806, as well as net borrowings on our line of credit of $1,465.

Capital Resources

New Credit Facility

On June 23, 2017, we entered into a new Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap. During fiscal 2016 and throughout most of the first nine months of fiscal 2017, we had operated either in default of, or under forbearance arrangements with respect to, our credit agreements with Huntington Bank.

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at June 30, 2017 was $4,500. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less twenty-five (25) basis points (0.25%). The balance on the revolving line of credit at June 30, 2017 was $256. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.20 to 1.00 for the quarters ending September 30, 2017 and December 31, 2017 and of not less than 1.25 to 1.0 for the quarters thereafter and (ii) beginning with the fourth quarter of fiscal 2017 ending September 30, 2017, a debt to equity ratio of not greater than 2.50 to 1.00 until maturity. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.

The Company’s sources of liquidity for the remainder of fiscal 2017 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under our revolving credit facility. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Beginning in calendar year 2017, we began to recognize archive revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) services have been rendered; (3) the invoice price is fixed or determinable; and (4) collectability of the resulting receivable is reasonably assured. Archiving revenues are recognized in the month the service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future archiving or prepaid archiving contracts for customers where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed. For archiving revenues that were billed for services rendered prior to calendar year 2017, revenue is recognized when the invoice is paid by the customer.

Product revenue from sales of equipment not requiring installation, testing or training is recognized upon shipment to customers. One of our products includes internally developed software and requires installation, testing and training, which occur concurrently. Revenue from these sales is recognized upon completion of the installation, testing and training when the services are bundled with the equipment sale.

Stock-Based Compensation

We recognize the cost resulting from all share-based payment transactions in our financial statements using a fair-value-based method. We measure compensation cost for all share-based awards based on estimated fair values and recognize compensation over the vesting period for awards. We recognized stock-based compensation related to stock options of $6 and $5 during the three months ended June 30, 2017 and 2016, respectively. Similarly, we recognized stock-based compensation expense related to stock options of $13 and $34 during the nine months ended June 30, 2017 and 2016, respectively.

We use the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

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

Employee stock-based compensation expense recognized in the first three and nine months of fiscal 2017 and 2016 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

As of June 30, 2017 and September 30, 2016, we had a $16 liability for uncertain income tax positions.

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

Interest Rate Swap

The Company used an interest rate swap designated as a cash flow hedge to fix the interest rate on 60% of its prior debt with Huntington Bank due to changes in interest rates. The changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Income (“AOCI”) to the extent effective. We assessed on an ongoing basis whether the derivative that was used in the hedging transaction was highly effective in offsetting changes in cash flows of the hedged debt. The terms of the interest rate swaps matched the terms of the underlying debt resulting in no ineffectiveness. When we determine that a derivative is not highly effective as a hedge, hedge accounting would be discontinued and we would have reclassified gains or losses that were accumulated in AOCI to other income (expense), net on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The interest rate swap was terminated as a result of the new credit facility described above and the balance was reduced to zero as of June 30, 2017.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Controls

There have been no other changes in the Company's internal control over financial reporting as of June 30, 2017, that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2017	By: /s/ Philip A. Downing
Philip A. Downing
Senior Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: August 14, 2017	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Credit Agreement between Bioanalytical Systems, Inc. and First Internet Bank, effective June 23, 2017 (filed herewith).

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith).

