Form 10-Q
period 2017-12-31
BIOANALYTICAL SYSTEMS INC
filed 2018-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

YES ☐        NO ☒

As of February 8, 2018, 8,245,320 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	September 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$933	$434
Accounts receivable
Trade, net of allowance of $2,019 at December 31, 2017 and $2,404 at September 30, 2017	2,267	2,530
Unbilled revenues and other	450	615
Inventories, net	931	913
Prepaid expenses	987	814
Total current assets	5,568	5,306

Property and equipment, net	14,740	14,965
Lease rent receivable	96	87
Deferred tax asset	68	-
Goodwill	38	38
Other assets	20	21

Total assets	$20,530	$20,417

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,725	$2,052
Restructuring liability	1,117	1,117
Accrued expenses	1,380	1,202
Customer advances	3,263	2,980
Income taxes payable	21	20
Revolving line of credit	-	-
Current portion of capital lease obligation	130	128
Current portion of long-term debt	226	224
Total current liabilities	7,862	7,723

Capital lease obligation, less current portion	36	69
Long-term debt, less current portion, net of debt issuance costs	4,104	4,158
Total liabilities	12,002	11,950

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,035 Series A shares at $1,000 stated value issued and outstanding at December 31, 2017 and at September 30, 2017	1,035	1,035
Common shares, no par value:
Authorized 19,000,000 shares; 8,244,201 issued and outstanding at December 31, 2017 and 8,243,896 at September 30, 2017	2,023	2,023
Additional paid-in capital	21,481	21,446
Accumulated deficit	(16,011)	(16,037)
Total shareholders’ equity	8,528	8,467
Total liabilities and shareholders’ equity	$20,530	$20,417

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016

Service revenue	$4,525	$5,264
Product revenue	852	910
Total revenue	5,377	6,174

Cost of service revenue	3,273	3,750
Cost of product revenue	523	565
Total cost of revenue	3,796	4,315

Gross profit	1,581	1,859
Operating expenses:
Selling	294	336
Research and development	139	104
General and administrative	1,137	1,325
Total operating expenses	1,570	1,765

Operating income	11	94

Interest expense	(52)	(76)
Other income	—	1
Net (loss) income before income taxes	(41)	19

Income taxes (benefit) expense	(67)	2

Net income	$26	$17

Other comprehensive income:	—	21

Comprehensive income	$26	$38

Basic net income per share	$0.00	$0.00
Diluted net income per share	$0.00	$0.00

Weighted common shares outstanding:
Basic	8,244	8,107
Diluted	8,795	8,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2017	2016

Operating activities:
Net income	$26	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404	396
Employee stock compensation expense	34	10
(Gain)/Loss on disposal of property and equipment	1	(5)
Changes in operating assets and liabilities:
Accounts receivable	419	(623)
Inventories	(18)	86
Income tax accruals	(67)	1
Prepaid expenses and other assets	(173)	178
Accounts payable	(327)	81
Accrued expenses	178	217
Customer advances	283	651
Net cash provided by operating activities	760	1,009

Investing activities:
Capital expenditures	(175)	(105)
Proceeds from sale of equipment	—	5
Net cash used in investing activities	(175)	(100)

Financing activities:
Payments of long-term debt	(55)	(196)
Payments of debt issuance costs	—	(17)
Net (payments) borrowings on revolving line of credit	—	(761)
Payments on capital lease obligations	(31)	(34)
Net cash used in financing activities	(86)	(1,008)

Net increase (decrease) in cash and cash equivalents	499	(99)
Cash and cash equivalents at beginning of period	434	386
Cash and cash equivalents at end of period	$933	$287

Supplemental disclosure of cash flow information:
Cash paid for interest	$48	$57

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2017. Certain amounts in the fiscal 2017 consolidated financial statements have been reclassified to conform to the fiscal 2018 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2017 and 2016 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2017. The results of operations for the three months ended December 31, 2017 may not be indicative of the results for the year ending September 30, 2018.

2.          STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2017. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three months ended December 31, 2017 and 2016 was $34 and $10, respectively.

A summary of our stock option activity for the three months ended December 31, 2017 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2017	140	$1.91	$1.45
Exercised	(1)	$1.40	$1.15
Granted	198	$1.94	$1.52
Forfeited	(11)	$4.80
Outstanding - December 31, 2017	326	$1.83	$1.45

The weighted-average assumptions used to compute the fair value of the options granted in the three months ended December 31, 2017 were as follows:

Risk-free interest rate	2.31%
Dividend yield	0.00%
Volatility of the expected market price	83.70	%-
of the Company's common shares	83.70%
Expected life of the options (years)	8.0

As of December 31, 2017, our total unrecognized compensation cost related to non-vested stock options was $284 and is expected to be recognized over a weighted-average service period of 1.6 years.

3.          INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 209 vested options were not considered in computing diluted income per share for the three months ended December 31, 2016 because they were anti-dilutive.

The following table reconciles our computation of basic income per share to diluted income per share:

	Three Months Ended December 31,
	2017	2016
Basic net income per share:
Net income applicable to common shareholders	$26	$17
Weighted average common shares outstanding	8,244	8,107
Basic net income per share	$0.00	$0.00
Diluted net income per share:
Diluted net income applicable to common shareholders	$26	$17

Weighted average common shares outstanding	8,244	8,107
Plus: Incremental shares from assumed conversions:
Series A preferred shares	518	592
Dilutive stock options/shares	33	—
Diluted weighted average common shares outstanding	8,795	8,699
Diluted net income per share	$0.00	$0.00

4.          INVENTORIES

Inventories consisted of the following:

	December 31, 2017	September 30, 2017

Raw materials	$764	$761
Work in progress	163	135
Finished goods	230	228
	1,157	$1,124
Obsolescence reserve	(226)	(211)
	$931	$913

5.          SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2017.

	Three Months Ended December 31,
	2017	2016
Revenue:
Service	$4,525	$5,264
Product	852	910
	$5,377	$6,174
Operating income (loss):
Service	$182	$273
Product	(171)	(179)
	$11	$94

Interest expense	(52)	(76)
Other income	—	1
Income (loss) before income taxes	$(41)	$19

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

On December 22, 2017, the United States (“U.S.”) enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%.

Accordingly, the Company’s income tax provision as of December 31, 2017 reflects the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year ending September 30, 2018.

The difference between the newly enacted federal statutory rate of 24.5% and our effective rate of 162.19% is due to changes in our valuation allowance on our net deferred tax assets along with realizing the deferred tax asset associated with the AMT credit carryforward. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a provisional amount of approximately a $1,600 decrease with any offsetting decrease to the valuation allowance. The amount is provisional because the final number cannot be calculated until the underlying timing differences are known rather than estimated.

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

At December 31, 2017 and September 30, 2017, we had a $16 liability for uncertain income tax positions.

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

7.          DEBT

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

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at December 31, 2017 was $4,391. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at December 31, 2017 and September 30, 2017, was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

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

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the second half of fiscal 2017 and the first quarter of fiscal 2018 with the remainder to be amortized through June 2022. For the three months ended December 31, 2017 and 2016, we amortized $3 and $21, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income (loss). These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of December 31, 2017 and September 30, 2017, the unamortized portion of debt issuance costs related to our credit facility was $61 and $64, respectively, and was included in Long-term Debt, less current portion on the condensed consolidated balance sheets.

Former Credit Facility

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

In exchange for Huntington Bank’s agreement to forbear from exercising its rights and remedies under the Agreement, the Company agreed to, among other things: (i) amend the maturity dates for the term and revolving loans under the Agreement (the last such amendment to July 31, 2017), (ii) take commercially reasonable efforts to obtain funds sufficient to repay the indebtedness in full upon the expiration of the forbearance periods, (iii) provide to Huntington Bank certain cash flow forecasts and other financial information, (iv) comply with a minimum cash flow covenant, (v) engage the services of a financial consultant and cause the financial consultant to provide Huntington Bank such information regarding its efforts as reasonably requested, and (vi) pay to Huntington Bank certain fees, including a forbearance fee, $27 of which was paid at the execution of the last forbearance agreement and an additional $100 was paid in June 2017.

We incurred a total of $56 of costs related to certain of our forbearance arrangements that was amortized in the first, second and third quarters of fiscal 2017.

Former Interest Rate Swap

We entered into an interest rate swap agreement with respect to the loans with Huntington Bank to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Income to the extent effective. The interest rate swap was terminated as of June 23, 2017 as a result of the new credit facility described above and the balance was reduced to zero.

8.          ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At December 31, 2017 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

9.           NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2015, the FASB issued an amendment to the accounting guidance related to the measurement of inventory. The amendment revises inventory calculations so as to be measured at the lower of cost and net realizable value as compared to the lower of cost or market. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The Company adopted this guidance in the first quarter of fiscal 2018 with no material effect on the condensed consolidated financial statements.

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effects of adoption and have not yet determined the impact the revised guidance will have on our consolidated financial statements and related disclosures.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team; (ix) our ability to service our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2017. Our actual results could differ materially from those discussed in the forward-looking statements.

Amounts in this Item 2 are in thousands, unless otherwise indicated.

Business Overview

We are a contract research organization providing drug discovery and development services. Our customers and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help customers and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost alternative to our customers' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the Food and Drug Administration ("FDA") is an established alternative to in-house pharmaceutical development. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research of drugs to treat numerous therapeutic areas for over 40 years.

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

Research services are capital intensive. The investment in equipment and facilities to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. Market opportunities may also prompt investment in upkeep or expansion of our facilities. For example, in November 2017 we announced plans to expand our toxicology facility in Mt. Vernon, Indiana, near Evansville. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities through operations and to obtain additional capital if and as needed through financial transactions, is critical to our success. Sustained growth will require additional investment in future periods. Continued positive cash flow and access to capital will be important to our ability to make such investments.

Executive Summary

Our revenues are dependent on a relatively small number of industries and customers. In the first three months of fiscal 2018, we experienced a 14.0% decrease in revenues in our Services segment and a 6.4% decrease in revenues for our Products segment as compared to the first quarter of fiscal 2017. Our Services revenue was negatively impacted by an unfavorable study mix for preclinical services and fewer samples to assay for bioanalytical analysis. These negative factors were partially offset by an increase in the number of studies for pharmaceutical analysis as well as our continued efforts to collect archive revenues in fiscal 2018. The revenue decline in our Products segment was mainly due to lower maintenance and services revenues, as well as a decline in sales of our Culex automated in vivo sampling systems as compared to the first quarter of fiscal 2017.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first three months of fiscal 2018, total revenues decreased 12.9%, gross profit decreased 15.0% and operating expenses were lower by 11.0% as compared to same period in fiscal 2017. The decreased revenues and margins contributed to the lower reported operating income of $11 for the first three months of fiscal 2018 compared to operating income of $94 for the first three months of fiscal 2017. For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2017, see “Results of Operations – 2018 compared to 2017 below.

As of December 31, 2017, we had $933 of cash and cash equivalents as compared to $434 of cash and cash equivalents at the end of fiscal 2017. In first three months of fiscal 2018, we generated $760 in cash from operations as compared to $1,009 in the same period in fiscal 2017. Total capital expenditures increased in the first three months of fiscal 2018 to $175 from $105 in the first three months of fiscal 2017. In addition, accounts payable decreased by $327 and customer advances increased $283 compared to prior fiscal year. We had a zero balance on our line of credit as of December 31, 2017.

We believe our fiscal 2018 first quarter financial results do not fully reflect all our efforts toward implementing key management initiatives, and we remain focused on executing these initiatives aimed at growing revenue, reducing costs and generating additional cash flow. We further believe that our Credit Agreement with First Internet Bank provides an important baseline source of liquidity to continue to implement relevant initiatives. In fiscal 2017, we welcomed the Company’s founder as a scientific advisor to management and benefit from his market presence and scientific knowledge. We continue to focus on marketing efforts to improve our message to customers and increase our visibility in the marketplace. We significantly reduced our employee turnover in fiscal 2017 and began investing in developing complementary services and evaluating expansion and growth initiatives. We intend to build on these accomplishments in fiscal 2018 in order to grow our business and recruit and retain talent.

During fiscal 2018, we intend to increase our investment in Products research and development in order to upgrade current products and to identify potential new products. We also intend to further develop and expand our relationships with distributors and resellers to boost sales in our Products business. We anticipate adding additional partnerships with companies like Joanneum Research and PalmSens to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our customers and prospective partners. We believe these measures will prepare us for growth in the long term.

In our Services segment, we are investing in laboratory equipment to add efficiencies and capabilities in areas of possible growth. We also plan to invest in the recruitment of additional talent and equipment upgrades in order to expand our discovery services capabilities. Further, we continue to explore avenues through which to expand service offerings to meet customer demand. Consistent with that aim, in November 2017, we announced plans to expand our toxicology facility in Mt. Vernon, Indiana, near Evansville. Finally, we will continue the practice of charging for archive services as an additional revenue stream.

Our long-term strategic objective remains to maximize the Company’s intrinsic value per share. In order to achieve that end, we will focus on, among other items, productivity, generating free cash flow, and the strategies and initiatives mentioned above.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended December 31,
	2017	2016

Service revenue	84.1%	85.3%
Product revenue	15.9	14.7
Total revenue	100.0	100.0

Cost of Service revenue (a)	72.3	71.2
Cost of Product revenue (a)	61.4	62.1
Total cost of revenue	70.6	69.9

Gross profit	29.4	30.1

Total operating expenses	29.2	28.6

Operating income	0.2	1.5

Other expense	(1.0)	(1.2)

Income (loss) before income taxes	(0.8)	0.3

Income taxes (benefit)	(1.3)	0.0

Net income	0.5%	0.3%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Service and Product Revenues

Revenues for the quarter ended December 31, 2017 decreased 12.9% to $5,377 compared to $6,174 for the same period last fiscal year.

Our Service revenue decreased 14.0% to $4,525 in the first quarter of fiscal 2018 compared to $5,264 for the prior year period. Preclinical services revenues decreased $501 due an unfavorable mix of studies in the first fiscal quarter of 2018. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis revenues, which were slightly offset by lower discovery services revenues in the first quarter of fiscal 2018 versus the comparable period in fiscal 2017. Also, in fiscal 2017 we instituted the practice of uniformly charging archive fees to clients where contracts allow. Archive revenue added $60 to Other laboratory services revenue in the first fiscal quarter of 2018, as compared to $8 in the first fiscal quarter of 2017. Bioanalytical analysis revenues declined by $284 due to fewer samples received and analyzed in the first quarter of fiscal 2018.

	Three Months Ended December 31,
	2017	2016	Change	%
Bioanalytical analysis	$1,031	$1,315	$(284)	(21.6)%
Preclinical services	3,051	3,552	(501)	(14.1)%
Other laboratory services	443	397	46	11.6%
	$4,525	$5,264	$(739)

Sales in our Products segment decreased 6.4% in the first quarter of fiscal 2018 to $852 from $910 in the same period of the prior fiscal year. The majority of the decrease stems from lower maintenance and services revenues, included in Other instruments, as well as a decline in sales of our Culex automated in vivo sampling systems. These factors were partially offset by an increase in analytical instruments revenues in the first fiscal quarter of 2018.

	Three Months Ended December 31,
	2017	2016	Change	%
Culex, in-vivo sampling systems	$361	$388	$(27)	(7.0)%
Analytical instruments	355	298	57	19.1%
Other instruments	136	224	(88)	(39.3)%
	$852	$910	$(58)

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2018 was $3,796 or 70.6% of revenue, compared to $4,315, or 69.9% of revenue for the prior-year period.

Cost of Service revenue as a percentage of Service revenue increased to 72.3% during the first quarter of fiscal 2018 from 71.2% in the comparable period in fiscal 2017. The principal cause of this increase was the decline in revenues, which led to decreased absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues led to increases in costs as a percentage of revenue.

Cost of Products revenue as a percentage of Products revenue in the first quarter of fiscal 2018 decreased to 61.4% from 62.1% in the comparable prior year period. This decrease is mainly due to the mix of product sales during the first quarter of fiscal 2018.

Operating Expenses

Selling expenses for the three months ended December 30, 2017 decreased 12.5% to $294 from $336 for the comparable period last fiscal year. This decrease is mainly due to lower salaries and benefits from the loss of sales employees plus lower costs for outside services and sales promotions in the first fiscal quarter of 2018 compared to the comparable period in fiscal 2017.

Research and development expenses for the first quarter of fiscal 2018 increased 33.7% over the comparable period last fiscal year to $139 from $104. The increase was primarily due to higher consulting expenses and costs for operating supplies related to product development.

General and administrative expenses for the first quarter of fiscal 2018 decreased 14.2% to $1,137 from $1,325 for the comparable prior-year period. The principal reason for the decrease was lower salaries and benefits expense attributable to severance expense related to the separation of our former Chief Executive Officer incurred during the first quarter of fiscal 2017, which we did not incur in the comparable fiscal 2018 period. Also in the first fiscal quarter of 2018, lower consulting services expenses were partially offset by higher stock option expense attributable to grants of options to our directors and certain of our employees in October 2017.

Other Income (Expense)

Other expense for the first quarter of fiscal 2018 was $52, as compared to other expense of $75 for the first quarter of fiscal 2017. The primary reason for the change in expense was the decrease in interest expense under our new credit agreement with First Internet Bank, as described below.

Income Taxes

Our effective tax rate for the quarters ended December 31, 2017 and 2016 was 162.19% and 6.5%, respectively. The current year benefit primarily relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income

As a result of the factors described above, net income for the quarter ended December 31, 2017 amounted to $26, compared to net income of $17 in the comparable fiscal 2017 period.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At December 31, 2017 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2017, we had cash and cash equivalents of $933, compared to $434 at September 30, 2017.

Net cash provided by operating activities was $760 for the three months ended December 31, 2017 compared to cash provided by operating activities of $1,009 for the three months ended December 31, 2016. The decrease in cash provided by operating activities in the first three months of fiscal 2018 partially resulted from a lower operating income versus the prior year period. Contributing factors to our cash provided by operations in the first three months of fiscal 2018 were noncash charges of $404 for depreciation and amortization, a net increase in customer advances of $283 and in accrued expenses of $178 as well as a net decrease in accounts receivable of $419. These items were partially offset by a net decrease in accounts payable of $327.

Days’ sales in accounts receivable decreased to 47 days at December 31, 2017 from 48 days at September 30, 2017 due to fewer extended collections from certain customers and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first three months of fiscal 2017 are non-cash charges of $396 for depreciation and a net increase in customer advances of $651 and in accrued expenses of $217 as well as a net decrease in prepaid expenses of $178. These items were partially offset by a net increase in accounts receivable of $623.

Investing activities used $175 in the first three months of fiscal 2018 due mainly to capital expenditures as compared to $100 in the first three months of fiscal 2017. The investing activity in fiscal 2018 consisted of investments in building improvements as well as laboratory and IT equipment and software.

Financing activities used $86 in the first three months of fiscal 2018, as compared to $1,008 used during the first three months of fiscal 2017. The main uses of cash in the first three months of fiscal 2018 were for long-term debt payments of $55 and capital lease payments of $31. The main uses of cash in the first quarter of fiscal 2017 were net payments on our line of credit of $761 as well as long-term debt and capital lease payments of $196 and $34, respectively.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap, as more fully described in Note 7 to condensed consolidated financial statements.

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at December 31, 2017 was $4,391. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at December 31, 2017 was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

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

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the third and fourth fiscal quarters of 2017 and the first fiscal quarter of 2018 with the remainder to be amortized through June 2022.

The Company’s sources of liquidity for the remainder of fiscal 2018 are expected to consist primarily of cash generated from operations, cash on-hand and, if needed, borrowings under our revolving credit facility or as otherwise may be available. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Controls

There were no other changes in the Company's internal control over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2018	By: /s/ Philip A. Downing
Philip A. Downing
Senior Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: February 14, 2018	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Form of Employee Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2017).*

	10.2	Form of Director Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2017).*

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

*	Management contract or compensatory plan or arrangement.

