Form 10-Q
period 2018-03-31
BIOANALYTICAL SYSTEMS INC
filed 2018-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒       NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 10, 2018, 8,245,320 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$672	$434
Accounts receivable
Trade, net of allowance of $2,019 at March 31, 2018 and $2,404 at September 30, 2017	2,726	2,530
Unbilled revenues and other	410	615
Inventories, net	1,000	913
Prepaid expenses	742	814
Total current assets	5,550	5,306

Property and equipment, net	14,625	14,965
Lease rent receivable	102	87
Deferred tax asset	67	—
Goodwill	38	38
Other assets	18	21

Total assets	$20,400	$20,417

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,838	$2,052
Restructuring liability	1,117	1,117
Accrued expenses	1,283	1,202
Customer advances	3,107	2,980
Income taxes payable	26	20
Current portion of capital lease obligation	132	128
Current portion of long-term debt	228	224
Total current liabilities	7,731	7,723
Capital lease obligation, less current portion	2	69
Long-term debt, less current portion, net of debt issuance costs	4,049	4,158
Total liabilities	11,782	11,950

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value: 1,035 Series A shares at $1,000 stated value issued and outstanding at March 31, 2018 and at September 30, 2017	1,035	1,035
Common shares, no par value:
Authorized 19,000,000 shares; 8,245,320 issued and outstanding at March 31, 2018 and 8,243,896 at September 30, 2017	2,023	2,023
Additional paid-in capital	21,516	21,446
Accumulated deficit	(15,956)	(16,037))
Total shareholders’ equity	8,618	8,467
Total liabilities and shareholders’ equity	$20,400	$20,417

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Service revenue	$5,030	$4,962	$9,555	$10,226
Product revenue	914	1,397	1,766	2,307
Total revenue	5,944	6,359	11,321	12,533

Cost of service revenue	3,662	3,546	6,935	7,296
Cost of product revenue	542	770	1,065	1,335
Total cost of revenue	4,204	4,316	8,000	8,631

Gross profit	1,740	2,043	3,321	3,902
Operating expenses:
Selling	303	242	597	578
Research and development	149	110	288	214
General and administrative	1,178	1,136	2,315	2,461
Total operating expenses	1,630	1,488	3,200	3,253

Operating income	110	555	121	649

Interest expense	(48)	(134)	(100)	(210)
Other income	4	1	4	2
Net income before income taxes	66	422	25	441

Income taxes (benefit) expense	11	5	(56)	7

Net income	$55	$417	$81	$434

Other comprehensive income:	—	8	—	29

Comprehensive income	$55	$425	$81	$463

Basic net income per share	$0.01	$0.05	$0.01	$0.05
Diluted net income per share	$0.01	$0.05	$0.01	$0.05

Weighted common shares outstanding:
Basic	8,245	8,148	8,245	8,128
Diluted	8,789	8,710	8,793	8,707

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2018	2017

Operating activities:
Net income	$81	$434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782	860
Employee stock compensation expense	69	7
Provision for doubtful accounts	(4)	—
Gain on disposal of property and equipment	(1)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(3)	(997)
Inventories	(87)	334
Income tax accruals	(61)	3
Prepaid expenses and other assets	72	41
Accounts payable	(214)	(962)
Accrued expenses	81	198
Customer advances	127	649
Net cash provided by operating activities	842	561

Investing activities:
Capital expenditures	(433)	(158)
Proceeds from sale of equipment	2	6
Net cash used by investing activities	(431)	(152)

Financing activities:
Payments of long-term debt	(111)	(327)
Payments of debt issuance costs	—	(45)
Payments on revolving line of credit	(5,085)	(6,823)
Borrowings on revolving line of credit	5,085	6,883
Proceeds from exercise of stock options	1	—
Payments on capital lease obligations	(63)	(64)
Net cash used by financing activities	(173)	(376)

Net increase in cash and cash equivalents	238	33
Cash and cash equivalents at beginning of period	434	386
Cash and cash equivalents at end of period	$672	$419

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$94	$139

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2017. Certain amounts in the fiscal 2017 consolidated financial statements have been reclassified to conform to the fiscal 2018 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2018 and 2017 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2018. The results of operations for the three and six months ended March 31, 2018 may not be indicative of the results for the year ending September 30, 2018.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2017. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and six months ended March 31, 2018 was $35 and $69, respectively. Stock based compensation expense for the three and six months ended March 31, 2017 was $(3) and $7, respectively. The negative expense in the three month period ending March 31, 2017 was due to the forfeiture of options related to our former Chief Executive Officer.

In March 2018, our shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan (the “Equity Plan”) and future equity awards will be granted from the Equity Plan. Future common shares will be granted from the 2018 Equity Incentive Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The maximum number of common shares that may be granted under the Equity Plan is 700 shares.

A summary of our stock option activity for the six months ended March 31, 2018 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2017	140	$1.91	$1.45
Exercised	(2)	$1.40	$1.15
Granted	198	$1.94	$1.52
Forfeited	(13)	$4.46
Outstanding - March 31, 2018	323	$1.83	$1.45

The weighted-average assumptions used to compute the fair value of the options granted in the six months ended March 31, 2018 were as follows:

Risk-free interest rate	2.31%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	83.70%
Expected life of the options (years)	8.0

As of March 31, 2018, our total unrecognized compensation cost related to non-vested stock options was $250 and is expected to be recognized over a weighted-average service period of 1.4 years.

3.	INCOME (LOSS) PER SHARE

We compute basic income per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively.

The following table reconciles our computation of basic income per share to diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic net income per share:
Net income applicable to common shareholders	$55	$417	$81	$434
Weighted average common shares outstanding	8,245	8,148	8,245	8,128
Basic net income per share	$0.01	$0.05	$0.01	$0.05
Diluted net income per share:
Diluted net income applicable to common shareholders	$55	$417	$81	$434

Weighted average common shares outstanding	8,245	8,148	8,245	8,128
Plus: Incremental shares from assumed conversions:
Series A preferred shares	518	554	518	573
Dilutive stock options/shares	26	8	30	6
Diluted weighted average common shares outstanding	8,789	8,710	8,793	8,707
Diluted net income per share	$0.01	$0.05	$0.01	$0.05

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2018	September 30, 2017

Raw materials	$797	$761
Work in progress	185	135
Finished goods	244	228
	$1,226	$1,124
Obsolescence reserve	(226)	(211)
	$1,000	$913

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenue:
Service	$5,030	$4,962	$9,555	$10,226
Product	914	1,397	1,766	2,307
	$5,944	$6,359	$11,321	$12,533

Operating Income
Service	$244	$445	$426	$739
Product	(134)	110	(305)	(90)
	$110	$555	$121	$649

Interest expense	(48)	(134)	(100)	(210)
Other income	4	1	4	2
Income before income taxes	$66	$422	$25	$441

6.	INCOME TAXES

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

Accordingly, the Company’s income tax provision for the three and six months ended March 31, 2018 reflects the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year ending September 30, 2018.

The difference between the newly enacted federal statutory rate of 24.5% and our effective rate of (224.0)% is due to changes in our valuation allowance on our net deferred tax assets along with realizing the deferred tax asset associated with the AMT credit carry-forward. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a provisional amount of approximately a $1,600 decrease with any offsetting decrease to the valuation allowance. The amount is provisional because the final number cannot be calculated until the underlying timing differences are known rather than estimated.

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

At March 31, 2018 and September 30, 2017, we had a $27 and $16 liability, respectively, for uncertain income tax positions.

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

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at March 31, 2018 was $4,335. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at March 31, 2018 and September 30, 2017, was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a debt to equity ratio of not greater than 2.50 to 1.00 until maturity. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the second half of fiscal 2017 and the first and second quarters of fiscal 2018 with the remainder to be amortized through June 2022. For the three and six months ended March 31, 2018, we amortized $4 and $7, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income. For the three and six months ended March 31, 2017, we amortized $82 and $103, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income. These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of March 31, 2018 and September 30, 2017, the unamortized portion of debt issuance costs related to our credit facility was $57 and $64, respectively, and was included in Long-term Debt, less current portion on the condensed consolidated balance sheets.

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

Former Interest Rate Swap

We entered into an interest rate swap agreement with respect to the loans with Huntington Bank to fix the interest rate with respect to 60% of the value of the term loan at approximately 5.0%. We entered into this interest rate swap agreement to hedge interest rate risk of the related debt obligation and not to speculate on interest rates. The changes in the fair value of the interest rate swap were recorded in Accumulated Other Comprehensive Income to the extent effective. The interest rate swap was terminated as of June 23, 2017 in connection with the satisfaction of our indebtedness to Huntington Bank and the balance was reduced to zero.

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At March 31, 2018 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales and marketing team; (ix) our ability to service our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this report. Risks and uncertainties that may impact the forward-looking statements in this report include, but are not limited to, those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2017. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise.

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

Executive Summary

Our revenues are dependent on a relatively small number of industries and customers. In the first six months of fiscal 2018, we experienced a 6.6% decrease in revenues in our Services segment and a 23.5% decrease in revenues for our Products segment as compared to the comparable period of fiscal 2017. Our Services revenue was negatively impacted by an unfavorable study mix for preclinical services and fewer samples to assay for bioanalytical analysis. These negative factors were partially offset by an increase in the number of studies for pharmaceutical analysis as well as our continued efforts to collect archive revenues in fiscal 2018. The revenue decline in our Products segment was mainly due to a decline in sales of our Culex automated in vivo sampling systems as compared to the first six months of fiscal 2017 partially offset by an increase in analytical instruments sales.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the first six months of fiscal 2018, total revenues decreased 9.7%, gross profit decreased 15.0% and operating expenses were lower by 1.6% as compared to same period in fiscal 2017. The decreased revenues and margins contributed to the lower reported operating income of $121 for the first six months of fiscal 2018 compared to operating income of $649 for the first six months of fiscal 2017. For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2018, see “Results of Operations” below.

As of March 31, 2018, we had $672 of cash and cash equivalents as compared to $434 of cash and cash equivalents at the end of fiscal 2017. In the first six months of fiscal 2018, we generated $842 in cash from operations as compared to $561 in the same period in fiscal 2017. Total capital expenditures increased in the first six months of fiscal 2018 to $433 from $158 in the first six months of fiscal 2017. In addition, accounts payable decreased by $214 and customer advances increased $127 compared to the prior fiscal year. We had a zero balance on our line of credit as of March 31, 2018.

We believe our fiscal 2018 first half financial results do not fully reflect all our efforts toward implementing key management initiatives, and we remain focused on executing those initiatives aimed at growing revenue, reducing costs and generating additional cash flow. We further believe that our Credit Agreement with First Internet Bank provides an important baseline source of liquidity to continue to implement relevant initiatives. In fiscal 2017, we welcomed the Company’s founder as a scientific advisor to management and benefit from his market presence and scientific knowledge. We continue to focus on marketing efforts to improve our message to customers and increase our visibility in the marketplace. We significantly reduced our employee turnover in fiscal 2017 and the first half of fiscal 2018 and began investing in developing complementary services and evaluating expansion and growth initiatives. We continue to build on these accomplishments in fiscal 2018 in order to grow our business and recruit and retain talent.

During fiscal 2018, we intend to continue to increase our investment in Products research and development in order to upgrade current products and to identify potential new products. We also intend to further develop and expand our relationships with distributors and resellers to boost sales in our Products business. We anticipate adding additional partnerships with companies similar to our current partners, Joanneum Research and PalmSens, to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our customers and prospective partners. We believe these measures will prepare us for growth in the long term.

In our Services segment, we are investing in laboratory equipment to add efficiencies and capabilities in areas of possible growth. We also plan to invest in the recruitment of additional talent and equipment upgrades in order to expand our discovery services capabilities. Further, we continue to explore avenues through which to expand service offerings to meet customer demand. Consistent with that aim, in November 2017, we announced plans to expand our toxicology facility in Mt. Vernon, Indiana, near Evansville. Additionally, we are recruiting talent to bolster staffing for our bioequivalence capabilities and service offering. Finally, we will continue the practice of charging for archive services as an additional revenue stream.

Our long-term strategic objective remains to maximize the Company’s intrinsic value per share. In order to achieve that end, we will focus on, among other items, productivity, generating free cash flow, and the strategies and initiatives mentioned above.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Service revenue	84.6%	78.0%	84.4%	81.6%
Product revenue	15.4	22.0	15.6	18.4
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	72.8	71.5	72.6	71.3
Cost of Product revenue (a)	59.3	55.1	60.3	57.9
Total cost of revenue	70.7	67.9	70.7	68.9

Gross profit	29.3	32.1	29.3	31.1

Total operating expenses	27.4	23.4	28.3	26.0

Operating income	1.9	8.7	1.0	5.1

Other income (expense)	(0.7)	(2.1)	(0.8)	(1.7)

Income before income taxes	1.2	6.6	0.2	3.4

Income tax (benefit) expense	0.2	0.1	(0.6)	0.1

Net Income	1.0%	6.5%	0.8%	3.3%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Service and Product Revenues

Revenues for the quarter ended March 31, 2018 decreased 6.5% to $5,944 compared to $6,359 for the same period last fiscal year.

Our Service revenue increased 1.4% to $5,030 in the second quarter of fiscal 2018 compared to $4,962 for the comparable prior-year period. Preclinical services revenues increased $207 due to a more favorable mix of studies in the second quarter of fiscal 2018. Other laboratory services revenues were negatively impacted by lower discovery services, which impact was partially offset by higher pharmaceutical analysis revenues in the second quarter of fiscal 2018 versus the comparable period in fiscal 2017. Archive revenue added $130 to Other laboratory services revenue in the second quarter of fiscal 2018, as compared to $228 in the second quarter of fiscal 2017. Bioanalytical analysis revenues remained steady when compared to the comparable prior-year period.

	Three Months Ended March 31,
	2018	2017	Change	%
Bioanalytical analysis	$1,244	$1,245	$(1)	(0.1)%
Preclinical services	3,301	3,094	207	6.7%
Other laboratory services	485	623	(138)	(22.2)%
	$5,030	$4,962	$68

Sales in our Products segment decreased 34.6% in the second quarter of fiscal 2018 to $914 from $1,397 in the same period of the prior fiscal year. The majority of the decrease stems from a decline in sales of our Culex automated in vivo sampling systems due to a large order shipped in the second quarter of fiscal 2017 that did not repeat. This factor was partially offset by an increase in analytical instruments revenues.

	Three Months Ended March 31,
	2018	2017	Change	%
Culex, in-vivo sampling systems	$410	$883	$(473)	(53.6)%
Analytical instruments	355	323	32	9.9%
Other instruments	149	191	(42)	(22.0)%
	$914	$1,397	$(483)

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2018 was $4,204 or 70.7% of revenue, compared to $4,316, or 67.9% of revenue for the comparable prior-year period.

Cost of Service revenue as a percentage of Service revenue increased to 72.8% during the second quarter of fiscal 2018 from 71.5% in the comparable period in fiscal 2017. The principal cause of this increase was the decline in archive revenues, which carry higher margins.

Cost of Products revenue as a percentage of Products revenue in the second quarter of fiscal 2018 increased to 59.3% from 55.1% in the comparable prior-year period. This increase is mainly due to the mix of product sales during the second quarter of fiscal 2018, principally lower sales of the Culex automated in vivo sampling systems.

Operating Expenses

Selling expenses for the three months ended March 31, 2018 increased 25.2% to $303 from $242 for the comparable period in fiscal 2017. This increase is mainly due to higher salaries and benefits from the addition of marketing personnel in late fiscal 2017 plus slightly higher travel expenses in the second quarter of fiscal 2018 as compared to the prior-year period.

Research and development expenses for the second quarter of fiscal 2018 increased 35.5% over the comparable period last fiscal year to $149 from $110. The increase was primarily due to higher consulting expenses and costs for operating supplies related to product development.

General and administrative expenses for the second quarter of fiscal 2018 increased 3.7% to $1,178 from $1,136 for the comparable prior-year period. The principal reasons for the increase included employee search fees incurred in the second quarter of fiscal 2018 and higher stock option expense attributable to grants of options to our directors and certain of our employees in October 2017.

Other Income (Expense)

Other expense for the second quarter of fiscal 2018 was $44, as compared to other expense of $133 for the second quarter of fiscal 2017. The primary reason for the change in expense was the decrease in interest expense under our new credit agreement with First Internet Bank, as described below.

Income Taxes

Our effective tax rate for the three months ended March 31, 2018 and 2017 was 16.7% and 1.2%, respectively. The current year expense primarily relates to alternative minimum taxes and state taxes.

Net Income

As a result of the factors described above, net income for the quarter ended March 31, 2018 amounted to $55, compared to net income of $417 in the comparable fiscal 2017 period.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Service and Product Revenues

Revenues for the six months ended March 31, 2018 decreased 9.7% to $11,321 as compared to $12,533 for the same period last fiscal year.

Our Service revenue decreased 6.6% to $9,555 in the first six months of fiscal 2018 compared to $10,226 for the comparable prior-year period. Preclinical services revenues decreased due to an unfavorable mix of studies in the first quarter of fiscal 2018 as compared to the comparable prior-year period, partially offset by a more favorable mix in the second quarter of fiscal 2018. Other laboratory services revenues were negatively impacted by lower discovery services, which were partially offset by higher pharmaceutical analysis revenues in the first six months of fiscal 2018 versus the comparable period in fiscal 2017. Archive revenue added $190 to Other laboratory services revenue in the first six months of fiscal 2018 compared to $237 in the comparable period in fiscal 2017. Bioanalytical analysis revenues decreased due to fewer samples received and analyzed in the first six months of fiscal 2018 in addition to a mix favoring method development and validation projects during this time period, which generate lower revenue but involve more dedicated resources.

	Six Months Ended March 31,
	2018	2017	Change	%
Bioanalytical analysis	$2,276	$2,560	$(284)	(11.1)%
Preclinical services	6,352	6,646	(294)	(4.4)%
Other laboratory services	927	1,020	(93)	(9.1)%
	$9,555	$10,226	$(671)

Sales in our Product segment decreased 23.5% in the first six months of fiscal 2018 from $2,307 to $1,766 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling instruments in the first six months of fiscal 2018, partially offset by an increase in sales of our analytical instruments.

	Six Months Ended March 31,
	2018	2017	Change	%
Culex, in-vivo sampling systems	$771	$1,271	$(500)	(39.3)%
Analytical instruments	710	621	89	14.3%
Other instruments	285	415	(130)	(31.3)%
	$1,766	$2,307	$(541)

Cost of Revenues

Cost of revenues for the first six months of fiscal 2018 was $8,000 or 70.7% of revenue, compared to $8,631, or 68.9% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 72.6% during the first six months of fiscal 2018 from 71.3% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues led to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the first six months of fiscal 2018 increased to 60.3% from 57.9% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first six months of fiscal 2018, mainly due to lower sales of the Culex automated in vivo sampling systems, as well as slightly higher material costs.

Operating Expenses

Selling expenses for the six months ended March 31, 2018 increased 3.3% to $597 from $578 for the comparable fiscal 2017 period. This increase is mainly due to higher salaries and benefits from the addition of marketing personnel in late fiscal 2017 plus slightly higher travel expenses in the first six months of fiscal 2018 as compared to the prior year period, partially offset by lower commissions.

Research and development expenses for the first six months of fiscal 2018 increased 34.6% over the comparable fiscal 2017 period to $288 from $214. The increase was primarily due to higher consulting expenses and costs for operating supplies related to product development.

General and administrative expenses for the first six months of fiscal 2018 decreased 5.9% to $2,315 from $2,461 for the comparable fiscal 2017 period. The principal reason for the decrease was lower salaries and benefits expense attributable to severance expense related to the separation of our former Chief Executive Officer incurred during the first quarter of fiscal 2017, which we did not incur in the fiscal 2018 period. Also in the first six months of fiscal 2018, lower consulting services expenses were partially offset by employee search fees and higher stock option expense attributable to grants of options to our directors and certain of our employees in October 2017.

Other Income (Expense)

Other expense for the first six months of fiscal 2018 decreased to $96 from $208 for the same period of fiscal 2017. The primary reason for the change in expense was the decrease in interest expense under our new credit agreement with First Internet Bank, as described below.

Income Taxes

Our effective tax rate for the six months ended March 31, 2018 and 2017 was (224.0)% and 1.6%, respectively. The current year benefit primarily relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income

As a result of the factors described above, net income for the six months ended March 31, 2018 amounted to $81, compared to net income of $434 in the comparable fiscal 2017 period.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At December 31, 2017 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2018, we had cash and cash equivalents of $672, compared to $434 at September 30, 2017.

Net cash provided by operating activities was $842 for the six months ended March 31, 2018 compared to cash provided by operating activities of $561 for the six months ended March 31, 2017. Contributing factors to our cash provided by operations in the first six months of fiscal 2018 were noncash charges of $782 for depreciation and amortization, a net increase in customer advances of $127 and in accrued expenses of $81. These items were partially offset by, among other items, a net decrease in accounts payable of $214.

Days’ sales in accounts receivable increased to 49 days at March 31, 2018 from 48 days at September 30, 2017 due to fewer extended collections from certain customers and a slight decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first six months of fiscal 2017 are non-cash charges of $860 for depreciation, a net increase in customer advances of $649 and accrued expenses of $198 as well as a net decrease in prepaid expenses of $41. These items were more than offset by a net increase in accounts receivable of $997 and a decrease in accounts payable of $962.

Investing activities used $433 in the first six months of fiscal 2018 due mainly to capital expenditures as compared to $158 in the first six months of fiscal 2017. The investing activity in fiscal 2018 consisted of investments in laboratory equipment and building improvements as well as IT equipment and software.

Financing activities used $173 in the first six months of fiscal 2018, as compared to $376 used during the first six months of fiscal 2017. The main uses of cash in the first six months of fiscal 2018 were for long-term debt payments of $111 and capital lease payments of $63. The main uses of cash in the first six months of fiscal 2017 were net borrowings on our line of credit of $60 as well as long-term debt and capital lease payments of $327 and $64, respectively.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap, as more fully described in Note 7 to the condensed consolidated financial statements.

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at March 31, 2018 was $4,335. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at March 31, 2018 was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 for the quarters thereafter and (ii) a debt to equity ratio of not greater than 2.50 to 1.00 until maturity. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of March 31, 2018.

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the third and fourth fiscal quarters of 2017 and the first and second fiscal quarters of 2018 with the remainder to be amortized through June 2022.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2018	By:	/s/ Philip A. Downing
Philip A. Downing
Senior Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith)