Form 10-Q
period 2018-06-30
BIOANALYTICAL SYSTEMS INC
filed 2018-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE	47906
WEST LAFAYETTE, INDIANA	(Zip code)
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

As of August 9, 2018, 10,245,277 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,458	$434
Accounts receivable
Trade, net of allowance of $1,984 at June 30, 2018 and $2,404 at September 30, 2017	3,206	2,530
Unbilled revenues and other	447	615
Inventories, net	964	913
Prepaid expenses	503	814
Total current assets	6,578	5,306

Property and equipment, net	14,745	14,965
Lease rent receivable	108	87
Deferred tax asset	67	—
Goodwill	38	38
Other assets	17	21

Total assets	$21,553	$20,417

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,087	$2,052
Restructuring liability	1,117	1,117
Accrued expenses	1,065	1,202
Customer advances	4,386	2,980
Income taxes payable	—	20
Current portion of capital lease obligation	102	128
Current portion of long-term debt	230	224
Total current liabilities	8,987	7,723

Capital lease obligation, less current portion	—	69
Long-term debt, less current portion, net of debt issuance costs	3,995	4,158
Total liabilities	12,982	11,950

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at June 30, 2018 and 1,035 at September 30, 2017	35	1,035
Common shares, no par value:
Authorized 19,000,000 shares; 8,745,277 issued and outstanding at June 30, 2018 and 8,243,896 at September 30, 2017	2,148	2,023
Additional paid-in capital	22,425	21,446
Accumulated deficit	(16,037)	(16,037)
Total shareholders’ equity	8,571	8,467
Total liabilities and shareholders’ equity	$21,553	$20,417

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Service revenue	$4,866	$4,954	$14,421	$15,180
Product revenue	1,173	882	2,939	3,189
Total revenue	6,039	5,836	17,360	18,369

Cost of service revenue	3,684	3,308	10,619	10,604
Cost of product revenue	730	597	1,795	1,932
Total cost of revenue	4,414	3,905	12,414	12,536

Gross profit	1,625	1,931	4,946	5,833
Operating expenses:
Selling	320	229	917	808
Research and development	142	127	430	340
General and administrative	1,195	1,238	3,510	3,699
Total operating expenses	1,657	1,594	4,857	4,847

Operating income (loss)	(32)	337	89	986

Interest expense	(49)	(112)	(149)	(322)
Other income	1	2	5	4
Net income (loss) before income taxes	(80)	227	(55)	668

Income taxes (benefit) expense	(5)	6	(61)	13

Net income (loss)	$(75)	$221	6	$655

Other comprehensive income:	—	6	—	35

Comprehensive income (loss)	$(75)	$227	$6	$690

Basic net income (loss) per share	$(0.01)	$0.03	$0.00	$0.08
Diluted net income (loss) per share	$(0.01)	$0.03	$0.00	$0.08

Weighted common shares outstanding:
Basic	8,273	8,216	8,274	8,157
Diluted	8,273	8,748	8,652	8,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2018	2017

Operating activities:
Net income	$6	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,160	1,303
Employee stock compensation expense	102	13
Provision for doubtful accounts	(6)	—
Gain on disposal of property and equipment	(1)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(523)	(256)
Inventories	(51)	389
Income tax accruals	(92)	10
Prepaid expenses and other assets	311	201
Accounts payable	35	(1,309)
Accrued expenses	(137)	102
Customer advances	1,406	151
Net cash provided by operating activities	2,210	1,250
Investing activities:
Capital expenditures	(926)	(213)
Proceeds from sale of equipment	2	8
Net cash used by investing activities	(924)	(205)

Financing activities:
Payments of long-term debt	(167)	(3,666)
Net Borrowings on Long-term Debt	—	4,500
Payment of Debt Issue Costs	—	(214)
Proceeds from exercise of stock options	1	66
Borrowings on revolving line of credit	7,545	10,064
Payments on revolving line of credit	(7,545)	(11,166)
Payments on capital lease obligations	(96)	(96)
Net cash used by financing activities	(262)	(512)

Net increase in cash and cash equivalents	1,024	533
Cash and cash equivalents at beginning of period	434	386
Cash and cash equivalents at end of period	$1,458	$919

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$139	$180
Supplemental disclosure of non-cash financing activities:
Conversion of preferred shares to common shares	$1,000	$150

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2017. Certain amounts in the fiscal 2017 consolidated financial statements have been reclassified to conform to the fiscal 2018 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2018 and 2017 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2018. The results of operations for the three and nine months ended June 30, 2018 may not be indicative of the results for the year ending September 30, 2018.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) is used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2017. All options granted under the Plan had an exercise price equal to the market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and nine months ended June 30, 2018 was $33 and $102, respectively. Stock based compensation expense for the three and nine months ended June 30, 2017 was $6 and $13, respectively.

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

A summary of our stock option activity for the nine months ended June 30, 2018 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding - October 1, 2017	140	$1.91	$1.45
Exercised	(3)	$1.40	$1.36
Granted	198	$1.94	$1.52
Forfeited	(15)	$3.97
Outstanding - June 30, 2018	320	$1.83	$1.45

The weighted-average assumptions used to compute the fair value of the options granted in the nine months ended June 30, 2018 were as follows:

Risk-free interest rate	2.31%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	83.70%
Expected life of the options (years)	8.0

As of June 30, 2018, our total unrecognized compensation cost related to non-vested stock options was $215 and is expected to be recognized over a weighted-average service period of 1.4 years.

3.	NET INCOME (LOSS) PER SHARE

We compute basic net income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings (loss) per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively.

The following table reconciles our computation of basic net income (loss) per share to diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(75)	$221	$6	$655
Weighted average common shares outstanding	8,273	8,216	8,274	8,157
Basic net income (loss) per share	$(0.01)	$0.03	$0.00	$0.08
Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(75)	$221	$6	$655

Weighted average common shares outstanding	8,273	8,216	8,274	8,157
Plus: Incremental shares from assumed conversions:
Series A preferred shares	—	518	351	555
Dilutive stock options/shares	—	14	27	8
Diluted weighted average common shares outstanding	8,273	8,748	8,652	8,720
Diluted net income (loss) per share	$(0.01)	$0.03	$0.00	$0.08

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2018	September 30, 2017

Raw materials	$797	$761
Work in progress	125	135
Finished goods	247	228
	$1,169	$1,124
Obsolescence reserve	(205)	(211)
	$964	$913

5.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Service	$4,866	$4,954	$14,421	$15,180
Product	1,173	882	2,939	3,189
	$6,039	$5,836	$17,360	$18,369

Operating Income
Service	$126	$512	$554	$1,253
Product	(158)	(175)	(465)	(267)
	$(32)	$337	$89	$986

Interest expense	(49)	(112)	(149)	(332)
Other income	1	2	5	4
Income (loss) before income taxes	$(80)	$227	$(55)	$668

6.	INCOME TAXES

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

On December 22, 2017, the United States (“U.S.”) enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act included significant changes to existing tax law, including a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21%.

Accordingly, the Company’s income tax provision for the three and nine months ended June 30, 2018 reflects the current year impacts of the Tax Act on the estimated annual effective tax rate. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018. When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 24.5% for the current fiscal year ending September 30, 2018.

The difference between the newly enacted federal statutory rate of 24.5% and our effective rate of 95.92.% is due to changes in our valuation allowance on our net deferred tax assets along with realizing the deferred tax asset associated with the AMT credit carry-forward. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a provisional amount of approximately a $1,200 decrease with any offsetting decrease to the valuation allowance. The amount is provisional because the final number cannot be calculated until the underlying timing differences are known rather than estimated.

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

At June 30, 2018 and September 30, 2017, we had a $0 and $16 liability, respectively, for uncertain income tax positions.

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

See Footnote 10 – Subsequent Events for disclosure relating to an amendment to the below described Credit Agreement entered into on July 2, 2018.

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

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at June 30, 2018 was $4,279. The revolving line of credit for up to $2,000 matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at June 30, 2018 and September 30, 2017, was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

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

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the second half of fiscal 2017 and the first, second and third quarters of fiscal 2018 with the remainder to be amortized through June 2022. For the three and nine months ended June 30, 2018, we amortized $4 and $11, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income. For the three and nine months ended June 30, 2017, we amortized $54 and $157, respectively, into interest expense on the condensed consolidated statements of operations and comprehensive income. These noncash charges are included in depreciation and amortization on the consolidated statements of cash flows. As of June 30, 2018 and September 30, 2017, the unamortized portion of debt issuance costs related to our credit facility was $54 and $64, respectively, and was included in Long-term Debt, less current portion on the condensed consolidated balance sheets.

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

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At June 30, 2018 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

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

10.	SUBSEQUENT EVENTS (not in thousands)

Acquisition

On July 2, 2018, the Company, through its wholly-owned subsidiary Cardinal Laboratories LLC (the “Purchaser”), acquired (the “Acquisition”) substantially all of the assets of Seventh Wave Laboratories LLC (the “Seller”), a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018, among the Purchaser, the Company, the Seller and certain members of the Seller (the “Purchase Agreement”). The total consideration for the Acquisition was $9,475,000 , which consisted of $7,000,000 in cash, subject to certain adjustments and an indemnity escrow of $750,000, and 1,500,000 of the Company’s common shares. The Company funded the cash portion of the purchase price for the Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described below.

The Purchase Agreement contains customary representations, warranties, covenants (including non-competition requirements applicable to the selling parties for a four year period) and indemnification provisions. As contemplated by the Purchase Agreement, on July 2, 2018 the Purchaser and the Seller agreed to lease arrangements for certain premises in Maryland Heights, Missouri (the “Lease Arrangements”) owned by SWL Properties LLC, an entity controlled by certain members of the Seller, including John E. Sagartz, President and Chief Strategy Officer of the Seller and, as of July 2, 2108, an officer of the Purchaser and member of the Company’s Board of Directors. Under the Lease Arrangements, the Purchaser agreed to lease the premises for a term of approximately 7 years, with two automatic 7 year extensions unless terminated by the Purchaser with 180 days prior written notice. Annual rent under the Lease Arrangements for the initial term ranges from $390,000 for the first year to $440,987 for the seventh year, provided that the Lease Arrangements provide the Purchaser with the option to purchase the premises prior to the end of the fifth lease year. The Lease Arrangements include customary rights upon a default by landlord or tenant.

The Company is currently evaluating the purchase price allocation related to this Acquisition.

Amendment to Credit Arrangements

In connection with the Acquisition, on July 2, 2018 the Company and FIB entered into an amendment to the Credit Agreement by and between the parties dated June 23, 2017 (as amended, the “Amended Credit Agreement”) to (i) provide the Company with an additional term loan (the “New Term Loan”) in the amount of $5,500,000, the proceeds of which were used to fund a portion of the cash consideration for the Acquisition, and (ii) increase the Company’s revolving line of credit from $2,000,000 to $3,500,000 (the “Amended Facility”), which the Company may borrow from time to time, subject to the terms of the Amended Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The New Term Loan and the Amended Facility mature July 2, 2023 and June 30, 2019, respectively.

Amounts outstanding under the New Term Loan bear interest at a fixed per annum rate of 5.06%, while interest accruing on the principal balance of the Facility remains unchanged, at a floating per annum rate equal to the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The New Term Loan requires monthly principal and interest payments equal to $78,091.42. The Company remains obligated to pay accrued and unpaid interest on the outstanding balance under the Amended Facility on a monthly basis.

Following its amendment, the Company’s obligations under the Amended Credit Agreement (including with respect to the initial term loan made June 23, 2017) are guaranteed by BAS Evansville, Inc., the Company’s wholly owned subsidiary (“BASEV”), as well as the Purchaser. The Company’s obligations under the Amended Credit Agreement and BASEV’s and the Purchaser’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, and the Purchaser respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively.

 The various restrictive covenants under the Amended Credit Agreement remain substantially consistent with those under the Credit Agreement, provided that the parties agreed (i) to modify the computation of the minimum debt service coverage ratio (but, not the ratio itself) to appropriately reflect relevant aspects of the Acquisition and (ii) to convert the debt to equity ratio in the Credit Agreement to a cash flow coverage ratio whereby, beginning with the fiscal quarter ended September 30, 2018, the ratio of the Company’s total funded debt (as defined in the Amended Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Amended Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, this report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to integrate a new sales team; (ix) our ability to service our outstanding indebtedness, including additional indebtedness undertaken in connection with our acquisition of the assets of Seventh Wave Laboratories LLC and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this report. Risks and uncertainties that may impact the forward-looking statements in this report include, but are not limited to, those discussed herein and in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2017. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise.

Amounts in this Item 2 are in thousands, unless otherwise indicated.

Recent Developments

On July 2, 2018, we acquired substantially all of the assets of Seventh Wave Laboratories LLC, a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018 (the “Acquisition”). In connection with the Acquisition, on July 2, 2018 the Company and First Internet Bank entered into an amendment to their credit arrangements. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information. We anticipate capitalizing on the collective skill sets, expertise and assets acquired via the Acquisition to expand our service offerings and reach additional clients.

Business Overview

We are a contract research organization (CRO) providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, academic and governmental organizations. We apply innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments. We offer an efficient, variable-cost model to complement our clients' internal product development programs. Outsourcing development work to reduce overhead and speed drug approvals through the U.S. Food and Drug Administration ("FDA") is an established alternative to in-house pharmaceutical development. We derive our revenues from sales of our research services and drug development tools, both of which are focused on determining drug safety and efficacy. The Company has been involved in the research and development of drugs in numerous therapeutic areas for over 40 years.

We support the preclinical and clinical development needs of researchers and clinicians for small molecule, peptide and large molecule drug candidates. Our scientists have the skills in analytical instrumentation development, chemistry, computer software development, pathophysiology, medicine, analytical chemistry and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research at many small start-up biotechnology companies and the largest global pharmaceutical companies.

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our contract research services segment is a direct beneficiary of these efforts, through outsourcing by these companies of research work. Our products segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "block-buster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies to both develop new drugs with large market penetration, and to re-evaluate their cost structures and the time-to-market of their products. CROs have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing in order to reduce fixed costs and increase the speed of research and data development necessary for new drug applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

We also believe that the development of innovative new drugs is evolving, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early development work on new compounds. Many of these smaller companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory skills required to perform the various activities necessary to progress a drug candidate to the filing of an Investigative New Drug application with the FDA.

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded drug discovery companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceuticals, the industry is still characterized by smaller entities. These discovery companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for preparing their FDA submissions. These companies have provided significant new opportunities for the CRO industry, including us. They do, however, provide business development challenges, as they frequently have only one or a few products in development, which causes CROs to be unable to develop a flow of projects from a single company. These companies may expend all their available funds and cease operations prior to fully developing a product. Additionally, the funding of these companies is subject to investment market fluctuations, which changes as the risk profiles and appetite of investors change.

While continuing to maintain and develop our relationships with large pharmaceutical companies, we intend to aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug discovery and development phases, and to consult with customers on regulatory strategy and compliance leading to their FDA filings. Our Enhanced Drug Discovery services, part of this strategy, utilizes our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller companies to develop a competitive advantage. We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and relationship management.

Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. Market opportunities may also prompt investment in upkeep or expansion of our equipment and facilities and investment in human capital. For example, in November 2017 we announced plans to expand our toxicology facility in Mt. Vernon, Indiana, near Evansville and in July 2018 we closed the Acquisition. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities through operations and to obtain additional capital if and as needed through financial transactions, is critical to our success. Sustained growth will require additional investment in future periods. Continued positive cash flow and access to capital will be important to our ability to make such investments.

Executive Summary

In fiscal 2017, management focused on generating cash, refinancing efforts, creating a positive work environment and culture, and the general turnaround of the Company. This resulted in significantly improved earnings and cash flow in fiscal 2017 versus fiscal 2016. In fiscal 2018, management has focused on being client and service focused, concentrating on deferred maintenance issues, making strategic capital investments in laboratory equipment to add efficiencies and capabilities and setting a foundation for growth. This focus has included investments in Products research & development, and rebuilding and restarting our discovery lab which we announced in September of 2017. Also, in November of 2017, we announced plans to expand our toxicology facility in Mt. Vernon, Indiana. Other key actions included enhancing the leadership team, and recently on July 2, 2018, completing the Acquisition. Management believes the Acquisition, investments in upgrading facilities, recruiting, relocation, due diligence and planning, which have been expensed and capitalized in 2018, will help set the foundation for future growth across the Company.

The Acquisition will also allow us to capitalize on the collective skill sets, expertise and assets of the combined companies to expand our service offerings and reach more clients. We believe the Acquisition has provided the Company additional support for further corporate development, a business development leader and additional sales talent to help drive profitable growth. Seventh Wave Laboratories has a history of 20% annual growth over the last four years. With the Acquisition, we have doubled the active client base and enhanced client service offerings. We will continue to remain focused on marketing efforts to improve our message to clients and increase our visibility in the marketplace. We will also continue to focus on delivering excellent data and results for our clients.

With the acquisition, the Company will have the ability to reduce expenses for services previously outsourced by both entities, and the combined entities will allow for the integration of support services and the leveraging of software.

Moreover, we have understood the need to rebuild and enhance the sales team and client base for our products and services. We believe the development of the sales team and strategy has been enhanced with the Acquisition and further development will continue to be a focus going forward.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the nine months ended June 30, 2018, total revenues decreased 5%, gross profit decreased 15% and operating expenses were higher by 0.2% as compared to same period in fiscal 2017. The increase in operating expenses partially reflects one-time costs related to our due diligence and acquisition efforts and retirement and recruiting costs, which were in excess of $210,000 during the first nine months. The decreased margins and increased operating expenses contributed to the reported operating income of $89 for the nine months ended June 30, 2018, compared to operating income of $986 for the nine months ended June 30, 2017.

As of June 30, 2018, we had $1,458 of cash and cash equivalents as compared to $434 of cash and cash equivalents at the end of fiscal 2017. In the first nine months of fiscal 2018, we generated $2,210 in cash from operations as compared to $1,250 in the same period in fiscal 2017. Total capital expenditures increased in the first nine months of fiscal 2018 to $924 from $205 in the first nine months of fiscal 2017. In addition, customer advances increased $1,406 compared to the prior fiscal year. We also had a zero balance on our line of credit as of June 30, 2018, but undertook significant additional indebtedness in connection with financing the Acquisition.

For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2018, see “Results of Operations” below.

During the remainder of fiscal 2018 and into fiscal 2019, we intend to continue to increase our investment in Products research and development in order to upgrade current products and to identify potential new products. We also intend to further develop and expand our relationships with distributors and resellers to boost sales in our Products business. We anticipate adding additional partnerships with companies similar to our current partners, Joanneum Research and PalmSens, to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our customers and prospective partners. We believe these measures will prepare us for growth in the long term.

In addition to efficiently integrating the combined businesses resulting from the Acquisition, we remain focused on executing initiatives aimed at growing revenue, obtaining efficiencies, expanding facilities, improving client services, generating additional cash flow and looking for additional growth opportunities. We continue to benefit from the market presence and scientific knowledge of the Company’s founder as a scientific advisor to management and also expect to further benefit from the addition of Seventh Wave Laboratories’ founders. We plan to continue to emphasize establishing a positive culture, which we believe has resulted in significantly reducing our employee turnover in fiscal 2017 and the first nine months of fiscal 2018 and will facilitate our continued recruitment and retention of talent.

Our long-term strategic objective remains to maximize the Company’s intrinsic value per share. In order to achieve that end, we will focus on, among other items, productivity, generating free cash flow, and the strategies and initiatives mentioned above.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Service revenue	80.6%	84.9%	83.1%	82.6%
Product revenue	19.4	15.1	16.9	17.4
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	75.7	66.8	73.6	69.9
Cost of Product revenue (a)	62.3	67.7	61.1	60.6
Total cost of revenue	73.1	66.9	71.5	68.2

Gross profit	26.9	33.1	28.5	31.8

Total operating expenses	27.4	27.3	28.0	26.4

Operating income (loss)	(0.5)	5.8	0.5	5.4

Other income (expense)	0.8	(1.9)	0.8	(1.7)

Income (loss) before income taxes	(1.3)	3.9	(0.3)	3.7

Income (loss) tax (benefit) expense	(0.1)	0.1	(0.4)	0.1

Net Income (loss)	(1.2)	3.8%	0.1	3.6%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Service and Product Revenues

Revenues for the quarter ended June 30, 2018 increased 3.5% to $6,039 compared to $5,836 for the same period last fiscal year.

Our Service revenue decreased 1.8% to $4,866 in the third quarter of fiscal 2018 compared to $4,954 for the comparable prior-year period. Preclinical services revenues and bioanalytical analysis revenues increased $204 and $30, respectively, due to a more favorable mix of studies in the third quarter of fiscal 2018. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis and archive revenues, which impact was partially offset by higher discovery services revenues in the third quarter of fiscal 2018 versus the comparable period in fiscal 2017.

	Three Months Ended June 31,
	2018	2017	Change	%
Bioanalytical analysis	$1,116	$1,086	$30	2.8%
Preclinical services	3,347	3,143	204	6.5%
Other laboratory services	403	725	(322)	(44.4)%
	$4,866	$4,954	$(88)	(1.8)%

Sales in our Products segment increased 33.0% in the third quarter of fiscal 2018 to $1,173 from $882 in the same period of the prior fiscal year. The majority of the increase stems from an increase in sales of our Culex automated in vivo sampling systems and related consumables in the third quarter of fiscal 2018. Also, higher sales of our analytical instruments and PalmSens instruments contributed to the increase of 32.1% in analytical instruments sales.

	Three Months Ended June 30,
	2018	2017	Change	%
Culex, in-vivo sampling systems	$595	$383	$212	55.4%
Analytical instruments	444	336	108	32.1%
Other instruments	134	163	(29)	(17.8)%
	$1,173	$882	$291	33.0%

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2018 was $4,414 or 73.1% of revenue, compared to $3,905, or 66.9% of revenue for the comparable prior-year period.

Cost of Service revenue as a percentage of Service revenue increased to 75.7% during the third quarter of fiscal 2018 from 66.8% in the comparable period in fiscal 2017. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment, specifically the decline in archive and pharmaceutical analysis revenues which carry higher margins.

Cost of Products revenue as a percentage of Products revenue in the third quarter of fiscal 2018 decreased to 62.3% from 67.7% in the comparable prior-year period. This decrease is mainly due to the mix of product sales during the third quarter of fiscal 2018, principally higher sales of the Culex automated in vivo sampling system, which carry higher margins.

Operating Expenses

Selling expenses for the three months ended June 30, 2018 increased 39.7% to $320 from $229 for the comparable period in fiscal 2017. This increase is mainly due to higher salaries and benefits from the addition of marketing personnel in late fiscal 2017 plus slightly higher travel expenses in the third quarter of fiscal 2018 as compared to the prior-year period.

Research and development expenses for the third quarter of fiscal 2018 increased 11.8% over the comparable period last fiscal year to $142 from $127. The increase was primarily due to higher consulting expenses and costs for operating supplies related to product development.

General and administrative expenses for the third quarter of fiscal 2018 decreased 3.5% to $1,195 from $1,238 for the comparable prior-year period. The principal reasons for the decrease include lower consulting and outside services expenses incurred in the third quarter of fiscal 2018, offset slightly by due diligence costs related to the Seventh Wave acquisition, employee search fees, relocation costs and higher stock option expense attributable to grants of options to our directors and certain of our employees in October 2017.

Other Income (Expense)

Other expense for the third quarter of fiscal 2018 was $48, as compared to other expense of $110 for the third quarter of fiscal 2017. The primary reason for the change in expense was the decrease in interest expense under our new credit agreement with First Internet Bank, as described below.

Income Taxes

Our effective tax rate for the three months ended June 30, 2018 and 2017 was (3.2)% and 2.6%, respectively. The current year expense primarily relates to alternative minimum taxes and state taxes.

Net Income (Loss)

As a result of the factors described above, net loss for the quarter ended June 30, 2018 amounted to $75, compared to net income of $221 in the comparable fiscal 2017 period.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Service and Product Revenues

Revenues for the nine months ended June 30, 2018 decreased 5.5% to $17,360 as compared to $18,369 for the same period last fiscal year.

Our Service revenue decreased 5.0% to $14,421 in the first nine months of fiscal 2018 compared to $15,180 for the comparable prior-year period. Preclinical services revenues decreased slightly due to an unfavorable mix of studies in the first quarter of fiscal 2018 partially offset by more favorable mix in both the second and third quarters of fiscal 2018. Other laboratory services revenues were negatively impacted by lower discovery and archiving services, which were partially offset by higher pharmaceutical analysis revenues in the first nine months of fiscal 2018 versus the comparable period in fiscal 2017. Archive revenue added $274 to Other laboratory services revenue in the first nine months of fiscal 2018 compared to $452 in the comparable period in fiscal 2017. Bioanalytical analysis revenues decreased due to fewer samples received and analyzed in the first nine months of fiscal 2018 in addition to a mix favoring method development and validation projects during this time period, which generate lower revenue but involve more dedicated resources.

	Nine Months Ended June 30,
	2018	2017	Change	%
Bioanalytical analysis	$3,385	$3,646	$(261)	(7.2)%
Preclinical services	9,699	9,789	(90)	(0.9)%
Other laboratory services	1,337	1,745	(408)	(23.4)%
	$14,421	$15,180	$(759)	(5.0)%

Sales in our Product segment decreased 7.8% in the first nine months of fiscal 2018 from $3,189 to $2,939 when compared to the same period in the prior fiscal year. The majority of the decrease stems from lower sales of our Culex automated in vivo sampling instruments in the first nine months of fiscal 2018 as well as lower maintenance revenues, partially offset by an increase in sales of our analytical instruments and related consumables.

	Nine Months Ended June 30,
	2018	2017	Change	%
Culex, in-vivo sampling systems	$1,366	$1,654	$(288)	(17.4)%
Analytical instruments	1,154	957	197	20.6%
Other instruments	419	578	(159)	(27.5)%
	$2,939	$3,189	$(250)	(7.8)%

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2018 was $12,414 or 71.5% of revenue, compared to $12,536, or 68.2% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 73.6% during the first nine months of fiscal 2018 from 69.9% in the comparable period last year. The principal cause of this increase was the decrease in revenues, which led to lower absorption of the fixed costs in our Service segment, specifically the decline in archiving revenues which carry higher margins. A significant portion of our costs of productive capacity in the Service segment are fixed. Thus, decreases in revenues led to increases in costs as a percentage of revenue.

Cost of Product revenue as a percentage of Product revenue in the first nine months of fiscal 2018 increased to 61.1% from 60.6% in the comparable prior year period. This increase is mainly due to a change in the mix of products sold in the first nine months of fiscal 2018, mainly due to lower sales of the Culex automated in vivo sampling systems, as well as slightly higher material costs.

Operating Expenses

Selling expenses for the nine months ended June 30, 2018 increased 13.5% to $917 from $808 for the comparable fiscal 2017 period. This increase is mainly due to higher salaries and benefits from the addition of marketing personnel in late fiscal 2017 plus slightly higher travel expenses in the first nine months of fiscal 2018 as compared to the prior year period, partially offset by lower commissions.

Research and development expenses for the first nine months of fiscal 2018 increased 26.5% over the comparable fiscal 2017 period to $430 from $340. The increase was primarily due to higher consulting expenses and costs for operating supplies related to product development.

General and administrative expenses for the first nine months of fiscal 2018 decreased 5.1% to $3,510 from $3,699 for the comparable fiscal 2017 period. The principal reason for the decrease was lower salaries and benefits expense attributable to severance expense related to the separation of our former Chief Executive Officer incurred during the first quarter of fiscal 2017, which we did not incur in the fiscal 2018 period. Also in the first nine months of fiscal 2018, the benefit of lower consulting services expenses was partially offset by employee search fees, due diligence costs, relocation expenses and higher stock option expense attributable to grants of options to our directors and certain of our employees in October 2017.

Other Income (Expense)

Other expense for the first nine months of fiscal 2018 decreased to $144 from $318 for the same period of fiscal 2017. The primary reason for the change in expense was the decrease in interest expense under our new credit agreement with First Internet Bank, as described below.

Income Taxes

Our effective tax rate for the nine months ended June 30, 2018 and 2017 was 95.92% and 1.95%, respectively. The current year benefit primarily relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income

As a result of the factors described above, net income for the nine months ended June 30, 2018 amounted to $6, compared to net income of $655 in the comparable fiscal 2017 period.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we have a $1,000 reserve for lease related costs. Additionally, we accrued $117 for legal and professional fees and other costs to remove improvements previously made to the facility. At June 30, 2018 and September 30, 2017, respectively, we had $1,117 reserved for the liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2018, we had cash and cash equivalents of $1,458, compared to $434 at September 30, 2017.

Net cash provided by operating activities was $2,210 for the nine months ended June 30, 2018 compared to cash provided by operating activities of $1,250 for the nine months ended June 30, 2017. Contributing factors to our cash provided by operations in the first nine months of fiscal 2018 were noncash charges of $1,160 for depreciation and amortization, a net increase in customer advances of $1,406 and a decrease in prepaid expenses of $311. These items were partially offset by, among other items, a net increase in accounts receivable of $523.

Days’ sales in accounts receivable increased to 54 days at June 30, 2018 from 39 days at September 30, 2017 due to fewer extended collections from certain customers and a slight decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first nine months of fiscal 2017 are non-cash charges of $1,303 for depreciation, a net increase in customer advances of $151 as well as net decreases in inventory and prepaid expenses of $389 and $201, respectively. These items were partially offset by a decrease in accounts payable of $1,309 and a net increase in accounts receivable of $256.

Investing activities used $924 in the first nine months of fiscal 2018 due mainly to capital expenditures as compared to $205 in the first nine months of fiscal 2017. The investing activity in fiscal 2018 consisted of investments in laboratory equipment and building improvements as well as IT equipment and software.

Financing activities used $262 in the first nine months of fiscal 2018, as compared to $512 used during the first nine months of fiscal 2017. The main uses of cash in the first nine months of fiscal 2018 were for long-term debt payments of $167 and capital lease payments of $96. The main use of cash in the first nine months of fiscal 2017 was the payoff of the Huntington Bank long-term debt and line of credit. Total long-term debt and net line of credit payments were $4,768. Capital lease payments of $96 and payment of debt issuance costs of $214 also used cash. These uses of cash were partially offset by $4,500 of new borrowings from our Credit Agreement with FIB.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). During the quarter ended June 30, 2018, the Credit Agreement included both a term loan and a revolving line of credit and is secured by mortgages on our facilities and personal property in West Lafayette and Evansville, Indiana. We used the proceeds from the term loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap, as more fully described in Note 7 to the condensed consolidated financial statements.

The term loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The term loan matures in June 2022. The balance on the term loan at June 30, 2018 was $4,279. The revolving line of credit for up to $2,000 ($3,500 subsequent to the amendment noted below) matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the revolving line of credit at June 30, 2018 was $0. We must pay accrued and unpaid interest on the outstanding balance under the credit line on a monthly basis.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. During the quarter ended June 30, 2018, the Credit Agreement also required us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a debt to equity ratio of not greater than 2.50 to 1.00 until maturity. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of June 30, 2018.

We incurred $69 of costs in June 2017 related to the Credit Agreement that was partially amortized in the third and fourth fiscal quarters of 2017 and the first three fiscal quarters of 2018 with the remainder to be amortized through June 2022.

In connection with the Acquisition, on July 2, 2018, we entered into an amendment to the Credit Agreement, as described in Note 10 to the Condensed Consolidated Financial Statements.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our acting principal executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our acting principal executive officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2018	By: /s/ Philip A. Downing
Philip A. Downing
Senior Vice President, Preclinical Services (Acting Principal Executive Officer)

Date: August 14, 2018	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(10)	10.1	Dr. James S. Bourdage Retirement Agreement and Release of All Claims (incorporated by reference to the Company’s Current Report on Form 8-K filed April 30, 2018).

(31)	31.1	Certification of Acting Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Acting Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith)

