Form 10-Q
period 2018-12-31
BIOANALYTICAL SYSTEMS INC
filed 2019-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 9, 2019, 10,290,011 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$723	$773
Accounts receivable
Trade, net of allowance of $1,950 at December 31, 2018 and $1,948 at September 30, 2018	3,665	4,128
Unbilled revenues and other	984	1,012
Inventories, net	1,171	1,182
Prepaid expenses	1,194	966
Total current assets	7,737	8,061

Property and equipment, net	16,761	16,610
Goodwill	3,072	3,072
Other intangible assets, net	3,154	3,318
Lease rent receivable	121	115
Deferred tax asset	31	62
Other assets	27	30
Total assets	$30,903	$31,268

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,073	$3,192
Restructuring liability	558	1,117
Accrued expenses	1,888	1,571
Customer advances	5,320	4,925
Current portion of capital lease obligation	54	87
Current portion of long-term debt	920	909
Total current liabilities	11,813	11,801
Capital lease obligation, less current portion	32	37
Long-term debt, less current portion, net of debt issuance costs	8,310	8,546
Total liabilities	20,155	20,384

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at December 31, 2018 and at September 30, 2018	35	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,245,277 issued and outstanding at December 31, 2018 and 10,245,277 at September 30, 2018	2,523	2,523
Additional paid-in capital	24,582	24,557
Accumulated deficit	(16,392)	(16,231)
Total shareholders’ equity	10,748	10,884
Total liabilities and shareholders’ equity	$30,903	$31,268

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Service revenue	$7,735	$4,525
Product revenue	890	852
Total revenue	8,625	5,377

Cost of service revenue	5,597	3,273
Cost of product revenue	609	523
Total cost of revenue	6,206	3,796

Gross profit	2,419	1,581
Operating expenses:
Selling	653	294
Research and development	124	139
General and administrative	1,601	1,137
Total operating expenses	2,378	1,570

Operating income	41	11

Interest expense	126	52

Other income	1	—
Net (loss) before income taxes	(84)	(41)

Income taxes (benefit) expense	1	(67)

Net income (loss)	$(85)	$26

Other comprehensive income:	—	—

Comprehensive income (loss)	$(85)	$26

Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per share	$(0.01)	$0.00

Weighted common shares outstanding:
Basic	10,245	8,244
Diluted	10,245	8,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Three Month Period Ended December 31, 2018
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	$(16,231)	$10,884

Adoption of accounting standard						(76)	(76)

Comprehensive loss:
Net loss						(85)	(85)

Stock based compensation expense					25		25

Balance at December 31, 2018	35	$35	10,245,277	$2,523	$24,582	$(16,392)	$10,748

	Three Month Period Ended December 31, 2017
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2017	1,035	$1,035	8,243,896	$2,023	$21,446	$(16,037)	$8,467

Comprehensive income:
Net income						26	26
Stock based compensation expense					34		34
Stock option exercise			305	—	1		1

Balance at December 31, 2017	1,035	$1,035	8,244,201	$2,023	$21,481	$(16,011)	$8,528

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2018	2017

Operating activities:
Net income (loss)	$(85)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	713	404
Employee stock compensation expense	25	34
(Gain)/Loss on disposal of property and equipment	(3)	1
Unrealized foreign currency gains	(146)	—
Changes in operating assets and liabilities:
Accounts receivable	516	419
Inventories	10	(18)
Income tax accruals	—	(67)
Prepaid expenses and other assets	(227)	(173)
Accounts payable	(532)	(327)
Accrued expenses	317	178
Customer advances	319	283
Net cash provided by operating activities	907	760

Investing activities:
Capital expenditures	(684)	(175)
Net cash used in investing activities	(684)	(175)

Financing activities:
Payments of long-term debt	(224)	(55)
Payments of debt issuance costs	(11)	—
Payments on revolving line of credit	(5,892)	(2,811)
Borrowings on revolving line of credit	5,892	2,811
Payments on capital lease obligations	(38)	(31)
Net cash used in financing activities	(273)	(86)

Net increase (decrease) in cash and cash equivalents	(50)	499
Cash and cash equivalents at beginning of period	773	434
Cash and cash equivalents at end of period	$723	$933

Supplemental disclosure of cash flow information:
Cash paid for interest	$116	$48

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2018. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2018 and 2017 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2018. The results of operations for the three months ended December 31, 2018 may not be indicative of the results for the year ending September 30, 2019.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) was used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2018. All options granted under the Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three months ended December 31, 2018 and 2017 was $25 and $34, respectively.

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

A summary of our stock option activity for the three months ended December 31, 2018 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding – September 30, 2018	301	$1.73	$1.38
Exercised	-
Granted	-
Forfeited	(3)	$1.71	-
Outstanding - December 31, 2018	298	$1.73	$1.38

Exercisable at December 31, 2018	171

As of December 31, 2018, our total unrecognized compensation cost related to non-vested stock options was $156 and is expected to be recognized over a weighted-average service period of 1.6 years.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 298 options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2018 because they were anti-dilutive.

The following table reconciles our computation of basic net income (loss) per share to diluted income per share:

	Three Months Ended December 31,
	2018	2017
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(85)	$26
Weighted average common shares outstanding	10,245	8,244
Basic net income (loss) per share	$(0.01)	$0.00
Diluted net income (loss) per share:
Diluted net income (loss) applicable to common shareholders	$(85)	$26
Weighted average common shares outstanding	10,245	8,244
Plus: Incremental shares from assumed conversions:
Series A preferred shares	-	518
Dilutive stock options/shares	-	33
Diluted weighted average common shares outstanding	10,245	8,795
Diluted net income (loss) per share	$(0.01)	$0.00

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2018	September 30, 2018

Raw materials	$914	$939
Work in progress	112	89
Finished goods	327	342
	1,353	$1,370
Obsolescence reserve	(182)	(188)
	$1,171	$1,182

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

	Three Months Ended December 31,
	2018	2017
Revenue:
Service	$7,735	$4,525
Product	890	852
	$8,625	$5,377
Operating income (loss):
Service	$215	$182
Product	(175)	(171)
	$41	$11

Interest expense	(126)	(52)
Other income	1	—
Loss before income taxes	$(84)	$(41)

6.	INCOME TAXES

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

Accordingly, the Company’s income tax provision as of December 31, 2017 reflects the current year impacts of the U.S. Tax Act on the estimated annual effective tax rate. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%. The impact from the permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”). When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment and as a result the Company calculated a U.S. federal statutory income tax rate of 21% for the current fiscal year end September 30, 2019.

The difference between the enacted federal statutory rate of 21% and our effective rate of (0.34) % for the quarterly period ended December 31, 2018 is due to changes in our valuation allowance on our net deferred tax assets. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a $1,648 decrease with any offsetting decrease to the valuation allowance.

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

At December 31, 2018 and September 30, 2018, we had no liability for uncertain income tax positions.

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

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement was amended on July 2, 2018, September 6, 2018 and September 28, 2018 (as amended, the “Credit Agreement”). The Credit Agreement includes two term loans (the “Initial Term Loan” and “Subsequent Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”) and an equipment draw loan (the “Equipment Draw Loan”).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at December 31, 2018 was $4,165. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the Seventh Wave Laboratories acquisition. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at December 31, 2018 was $5,226.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Credit Facility matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility at December 30, 2018 was $0. We must pay accrued and unpaid interest on the outstanding balance under Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with the Construction Draw Loan in a principal amount not to exceed $4,445 and the Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2018, there was a $0 balance, respectively, on both of these loans.

Subject to certain conditions precedent, the Construction Draw Loan and Equipment Draw Loan each permit the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of December 31, 2018.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”) as well as Seventh Wave Laboratories, LLC (“SWL”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s and SWL’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, and SWL, respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively.

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first quarter of fiscal 2019, the company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At December 31, 2018 and September 30, 2018, respectively, we had $558 and $1,117 reserved for the remaining liability. The reserve is classified as a current liability on the Condensed Consolidated Balance Sheets.

9.	NEW ACCOUNTING PRONOUNCEMENTS

On October 1, 2018, the Company adopted Accounting Standard Codification, or ASC Topic 606, “Revenue from Contracts with Customers,” (Topic 606), using the modified retrospective method for all contracts that were not completed as of October 1, 2018. Comparative prior period information continues to be reported under the accounting standards in effect for the period presented. Topic 606 superseded the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation.

The cumulative effect of initially applying the new revenue standard was $(76) and has been recorded as an adjustment to the opening balance of retained earnings. The cumulative adjustment relates primarily to the recognition of revenue for free archive storage offered to customers. Gross sales and deferred revenue of $(76), respectively, were recorded as part of the cumulative effect adjustment. The comparative information has not been restated and it is reported in accordance with accounting standard Topic 605, which was in effect for those periods.

On October 1, 2018 the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230), which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance had no material impact on our consolidated financial statements.

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. We are currently evaluating the effects of adoption and have not yet determined the impact the revised guidance will have on our condensed consolidated financial statements and related disclosures.

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

10.	BUSINESS COMBINATIONS

Overview

On July 2, 2018, the Company, through its wholly-owned subsidiary Seventh Wave Laboratories, LLC (f/k/a Cardinal Laboratories LLC) (the “Purchaser”), acquired (the “Acquisition”) substantially all of the assets of SW Chrysalis, LLC (f/k/a Seventh Wave Laboratories LLC) (the “Seller”), a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018, among the Purchaser, the Company, the Seller and certain members of the Seller. The total consideration for the Acquisition was approximately $9,234, which consisted of $6,759 in cash, including an indemnity escrow of $750, and 1,500,000 of the Company’s common shares valued at $2,475, using the closing price of the Company’s common shares on June 29, 2018. The Purchaser is operated as a wholly-owned subsidiary of the Company. The Company funded the cash portion of the purchase price for the Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three months ended December 31, 2017 assuming the Acquisition had occurred as of October 1, 2017 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Acquisition been completed on October 1, 2017.

The unaudited pro forma information is as follows:

Three Months Ended December 31, 2017
Total revenues	$9,118
Net income	249

Pro forma basic net income per share	$0.03
Pro forma diluted net income per share	$0.03

11.	REVENUE RECOGNITION

In accordance with ASC 606, the company disaggregates its revenue from customers into two revenue streams, service revenue and product revenue. At contract inception the Company assesses the services promised in the contract with the customers to identify performance obligations in the arrangements.

Service revenue

The Company enters into contracts with customers to provide drug discovery and development services with payments based on mainly fixed-fee arrangements. The Company also offers free archive storage services on certain contracts. Customers can also enter into separate archive storage contracts after the expiration of the free storage period.

The Company’s drug discovery and development services contracts that include a free storage period are considered a single performance obligation because the company provides a highly integrated service. The inclusion of free storage fee in the measurement of progress under the discovery and development service contracts creates a timing difference between the amounts the company is entitled to receive in reimbursement of cost incurred and amount of revenue recognized on such costs, which is recognized as deferred revenue and classified as customer advances on the condensed consolidated balance sheet.

The Company’s fixed fee arrangements may involve bioanalytical and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned, and classified within customer advances on the condensed consolidated balance sheet. Unbilled revenues represent revenues earned under contracts in advance of billings.

Archive services provide climate controlled archiving for client’s data and samples. The archive revenue is recognized over time, generally when the service is provided. These arrangements typically include only one performance obligation. Amounts related to future archiving or prepaid archiving contracts for customers where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed.

Product revenue

The Company’s products can be sold to multiple customers and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the customer order. For these products, all revenue is recognized at a point in time, generally when title of the product and risk of loss is transferred to the customer based upon shipping terms. These arrangements typically include only one performance obligation. Certain products have maintenance agreements available for customers to purchase. These are typically billed in advance and are accounted for as deferred revenue and recognized ratably over the applicable maintenance period.

The adoption of the new revenue standard impacted the consolidated financial statements as follows:

Income Statement

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Service revenue	$7,735	$6	$7,729
Product revenue	890		890
Total revenue	8,625	6	8,619
Total cost of revenue	6,206		6,206
Gross profit	2,419	6	2,413
Operating income	41	6	35
Net loss before income taxes	(84)	6	(90)
Income taxes expense	1		1
Net loss	$(85)	$6	$(91)
Diluted net loss per share	$(0.01)	$(0.00)	$(0.01)

Balance Sheet

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606

Current Liabilities:
Customer advances	$5,320	$(70)	$5,250

Shareholder’s equity:
Retained earnings	$(16,392)	$70	$(16,322)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel of Seventh Wave; (ix) our ability to effectively manage current and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to service our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2018. Our actual results could differ materially from those discussed in the forward-looking statements.

Amounts in this Item 2 are in thousands, unless otherwise indicated.

Recent Developments

Recently we acquired the business of Seventh Wave Laboratories, LLC, commenced the expansion of our facilities in Evansville, Indiana, and obtained funding to support these initiatives in order to support future growth and enhance our scientific capabilities, client service offering and client experience.

On July 2, 2018, we acquired substantially all of the assets of Seventh Wave Laboratories LLC, a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018 (the “Acquisition”). In connection with the Acquisition, on July 2, 2018 the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to the Liquidity and Capital Resources Section herein for additional information. We anticipate capitalizing on the collective skill sets, expertise and assets acquired via the Acquisition to expand our service offerings and reach additional clients.

On September 28, 2018, we entered into a further amendment to our credit arrangements which provided lines of credit for borrowings of up to $4,445 for construction financing and $1,429 for future equipment acquisitions. In October 2018, we signed a contract to begin construction of approximately 12,000 feet of expanded laboratory space at our Evansville facility. The space is projected to be completed by September of 2019.

We are working on the integration of the combined businesses resulting from the Acquisition and further development of sales and marketing resources. We will continue to evaluate additional opportunities for internal and external growth opportunities and new services to provide to existing clients.

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

Executive Summary

In fiscal 2018, following improvements in many areas in fiscal 2017, we were able to see our new vision start to come to fruition as we addressed deferred maintenance issues, made strategic investments in new equipment, recruited critical leadership positions and scientists and obtained additional financing which allowed us to complete the Acquisition. In fiscal 2018, we also increased our investment in research and development for specific products and restarted the discovery lab in West Lafayette. In addition, we completed planning and obtained funding for a major expansion of our Evansville facility. We expect this expansion to be complete by the beginning of fiscal 2020. Our goals include increasing revenue on a consistent basis while investing and adding additional talent and complementary services. For 2019, we will concentrate efforts and investments on enhancing our business development program and marketing efforts, as well as ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations.

We believe the Acquisition will allow us to capitalize on the collective skill sets, expertise and assets of the combined operations to expand our service offerings and reach more clients. We believe further that the Acquisition has provided the Company additional support for further corporate development, a business development leader and additional sales talent to help drive profitable growth. With the Acquisition, we doubled our active client base, enhanced client service offerings and have the ability to reduce expenses for services previously outsourced by both entities. In addition, the combined operations provide an opportunity to integrate support services and leverage relevant software.

Our long-term strategic objective remains to maximize the Company’s intrinsic value per share. In order to achieve that end, we have and will continue to focus on, among other items, productivity, generating free cash flow, and the strategies and initiatives discussed herein. Our goals include increasing revenue on a consistent basis, while investing and adding additional talent and complementary services in order to deliver excellent data and results for our clients. During fiscal 2019, we intend to focus on enhancing our business development program and marketing efforts, including by improving our message to clients, increasing our visibility in the marketplace and building our sales team. We also intend to complete ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations. We believe that we have significantly supplemented our sales team and development capabilities through the Acquisition and marketing will continue to be a focus of the Company going forward. We are beginning to see our services backlog grow as we continue to promote our combined brand and new vision. We will focus on marketing efforts to improve our message to clients and increase our visibility in the marketplace. We will also continue to focus on delivering excellent data and results for our clients. Moreover, we have understood the need to rebuild and enhance the sales team and client base for our products and services. We believe the development of the sales team and strategy has been enhanced with the Acquisition and future development will continue to be a focus going forward.

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

In addition to efficiently integrating the combined businesses resulting from the Acquisition, we remain focused on executing initiatives aimed at growing revenue, obtaining efficiencies, expanding facilities, improving client services, generating additional cash flow and identifying additional growth opportunities. We continue to benefit from the market presence and scientific knowledge of the Company’s founder as a scientific advisor to management and expect to benefit further from the addition of Seventh Wave Laboratories’ founders, as well as the addition of our new President and Chief Executive Officer. We plan to continue to emphasize establishing a positive culture, which we believe has significantly reduced our employee turnover and will facilitate our continued recruitment and retention of talent.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the three months ended December 31, 2018, total revenues increased 60.4%, gross profit increased 53.0% and operating expenses were higher by 51.5% as compared to same period in fiscal 2018. The most notable growth in operating expenses related to our investment and focus in sales and marketing efforts to promote our combined brand. The increased margins and increased operating expenses contributed to the reported operating income of $41 for the three months ended December 31, 2018, compared to operating income of $11 for the same period in fiscal 2018.

As of December 31, 2018, we had $723 of cash and cash equivalents as compared to $773 of cash and cash equivalents at the end of fiscal 2018. In the first three months of fiscal 2019, we generated $907 in cash from operations as compared to $760 in the first three months of fiscal 2018. Total capital expenditures increased in the first quarter of fiscal 2019 to $684 from $175 in the prior year period as we begin the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of December 31, 2018, we had a zero balance on our $3,500 general line of credit, a zero balance on our $4,445 construction line of credit and a zero balance on our $1,429 equipment line of credit. As described herein, we incurred significant additional indebtedness in connection with financing the Acquisition and expect to incur additional indebtedness through borrowings under the construction and equipment lines of credit as we continue to undertake the Evansville, Indiana facilities expansion.

For a detailed discussion of our revenue, margins, earnings and other financial results for fiscal 2019, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended December 31,
	2018	2017

Service revenue	89.7%	84.1%
Product revenue	10.3	15.9
Total revenue	100.0	100.0

Cost of Service revenue (a)	72.4	72.3
Cost of Product revenue (a)	68.4	61.4
Total cost of revenue	72.0	70.6

Gross profit	28.0	29.4

Total operating expenses	27.6	29.2

Operating income (loss)	0.5	0.2

Other expense	(1.0)	(1.0)

Income (loss) before income taxes	(1.0)	(0.8)

Income taxes (benefit)	0.0	(1.3)

Net income (loss)	(1.0)%	0.5%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Service and Product Revenues

Revenues for the quarter ended December 31, 2018 increased 60.4% to $8,625 compared to $5,377 for the same period last fiscal year.

Our Service revenue increased 71.0% to $7,735 in the first quarter of fiscal 2019 compared to $4,525 for the prior year period. Nonclinical services revenues increased $2,478 due to an overall increase in the number of studies from the prior year and additional revenues attributable to the Seventh Wave Laboratories acquisition of $1,926 in the first fiscal quarter of 2019. Bioanalytical analysis revenues increased by $662 in the first quarter of fiscal 2019, mainly due to additional revenues attributable to the Seventh Wave Laboratories acquisition. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis revenues in the first quarter of fiscal 2019 versus the comparable period in fiscal 2018.

	Three Months Ended December 31,
	2018	2017	Change	%
Bioanalytical analysis	$1,693	$1,031	$662	64.2%
Nonclinical services	5,529	3,051	2,478	81.2%
Other laboratory services	513	443	70	15.8%
	$7,735	$4,525	$3,210

Sales in our Products segment increased 4.5% in the first quarter of fiscal 2019 to $890 from $852 in the same period of the prior fiscal year. The majority of the increase stems from higher sales of our analytical instruments and consumables, as well as increase in maintenance and services revenues, included in Other instruments. These factors were partially offset by a decline in sales of our Culex automated in vivo sampling systems in the first fiscal quarter of 2019.

	Three Months Ended December 31,
	2018	2017	Change	%
Culex, in-vivo sampling systems	$345	$361	$(16)	(4.4)%
Analytical instruments	390	355	35	9.9%
Other instruments	155	136	19	(14.0)%
	$890	$852	$38

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2019 was $6,206 or 72.0% of revenue, compared to $3,796, or 70.6% of revenue for the prior-year period.

Cost of Service revenue as a percentage of Service revenue increased slightly to 72.4% during the first quarter of fiscal 2019 from 72.3% in the comparable period in fiscal 2018 due to the mix of services provided in the current quarter.

Cost of Products revenue as a percentage of Products revenue in the first quarter of fiscal 2019 increased to 68.4% from 61.4% in the comparable prior year period. This increase is mainly due to increased material cost and the mix of products sold during the first quarter of fiscal 2019 compared to the same period last fiscal year.

Operating Expenses

Selling expenses for the three months ended December 31, 2018 increased 121.9% to $653 from $294 for the comparable period last fiscal year. This increase is mainly due to higher salaries and benefits for the additional sales employees from the Seventh Wave Laboratories acquisition, plus higher costs associated with travel, shows and exhibitions to promote the combined brand in the first fiscal quarter of 2019 compared to the comparable period in fiscal 2018.

Research and development expenses for the first quarter of fiscal 2019 decreased 10.5% over the comparable period last fiscal year to $124 from $139. The decrease was primarily due to lower consulting expenses slightly offset by increased salary expense as we sourced certain consulting services in-house.

General and administrative expenses for the first quarter of fiscal 2019 increased 40.8% to $1,601 from $1,137 for the comparable prior-year period. The increase was mainly driven by the expenses associated with the Seventh Wave Laboratories operations. The increase in expenses was partially offset by the release of a portion of the reserve for lease related liabilities that were legally time barred.

Other Income (Expense)

Other expense for the first quarter of fiscal 2019 was $125, as compared to other expense of $52 for the first quarter of fiscal 2018. The primary reason for the change in expense was the increase in interest expense under our credit arrangements with First Internet Bank as we entered into a new term loan as part of the Acquisition in July 2018 adding related debt and interest expense.

Income Taxes

Our effective rate for the three months ended December 31, 2018 and 2017 was (0.34) % and 162.19%, respectively. The current year expense primarily relates to state income taxes. The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first quarter of fiscal 2019, the company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At December 31, 2018 and September 30, 2018, respectively, we had $558 and $1,117 reserved for the remaining liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2018, we had cash and cash equivalents of $723, compared to $773 at September 30, 2018.

Net cash provided by operating activities was $907 for the three months ended December 31, 2018 compared to cash provided by operating activities of $760 for the three months ended December 31, 2017. Contributing factors to our cash provided by operations in the first three months of fiscal 2019 were noncash charges of $713 for depreciation and amortization and $146 for unrealized foreign currency gains related to the restructuring liability, a net increase in customer advances of $319 and in accrued expenses of $317 as well as a net decrease in accounts receivable of $516. These items were partially offset by a net decrease in accounts payable of $532 and a net increase in prepaid expenses of $227 versus the prior year period.

Days’ sales in accounts receivable decreased to 49 days at December 31, 2018 from 51 days at September 30, 2018 due to better collections and a decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first three months of fiscal 2018 are non-cash charges of $404 for depreciation and amortization, a net increase in customer advances of $283 and in accrued expenses of $178 as well as a net decrease in accounts receivable of $419. These items were partially offset by a net decrease in accounts payable of $327.

Investing activities used $684 in the first three months of fiscal 2019 due mainly to capital expenditures as compared to $175 in the first three months of fiscal 2018. The investing activity in fiscal 2019 consisted of investments in the Evansville expansion as well as laboratory and IT equipment and software.

Financing activities used $273 in the first three months of fiscal 2019, as compared to $86 used during the first three months of fiscal 2018. The main uses of cash in the first three months of fiscal 2019 were for long-term debt payments of $224 and capital lease payments of $38. The main uses of cash in the first quarter of fiscal 2018 were net payments on long-term debt and capital lease payments of $55 and $31, respectively.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement was amended on July 2, 2018, September 6, 2018 and September 28, 2018 (as amended, the “Credit Agreement”). The Credit Agreement includes two term loans (the “Initial Term Loan” and “Subsequent Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”) and an equipment draw loan (the “Equipment Draw Loan”).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at December 31, 2018 was $4,165. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the Seventh Wave Laboratories acquisition. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at December 31, 2018 was $5,226.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Credit Facility matures in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility at December 30, 2018 was $0. We must pay accrued and unpaid interest on the outstanding balance under Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with the Construction Draw Loan in a principal amount not to exceed $4,445 and the Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2018, there was a $0 balance, respectively, on both of these loans.

Subject to certain conditions precedent, the Construction Draw Loan and Equipment Draw Loan each permit the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of December 31, 2018.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”) as well as Seventh Wave Laboratories, LLC (“SWL”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s and SWL’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, and SWL, respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of December 31, 2018.

On July 2, 2018, we acquired substantially all of the assets of Seventh Wave Laboratories, LLC. Seventh Wave’s business constituted 31.0% of our total assets at December 31, 2018 and 30.9% of our revenues for the three months ended December 31, 2018. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired businesses’ internal controls over financial reporting as of December 31, 2018, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations of the Seventh Wave business and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

ITEM 6 - EXHIBITS

(a)	Exhibits:

See the Exhibit Index to this Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2019	By: /s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	By: /s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)

EXHIBIT INDEX

Number		Description of Exhibits

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith)

