Form 10-Q
period 2019-03-31
BIOANALYTICAL SYSTEMS INC
filed 2019-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Shares	BASi	NASDAQ Capital Market

As of May 10, 2019, 10,290,531 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$520	$773
Accounts receivable
Trade, net of allowance of $1,891 at March 31, 2019 and $1,948 at September 30, 2018	4,149	4,128
Unbilled revenues and other	716	1,012
Inventories, net	1,103	1,182
Prepaid expenses	1,194	966
Total current assets	7,682	8,061

Property and equipment, net	17,787	16,610
Goodwill	3,072	3,072
Other intangible assets, net	3,060	3,318
Lease rent receivable	124	115
Deferred tax asset	31	62
Other assets	27	30
Total assets	$31,783	$31,268

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,525	$3,192
Restructuring liability	503	1,117
Accrued expenses	1,230	1,571
Customer advances	5,583	4,925
Revolving line of credit	409	-
Current portion of capital lease obligation	20	87
Current portion of long-term debt	930	909
Total current liabilities	12,200	11,801

Capital lease obligation, less current portion	28	37
Long-term debt, less current portion, net of debt issuance costs	9,265	8,546
Total liabilities	21,493	20,384

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at March 31, 2019 and at September 30, 2018	35	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,290,531 issued and outstanding at March 31, 2019 and 10,245,277 at September 30, 2018	2,534	2,523
Additional paid-in capital	24,682	24,557
Accumulated deficit	(16,961)	(16,231)
Total shareholders’ equity	10,290	10,884
Total liabilities and shareholders’ equity	$31,783	$31,268

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Service revenue	$8,131	$5,030	$15,866	$9,555
Product revenue	1,213	914	2,103	1,766
Total revenue	9,344	5,944	17,969	11,321

Cost of service revenue	5,951	3,662	11,548	6,935
Cost of product revenue	832	542	1,441	1,065
Total cost of revenue	6,783	4,204	12,989	8,000

Gross profit	2,561	1,740	4,980	3,321
Operating expenses:
Selling	655	303	1,308	597
Research and development	145	149	269	288
General and administrative	2,210	1,178	3,811	2,315
Total operating expenses	3,010	1,630	5,388	3,200

Operating (loss) income	(449)	110	(408)	121

Interest expense	(122)	(48)	(248)	(100)
Other income	3	4	4	4
Net (loss) income before income taxes	(568)	66	(652)	25

Income taxes (benefit) expense	1	11	2	(56)

Net (loss) income	$(569)	$55	$(654)	$81

Comprehensive (loss) income	$(569)	$55	$(654)	$81

Basic net (loss) income per share	$(0.06)	$0.01	$(0.06)	$0.01
Diluted net (loss) income per share	$(0.06)	$0.01	$(0.06)	$0.01

Weighted common shares outstanding:
Basic	10,290	8,245	10,268	8,245
Diluted	10,290	8,789	10,268	8,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Six Month Period Ended March 31, 2019
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	$(16,231)	$10,884

Adoption of accounting standard						(76)	(76)
Comprehensive loss:
Net loss						(85)	(85)
Stock based compensation					25		25
							-
Balance at December 31, 2018	35	35	10,245,277	2,523	24,582	(16,392)	10,748

Adoption of accounting standard
Comprehensive loss:
Net loss						(569)	(569)
Stock based compensation			44,615	11	99		110
Stock option exercises			639	-	1		1
Balance at March 31, 2019	35	35	10,290,531	2,534	24,682	(16,961)	10,290

	Six Month Period Ended March 31, 2018
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	Compensation	deficit	equity
Balance at September 30, 2017	1,035	$1,035	8,243,896	$2,023	$21,446	$(16,037)	$8,467
							-
Comprehensive loss:							-
Net income						26	26
Stock based compensation					34		34
Stock option exercises			305		1		1
Balance at December 31, 2017	1,035	1,035	8,244,201	2,023	21,481	(16,011)	8,528

Comprehensive loss:
Net income						55	55
Stock based compensation					34		34
Stock option exercises			1,000	-	1		1
Balance at March 31, 2018	1,035	1,035	8,245,201	2,023	21,516	(15,956)	8,618

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2019	2018

Operating activities:
Net (loss) income	$(654)	$81
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,324	782
Stock based compensation	124	68
Provision for doubtful accounts	(20)	(4)
Gain on disposal of property and equipment	(3)	(1)
Unrealized foreign currency gains	(136)	-
Changes in operating assets and liabilities:
Accounts receivable	286	(3)
Inventories	79	(87)
Income tax accruals	29	(61)
Prepaid expenses and other assets	(227)	73
Accounts payable	(145)	(214)
Accrued expenses	(329)	81
Customer advances	583	127
Net cash provided by operating activities	911	842

Investing activities:
Capital expenditures	(2,218)	(433)
Proceeds from sale of equipment	-	2
Net cash used by investing activities	(2,218)	(431)

Financing activities:
Payments of long-term debt	(451)	(111)
Payments of debt issuance costs	(22)	-
Payments on revolving line of credit	(11,505)	(5,085)
Borrowings on revolving line of credit	11,914	5,085
Borrowing on construction loan	908	-
Borrowing on equipment loan	285	-
Proceeds from exercise of stock options	1	1
Payments on capital lease obligations	(76)	(63)
Net cash provided (used in) by financing activities	1,054	(173)

Net increase (decrease) in cash and cash equivalents	(253)	238
Cash and cash equivalents at beginning of period	773	434
Cash and cash equivalents at end of period	$520	$672

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$225	$94

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2018. Certain amounts in the fiscal 2018 consolidated financial statements have been reclassified to conform to the fiscal 2019 presentation without affecting previously reported net income or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2019 and 2018 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2019. The results of operations for the three and six months ended March 31, 2019 may not be indicative of the results for the year ending September 30, 2019.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (“the Plan”) was used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2018. In March 2018, our shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan (the “Equity Plan”) and the Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The maximum number of common shares that may be granted under the Equity Plan is 700 shares.

All options granted under the Plan and the Equity Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and six months ended March 31, 2019 was $99 and $124, respectively. Stock based compensation expense for the three and six months ended March 31, 2018 was $34 and $68, respectively. The additional expense in the three months ending March 31, 2019 was due to the grants issued to our new Chief Executive Officer in January 2019 and option grants to all employees that were employed as of February 6, 2019.

A summary of our stock option activity for the six months ended March 31, 2019 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding – September 30, 2018	301	$1.73	$1.38
Exercised	(1)	$1.40	$1.15
Granted	403	$1.41	$1.04
Forfeited	(4)	$1.74	$1.38
Outstanding - March 31, 2019	699	$1.55	$1.18

The weighted-average assumptions used to compute the fair value of the options granted in the six months ended March 31, 2019 were as follows:

Risk-free interest rate	2.58%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	72.0%-72.5%
Expected life of the options (years)	8.0

As of March 31, 2019, our total unrecognized compensation cost related to non-vested stock options was $500 and is expected to be recognized over a weighted-average service period of 1.6 years.

A summary of our restricted share activity for the six months ended March 31, 2019 is as follows:

Restricted Shares

Outstanding – September 30, 2018	-
Granted	45
Vested	(35)
Forfeited	-
Outstanding - March 31, 2019	10

As of March 31, 2019, our total unrecognized compensation cost related to non-vested restricted stock was $12 and is expected to be recognized over a weighted-average service period of 1.79 years. The total fair value of the shares vested during the three and six months ended March 31, 2019 was $44.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 699 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2019 because they were anti-dilutive.

The following table reconciles our computation of basic income per share to diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(569)	$55	$(654)	$81
Weighted average common shares outstanding	10,290	8,245	10,268	8,245
Basic net income (loss) per share	$(0.06)	$0.01	$(0.06)	$0.01
Diluted net income per share:
Diluted net income (loss) applicable to common shareholders	$(569)	$55	$(654)	$81

Weighted average common shares outstanding	10,290	8,245	10,268	8,245
Plus: Incremental shares from assumed conversions:
Series A preferred shares	-	518	-	518
Dilutive stock options/shares	-	26	-	30
Diluted weighted average common shares outstanding	10,290	8,789	10,268	8,793
Diluted net income (loss) per share	$(0.06)	$0.01	$(0.06)	$0.01

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2019	September 30, 2018

Raw materials	$841	$939
Work in progress	191	89
Finished goods	264	342
	$1,296	$1,370
Obsolescence reserve	(193)	(188)
	$1,103	$1,182

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue:
Service	$8,131	$5,030	$15,866	$9,555
Product	1,213	914	2,103	1,766
	$9,344	$5,944	$17,969	$11,321

Operating Income (Loss)
Service	$877	$918	$1,513	$1,699
Product	30	52	(50))	84
Corporate	(1,355)	(861)	(1,870)	(1,662)
	$(449)	$110	$(408)	$121

Interest expense	(122)	(48)	(248)	(100)
Other income	3	4	4	4
Income (loss) before income taxes	$(568)	$66	$(652)	$25

6.	INCOME TAXES

We use the asset and liability method of accounting for income taxes. We recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We record valuation allowance based on a determination of the expected realization of tax assets.

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

At March 31, 2019 and September 30, 2018, we had no liability for uncertain income tax positions.

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

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement as of March 31, 2019 had been amended on July 2, 2018, September 6, 2018 and September 28, 2018 (as amended, the “Credit Agreement”). The Credit Agreement included two term loans (the “Initial Term Loan” and “Subsequent Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”) and an equipment draw loan (the “Equipment Draw Loan”).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at March 31, 2019 was $4,106. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the acquisition of Seventh Wave Laboratories LLC. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at March 31, 2019 was $5,057.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. As of March 31, 2019, the Revolving Credit Facility was to have matured in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility was $409 and $0 as of March 31, 2019 and September 30, 2018, respectively. We must pay accrued and unpaid interest on the outstanding balance under the Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with the Construction Draw Loan in a principal amount not to exceed $4,445 and the Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of March 31, 2019, there was a $1,193 aggregate balance on these loans.

Subject to certain conditions precedent, a Construction Draw Loan and an Equipment Draw Loan each permit the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity.

Long term debt is detailed in the table below.

	As of:
	March 31, 2019	September 30, 2018

Initial term loan	$4,106	$4,222
Subsequent term loan	5,057	5,392
Construction loans	1,193	-
	10,356	9,614
Less: Current portion	(930)	(909)
Less: Debt issue costs not amortized	(161)	(159)
Total Long-term debt	$9,265	$8,546

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. As of March 31, 2019, the Credit Agreement also required us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral.

As of March 31, 2019, the Company’s obligations under the Credit Agreement were guaranteed by BAS Evansville, Inc. (“BASEV”) as well as Seventh Wave Laboratories, LLC (“SWL”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s and SWL’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, and SWL, respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively and pledges of the Company’s ownership interests in its subsidiaries.

On May 1, 2019, the Company entered into certain amendments to its credit arrangements with FIB. Refer to Note 12 to the Condensed Consolidated Financial Statements.

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first six months of fiscal 2019, the Company released portions of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. For the three and six months ended March 31, 2019, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income were reduced by $55 and $546, respectively for the liability reduction. At March 31, 2019 and September 30, 2018, respectively, we had $503 and $1,117 reserved for the remaining liability. The reserve is classified as a current liability on the Condensed Consolidated Balance Sheets.

9.	BUSINESS COMBINATIONS

Overview

On July 2, 2018, the Company, through its wholly-owned subsidiary Seventh Wave Laboratories, LLC (f/k/a Cardinal Laboratories LLC) (the “Seventh Wave Purchaser”), acquired (the “Seventh Wave Acquisition”) substantially all of the assets of SW Chrysalis, LLC (f/k/a Seventh Wave Laboratories LLC) (the “Seventh Wave Seller”), a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018, among the Seventh Wave Purchaser, the Company, the Seventh Wave Seller and certain members of the Seventh Wave Seller. The total consideration for the Seventh Wave Acquisition was approximately $9,234, which consisted of $6,759 in cash, including an indemnity escrow of $750, and 1,500,000 of the Company’s common shares valued at $2,475, using the closing price of the Company’s common shares on June 29, 2018. The Seventh Wave Purchaser is operated as a wholly-owned subsidiary of the Company. The Company funded the cash portion of the purchase price for the Seventh Wave Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and six months ended March 31, 2018 assuming the Seventh Wave Acquisition had occurred as of October 1, 2017 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Seventh Wave Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Seventh Wave Acquisition been completed on October 1, 2017.

The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2018	March 31, 2018

Total revenues	$8,946	$18,065
Net income	(174)	75

Pro forma basic net income (loss) per share	$(0.02)	$0.01
Pro forma diluted net income (loss) per share	$(0.02)	$0.01

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. The amendments are to be applied prospectively to business combinations that occur after the effective date. The Company is progressing with its preparation for the adoption and implementation of this new accounting standard and related changes in internal controls and will adopt the standard in the first quarter of fiscal 2020.

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

The impact of adoption of ASC 606 to the Company’s condensed consolidated financial statements for the three months ended March 31, 2019 is as follows:

Statements of Operations and Comprehensive (Loss) Income

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Service revenue	$8,131	$(25)	$8,156
Product revenue	1,213		1,213
Total revenue	9,344	(25)	9,369
Total cost of revenue	6,783		6,783
Gross profit	2,561	(25)	2,586
Operating loss	(449)	(25)	(424)
Net loss before income taxes	(568)	(25)	(543)
Income taxes expense	1		1
Net loss	$(569)	$(25)	$(544)
Diluted net loss per share	$(0.06)	$(0.00)	$(0.06)

Balance Sheet

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606

Current Liabilities:
Customer advances	$5,583	$(95)	$5,489

Shareholder’s equity:
Accumulated deficit	$(16,961)	$95	$(16,867)

The impact of adoption of ASC 606 to the Company’s condensed consolidated financial statements for the six months ended March 31, 2019 is as follows:

Statements of Operations and Comprehensive (Loss) Income

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Service revenue	$15,866	$(19)	$15,885
Product revenue	2,103		2,103
Total revenue	17,969	(19)	17,988
Total cost of revenue	12,989		12,989
Gross profit	4,980	(19)	4,999
Operating loss	(408)	(19)	(389)
Net loss before income taxes	(652)	(19)	(633)
Income taxes expense	2		2
Net loss	$(654)	$(19)	$(635)
Diluted net loss per share	$(0.06)	$(0.00)	$(0.06)

Balance Sheet

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606

Current Liabilities:
Customer advances	$5,583	$(95)	$5,489

Shareholder’s equity:
Accumulated deficit	$(16,961)	$95	$(16,867)

12.	SUBSEQUENT EVENTS

Acquisition

On May 1, 2019, the Company, through its wholly-owned subsidiary Oriole Toxicology Services LLC (the “ Smithers Avanza Purchaser”), acquired (the “Smithers Avanza Acquisition”) from Smithers Avanza Toxicology Services LLC (the “Smithers Avanza Seller”), a consulting-based contract research laboratory located in Gaithersburg, Maryland, substantially all of the assets used by the Smithers Avanza Seller in connection with the performance of in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals, under the terms and conditions of an Asset Purchase Agreement, dated May 1, 2019, among the Smithers Avanza Purchaser, the Company, the Smithers Avanza Seller and the member of the Smithers Avanza Seller (the “Smithers Avanza Purchase Agreement”). The consideration for the Acquisition consisted of $1,271 in cash, subject to certain adjustments and an indemnity escrow of $125, 200 of the Company’s common shares and an unsecured promissory note in the initial principal amount of $810 made by the Smithers Avanza Purchaser and guaranteed by the Company. The Company funded the cash portion of the purchase price for the Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described below.

The Smithers Avanza Purchase Agreement contains customary representations, warranties, covenants (including non-competition requirements applicable to the selling parties for a 5-year period) and indemnification provisions. As contemplated by the Smithers Avanza Purchase Agreement, on May 1, 2019 the Smithers Avanza Purchaser assumed amended lease arrangements for certain premises in Gaithersburg, Maryland (the “Lease Arrangements”). Under the Lease Arrangements, the Smithers Avanza Purchaser agreed to lease the premises for a term of 5 years and 8 months, with two 5 year extensions at the Smithers Avanza Purchaser’s option. Annual minimum rental payments under the initial term of the Lease Arrangements range from $400 to $800, provided that the Lease Arrangements provide the Smithers Avanza Purchaser with the option to purchase the premises. The Lease Arrangements include customary rights upon a default by landlord or tenant.

Amendment to Credit Arrangements

In connection with the Second Acquisition, on May 1, 2019 the Company and FIB entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement by and between the parties dated June 23, 2017, as previously amended July 2, 2018, September 6, 2018 and September 28, 2018 (as amended, the “Credit Agreement”) to (i) extend the term of the Company’s $3,500 revolving credit facility to June 30, 2020, (ii) provide the Company with an additional term loan (the “New Term Loan”) in the amount of $1,271, the proceeds of which were used to fund the cash consideration for the Acquisition, and (iii) provide for an additional line of credit in the principal amount of $1,100 (the “Capex Line”), which the Company may borrow from time to time, subject to the terms of the Credit Agreement. The New Term Loan and the Capex Line mature November 1, 2025 and June 30, 2020, respectively.

Amounts outstanding under the New Term Loan bear interest at a fixed per annum rate of 4.63%, while interest accrues on the principal balance of the Capex Line at a floating per annum rate equal to the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. Commencing June 1, 2019, the New Term Loan requires monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 become due, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Company is required to pay accrued but unpaid interest on the Capex Line on a monthly basis commencing on June 1, 2019, until June 30, 2020, at which time the entire balance of the Capex Line, together with accrued but unpaid interest, costs and expenses, shall be due and payable in full.

Following its amendment, the Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC (“Seventh Wave”), as well as the Smithers Avanza Purchaser, each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s, Seventh Wave’s and the Smithers Avanza Purchaser’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, Seventh Wave and the Smithers Avanza Purchaser respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

The various restrictive covenants under the Credit Agreement remain consistent, provided that the parties agreed (i) to modify the computation of the minimum debt service coverage ratio and lower the ratio itself during certain periods to 1.15 to 1.0 or 1.20 to 1.0 to appropriately reflect relevant aspects of the Smithers Avanza Acquisition and (ii) to suspend application of the cash flow coverage ratio through the fiscal quarter ending December 31, 2019, with the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended as of March 31, 2020 and June 30, 2020 not to exceed 5.00 to 1.00 and 4.50 to 1.00, respectively. The Company also agreed to obtain a life insurance policy in an amount not less than $2,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel of Seventh Wave and Smithers Avanza Toxicology Services; (ix) our ability to effectively manage current and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to service our outstanding indebtedness and (x) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

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

Recent Developments and Executive Summary

Recently we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018, commenced the expansion of our facilities in Evansville, Indiana, in Ocotber 2018, which should be completed by November 2019, acquired the toxicolgy business of Smithers Avanza on May 1 of 2019, and obtained funding to support these initiatives and other improvements to our facilites and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition to the aqusitions and facility expansions and improvements, during the quarter ended March, 31 2019, we recruited and filled open positions for Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer and a critical scientific leadership role of Senior Vice President for DMPK. We believe these leaders, combined with our existing management team and expansion initiatives, development of our sales and marketing team and the hiring of new employees to develop our scientific team, have lead and will continue to lead to signifcant growth in revenue and the ablity to improve the service offerings to our clients. We recoginize the recent investments in growth, developing a leadership team, new employees, scientific strength and added services are critical to meeting the future expecations of our clients, employees and shareholders. We believe, the actions and investments over the last year have allowed the Company to form a foundation we can build upon. Our financial results have been in line with management's expectations for fiscal 2019. Our new orders remain strong and we believe we are on track with our goals and plans for this year and fiscal 2020.

The acquisition of Seventh Wave Laboratories LLC, a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, was completed under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018 (the “Seventh Wave Acquisition”). In connection with the Seventh Wave Acquisition, on July 2, 2018 the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to the Liquidity and Capital Resources Section herein for additional information. We have been capitalizing on the collective skill sets, expertise and assets acquired via the Acquisition to expand our service offerings and reach additional clients.

On September 28, 2018, we entered into a further amendment to our credit arrangements which provided lines of credit for borrowings of up to $4,445 for construction financing and $1,429 for future equipment acquisitions. In October 2018, we signed a contract to begin construction of approximately 12,000 feet of expanded laboratory space at our Evansville facility. The space is projected to be completed by November of 2019.

On May 1, 2019, we acquired certain toxicology related assets of Smithers Avanza Toxicology Services LLC, a consulting-based contract research laboratory located in Gaithersburg, Maryland providing in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals, under the terms of an Asset Purchase Agreement, dated May 1, 2019 (“Smithers Avanza Acquisition”). In connection with the Smithers Avanza Acquisition, on May 1, 2019, the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information. We anticipate taking advantage of immediate capacity and expect to further capitalize on the assets and broadened scientific expertise acquired via the Smithers Avanza Acquisition to reach additional clients.

We are working on the integration of the combined businesses resulting from the Seventh Wave Acquisition and the Smithers Avanza Acquisition. We plan to further develop our sales, marketing, client services and branding. We will continue to evaluate additional internal and external growth opportunities and new services to provide to existing clients. We will also continue to develop existng services into "Centers of Excellance" to distinguish our services in the industry.

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

While continuing to maintain and develop our relationships with large pharmaceutical companies, we aggressively promote our services to developing businesses, which will require us to expand our existing capabilities to provide services early in the drug discovery and development phases, and to consult with customers on regulatory strategy and compliance leading to their FDA filings. Our Enhanced Drug Discovery services, part of this strategy, utilizes our proprietary Culex® technology to provide early experiments in our laboratories that previously would have been conducted in the sponsor’s facilities. As we move forward, we must balance the demands of the large pharmaceutical companies with the personal touch needed by smaller companies to develop a competitive advantage. We intend to accomplish this through the use of and expanding upon our existing project management skills, strategic partnerships and relationship management.

Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions, is critical to our success. Sustained growth will require additional investment in future periods. Continued positive cash flow and access to capital will be important to our ability to make such investments.

In fiscal 2018, following improvements in many areas in fiscal 2017, we were able to see our new vision start to come to fruition as we addressed deferred maintenance issues, made strategic investments in new equipment, recruited critical leadership positions and scientists and obtained additional financing which allowed us to complete the Seventh Wave Acquisition. In fiscal 2018, we also increased our investment in research and development for specific products and restarted the discovery lab in West Lafayette. Our goals included increasing revenue on a consistent basis while investing and adding additional talent and complementary services. For fiscal 2019, in addition to closing the Smithers Avanza Acquisition and the expansion of our Evansville facility, we have concentrated efforts and investments on enhancing our business development program and marketing efforts, as well as ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations.

We completed the Seventh Wave Acquisition in July 2018 and the Smithers Avanza Acquisition in May 2019, during the third quarter of fiscal 2019. We believe these acquisitions will allow us to capitalize on the collective skill sets, expertise and assets of the combined operations to expand our service offerings and reach more clients. We believe further that these acquisitions have provided the Company additional support for further corporate development, and additional sales talent to help drive profitable growth. With the acquisitions, we have more than doubled our active client base, enhanced client service offerings and have the ability to reduce expenses for services previously outsourced by all entities. In addition, the combined operations provide an opportunity to integrate support services and leverage relevant software.

Our long-term strategic objectives are to be a Company people want to be a part of, is respected by clients for its excellance in service, products and performance, and to maximize the Company’s intrinsic value per share. Our goals include increasing revenue on a consistent basis, while investing and adding additional talent and complementary services in order to deliver excellent data and results for our clients. During fiscal 2019, we have enhanced our management and leadership team. We intend to continue enhancing our business development program and marketing efforts, including by improving our message to clients, increasing our visibility in the marketplace and building our sales team. We also intend to complete ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations. We have seen our sales and backlog grow as we continue to promote our vision.

During fiscal 2019, we have continued to invest in Products research and development in order to upgrade current products and to identify potential new products. We have also further developed and expanded our relationships with distributors and resellers to boost sales in our Products business. We continue to evaluate adding additional partnerships with companies similar to our current partners, Joanneum Research and PalmSens, to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our clients and prospective partners. We believe these measures will prepare us for growth in the long term.

We plan to continue to emphasize establishing a positive culture, which we believe has significantly reduced our employee turnover and will facilitate our continued recruitment and retention of talent.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the six months ended March 31, 2019, total revenues increased from $11,321 to $17,960 for a 58.7% increase. Gross profit increased from $3,321 to $4,980 for a 50.0% increase. Operating expenses were higher by 68.4% as compared to the same period in fiscal 2018. The most notable growth in operating expenses is related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team in anticipation of further expansion, acquisitions and growth. The latest acquisition was closed May 1, 2019. There was an operating loss of $408 for the six months ended March 31, 2019, compared to operating income of $121 for the same period in fiscal 2018.

As of March 31, 2019, we had $520 of cash and cash equivalents as compared to $773 of cash and cash equivalents at the end of fiscal 2018. In the first six months of fiscal 2019, we generated $911 in cash from operations as compared to $842 in the first six months of fiscal 2018. Total capital expenditures increased in the first six months of fiscal 2019 to $2,218 from $433 in the prior year period as we began the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of March 31, 2019, we had a $409 balance on our $3,500 general line of credit, a $908 balance on our $4,445 construction line of credit and a $285 balance on our $1,429 equipment line of credit. As described herein, we incurred significant additional indebtedness in connection with financing the Seventh Wave Acquisition and the Smithers Avanza Acquisition and expect to incur additional indebtedness through borrowings under the construction and equipment lines of credit as we continue to undertake the Evansville, Indiana facilities expansion.

For a detailed discussion of our revenue, margins, earnings and other financial results for fiscal 2019, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Service revenue	87.0%	84.6%	88.3%	84.4%
Product revenue	13.0	15.4	11.7	15.6
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	73.2	72.8	72.8	72.6
Cost of Product revenue (a)	68.6	59.3	68.5	60.3
Total cost of revenue	72.6	70.7	72.3	70.7

Gross profit	27.4	29.3	27.7	29.3

Total operating expenses	32.2	27.4	30.0	28.3

Operating income (loss)	(4.8)	1.9	(2.3)	1.0

Other income (expense)	(1.3)	(0.7)	(1.4)	(0.8)

Income (loss) before income taxes	(6.1)	1.2	(3.6)	0.2

Income tax (benefit) expense	0.0	0.2	0.0	(0.6)

Net Income (Loss)	(6.1)%	1.0%	(3.6)%	0.8%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Service and Product Revenues

Revenues for the quarter ended March 31, 2019 increased 57.2% to $9,344 compared to $5,944 for the same period last fiscal year.

Our Service revenue increased 61.7% to $8,131 in the second quarter of fiscal 2019 compared to $5,030 for the comparable prior-year period. Nonclinical services revenues increased $2,486 due primarily to the acquisition of Seventh Wave Laboratories, which accounted for $1,622 of the increase. Legacy BASi nonclinical revenue increased $864 due to an increase in demand for studies in the second quarter of fiscal 2019. Bioanalytical analysis revenues increased $638 due mainly to the additional revenue related to the acquisition of Seventh Wave Laboratories, which accounted for $584 of the increase and more samples analyzed during the second quarter of 2019 as compared to the comparable period last fiscal year. Other laboratory services revenues were negatively impacted by lower discovery services, partially offset by higher pharmaceutical analysis revenues in the second quarter of fiscal 2019 versus the comparable period in fiscal 2018. Archive revenue decreased by $82 reducing other laboratory services revenue in the second quarter of fiscal 2019, as compared to $130 revenue in the second quarter of fiscal 2018.

	Three Months Ended March 31,
	2019	2018	Change	%
Bioanalytical analysis	$1,882	$1,244	$638	51.3%
Nonclinical services	5,787	3,301	2,486	75.3%
Other laboratory services	462	485	(23)	(4.7)%
	$8,131	$5,030	$3,101

Sales in our Products segment increased 32.6% in the second quarter of fiscal 2019 to $1,213 from $914 in the same period of the prior fiscal year. The majority of the increase stems from an increase in sales of our Culex automated in vivo sampling systems due to large orders shipped in the second quarter of fiscal 2019 as a result of continued effort to increase product sales. Analytical instruments revenues also increased while other instrument revenue remained substantially consistent with results from the same period last fiscal year.

	Three Months Ended March 31,
	2019	2018	Change	%
Culex, in-vivo sampling systems	$625	$410	$215	52.4%
Analytical instruments	437	355	82	23.1%
Other instruments	151	149	2	1.3%
	$1,213	$914	$299

Cost of Revenues

Cost of revenues for the second quarter of fiscal 2019 was $6,783 or 72.6% of revenue, compared to $4,204, or 70.7% of revenue for the comparable prior-year period.

Cost of Service revenue as a percentage of Service revenue increased to 73.2% during the second quarter of fiscal 2019 from 72.8% in the comparable period in fiscal 2018. The principal cause of this increase was the decline in archive revenues, which carry higher margins, as well as an increase in outsourced labor in the period.

Cost of Products revenue as a percentage of Products revenue in the second quarter of fiscal 2019 increased to 68.6% from 59.3% in the comparable prior-year period. This increase is mainly due to increased material cost and price reduction on certain items to make our products more competitive.

Operating Expenses

Selling expenses for the three months ended March 31, 2019 increased 116.1% to $655 from $303 for the comparable period in fiscal 2018. This increase is mainly due to higher salaries and benefits for the additional sales employees from the Seventh Wave Laboratories acquisition, plus higher outside services and exhibition related expenses in the second quarter of fiscal 2019 as compared to the prior-year period.

Research and development expenses for the second quarter of fiscal 2018 decreased 3.0% over the comparable period last fiscal year to $145 from $149.

General and administrative expenses for the second quarter of fiscal 2019 increased 87.8% to $2,210 from $1,178 for the comparable prior-year period. The principal reasons for the increase included administrative cost of the operations acquired via the Seventh Wave Acquisition, the hiring of our new CEO, higher corporate insurance expense, and increased stock-based compensation expense as a result of new grants to our CEO and option grants to all other employees who were employed as of February 6, 2019. The increase in expenses was partially offset by the release of a portion of the reserve for lease-related liabilities that were legally time barred.

Other Income (Expense)

Other expense for the second quarter of fiscal 2019 was $122, as compared to other expense of $48 for the second quarter of fiscal 2018. The primary reason for the change in expense was the increase in interest expense under our credit agreements with First Internet Bank.

Income Taxes

Our effective income tax rate for the three months ended March 31, 2019 and 2018 was (0.14)% and 16.94%, respectively.  The current year expense primarily relates to state income taxes.  The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations.  This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income (Loss)

As a result of the factors described above, net loss for the three months ended March 31, 2019 amounted to $569, compared to net income of $55 in the comparable fiscal 2018 period.

Six Months Ended March 31, 2019 Compared to Six Months Ended March 31, 2018

Service and Product Revenues

Revenues for the six months ended March 31, 2019 increased 58.7% to $17,969 as compared to $11,321 for the same period last fiscal year.

Our Service revenue increased 66.0% to $15,866 in the first six months of fiscal 2019 compared to $9,555 for the comparable prior-year period. Nonclinical services revenues increased due to an overall increase in the number of studies from the prior year and additional revenue attributable to the Seventh Wave Laboratories acquisition of $3,547 during the first half of fiscal 2019. Bioanalytical analysis revenues increased primarily due to the Seventh Wave Acquisition while legacy BASi bioanalytical analysis revenue remained steady when compared to the comparable prior-year period. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis revenues in the first six months of fiscal 2019 versus the comparable period in fiscal 2018, while Archive revenue decreased by $61 in the first six months of fiscal 2019 compared to the comparable period in fiscal 2018.

	Six Months Ended March 31,
	2019	2018	Change	%
Bioanalytical analysis	$3,576	$2,276	$1,314	58.1%
Nonclinical services	11,315	6,352	4,963	78.1%
Other laboratory services	975	927	34	3.6%
	$15,866	$9,555	$6,311

Sales in our Product segment increased 19.0% in the first six months of fiscal 2018 from $1,766 to $2,103 when compared to the same period in the prior fiscal year. The increase stems primarily from increased sales of our Culex automated in vivo sampling instruments and increased sales of our Analytical instruments in the first six months of fiscal 2019.

	Six Months Ended March 31,
	2019	2018	Change	%
Culex, in-vivo sampling systems	$969	$771	$198	25.7%
Analytical instruments	828	710	118	16.6%
Other instruments	306	285	21	7.4%
	$2,103	$1,766	$337

Cost of Revenues

Cost of revenues for the first six months of fiscal 2019 was $12,987 or 72.3% of revenue, compared to $8,000, or 70.7% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue increased to 72.8% during the first six months of fiscal 2019 from 72.6% in the comparable period last year due to the mix of services provided in the current quarter.

Cost of Product revenue as a percentage of Product revenue in the first six months of fiscal 2019 increased to 68.5% from 60.3% in the comparable prior year period. This increase in the first six months of fiscal 2019 is mainly due to the increase in material cost and adjustment of selling price for in vivo products to stay competitive with the market.

Operating Expenses

Selling expenses for the six months ended March 31, 2019 increased 118.9% to $1,308 from $597 for the comparable fiscal 2018 period. This increase is mainly due to higher salaries and benefits for the additional sales employees from the Seventh Wave Laboratories acquisition, plus slightly higher travel expenses in the first six months of fiscal 2019 as compared to the same period in the prior year.

Research and development expenses for the first six months of fiscal 2019 decreased 6.6% over the comparable fiscal 2018 period to $269 from $288. The decrease was primarily due to lower consulting expenses slightly offset by increased salary expense as we sourced certain consulting services in-house.

General and administrative expenses for the first six months of fiscal 2019 increased 64.7% to $3,811 from $2,315 for the comparable fiscal 2018 period. The increase was mainly driven by the expenses associated with the Seventh Wave Laboratories operations plus higher salaries and benefits expense attributable to the hiring of our new Chief Executive Officer effective January 14, 2019, increased corporate insurance cost associated with the operations acquired via the Seventh Wave Acquisition, and higher stock-based compensation expense attributable to grants to our CEO and option grants to all employees who were employed as of February 6, 2019. The increase was partly offset by the release of a portion of the reserve for lease-related liabilities that were legally time barred.

Other Income (Expense)

Other expense for the first six months of fiscal 2019 increased to $244 from $96 for the same period of fiscal 2018. The primary reason for the change in expense was the increase in interest expense under our credit agreements with First Internet Bank, as we entered into a new loan as part of the Seventh Wave Acquisition in July 2018 and our construction and equipment loans added related debt and interest expense.

Income Taxes

Our effective income tax rate for the six months ended March 31, 2019 and 2018 was (0.25)% and (223.6)%, respectively. The current year expense primarily relates to state income taxes. The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income (Loss)

As a result of the factors described above, net loss for the six months ended March 31, 2019 amounted to $654, compared to net income of $81 in the comparable fiscal 2018 period.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2019, we had cash and cash equivalents of $520, compared to $773 at September 30, 2018.

Net cash provided by operating activities was $911 for the six months ended March 31, 2019 compared to cash provided by operating activities of $842 for the six months ended March 31, 2018. Contributing factors to our cash provided by operations in the first six months of fiscal 2019 were noncash charges of $1,324 for depreciation and amortization, employee stock compensation expense of $124, a net increase in customer advances of $583, a net decrease in accounts receivable of $286, and a net decrease in inventory of $79. These items were partially offset by, among other items, a net decrease in accounts payable of $145, decrease in accrued expenses of $329, increase in prepaid expense of $227, and unrealized foreign currency gain of $136.

Days’ sales in accounts receivable improved to 48 days at March 31, 2019 from 51 days at September 30, 2018 due to better collections and decrease in unbilled revenues. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first six months of fiscal 2018 are non-cash charges of $782 for depreciation, employee stock compensation expense of $69, a net increase in customer advances of $127, net increase in accrued expenses of $81, as well as a net decrease in prepaid expenses of $72. These items were partly offset by a net increase in inventory of $87, decrease in income tax accruals of $61 and a decrease in accounts payable of $214.

Investing activities used $2,218 in the first six months of fiscal 2019 due mainly to capital expenditures as compared to a usage of $431 in the first six months of fiscal 2018. The investing activity in fiscal 2019 consisted of investments in laboratory equipment and the Evansville expansion as well as new monitoring system.

Financing activities provided $1,054 in the first six months of fiscal 2019, as compared to $173 used during the first six months of fiscal 2018. The main sources of cash in the first six months of fiscal 2019 were form borrowings on the Construction and Equipment loans for $908 and $285 respectively, and cash borrowed against the Revolving Facility of $409. The cash provided was partly offset by cash used for long-term debt payments of $451 and capital lease payments of $75. The main uses of cash in the first six months of fiscal 2018 were for long-term debt payments of $111 and capital lease payments of $63.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement as of March 31, 2019 had been amended on July 2, 2018, September 6, 2018 and September 28, 2018 (as amended, the “Credit Agreement”). The Credit Agreement included two term loans (the “Initial Term Loan” and “Subsequent Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”) and an equipment draw loan (the “Equipment Draw Loan”).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at March 31, 2019 was $4,106. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the acquisition of Seventh Wave Laboratories LLC. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at March 31, 2019 was $5,057.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. As of March 31, 2019, the Revolving Credit Facility was to have matured in June 2019 and bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility at March 31, 2019 was $409. We must pay accrued and unpaid interest on the outstanding balance under Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with a Construction Draw Loan in a principal amount not to exceed $4,445 and an Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of March 31, 2019, there was a $1,193 aggregate balance on these loans.

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

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. As of March 31, 2019, the Credit Agreement also required us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 and (ii) a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of March 31, 2018.

As of March 31, 2019, the Company’s obligations under the Credit Agreement were guaranteed by BAS Evansville, Inc. (“BASEV”) as well as Seventh Wave Laboratories, LLC (“SWL”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s and SWL’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, and SWL, respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively and pledges of the Company's ownership interests in its subsidiaries.

On May 1, 2019, the Company entered into certain amendments to its credit arrangements with FIB. Refer to Note 12 to the Condensed Consolidated Financial Statements.

On January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. with an initial lease term of 10 years. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The Company’s sources of liquidity for fiscal 2019 are expected to consist primarily of cash generated from operations, cash on-hand and additional borrowings available under our Credit Agreement, as amended May 1, 2019. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of March 31, 2019.

On July 2, 2018, we acquired substantially all of the assets of Seventh Wave Laboratories, LLC. Seventh Wave’s business constituted 30.5% of our total assets at March 31, 2019 and 30.6% of our revenues for the six months ended March 31, 2019. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired businesses’ internal controls over financial reporting as of March 31, 2019, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations of the Seventh Wave business and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The risks described in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q from time to time are not the only risks we face. New risk factors or risks that we currently deem immaterial emerge from time to time and it is not possible for us to predict all such risk factors, nor to assess the impact such risk factors might have on our business, financial condition and operating results, or the extent to which any such risk factor or combination of risk factors may impact our business, financial condition and operating results.

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(10)	10.1	Employment Agreement, effective January 14, 2019, by and between the Company and Robert Leasure, Jr.

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: May 15, 2019	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and Accounting Officer)

