Form 10-Q
period 2019-06-30
BIOANALYTICAL SYSTEMS INC
filed 2019-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

As of August 10, 2019, 10,496,788 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$506	$773
Accounts receivable
Trade, net of allowance of $1,783 at June 30, 2019 and $1,948 at September 30, 2018	6,261	4,128
Unbilled revenues and other	1,639	1,012
Inventories, net	1,119	1,182
Prepaid expenses	1,293	966
Total current assets	10,818	8,061

Property and equipment, net	21,056	16,610
Goodwill	3,617	3,072
Other intangible assets, net	2,967	3,318
Lease rent receivable	127	115
Deferred tax asset	31	62
Other assets	28	30

Total assets	$38,644	$31,268

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,488	$3,192
Restructuring liability	425	1,117
Accrued expenses	2,499	1,571
Customer advances	6,516	4,925
Revolving line of credit	572	-
Capex line of credit	460	-
Current portion of capital lease obligation	18	87
Current portion of long-term debt	1,050	909
Total current liabilities	16,028	11,801
Capital lease obligation, less current portion	23	37
Long-term debt, less current portion, net of debt issuance costs	12,259	8,546
Total liabilities	28,310	20,384

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at June 30, 2019 and at September 30, 2018	35	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,496,669 issued and outstanding at June 30, 2019 and 10,245,277 at September 30, 2018	2,586	2,523
Additional paid-in capital	25,100	24,557
Accumulated deficit	(17,387)	(16,231)
Total shareholders’ equity	10,334	10,884
Total liabilities and shareholders’ equity	$38,644	$31,268

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Service revenue	$9,689	$4,866	$25,555	$14,421
Product revenue	1,172	1,173	3,275	2,939
Total revenue	10,861	6,039	28,830	17,360

Cost of service revenue	7,004	3,684	18,552	10,619
Cost of product revenue	728	730	2,168	1,795
Total cost of revenue	7,732	4,414	20,720	12,414

Gross profit	3,129	1,625	8,110	4,946
Operating expenses:
Selling	730	320	2,038	917
Research and development	128	142	397	430
General and administrative	2,521	1,195	6,332	3,510
Total operating expenses	3,379	1,657	8,767	4,857

Operating loss) income	(250)	(32)	(657)	89

Interest expense	(178)	(49)	(426)	(149)
Other income	2	1	5	5
Net loss before income taxes	(426)	(80)	(1,078)	(55)

Income taxes (benefit) expense	-	(5)	2	(61)

Net income (loss)	$(426)	$(75)	$(1,080)	$6

Comprehensive income (loss)	$(426)	$(75)	$(1,080)	$6

Basic net income (loss) per share	$(0.04)	$(0.01)	$(0.10)	$0.00
Diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.10)	$0.00

Weighted common shares outstanding:
Basic	10,493	8,273	10,343	8,274
Diluted	10,493	8,273	10,343	8,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Nine Month Period Ended June 30, 2019
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	($16,231)	$10,884
Adoption of accounting standard						(76)	(76)
Comprehensive loss:
Net loss						(85)	(85)
Stock based compensation					25		25
Balance at December 31, 2018	35	35	10,245,277	2,523	24,582	(16,392)	10,748

Comprehensive loss:
Net loss						(569)	(569)
Stock based compensation			44,615	11	99		110
Stock option exercises			639	-	1		1
Balance at March 31, 2019	35	35	10,290,531	2,534	24,682	(16,961)	10,290

Smithers Avanza Acquisition			200,000	50	344		394
Comprehensive loss:
Net loss						(426)	(426)
Stock based compensation					71		71
Stock option exercises			6,138	2	3		5
Balance at June 30, 2019	35	35	10,496,669	2,586	25,100	(17,387)	10,334

	Nine Month Period Ended June 30, 2018
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	Compensation	deficit	equity
Balance at September 30, 2017	1,035	$1,035	8,243,896	$2,023	$21,446	($16,037)	$8,467
Comprehensive loss:							-
Net income						26	26
Stock based compensation					34		34
Stock option exercises			305		1		1
Balance at December 31, 2017	1,035	1,035	8,244,201	2,023	21,481	(16,011)	8,528

Comprehensive loss:
Net income						55	55
Stock based compensation					35		35
Stock option exercises			1,000	-	-		-
Balance at March 31, 2018	1,035	1,035	8,245,201	2,023	21,517	(15,956)	8,618
Comprehensive loss:
Net loss						(75)	(75)
Preferred stock conversion	(1,000)	(1,000)	500,000	125	875		-
Stock based compensation					33		33
Stock option exercises			76	-	-		-
Balance at June 30, 2018	35	35	8,745,277	2,148	22,424	(16,031)	8,576

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Operating activities:
Net (loss) income	$(1,080)	$6
Adjustments to reconcile net (loss) income to net cash provided by operating activities net of effects of business acquisition:
Depreciation and amortization	2,037	1,160
Stock based compensation	196	102
Provision for doubtful accounts	(166)	(6)
Gain on disposal of property and equipment	(3)	(1)
Unrealized foreign currency gains	(147)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,477)	(523)
Inventories	63	(51)
Income tax accruals	30	(92)
Prepaid expenses and other assets	(181)	311
Accounts payable	664	35
Accrued expenses	719	(137)
Customer advances	912	1,406
Net cash provided by operating activities	1,567	2,210

Investing activities:

Cash paid in acquisition	(1,271)	—
Capital expenditures	(4,530)	(926)
Proceeds from sale of equipment	-	2
Net cash used by investing activities	(5,801)	(924)

Financing activities:
Payments of long-term debt	(1,089)	(167)
Payments of debt issuance costs	(92)	—
Payments on revolving line of credit	(19,493)	(7,545)
Borrowings on revolving line of credit	20,065	7,545
Borrowing on construction loan	2,012	—
Borrowing on long-term loan	2,180	—
Borrowing on capex line of credit	460	—
Proceeds from exercise of stock options	6	1
Payments on capital lease obligations	(82)	(96)
Net cash provided by (used in) financing activities	3,967	(262)

Net (decrease) increase in cash and cash equivalents	(267)	1,024
Cash and cash equivalents at beginning of period	773	434
Cash and cash equivalents at end of period	$506	$1,458

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$368	$139
Conversion of preferred shares to common shares	-	$1,000

Smithers Avanza Toxicology Services LLC acquisition:
Assets acquired	$3,384	$—
Liabilities assumed	(1,719)	—
Common shares issued	(394)	—
Cash paid	$1,271

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries (“We,” “Our,” “Us,” the “Company” or “BASi”) provide contract research services to pharmaceutical and agrochemical companies, biomedical research organizations and government sponsored research centers. The Company integrates innovative laboratory services into its consultative practice to support clients’ drug discovery and development objectives for improved decision-making in toxicology, metabolism and disposition and regulated bioanalysis. Our manufacture of scientific instruments and related software for life sciences research is another component of creating innovative solutions for clients. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2018. Certain amounts in the fiscal 2018 consolidated financial statements have been reclassified to conform to the fiscal 2019 presentation without affecting previously reported net income (loss) or stockholders’ equity. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2019 and 2018 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2019. The results of operations for the three and nine months ended June 30, 2019 may not be indicative of the results for the year ending September 30, 2019.

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

All options granted under the Plan and the Equity Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and nine months ended June 30, 2019 was $71 and $196, respectively. Stock based compensation expense for the three and nine months ended June 30, 2018 was $33 and $102, respectively. The additional expense in the nine months ending June 30, 2019 was due to the grants issued to our new Chief Executive Officer in January 2019, option grants to all employees that were issued as of February 6, 2019 as well as option grants for employees related to the Smithers Avanza acquisition, as described in Note 9.

A summary of our stock option activity for the nine months ended June 30, 2019 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Outstanding – September 30, 2018	301	$1.73	$1.38
Exercised	(7)	$1.13	$0.94
Granted	483	$1.50	$1.10
Forfeited	(4)	$1.75	$1.39
Outstanding - June 30, 2019	773	$1.59	$1.21

The weighted-average assumptions used to compute the fair value of the options granted in the nine months ended June 30, 2019 were as follows:

Risk-free interest rate	2.51%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	71.1%-72.5%
Expected life of the options (years)	8.0

As of June 30, 2019, our total unrecognized compensation cost related to non-vested stock options was $540 and is expected to be recognized over a weighted-average service period of 1.4 years.

During the nine months ended June 30, 2019, we granted a total of 45 shares, of which 10 shares are restricted, to our CEO under the terms of his employment agreement. A summary of our restricted share activity for the nine months ended June 30, 2019 is as follows:

Restricted Shares

Outstanding – September 30, 2018	-
Granted	45
Unrestricted at Grant	(35)
Forfeited	-
Outstanding - June 30, 2019	10

As of June 30, 2019, our total unrecognized compensation cost related to non-vested restricted stock was $9 and is expected to be recognized over a weighted-average service period of 1.55 years. The total fair value of the unrestricted shares granted during the three and nine months ended June 30, 2019 was $44.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 773 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2019 because they were anti-dilutive.

The following table reconciles our computation of basic income per share to diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic net income (loss) per share:
Net income (loss) applicable to common shareholders	$(426)	$(75)	$(1,080)	$6
Weighted average common shares outstanding	10,493	8,273	10,343	8,274
Basic net income (loss) per share	$(0.04)	$(0.01)	$(0.10)	$0.00

Diluted net income per share:

Diluted net income (loss) applicable to common shareholders	$(426)	$(75)	$(1,080)	$6

Weighted average common shares outstanding	10,493	8,273	10,343	8,274
Plus: Incremental shares from assumed conversions:
Series A preferred shares	—	—	—	351
Dilutive stock options/shares	—	—	—	27
Diluted weighted average common shares outstanding	10,493	8,273	10,343	8,652
Diluted net income (loss) per share	$(0.04)	$(0.01)	$(0.10)	$0.00

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2019	September 30, 2018

Raw materials	$789	$939
Work in progress	142	89
Finished goods	400	342
	$1,331	$1,370
Obsolescence reserve	(212)	(188)
	$1,119	$1,182

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies and other clients. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2018.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Service	$9,689	$4,866	$25,555	$14,421
Product	1,172	1,173	3,275	2,939
	$10,861	$6,039	$28,830	$17,360

Operating Income (Loss)
Service	$1,385	$582	$2,899	$2,280
Product	23	125	(27)	210
Corporate	(1,659)	(739)	(3,529)	(2,401)
	$(250)	$(32)	$(657)	$89

Interest expense	(178)	(49)	(426)	(149)
Other income	2	1	5	5
Loss before income taxes	$(426)	$(80)	$(1,078)	$(55)

6.	INCOME TAXES

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

At June 30, 2019 and September 30, 2018, we had no liability for uncertain income tax positions.

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

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement as of June 30, 2019 had been amended on July 2, 2018, September 6, 2018, September 28, 2018 and May 1, 2019 (as amended, the “Credit Agreement”). The Credit Agreement includes three term loans (the “Initial Term Loan”, “Subsequent Term Loan,” and "New Term Loan," respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and a capital expenditure line of credit (the "Capex Line").

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at June 30, 2019 was $4,048. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the acquisition of Seventh Wave Laboratories LLC. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at June 30, 2019 was $4,887.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Credit Facility bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility was $572 and $0 as of June 30, 2019 and September 30, 2018, respectively. We must pay accrued and unpaid interest on the outstanding balance under the Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with the Construction Draw Loan in a principal amount not to exceed $4,445 and the Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of June 30, 2019, there was a $2,012 balance on the Construction Draw Loan and a $499 balance on the Equipment Draw Loan.

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

In connection with the Smithers Avanza Acquisition, on May 1, 2019, as described in Note 9, the Company and FIB entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement to (i) extend the term of the Company’s Revolving Facility to June 30, 2020, (ii) provide the Company with an additional term loan (the “New Term Loan”) in the amount of $1,271, the proceeds of which were used to fund the cash consideration for the Smithers Avanza Acquisition, and (iii) provide for an additional line of credit in the principal amount of $1,100 (the “Capex Line”), which the Company may borrow from time to time, subject to the terms of the Credit Agreement. The New Term Loan and the Capex Line mature November 1, 2025 and June 30, 2020, respectively. As of June 30, 2019, the balances on the New Term Loan and Capex Line were $1,271 and $460, respectively.

Amounts outstanding under the New Term Loan bear interest at a fixed per annum rate of 4.63%, while interest accrues on the principal balance of the Capex Line at a floating per annum rate equal to the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. Commencing June 1, 2019, the New Term Loan requires monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 become due, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Company is required to pay accrued but unpaid interest on the Capex Line on a monthly basis commencing on June 1, 2019, until June 30, 2020, at which time the entire balance of the Capex Line, together with accrued but unpaid interest, costs and expenses, shall be due and payable in full. a unsecured promissory note in the initial principal amount of $810 made by the Smithers Avanza Purchaser and guaranteed by the Company. The promissory note bears interest at 6.5%.

Following its amendment, the Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC (“Seventh Wave”), as well as BASi Gaithersburg LLC (“BASi Gaithersburg”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s, Seventh Wave’s and the BASi Gaithersburg’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, Seventh Wave and the BASi Gaithersburg respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 for the period ended June 30, 2019 (with ratios ranging from 1.25 to 1.0 to 1.15 to 1.0 for the periods thereafter) and (ii) beginning with the quarter ended March 31, 2020, a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00 (5.0 to 1.0 for the period ended March 31, 2020). Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of June 30, 2019. The Company has also agreed to obtain a life insurance policy in an amount not less than $2,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

Additionally as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5%.

Long term debt is detailed in the table below.

	As of:
	June 30, 2019	September 30, 2018

Initial term loan	$4,048	$4,222
Subsequent term loan	4,887	5,392
New term loan	1,271	-
Construction and Equipment loans	2,511	-
Seller Note	810	-
	13,527	9,614
Less: Current portion	(1,050)	(909)
Less: Debt issue costs not amortized	(218)	(159)
Total Long-term debt	$12,259	$8,546

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first nine months of fiscal 2019, the Company released portions of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. For the three and nine months ended June 30, 2019, general and administrative expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were reduced by $78 and $624, respectively for the liability reduction. At June 30, 2019 and September 30, 2018, respectively, we had $425 and $1,117 reserved for the remaining liability. The reserve is classified as a current liability on the Condensed Consolidated Balance Sheets.

9.	BUSINESS COMBINATIONS

Seventh Wave Laboratories LLC acquisition

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

Smithers Avanza Toxicology Services LLC acquisition

Overview

On May 1, 2019, the Company, through its wholly-owned subsidiary BASi Gaithersburg LLC (f/k/a Oriole Toxicology Services LLC) (the “ Smithers Avanza Purchaser”), acquired (the “Smithers Avanza Acquisition”) from Smithers Avanza Toxicology Services LLC (the “Smithers Avanza Seller”), a consulting-based contract research laboratory located in Gaithersburg, Maryland, substantially all of the assets used by the Smithers Avanza Seller in connection with the performance of in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals, under the terms and conditions of an Asset Purchase Agreement, dated May 1, 2019, among the Smithers Avanza Purchaser, the Company, the Smithers Avanza Seller and the member of the Smithers Avanza Seller (the “Smithers Avanza Purchase Agreement”). The total consideration for the Smithers Avanza Acquisition was approximately $2,475, which consisted of $1,271 in cash, subject to certain adjustments and an indemnity escrow of $125, 200 of the Company’s common shares valued at $394 using the closing price of the Company’s common shares on April 30, 2019 and an unsecured promissory note in the initial principal amount of $810 made by the Smithers Avanza Purchaser and guaranteed by the Company. The promissory note bears interest at 6.5%. The Smithers Avanza Purchaser is operated as a wholly-owned subsidiary of the Company. The Company funded the cash portion of the purchase price for the Smithers Avanza Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7.

The Smithers Avanza Purchase Agreement contains customary representations, warranties, covenants (including non-competition requirements applicable to the selling parties for a 5-year period) and indemnification provisions. As contemplated by the Smithers Avanza Purchase Agreement, on May 1, 2019 the Smithers Avanza Purchaser assumed amended lease arrangements for certain premises in Gaithersburg, Maryland (the “Lease Arrangements”). Under the Lease Arrangements, the Smithers Avanza Purchaser agreed to lease the premises for a term of 5 years and 8 months, with two 5 year extensions at the Smithers Avanza Purchaser’s option. Annual minimum rental payments under the initial term of the Lease Arrangements range from $400 to $600, provided that the Lease Arrangements provide the Smithers Avanza Purchaser with the option to purchase the premises. The Lease Arrangements include customary rights upon a default by landlord or tenant.

Accounting for the Transaction

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill. Preliminary results are included in the Company’s results from the acquisition date of May 1, 2019.

The Company’s preliminary allocation of the $2,475 purchase price to Smithers Avanza’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded customer base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The preliminary purchase price allocation as of June 30, 2019 is as follows:

Allocation as of June 30, 2019
Assets acquired and liabilities assumed:
Receivables	$1,128
Property and equipment	1,564
Prepaid expenses	147
Intangible assets	545
Accrued expenses	(305)
Customer advances	(604)
$2,475

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Intangible assets, including goodwill, from this transaction ar allocated to the Company’s Services segment.

The Company incurred transaction costs of $264 for the nine months ended June 30, 2019 related to the Smithers Avanza Acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). Smithers Avanza recorded revenues of $1,421 and net income of $44 for the period beginning from the acquisition date of May 1, 2019 and ending on June 30, 2019.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and nine months ended June 30, 2018 assuming the Seventh Wave Acquisition and the Smithers Avanza Acquisition had occurred as of October 1, 2017 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Seventh Wave Seller’s operations and the Smithers Avanza Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Seventh Wave Acquisition and the Smithers Avanza Acquisition been completed on October 1, 2017.

The unaudited pro forma information is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2018

Total revenues	$10,832	$32,748
Net loss	(652)	(1,837)

Pro forma basic net income (loss) per share	$(0.07)	$(0.18)
Pro forma diluted net income (loss) per share	$(0.07)	$(0.18)

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

The impact of adoption of ASC 606 to the Company’s condensed consolidated financial statements for the three months ended June 30, 2019 is as follows:

Statements of Operations and Comprehensive Income (Loss)

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Service revenue	$9,689	$(31)	$9,720
Product revenue	1,172		1,172
Total revenue	10,861	(31)	10,892
Total cost of revenue	7,732		7,732
Gross profit	3,129	(31)	3,160
Operating loss	(250)	(31)	(219)
Net loss before income taxes	(426)	(31)	(395)
Income taxes expense
Net loss	$(426)	$(31)	$(395)
Diluted net loss per share	$(0.04)	$(0.00)	$(0.04)

Balance Sheet

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606

Current Liabilities:
Customer advances	$6,516	$(101)	$6,415

Shareholder’s equity:
Accumulated deficit	$(17,387)	$101	$(17,286)

The impact of adoption of ASC 606 to the Company’s condensed consolidated financial statements for the nine months ended June 30, 2019 is as follows:

Statements of Operations and Comprehensive Income (Loss)

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606
Service revenue	$25,555	$(25)	25,580
Product revenue	3,275		3,275
Total revenue	28,830	(25)	28,855
Total cost of revenue	20,720		20,720
Gross profit	8,110	(25)	8,135
Operating loss	(657)	(25)	(632)
Net loss before income taxes	(1,078)	(25)	(1053)
Income taxes benefit	2		2
Net loss	$(1,080)	$(25)	$(1055)
Diluted net loss per share	$(0.10)	$(0.00)	$(0.10)

Balance Sheet

	As Reported	Effect of Change Higher/(Lower)	Amount Without Adoption of ASC 606

Current Liabilities:
Customer advances	$6,516	$(101)	$6,415

Shareholder’s equity:
Accumulated deficit	$(17,387)	$101	$(17,286)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel related to our Seventh Wave and Smithers Avanza acquisitions; (ix) our ability to effectively manage current and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to service our outstanding indebtedness and (xi) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

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

Recent Developments and Executive Summary

Over the last twelve months, we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018, commenced the expansion of our facilities in Evansville, Indiana, in Ocotber 2018, which should be completed by November 2019 and validated by March 2020, acquired the toxicolgy business of Smithers Avanza on May 1, 2019, and obtained funding to support these initiatives and other improvements to our facilites and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition to the aquisitions and facility expansions and improvements, during the nine months ended June 30, 2019, we recruited and filled open positions for Chief Executive Officer, Chief Operations Officer, Chief Commercial Officer and a critical scientific leadership role of Senior Vice President for DMPK. We believe these leaders, combined with our existing management team and expansion initiatives, development of our sales and marketing team and the hiring of new employees to develop our scientific team, have led and will continue to lead to signifcant growth in revenue and the ablity to improve the service offerings to our clients. We recoginize the recent investments in growth, developing a leadership team, new employees, scientific strength and added services are critical to meeting the future expecations of our clients, employees and shareholders. We believe, the actions and investments over the last year have allowed the Company to form a foundation we can build upon. Our financial results have been in line with management's expectations for fiscal 2019. Our new orders remain strong and we believe we are on track with our goals and plans for this year and fiscal 2020.

The acquisition of Seventh Wave Laboratories LLC, a consulting-based contract research laboratory located in Maryland Heights, Missouri providing integrated services for discovery and preclinical drug development, was completed under the terms and conditions of an Asset Purchase Agreement, dated July 2, 2018 (the “Seventh Wave Acquisition”). In connection with the Seventh Wave Acquisition, on July 2, 2018 the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to the Liquidity and Capital Resources Section herein for additional information. We have been capitalizing on the collective skill sets, expertise and assets acquired via the Seventh Wave Acquisition to expand our service offerings and reach additional clients.

On September 28, 2018, we entered into a further amendment to our credit arrangements which provided lines of credit for borrowings of up to $4,445 for construction financing and $1,429 for future equipment acquisitions. In October 2018, we signed a contract to begin construction of approximately 12,000 feet of expanded laboratory space at our Evansville facility. The space is projected to be completed by November of 2019 and validated by March 2020.

On May 1, 2019, we acquired certain toxicology related assets of Smithers Avanza Toxicology Services LLC, a consulting-based contract research laboratory located in Gaithersburg, Maryland providing in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals (the “Smithers Avanza Acquisition”). In connection with the Smithers Avanza Acquisition, on May 1, 2019, the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information. We have and anticipate continuing to taking advantage of immediate capacity and expect to further capitalize on the assets and broadened scientific expertise acquired via the Smithers Avanza Acquisition to reach additional clients.

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

Business Overview

Bioanalytical Systems, Inc. and its subsidiaries (“We,” “Our,” “Us,” the “Company” or “BASi”) provide contract research services to pharmaceutical and agrochemical companies, biomedical research organizations and government sponsored research centers. The Company integrates innovative laboratory services into its consultative practice to support clients’ drug discovery and development objectives for improved decision-making in toxicology, metabolism and disposition and regulated bioanalysis. Our manufacture of scientific instruments and related software for life sciences research is another component of creating innovative solutions for clients. Our customers are located throughout the world. We derive our revenues from sales of our research services and drug development instruments, both of which are focused on evaluating drug safety and efficacy.

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

In fiscal 2018, following improvements in many areas in fiscal 2017, we were able to see our new vision start to come to fruition as we addressed deferred maintenance issues, made strategic investments in new equipment, recruited critical leadership positions and scientists and obtained additional financing which allowed us to complete the Seventh Wave Acquisition. In fiscal 2018, we also increased our investment in research and development for specific products and restarted the discovery lab in West Lafayette. Our goals included increasing revenue on a consistent basis while investing and adding additional talent and complementary services. During fiscal 2019, in addition to closing the Smithers Avanza Acquisition and the expansion of our Evansville facility, we have concentrated efforts and investments on recruiting and filling critical leadership and scientific positions, enhancing our business development program and marketing efforts, as well as ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations.

We completed the Seventh Wave Acquisition in July 2018 and the Smithers Avanza Acquisition in May 2019, during the third quarter of fiscal 2019. We believe these acquisitions will allow us to capitalize on the collective skill sets, expertise and assets of the combined operations to expand our service offerings and reach more clients. We believe further that these acquisitions have provided the Company additional support for further corporate development, and additional sales talent to help drive profitable growth. With the acquisitions, we have more than doubled our active client base, enhanced client service offerings and have the ability to reduce expenses for services previously outsourced by the newly combined entities. In addition, the combined operations provide an opportunity to integrate support services and leverage relevant software.

Our long-term strategic objectives are to be a Company people want to be a part of that is respected by clients for its excellance in service, products and performance, and to maximize the Company’s intrinsic value per share. Our goals include increasing revenue on a consistent basis, while investing and adding additional talent and complementary services in order to deliver excellent data and results for our clients. We intend to continue enhancing our business development program and marketing efforts, increasing our visibility in the marketplace and building our sales team. We also intend to complete ongoing Company-wide activities intended to enhance the client experience and streamline our communication, systems and operations. We have seen our sales and backlog grow as we continue to promote our vision.

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

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the nine months ended June 30, 2019, total revenues increased from $17,360 to $28,830 for a 66.1% increase. Gross profit increased from $4,946 to $8,110 for a 64.0% increase. Operating expenses were higher by 80.5% as compared to the same period in fiscal 2018. The most notable growth in operating expenses is related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team as well as costs related to acquisitions. The latest acquisition was closed May 1, 2019. There was an operating loss of $657 for the nine months ended June 30, 2019, compared to operating income of $89 for the same period in fiscal 2018.

As of June 30, 2019, we had $506 of cash and cash equivalents as compared to $773 of cash and cash equivalents at the end of fiscal 2018. In the first nine months of fiscal 2019, we generated $1,567 in cash from operations as compared to $2,210 in the first nine months of fiscal 2018. Total capital expenditures increased in the first nine months of fiscal 2019 to $4,530 from $926 in the prior year period as we began the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of June 30, 2019, we had a $572 balance on our $3,500 general line of credit, a $2,012 balance on our $4,445 construction line of credit and a $499 balance on our $1,429 equipment line of credit. As described herein, we incurred significant additional indebtedness in connection with financing the Seventh Wave Acquisition and the Smithers Avanza Acquisition and expect to incur additional indebtedness through borrowings under the construction and equipment lines of credit as we continue to undertake the Evansville, Indiana facilities expansion.

For a detailed discussion of our revenue, margins, earnings and other financial results for fiscal 2019, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Service revenue	89.2%	80.6%	88.6%	83.1%
Product revenue	10.8	19.4	11.4	16.9
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	72.3	75.7	72.6	73.6
Cost of Product revenue (a)	62.1	62.3	66.2	61.1
Total cost of revenue	71.2	73.1	71.9	71.5

Gross profit	28.8	26.9	28.1	28.5

Total operating expenses	31.1	27.4	30.4	28.0

Operating income (loss)	(2.3)	(0.5)	(2.3)	0.5

Other income (expense)	(1.6)	(0.8)	(1.5)	(0.8)

Income (loss) before income taxes	(3.9)	(1.3)	(3.7)	(0.3)

Income tax (benefit) expense	0.0	(0.1)	0.0	(0.4)

Net Income (Loss)	(3.9)%	(1.2)%	(3.7)%	0.1%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Service and Product Revenues

Revenues for the quarter ended June 30, 2019 increased 79.8% to $10,861 compared to $6,039 for the same period last fiscal year.

Our Service revenue increased 99.1% to $9,689 in the third quarter of fiscal 2019 compared to $4,866 for the comparable prior-year period. Nonclinical services revenues increased $4,521 due primarily to the acquisitions of Seventh Wave Laboratories and the Smithers Avanza Toxicology Services, which amounted to an increase of $2,845 and $1,421, respectively. Legacy BASi nonclinical revenue increased $555 due to an increase in demand for studies in the third quarter of fiscal 2019. Bioanalytical analysis revenues increased $373 due mainly to the additional revenue related to the Seventh Wave Acquisition, which accounted for $509 of the increase, partially offset by fewer samples analyzed during the third quarter of 2019 as compared to the comparable period last fiscal year. Other laboratory services revenues were negatively impacted by lower pharmaceutical analysis revenue, partially offset by higher discovery service revenues in the third quarter of fiscal 2019 versus the comparable period in fiscal 2018. Archive revenue decreased by $70 also reducing other laboratory services revenue in the third quarter of fiscal 2019.

	Three Months Ended June 30,
	2019	2018	Change	%
Bioanalytical analysis	$1,365	$992	$373	37.6%
Nonclinical services	7,868	3,347	4,521	135.1%
Other laboratory services	456	527	(71)	(13.5)%
	$9,689	$4,866	$4,823

Sales in our Products segment remained consistent in the third quarter of fiscal 2019 at $1,172 from $1,173 in the same period of the prior fiscal year. Culex automated in vivo sampling systems sales remained substantially consistent, while analytical instruments revenues increased slightly, which increase was partly offset by a decrease in other instrument revenue from the same period last fiscal year.

	Three Months Ended June 30,
	2019	2018	Change	%
Culex, in-vivo sampling systems	$599	$595	$4	0.7%
Analytical instruments	462	444	18	4.1%
Other instruments	111	134	(23)	(17.2)%
	$1,172	$1,173	(1)

Cost of Revenues

Cost of revenues for the third quarter of fiscal 2019 was $7,732 or 71.2% of revenue, compared to $4,414, or 73.1% of revenue for the comparable prior-year period.

Cost of Service revenue as a percentage of Service revenue decreased to 72.3% during the third quarter of fiscal 2019 from 75.7% in the comparable period in fiscal 2018. The principal cause of this decrease was the increase in the nonclinical service revenues that facilitated a higher absorption of fixed cost in the period.

Cost of Products revenue as a percentage of Products revenue in the third quarter of fiscal 2019 remained relatively consistent with the comparable prior-year period, decreasing slightly to 62.1% from 62.3%.

Operating Expenses

Selling expenses for the three months ended June 30, 2019 increased 128.1% to $730 from $320 for the comparable period in fiscal 2018. This increase is mainly due to higher salaries and benefits expense attributable to the additional sales employees from the Seventh Wave Laboratories and Smithers Avanza acquisitions, plus higher outside services, travel and exhibition related expenses in the third quarter of fiscal 2019 as compared to the prior-year period.

Research and development expenses for the third quarter of fiscal 2018 decreased 10.0% over the comparable period last fiscal year to $128 from $142.

General and administrative expenses for the third quarter of fiscal 2019 increased 111.0% to $2,521 from $1,195 for the comparable prior-year period. The principal reasons for the increase included administrative cost of the operations acquired via the Seventh Wave Acquisition and theSmithers Avanza Acquisition, higher corporate insurance expenses, increased travel expenses and consulting and legal fees associated with the Smithers Avanza Acquisition, and increased stock-based compensation expense as a result of new grants to employees hired as part of the Smithers Avanza Acquisition. The increase in expenses was partially offset by the release of a portion of the reserve for lease-related liabilities that were legally time barred and positive effect from collection of fully reserved account receivable balances.

Other Income (Expense)

Other expense for the third quarter of fiscal 2019 was $176, as compared to other expense of $48 for the third quarter of fiscal 2018. The primary reason for the change in expense was the increase in interest expense under our credit arrangements with First Internet Bank.

Income Taxes

Our effective income tax rate for the three months ended June 30, 2019 and 2018 was (0.17)% and (3.16)%, respectively.  The current year expense primarily relates to state income taxes.  The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations.  This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income (Loss)

As a result of the factors described above, net loss for the three months ended June 30, 2019 amounted to $426 compared to a net loss of $75 in the comparable fiscal 2018 period.

Nine Months Ended June 30, 2019 Compared to Nine Months Ended June 30, 2018

Service and Product Revenues

Revenues for the nine months ended June 30, 2019 increased 66.1% to $28,830 as compared to $17,360 for the same period last fiscal year.

Our Service revenue increased 77.2% to $25,555 in the first nine months of fiscal 2019 compared to $14,421 for the comparable prior-year period. Nonclinical services revenues increased during the first nine months of fiscal 2019 due to an overall increase in the number of studies from the prior year and additional revenue attributable to the Seventh Wave Laboratories and Smithers Avanza acquisitions of $7,736 and $1,421, respectively. Bioanalytical analysis revenues increased primarily due to the Seventh Wave Acquisition while legacy BASi bioanalytical analysis revenue decreased slightly compared to the comparable prior-year period. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis and discovery services revenues in the first nine months of fiscal 2019 versus the comparable period in fiscal 2018, while Archive revenue decreased by $75 in the first nine months of fiscal 2019 compared to the comparable period in fiscal 2018.

	Nine Months Ended June 30,
	2019	2018	Change	%
Bioanalytical analysis	$4,940	$3,253	$1,687	51.9%
Nonclinical services	19,184	9,699	9,485	97.8%
Other laboratory services	1,431	1,469	(38)	(2.6)%
	$25,555	$14,421	$11,134

Sales in our Product segment increased 11.4% in the first nine months of fiscal 2019 from $2,939 to $3,275 when compared to the same period in the prior fiscal year. The increase stems primarily from increased sales of our Culex automated in vivo sampling instruments and increased sales of our Analytical instruments in the first nine months of fiscal 2019.

	Nine Months Ended June 30,
	2019	2018	Change	%
Culex, in-vivo sampling systems	$1,568	$1,366	$202	14.8%
Analytical instruments	1,290	1,154	136	11.8%
Other instruments	417	419	(2)	(0.5)%
	$3,275	$2,939	$336

Cost of Revenues

Cost of revenues for the first nine months of fiscal 2019 was $20,720 or 71.9% of revenue, compared to $12,414, or 71.5% of revenue for the prior year period.

Cost of Service revenue as a percentage of Service revenue decreased to 72.6% during the first nine months of fiscal 2019 from 73.6% in the comparable period last year due to the mix of services provided for the period.

Cost of Product revenue as a percentage of Product revenue in the first nine months of fiscal 2019 increased to 66.2% from 61.1% in the comparable prior year period. This increase in the first nine months of fiscal 2019 is mainly due to the increase in material cost and adjustment of selling price for in vivo products to stay competitive with the market.

Operating Expenses

Selling expenses for the nine months ended June 30, 2019 increased 122.1% to $2,038 from $917 for the comparable fiscal 2018 period. This increase is mainly due to higher salaries and benefits for the additional sales employees from the Seventh Wave Laboratories and Smithers Avanza acquisitions, plus slightly higher travel expenses in the first nine months of fiscal 2019 as compared to the same period in the prior year.

Research and development expenses for the first nine months of fiscal 2019 decreased 7.7% over the comparable fiscal 2018 period to $397 from $430. The decrease was primarily due to lower consulting expenses slightly offset by increased salary expense as we sourced certain consulting services in-house.

General and administrative expenses for the first nine months of fiscal 2019 increased 80.5% to $6,332 from $3,510 for the comparable fiscal 2018 period. The increase was mainly driven by the expenses associated with the Seventh Wave Laboratories and Smithers Avanza operations plus higher salaries and benefits expense attributable to the hiring of our new Chief Executive Officer effective January 14, 2019, increased corporate insurance cost associated with the operations acquired via the Seventh Wave Acquisition, travel expense and integration activities related to the Smithers Avanza Acquisition, increased consulting and professional fees associated with the new entities and higher stock-based compensation expense attributable to grants to our CEO and option grants to existing and new employees hired in connection with the Smithers Avanza Acquisition. The increase was partly offset by the release of a portion of the reserve for lease-related liabilities that were legally time barred and the positive effect from the collection of fully reserved account receivable balances.

Other Income (Expense)

Other expense for the first nine months of fiscal 2019 increased to $421 from $144 for the same period of fiscal 2018. The primary reason for the change in expense was the increase in interest expense under our credit arrangements with First Internet Bank, as we entered into new loan agreements as part of the Seventh Wave Acquisition and Smithers Avanza Acquisition and entered into the construction and equipment loans in connection with the Evansville facilities expansion.

Income Taxes

Our effective income tax rate for the nine months ended June 30, 2019 and 2018 was (0.2)% and 95.9%, respectively. The current year expense primarily relates to state income taxes. The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carryforward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Net Income (Loss)

As a result of the factors described above, net loss for the nine months ended June 30, 2019 amounted to $1,080, compared to net income of $6 in the comparable fiscal 2018 period.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2019, we had cash and cash equivalents of $506, compared to $773 at September 30, 2018.

Net cash provided by operating activities was $1,567 for the nine months ended June 30, 2019 compared to cash provided by operating activities of $2,210 for the nine months ended June 30, 2018. Contributing factors to our cash provided by operations in the first nine months of fiscal 2019 were noncash charges of $2,037 for depreciation and amortization, employee stock compensation expense of $206, net increase in accounts payable of $664, increase in customer advances of $912 and accrued expenses of $709. These items were partly offset by, among other items, a net increase in accounts receivable of $1,477, increase in prepaid expenses of $181, change in the provision for doubtful accounts of $166 and unrealized foreign currency gain of $147 related to the release of portions of lease liabilities from our former United Kingdom facility that are no longer payable.

Days’ sales in accounts receivable increased to 66 days at June 30, 2019 from 51 days at September 30, 2018 due primarily to an increase in accounts receivable and unbilled revenue balances related to the Smithers Avanza Acquisition as a result of timing of invoicing. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first nine months of fiscal 2018 are non-cash charges of $1,160 for depreciation, employee stock compensation expense of $102, a net increase in customer advances of $1,406, and a net decrease in prepaid expenses of $311. These items were partly offset by, among other items, a net increase in accounts receivable of $523.

Investing activities used $5,801 in the first nine months of fiscal 2019 due mainly to capital expenditures of $4,530 and cash paid in acquisition of $1,271 as compared to a usage of $924 in the first nine months of fiscal 2018. The investing activity in fiscal 2019 consisted of investments in laboratory equipment and the Evansville expansion as well as new monitoring system.

Financing activities provided $3,967 in the first nine months of fiscal 2019, as compared to $262 used during the first nine months of fiscal 2018. The main sources of cash in the first nine months of fiscal 2019 were form borrowings on the Construction and Equipment loans for $2,012 and $499 respectively, borrowings on the long-term loan of $2,180, and net cash borrowed against the Revolving Facility of $572. The cash provided was partly offset by cash used for long-term debt payments of $1,089, debt issuance cost of $91 and capital lease payments of $82. The main uses of cash in the first nine months of fiscal 2018 were for long-term debt payments of $167 and capital lease payments of $96.

Capital Resources

Credit Facility

On June 23, 2017, we entered into a Credit Agreement with First Internet Bank of Indiana (“FIB”), which Credit Agreement as of June 30, 2019 had been amended on July 2, 2018, September 6, 2018, September 28, 2018 and May 1, 2019 (as amended, the “Credit Agreement”). The Credit Agreement includes three term loans (the “Initial Term Loan”, “Subsequent Term Loan,” and "New Term Loan," respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and a capital expenditure line of credit (the "Capex Line").

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures in June 2022. The balance on the Initial Term Loan at June 30, 2019 was $4,048. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The July 2, 2018 amendment to the Credit Facility provided the Company with the Subsequent Term Loan in the amount of $5,500, the proceeds of which were used to fund a portion of the cash consideration for the acquisition of Seventh Wave Laboratories LLC. Amounts outstanding under the Subsequent Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Subsequent Term Loan matures July 2, 2023 and the balance on the Subsequent Term Loan at June 30, 2019 was $4,887.

The Revolving Facility provides a line of credit for up to $3,500 which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Credit Facility bears interest at the Prime Rate (generally defined as the highest rate identified as the “Prime Rate” in The Wall Street Journal “Money Rates” column on the date the interest rate is to be determined, or if that date is not a publication date, on the publication date immediately preceding) less Twenty-five (25) Basis Points (0.25%). The balance on the Revolving Facility was $572 and $0 as of June 30, 2019 and September 30, 2018, respectively. We must pay accrued and unpaid interest on the outstanding balance under the Revolving Facility on a monthly basis.

The September 28, 2018 amendment provided the Company with the Construction Draw Loan in a principal amount not to exceed $4,445 and the Equipment Draw Loan in a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of June 30, 2019, there was a $2,012 balance on our Constructoin Draw Loan and a $499 balance on our Equipment Draw Loan.

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

In connection with the Smithers Avanza Acquisition, on May 1, 2019, the Company and FIB entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement to (i) extend the term of the Revolving Facility, (ii) provide the Company with an additional term loan (the “New Term Loan”) in the amount of $1,271, the proceeds of which were used to fund the cash consideration for the Smithers Avanza Acquisition, and (iii) provide for an additional line of credit in the principal amount of $1,100 (the “Capex Line”), which the Company may borrow from time to time, subject to the terms of the Credit Agreement. The New Term Loan and the Capex Line mature November 1, 2025 and June 30, 2020, respectively. As of June 30, 2019, the balances on the New Term Loan and Capex Line were $1,271 and $460, respectively.

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

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC (“Seventh Wave”), as well as BASi Gaithersburg LLC (“BASi Gaithersburg”), each a wholly owned subsidiary of the Company. The Company’s obligations under the Credit Agreement and BASEV’s, Seventh Wave’s and BASi Gaithersburg’s obligations under their respective Guaranties are secured by first priority security interests in substantially all of the assets of the Company, BASEV, Seventh Wave and BASi Gaithersburg, respectively, as well as mortgages on the Company’s and BASEV’s facilities in West Lafayette, Indiana and Evansville, Indiana, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

The Credit Agreement contains various restrictive covenants, including restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to shareholders or repurchase outstanding stock, enter into related party transactions and make capital expenditures, other than upon satisfaction of the conditions set forth in the Credit Agreement. The Credit Agreement also requires us to maintain (i) a minimum debt service coverage ratio of not less than 1.25 to 1.0 for the period ended June 30, 2019 (with ratios ranging from 1.25 to 1.0 to 1.15 to 1.0 for the periods thereafter) and (ii) beginning with the quarter ended March 31, 2020, a cash flow coverage ratio whereby, the ratio of the Company’s total funded debt (as defined in the Credit Agreement) as of the last day of each fiscal quarter to its EBITDA (as defined in the Credit Agreement) for the 12 months ended on such date may not exceed 4.50 to 1.00 (5.0 to 1.0 for the period ended March 31, 2020). Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company was in compliance with these covenants as of June 30, 2019. The Company has also agreed to obtain a life insurance policy in an amount not less than $2,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2019.

On July 2, 2018, we acquired substantially all of the assets of Seventh Wave Laboratories, LLC and on May 1, 2019 we acquired certain assets of Smithers Avanza Toxicology Laboratories, LLC. Operations acquired via the Seventh Wave Acquisition and the Smithers Avanza Acquisition constituted 24.7% and 12.0% of our total assets at June 30, 2019 and 30.4% and 4.9% of our revenues for the nine months ended June 30, 2019, respectively. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired businesses’ internal controls over financial reporting as of June 30, 2019, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations acquired via the Seventh Wave Acquisition and the Smithers Avanza Acquisition and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 1, 2019, the Company, through its wholly-owned subsidiary BASi Gaithersburg LLC (f/k/a Oriole Toxicology Services LLC), acquired from Smithers Avanza Toxicology Services LLC, substantially all of the assets used by Smithers Avanza Toxicology Services LLC in connection with the performance of in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals. Consideration for the Smithers Avanza Acquisition included 200,000 of the Company’s common shares valued at $394,000 using the closing price of the Company’s common shares on April 30, 2019. The common shares were sold by the Company to Smithers Avanza Toxicology Services LLC privately, in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, which exempts from registration transactions by an issuer not involving a public offering.

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(2)	2.1	Asset Purchase Agreement, dated May 1, 2019, by and among Bioanalytical Systems, Inc., Oriole Toxicology Services, LLC and Smithers Avanza Toxicology Laboratories, LLC (filed herewith).

(10)	10.1	Fourth Amendment to Credit Agreement, dated May 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (filed herewith).

	10.2	Lease Agreement, dated December 30, 2009, by and between Rickman Firstfield Associates and Avanza Laboratories, LLC (filed herewith).

	10.3	Assignment and Assumption of Lease, dated May 1, 2019, by and between Avanza Development Services, LLC and Oriole Toxicology Services LLC (filed herewith).

	10.4	Third Amendment to Lease, dated May 1, 2019, by and between Rickman Firstfield Associates and Oriole Toxicology Services LLC (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Jill C. Blumhoff
Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)

