Form 10-Q
period 2019-12-31
BIOANALYTICAL SYSTEMS INC
filed 2020-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

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

As of February 9, 2020, 10,818,057 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$511	$606
Accounts receivable
Trade, net of allowance of $425 at December 31, 2019 and $1,759 at September 30, 2019	9,498	7,178
Unbilled revenues and other	1,848	2,342
Inventories, net	1,034	1,095
Prepaid expenses	1,990	1,200
Total current assets	14,881	12,421

Property and equipment, net	27,037	22,828
Operating lease right-of use-assets, net	4,739	—
Finance lease right-to use assets, net	4,641	—
Goodwill	6,619	3,617
Other intangible assets, net	2,781	2,874
Lease rent receivable	133	130
Deferred tax asset	—	31
Other assets	87	79

Total assets	$60,918	$41,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,592	$4,941
Restructuring liability	304	349
Accrued expenses	3,403	2,620
Customer advances	9,578	6,726
Revolving line of credit	725	1,063
Capex lines of credit	1,383	655
Current portion on long-term operating lease	864	—
Current portion of long-term finance lease	4,616	18
Current portion of long-term debt	1,153	1,109
Total current liabilities	27,618	17,481
Long-term operating leases, net	4,044	—
Long-term finance leases, net	17	18
Long-term debt, less current portion, net of debt issuance costs	18,804	13,771
Deferred tax liabilities	65	—
Total liabilities	50,548	31,270

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at December 31, 2019 and at September 30, 2019	35	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,805,057 issued and outstanding at December 31, 2019 and 10,510,694 at September 30, 2019	2,663	2,589
Additional paid-in capital	26,323	25,183
Accumulated deficit	(18,651)	(17,097)
Total shareholders’ equity	10,370	10,710
Total liabilities and shareholders’ equity	$60.918	$41,980

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Service revenue	$12,142	$7,735
Product revenue	776	890
Total revenue	12,918	8,625

Cost of service revenue	8,911	5,597
Cost of product revenue	530	609
Total cost of revenue	9,441	6,206

Gross profit	3,477	2,419
Operating expenses:
Selling	882	653
Research and development	162	124
General and administrative	3,453	1,601
Total operating expenses	4,497	2,378

Operating (loss) income	(1,020)	41

Interest expense	(311)	(126)
Other income	2	1
Net loss before income taxes	(1,329)	(84)

Income taxes expense	97	1

Net loss	$(1,426)	$(85)

Other comprehensive income:	—	—

Comprehensive loss	$(1,426)	$(85)

Basic net loss per share	$(0.13)	$(0.01)
Diluted net loss per share	$(0.13)	$(0.01)

Weighted common shares outstanding:
Basic	10,669	10,245
Diluted	10,669	10,245

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Three Month Period Ended December 31, 2019
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710

Adoption of accounting standard						(128)	(128)

Comprehensive loss:
Net loss						(1,426)	(1,426)
Stock issued in acquisition			240,000	60	1,073		1,133
Stock based compensation			54,363	14	67		81

Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370

	Three Month Period Ended December 31, 2018
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	$(16,231)	$10,884

Adoption of accounting standard						(76)	(76)

Comprehensive loss:
Net loss						(85)	(85)
Stock based compensation expense					25		25

Balance at December 31, 2018	35	$35	10,245,277	$2,523	$24,582	$(16,392)	$10,748

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Operating activities:
Net loss	$(1,426)	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	732	713
Amortization finance lease	32	—
Employee stock compensation expense	81	25
Gain on disposal of property and equipment	—	(3)
Unrealized foreign currency gains	18	(146)
Changes in operating assets and liabilities:
Accounts receivable	(1,013)	516
Inventories	61	10
Income tax accruals	97	—
Prepaid expenses and other assets	(774)	(227)
Accounts payable	479	(532)
Accrued expenses	666	317
Customer advances	2,501	319
Net cash provided by operating activities	1,454	907
Investing activities:
Capital expenditures	(2,165)	(684)
Cash paid in acquisition	(4,000)	—
Net cash used in investing activities	(6,165)	(684)

Financing activities:
Payments on finance lease liability	(37)	—
Payments of long-term debt	(250)	(224)
Payments of debt issuance costs	(110)	(11)
Payments on revolving line of credit	(10,531)	(5,892)
Borrowings on revolving line of credit	10,194	5,892
Borrowing on construction loans	1,183	—
Borrowing on capex lines of credit	728	—
Payments of capital lease obligations	—	(38)
Borrowing on long-term loan	3,439	—
Net cash provided by (used in) financing activities	4,616	(273)

Net decrease in cash and cash equivalents	(95)	(50)
Cash and cash equivalents at beginning of period	606	773
Cash and cash equivalents at end of period	$511	$723

Supplemental disclosure of cash flow information:
Cash paid for interest	$270	$116

Preclinical Research Services acquisition:
Assets acquired	$6,435	—
Liabilities assumed	(1.302)	—
Common shares issued	(1,133)	—
Cash paid	$4,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries, including as operating under the trade name “Inotiv” (“We,” “Our,” “Us,” the “Company,” “BASi” and “Inotiv”) engage in contract laboratory research services and other services related to pharmaceutical development. We also manufacture scientific instruments for life sciences research, which we sell with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2019. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2019 and 2018 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2019. The results of operations for the three months ended December 31, 2019 may not be indicative of the results for the year ending September 30, 2020.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (the “Plan”) was used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2019. In March 2018, our shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan (the “Equity Plan”) and the Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The maximum number of common shares that may be granted under the Equity Plan is 700 shares plus the remaining shares from the 2008 Stock Option Plan.

All options granted under the Plan and the Equity Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three months ended December 31, 2019 was $81. Stock based compensation expense for the three months ended December 31, 2018 was $25. The additional expense in the three months ending December 31, 2019 was due to the grants issued to our Chief Executive Officer in January 2019, option grants to all employees that were issued in 2019 as well as option grants for employees related to the Smithers Avanza acquisition, as described in Note 10.

A summary of our stock option activity for the three months ended December 31, 2019 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding – October 1, 2019	776	$1.61	$1.22
Exercised	—
Granted	11	$4.64	$3.14
Forfeited	(2)	$1.56
Outstanding - December 31, 2019	785	$1.65	$1.25
Exercisable at December 31, 2019	223

The weighted-average assumptions used to compute the fair value of the options granted in the three months ended December 31, 2019 were as follows:

Risk-free interest rate	1.77%
Dividend yield	0.00%

Volatility of the expected market price of the Company's common shares	71.0%-71.5%
Expected life of the options (years)	8.0

As of December 31, 2019, our total unrecognized compensation cost related to non-vested stock options was $452 and is expected to be recognized over a weighted-average service period of 1.1 years.

During the three months ended December 31, 2019, we granted a total of 54 restricted shares to members of the Company’s leadership team. A summary of our restricted share activity for the three months ended December 31, 2019 is as follows:

Restricted Shares

Outstanding – September 30, 2019	20
Granted	54
Forfeited	—
Outstanding – December 31, 2019	74

As of December 31, 2019, our total unrecognized compensation cost related to non-vested restricted shares was $208 and is expected to be recognized over a weighted-average service period of 1.75 years.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred shares and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 297 options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2018 because they were anti-dilutive. Shares issuable upon exercise of 785 options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2019 because they were anti-dilutive.

The following table reconciles our computation of basic net loss per share to diluted loss per share:

	Three Months Ended December 31,
	2019	2018
Basic net loss per share:

Net loss applicable to common shareholders	$(1,426)	$(85)
Weighted average common shares outstanding	10,669	10,245

Basic net loss per share	$(0.13)	$(0.01)
Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(1,426)	$(85)
Weighted average common shares outstanding	10,669	10,245
Plus: Incremental shares from assumed conversions:
Series A preferred shares	—	—
Dilutive stock options/shares	—	—
Diluted weighted average common shares outstanding	10,669	10,245
Diluted net loss per share	$(0.13)	$(0.01)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2019	September 30, 2019
Raw materials	$784	$858
Work in progress	87	89
Finished goods	371	346
	1,242	1,293
Obsolescence reserve	(208)	(198)
	$1,034	$1,095

5.	SEGMENT INFORMATION

We operate in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. Our accounting policies in these segments are the same as those described in the summary of significant accounting policies found in Note 2 to Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2019.

	Three Months Ended December 31,
	2019	2018
Revenue:
Service	$12,142	$7,735
Product	776	890
	$12,918	$8,625
Operating income (loss):
Service	$1,263	$636
Product	(271)	(80)
Corporate	(2,012)	(515)
	$(1,020)	$41

Interest expense	(311)	(126)
Other income	2	1
Loss before income taxes	$(1,329)	$(84)

6.	INCOME TAXES

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

The difference between the enacted federal statutory rate of 21% and our effective rate of (7.32) % for the quarterly period ended December 31, 2019 is due to changes in our valuation allowance on our net deferred tax assets. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a $1,648 decrease with any offsetting decrease to the valuation allowance.

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

At December 31, 2019 and September 30, 2019, we had no liability for uncertain income tax positions.

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

Credit Facility

On December 1, 2019, in connection with the PCRS Acquisition (as described in Note 10), we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure lines of credit (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at December 31, 2019 was $3,930. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave Acquisition (as described in Note 10). Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at December 31, 2019 was $4,541.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition (as described in Note 10). Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at December 31, 2019 was $1,255.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at December 31, 2019 was $1,500.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at December 31, 2019 was $1,939. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility has a maturity of January 31, 2021 and requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The balance on the Revolving Facility was $725 as of December 31, 2019.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2019, there was a $4,247 balance on the Construction Draw Loan and a $1,237 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and an Equipment Draw Loan each permit the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line provides for borrowings up to the principal amount of $1,100, which the Company may borrow from time to time, subject to the terms of the Credit Agreement. The Initial Capex Line matures on June 30, 2020, and as of December 31, 2019, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a floating per annum rate equal to the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020, at which time the entire balance of the Capex Line, together with accrued but unpaid interest, costs and expenses, shall be due and payable in full.

The Second Capex Line provides for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At December 31, 2019, the balance on the Second Capex Line was $435.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the "Guarantors"). The Company’s obligations under the Credit Agreement and the Guarantor's obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s, BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

The Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. As part of the PCRS Acquisition, we also have an unsecured promissory note payable to the Preclinical Research Services Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024.

Long term debt is detailed in the table below.

	As of:
	December 31, 2019	September 30, 2019
Initial term loan	$3,930	$3,990
Subsequent term loan	4,541	4,715
Third term loan	1,255	1,271
New term loan	1,500	—
PCRS building loan	1,939	—
Subtotal term loans	13,165	9,662

Construction and Equipment loans	5,484	4,301
Seller Note – Smithers Avanza	810	810
Seller Note – Preclinical Research Services	800	—
	20,259	15,087
Less: Current portion	(1,153)	(1,109)
Less: Debt issue costs not amortized	(302)	(207)
Total Long-term debt	$18,804	$13,771

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first quarter of fiscal 2020, the Company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At December 31, 2019 and September 30, 2019, respectively, we had $304 and $349 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

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

On October 1, 2019, the Company adopted ASC 842 Leases (ASU No.2016-02) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such prior periods continue to be reported under the accounting standards in effect for those periods. The Company recorded upon adoption a right-of -use asset and lease liability on the consolidated condensed balance sheet of $9,558 and $9,686, respectively. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the term of the lease, which includes options that are reasonably certain to be exercised, discounted utilizing a collateralized incremental borrowing rate. The impact of the new lease standard does not affect the Company’s cash flows. See Note 12 Leases for additional information.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. The Company is assessing this pronouncement and does not expect a material impact to the financial statements.

10.	BUSINESS COMBINATIONS

Smithers Avanza Toxicology Services LLC acquisition

Overview

On May 1, 2019, the Company, through its wholly-owned subsidiary BASi Gaithersburg LLC (f/k/a Oriole Toxicology Services LLC) (the “ Smithers Avanza Purchaser”), acquired (the “Smithers Avanza Acquisition”) from Smithers Avanza Toxicology Services LLC (the “Smithers Avanza Seller”), a consulting-based contract research laboratory located in Gaithersburg, Maryland, substantially all of the assets used by the Smithers Avanza Seller in connection with the performance of in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals, under the terms and conditions of an Asset Purchase Agreement, dated May 1, 2019, among the Smithers Avanza Purchaser, the Company, the Smithers Avanza Seller and the member of the Smithers Avanza Seller (the “Smithers Avanza Purchase Agreement”). The total consideration for the Smithers Avanza Acquisition was $2,595, which consisted of $1,271 in cash, subject to certain adjustments and an indemnity escrow of $125, 200 of the Company’s common shares valued at $394 using the closing price of the Company’s common shares on April 30, 2019 and an unsecured promissory note in the initial principal amount of $810 made by the Smithers Avanza Purchaser and guaranteed by the Company. The promissory note bears interest at 6.5%. The Company funded the cash portion of the purchase price for the Smithers Avanza Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB.

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

Accounting for the Transaction

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill. Results are included in the Company’s results from the acquisition date of May 1, 2019.

The Company’s allocation of the $2,595 purchase price to Smithers Avanza’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2019, and is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of September 30, 2019 was as follows:

Allocation as of September 30, 2019
Assets acquired and liabilities assumed:
Receivables	$1,128
Property and equipment	1,564
Prepaid expenses	147
Goodwill	545
Accrued expenses	(219)
Customer advances	(570)
$2,595

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. Smithers Avanza recorded revenues of $2,695 and net income of $31 for the three month period ending December 31, 2019.

PCRS acquisition

Overview

On November 8, 2019, the Company and Bronco Research Services LLC, a wholly owned subsidiary of the Company (the “PCRS Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pre-Clinical Research Services, Inc., a Colorado corporation (the “PCRS Seller”), and its shareholder. Pursuant to the Purchase Agreement, on December 1, 2019, the Company indirectly acquired (the “PCRS Acquisition”) substantially all of the assets of PCRS Seller used or useful by PCRS Seller in connection with PCRS Seller's provision of GLP and non-GLP preclinical testing for the pharmaceutical and medical device industries. The total consideration for the PCRS Acquisition was $5,857, which consisted of $1,500 in cash, subject to certain adjustments, 240 of the Company’s common shares valued at $1,133 using the closing price of the Company’s common shares on November 29, 2019 and an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser. The promissory note bears interest at 4.5%. The Company also purchased certain real property located in Fort Collins, Colorado, comprising the main facility for the PCRS Seller’s business and additional property located next to the facility available for future expansion, for $2,500. The Company funded the cash portion of the purchase price for the PCRS Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7. As contemplated by the Purchase Agreement, the Company also entered into a lease arrangement for an ancillary property used by Seller’s business, located in Livermore, Colorado.

Accounting for the Transaction

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill. Results are included in the Company’s results from the acquisition date of December 1, 2019.

The Company’s allocation of the $5,857 purchase price to PCRS’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The preliminary purchase price allocation as of December 31, 2019 is as follows:

Preliminary Allocation as of December 31, 2019
Assets acquired and liabilities assumed:
Receivables	$578
Property and equipment	2,666
Unbilled revenues	162
Prepaid expenses	27
Goodwill	3,002
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. The Company incurred transaction costs of $214 for the three months ended December 31, 2019 related to the PCRS Acquisition.  These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. PCRS recorded revenues of $381 and net income of $66 for the three month period ending December 31, 2019.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three months ended December 31, 2018 assuming the Smithers Avanza Acquisition and the PCRS Acquisition had occurred as of October 1, 2018 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Smithers Avanza Seller’s operations and the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Smithers Avanza Acquisition and PCRS Acquisition been completed on October 1, 2018.

The unaudited pro forma information is as follows:

Three Months Ended
December 31, 2018
Total revenues	$11,345
Net loss	(1,173)

Pro forma basic net loss per share	$(0.11)
Pro forma diluted net loss per share	$(0.11)

11.	REVENUE RECOGNITION

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

The Company’s drug discovery and development services contracts that include a free storage period are considered a single performance obligation because the Company provides a highly integrated service. The inclusion of free storage fees in the measurement of progress under the discovery and development service contracts creates a timing difference between the amounts the Company is entitled to receive in reimbursement of cost incurred and amount of revenue recognized on such costs, which is recognized as deferred revenue and classified as client advances on the condensed consolidated balance sheet.

The Company’s fixed fee arrangements may involve bioanalytical and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred, including hours, to total estimated direct costs since this best depicts the transfer of assets to the client over the life of the contract. For contracts that involve method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within customer advances on the condensed consolidated balance sheet. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Certain costs are incurred in obtaining new contracts for our services business. Since these costs would otherwise be amortized within one year or less due to the average length of contracts, the Company chose to adopt the practical expedient and expense these incremental costs as incurred.

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

The following table presents changes in the Company’s contract liabilities for the quarter ended December 31, 2019.

	Balance at September 30, 2019	Additions	Deductions	Balance at December 31, 2019
Contract liabilities: Customer advances	$6,726	$14,058	$(11,206)	$9,578

12.	LEASES

The Company has various operating and finance leases for facilities and equipment. Facilities leases provide office, laboratory, warehouse, or land, the company uses to conduct its operations. Facilities leases range in duration from two to ten years, with either renewal options for additional terms as the initial lease term expires, or purchase options. Facilities leases are considered as either operating or financing leases.

Equipment leases provide for office equipment, laboratory equipment or services the company uses to conduct its operations. Equipment leases range in duration from 27 to 60 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.

Effective October 1, 2019 the Company adopted ASC 842 Leases using a modified retrospective transition approach which applies the standard to leases existing at the effective date with no restatement of prior periods. The Company’s operating leases have been included in operating lease right-of--use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the leases.

The Company’s finance leases are included in property, plant and equipment and current portion of long-term debt.

The Company elected to apply the following practical expedients and accounting policy elections permitted by the standard at transition:

•	The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for 1) leases under the new definition of a lease, 2) lease classification, 3) whether previously capitalized initial direct costs would qualify for capitalization under the standard.

•	The Company elected not to separate lease and non-lease components.

•	The Company elected not to assess whether any land easements are, or contain, leases.

•	The Company elected to record leases with an initial term of 12 months or less directly in the condensed consolidated statement of comprehensive loss.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

As of
December 31, 2019
Operating right-of-use assets, net	$4,739

Current portion of operating lease liabilities	864
Long-term operating lease liabilities	4,044
Total operating lease liabilities	$4,908
Finance right-of-use assets, net	4,641

Current portion of finance lease liabilities	4,616
Long-term finance lease liabilities	17
Total finance lease liabilities	$4,633

During the three months ended December 31, 2019, the Company had operating lease and finance lease amortizations of $210 and $32 respectively. Finance lease interest recorded in the quarter was $67.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the first quarter ended December 31, 2019 were:

As of
December 31, 2019
Operating lease costs:
Fixed operating lease costs	$214
Short-term lease costs	14
Variable lease costs	1
Sublease income	(159)
Finance lease costs:
Amortization of right-of-use asset expense	32
Interest on finance lease liability	67
Total lease cost	$169

The Company serves as lessor to a sublessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s statement of financial position. The Company received rental income of $159 during the first fiscal quarter of 2020.

Supplemental cash flow information related to leases was as follows:

Three months Ended
December 31, 2019
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$58
Operating cash flows from finance leases	32
Finance cash flows from finance leases	37

Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$377

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of December 31, 2019 were:

As of
December 31, 2019
Weighted-average remaining lease term (in years)
Operating lease	64.95
Finance lease	7.09

Weighted-average discount rate (in percentages)
Operating lease	5.22
Finance lease	5.95

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2019, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2020	$886	$4,749
2021	890	17
2022	965	-
2023	969	-
2024	1,504	-
Thereafter	508	-
Total minimum future lease payments	5,722	4,766
Less interest	(814)	(133)
Total lease liability	4,908	4,633

13.	SUBSEQUENT EVENT

On January 27, 2020, the Company entered into a new Employment Agreement (the “Employment Agreement”) with Robert Leasure, Jr. The Employment Agreement replaces Mr. Leasure’s prior employment agreement, which expired on December 31, 2019.

Pursuant to the Employment Agreement, Mr. Leasure agrees to continue to serve as the President and Chief Executive Officer of the Company for a term ending on December 31, 2020, subject to extension for successive one-year periods thereafter upon the mutual agreement of the parties. Under the Employment Agreement, Mr. Leasure will (i) be entitled to receive an annual base salary of $370,000, (ii) have an annual incentive opportunity of up to 50% of his base salary and (iii) be entitled to vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses. Mr. Leasure will also be entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, subject to eligibility requirements and other terms and conditions of those plans. Also under the terms of the Employment Agreement and under the Company’s 2018 Equity Incentive Plan (the “Plan”), on the effective date of the Employment Agreement, Mr. Leasure received (i) 13,000 restricted common shares of the Company and (ii) options to purchase 45,000 of the Company’s common shares, in each case subject to vesting and forfeiture, including in the event of Mr. Leasure’s termination by the Company for cause or Mr. Leasure’s resignation other than for good reason (each as defined in the Employment Agreement).

The Employment Agreement provides for certain non-competition, non-solicitation and confidentiality undertakings. Should Mr. Leasure’s employment be terminated by reason of Mr. Leasure’s death, by the Company without cause or in the event of Mr. Leasure’s disability (as defined in the Employment Agreement), or by Mr. Leasure for good reason, Mr. Leasure or his estate would be entitled to his base salary and a prorated portion of his annual incentive award for the year in which termination occurs, in each case through the effective date of the termination of his employment. If Mr. Leasure’s employment is terminated by the Company other than for cause, or by Mr. Leasure for good reason, in either case within 12 months after a change in control (as defined in the Plan) (i) the Company would pay to Mr. Leasure in a lump sum, as severance compensation, an amount equal to one times his base salary then in effect plus one times his annual incentive compensation paid for the Company’s last calendar year, (ii) all unvested outstanding options to purchase the Company’s common shares, unvested awards of restricted shares and unvested awards of restricted share units held by Mr. Leasure would vest immediately prior to the termination and, in the case of any such options, remain exercisable for a period of 30 days following the effective date of the termination, and (iii) Mr. Leasure would be entitled to receive, a pro-rata portion of the number of performance shares that would have been earned by Mr. Leasure if the performance conditions related thereto were satisfied at the target level for such awards and Mr. Leasure had been employed on the date required to earn such shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel of Seventh Wave, Smithers Avanza, and Pre-Clinical Research Services; (ix) our ability to effectively manage current expansion efforts in Evansville and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to develop and build infrastructure and team to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to create and market as one company under One brand name; (xiii) our ability to service our outstanding indebtedness and (xiv) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2019. Our actual results could differ materially from those discussed in the forward-looking statements.

Amounts in this Item 2 are in thousands, unless otherwise indicated.

Recent Developments and Executive Summary

Over the last eighteen months, we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018, commenced the expansion of our facilities in Evansville, Indiana, in October 2018, which has been substantially completed and validated as of Jauanry 31,2020, acquired the toxicology business of Smithers Avanza on May 1, 2019, acquired the preclinical testing business of Pre-Clinical Research Services on December 1, 2019 and obtained funding to support these initiatives and other improvements to our facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition to the aquisitions and facility expansions and improvements, during the past 18 months, we made signifcant investments in upgrading facilites , equipment and aded additional services to provide our clients. We recruited and filled open positions for Chief Executive Officer, Chief Human Resources Officer, Chief Operations Officer, Chief Commercial Officer and critical scientific leadership roles of Senior Vice President for DMPK and Vice President for Pathology. Over the last 3 months we also intiated a new name and brand for our combined services businesses and implemented and began to install new accounting software systems across all sites. We believe these investments, aquisitions, leaders, combined with our existing management team and expansion initiatives, development of our sales and marketing team and the hiring of new employees to develop our scientific team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, developing a leadership team, new employees, scientific strength and added services are critical to meeting the future expectations of our clients, employees and shareholders. We believe, the actions and investments over the last 18 months contiue to form a foundation upon which we can build. Our financial results for the first three months of fiscal 2020 were impacted by lower bioanalytical revenues and significant, planned non-recurring expenses incurred in the period. Our new orders remain strong along with our invoicing and cash flow and we believe we are on track with our goals and plans for the reminder of fiscal 2020 and beyond.

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

On September 28, 2018, we entered into a further amendment to our credit arrangements which provided lines of credit for borrowings of up to $4,445 for construction financing and $1,429 for future equipment acquisitions. In October 2018, we signed a contract to begin construction of approximately 12,000 feet of expanded laboratory space at our Evansville facility. The space is completed and we expect to begin client studies in our second fiscal quarter of 2020.

On May 1, 2019, we acquired certain toxicology-related assets of Smithers Avanza Toxicology Services LLC, a consulting-based contract research laboratory located in Gaithersburg, Maryland providing in-vivo mammalian toxicology CRO services for pharmaceuticals (small molecules and biologics), vaccines, agro and industrial chemicals (the “Smithers Avanza Acquisition”). In connection with the Smithers Avanza Acquisition, on May 1, 2019, the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to Note 10 to the Condensed Consolidated Financial Statements for additional information. Over the last 7 months, we have invested in equipment to add capacity, invested in separating the aquired facility away from its prior owner, intergated the systems with the Company's, hired additional personnel to support growth and increased utitlization of this facility. We anticipate being able to continue to take advantage of the increased capacity and broaden expertise which is being developed in Gaithersburg.

On December 1, 2019, we acquired certain preclinical testing-related assets, the building and real estate of Pre-Clinical Research Services, Inc. ("PCRS"), a consulting-based laboratory located in Fort Collins, Colorado providing surgical and medical device contract research services. These are new service offerings for our clients and will bring additional clients to our exisiting services. In connection with the PCRS Acquisition, on December 1, 2019, the Company and First Internet Bank entered into an amendment to the Company's credit arrangements. Refer to Note 7 to the Condensed Consolidated Financial Statements for additional information. We are currently intergating these operations and services with our exisitng operations and will be developing a long range plan for this facility.

We are working on the integration of the combined businesses and added services. We plan to further develop our infrustructure, project management, sales, marketing, client services and branding. We will continue to evaluate additional internal and external growth opportunities and new services to provide to existing clients. We will also continue our efforts to retain talented people and make investments to develop existing services into "Centers of Excellence" to distinguish our services in the industry.

Business Overview

The Company provides contract research services to pharmaceutical, agrochemical and medical device companies, biomedical research organizations and government-sponsored research centers. The Company integrates innovative laboratory services into its consultative practice to support clients’ drug discovery and development objectives for improved decision-making in toxicology, metabolism and disposition and regulated bioanalysis. Our manufacture of scientific instruments and related software for life sciences research is another component of creating innovative solutions for clients. Our clients are located throughout the world. We derive our revenues from sales of our research services and drug development instruments, both of which are primarily focused on evaluating drug safety and efficacy.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "blockbuster" drugs that have or are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the industries we serve has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug and device applications. The number of significant drugs or devices that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

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

A significant portion of innovation in the pharmaceutical industry is now being driven by biotech and small, venture capital funded drug development companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of the research within their organizations, and are therefore dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies have provided significant new opportunities for the CRO industry, including the Company. We believe that the Company is ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

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

Over the last two years, we were able to see our new vision start to come to fruition as we addressed deferred maintenance issues, made strategic investments in new equipment, recruited critical leadership positions and scientists and obtained additional financing which allowed us to complete multiple acquisitions and expansions of existing facilities. Our goals included increasing revenue on a consistent basis while investing and adding additional talent, adding to capacity and complementary services.

With the acquisitions and expansion efforts, we have significantly grown our active client base, enhanced client service offerings and have added significant capacity. In addition, the combined operations provide an opportunity to develop and integrate support services, leverage purchasing opportunities, leverage our sales and marketing efforts, and leverage relevant software.

During the last two years we have incurred significant non recurring expenses related to (i) building infrastructure and systems; (ii) recruiting; (iii) due diligence related to acquisitions; (iv) professional fees related to acquisitions, financings and expansions; (v) expenses related to the integration of the acquisitions; (vi) marketing expenses related to our name change and a new brand, image and web site and (vi) professional fees related to adopting two new accounting standards. These have been expensed as incurred.

Our long-term strategic objectives are to be a Company people want to be a part of that is respected by clients for its excellence in service, products and performance, and to maximize the Company’s intrinsic value per share. Our goals include increasing revenue on a consistent basis, while investing and adding additional talent and complementary services in order to deliver excellent data and results for our clients. We intend to continue enhancing our business development and client services programs and marketing efforts, increasing our visibility in the marketplace and building our brand. We also intend to complete ongoing Company-wide activities intended to enhance the employee experience, client experience and streamline our communication, systems and operations. We have seen our sales and orders grow as we continue to promote our vision.

During fiscal 2019, we have continued to invest in Products research and development in order to upgrade current products and to identify potential new products. We have also further developed and expanded our relationships with distributors and resellers to boost sales in our Products business. We continue to evaluate adding additional partnerships with companies similar to our current partners, Joanneum Research and PalmSens, to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our clients and prospective partners. We believe these measures will prepare us for growth in the long term. With recent investments we believe we have the capacity to meet the growth opportunities being developed.

We plan to continue to emphasize establishing a positive culture, which we believe has significantly reduced our employee turnover and will facilitate our continued recruitment and retention of talent.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the three months ended December 31, 2019, total revenues increased from $8,625 to $12,918, a 49.8% increase as compared to the three months ended December 31, 2018. Gross profit increased from $2,419 to $3,477, a 43.8% increase. Operating expenses were higher by 89.1% as compared to the fiscal 2018 period. The most notable growth in operating expenses is related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team, costs related to the Smithers Avanza Acquisition and the PCRS Acquisition as well as non-recurring costs related to the acquisitions, launching our new brand, recruiting costs for leadership and scientific staff additions, and the adoption of two new accounting standards. These non-recurring, third party costs in the three months ended December 31, 2019 totaled approximately $700. The latest acquisitions were closed May 1, 2019 and December 1, 2019. Further, in the first quarter of fiscal 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $500 compares to a benefit of only $45 in the first quarter of fiscal 2020.

As of December 31, 2019, we had $511 of cash and cash equivalents as compared to $606 of cash and cash equivalents at the end of fiscal 2019. In the first three months of fiscal 2020, we generated $1,454 in cash from operations as compared to $907 in the fiscal 2018 period. Total capital expenditures increased in the first quarter of fiscal 2020 to $2,165 from $684 in the prior year period as we began the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of December 31, 2019, we had a $725 balance on our $5,000 general line of credit, a $948 balance on our $1,100 capex line of credit, a $435 balance on our additional $3,000 capex line of credit and a $5,484 balance on our construction related lines of credit. As described herein, we incurred significant indebtedness in connection with financing the Seventh Wave, the Smithers Avanza and the PCRS Acquisitions and planned expansion of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our Amended and Restated Credit Agreement.

For a detailed discussion of our revenue, margins, earnings and other financial results for the three months ended December 31, 2019, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended December 31,
	2019	2018
Service revenue	94.0%	89.7%
Product revenue	6.0	10.3
Total revenue	100.0	100.0

Cost of Service revenue (a)	73.4	72.4
Cost of Product revenue (a)	68.2	68.4
Total cost of revenue	73.1	72.0

Gross profit	26.9	28.0

Total operating expenses	34.8	27.6

Operating income (loss)	(7.9)	0.5

Other expense	(2.4)	(1.0)

Loss before income taxes	(10.3)	(1.0)

Income taxes	0.8	0.0

Net loss	(11.0)%	(1.0)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

Service and Product Revenues

Revenues for the quarter ended December 31, 2019 increased 49.8% to $12,918 compared to $8,625 for the same period last fiscal year.

Our Service revenue increased 57.0% to $12,142 in the first quarter of fiscal 2020 compared to $7,735 for the prior year period. Nonclinical services revenues increased $4,665 due to an overall increase in the number of studies from the prior year and additional revenues attributable to the Smithers Avanza Acquisition and the PCRS Acquisition of $2,695 and $381, respectively, in the first fiscal quarter of 2020. Bioanalytical analysis revenues decreased by $432 in the first quarter of fiscal 2020, mainly due to a lower number of samples received and analyzed. Other laboratory services revenues were positively impacted by higher pharmaceutical analysis revenues in the first quarter of fiscal 2020 versus the comparable period in fiscal 2019.

	Three Months Ended December 31,
	2019	2018	Change	%
Bioanalytical analysis	$1,327	$1,759	$(432)	(24.6)%
Nonclinical services	10,128	5,463	4,665	85.4%
Other laboratory services	687	513	174	33.9%
	$12,142	$7,735	$4,407

Sales in our Products segment decreased 12.9% in the first quarter of fiscal 2020 to $776 from $890 in the same period of the prior fiscal year. The majority of the decrease stems from lower sales of Culex in-vivo sampling systems. This factor was partially offset by an increase in maintenance and services revenues included in Other instruments, in the first fiscal quarter of 2020.

	Three Months Ended December 31,
	2019	2018	Change	%
Culex, in-vivo sampling systems	$176	$345	$(169)	(49.0)%
Analytical instruments	389	390	(1)	(0.3)%
Other instruments	211	155	56	36.1%
	$776	$890	$(114)

Cost of Revenues

Cost of revenues for the first quarter of fiscal 2020 was $9,441 or 73.1% of revenue, compared to $6,206, or 72.0% of revenue for the prior-year period.

Cost of Service revenue as a percentage of Service revenue increased slightly to 73.4% during the first quarter of fiscal 2020 from 72.4% in the comparable period in fiscal 2019 due to the mix of services provided in the first fiscal quarter, mainly lower bioanalytical analysis revenues which generate higher margins after fixed costs are covered.

Cost of Products revenue as a percentage of Products revenue in the first quarter of fiscal 2020 decreased slightly to 68.2% from 68.4% in the comparable prior year period.

Operating Expenses

Selling expenses for the three months ended December 31, 2020 increased 35.1% to $882 from $653 for the comparable period last fiscal year. This increase is mainly due to the addition of two business development personnel from the Smithers Avanza Acquisition. In addition, non-recurring costs related to the new brand launch of nearly $140 plus exhibitions and travel expenses increased as compared to the first three months of fiscal 2019.

Research and development expenses for the first quarter of fiscal 2020 increased 29.9% over the comparable period last fiscal year to $162 from $124. The increase was primarily due to contract labor utilized for certain services that could not be performed by in-house employees and slightly higher operating supplies used in new product development.

General and administrative expenses for the first quarter of fiscal 2020 increased 115.25% to $3,453 from $1,601 for the comparable prior-year period. The increase was mainly driven by the expenses associated with professional fees related to PCRS acquisition and other non-recurring expenses of over $560 that were incurred in the current fiscal quarter related to recruiting for leadership and scientific staff additions, adopting two new accounting standards, and other one-time events. We do not expect these costs to impact the remainder of fiscal 2020. In addition, the general and administrative expense also includes the administrative expenses for BASi Gaithersburg and Preclinical Services that were not present during the first quarter of fiscal 2019. Further, in the first quarter of fiscal 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $500 compares to a benefit of only $45 in the first quarter of fiscal 2020.

Other Income (Expense)

Other expense for the first quarter of fiscal 2020 was $309, as compared to other expense of $125 for the first quarter of fiscal 2019. The primary reason for the change in expense was the increase in interest expense under our credit arrangements with First Internet Bank, as we entered into new financing arrangements, including as part of the Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Net Income/Loss

As a result of the above described factors, we had a net loss of $1,426 for the first quarter of fiscal 2020 as compared to a net loss of $85 during the first quarter of fiscal 2019.

Income Taxes

Our effective rate for the three months ended December 31, 2019 and 2018 was (7.32) % and (0.34)%, respectively. The current year expense primarily relates to state income taxes. The prior year benefit relates to an Alternative Minimum Tax (AMT) credit carry forward that will be refundable due to AMT being repealed for corporations. This will be refundable for any tax year beginning after 2017 and before 2022 in an amount equal to 50% (100% for tax years beginning in 2021) of the excess minimum tax credit for the tax year, over the amount of the credit allowable for the year against regular tax liability.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the first quarter of fiscal 2020, the Company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At December 31, 2019 and September 30, 2019, respectively, we had $304 and $349 reserved for the remaining liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2019, we had cash and cash equivalents of $511, compared to $606 at September 30, 2019.

Net cash provided by operating activities was $1,454for the three months ended December 31, 2019 compared to cash provided by operating activities of $907 for the three months ended December 31, 2018. Contributing factors to our cash provided by operations in the first three months of fiscal 2020 were noncash charges of $732 for depreciation and amortization, $32 of amortization of finance lease, a net increase in customer advances of $2,501, as a result of increasing orders, an increase in accrued expenses of $666, and an increase in accounts payable of $479. These items were partially offset by an increase of $1,013 in accounts receivable and a net increase in prepaid expenses of $774.

Days’ sales in accounts receivable increased to 79 days at December 31, 2019 from 58 days at September 30, 2019 due to an increase in accounts receivables partly due to the receivables acquired via the PCRS Acquisition and an increase in billings towards the end of the quarter. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first three months of fiscal 2019 are non-cash charges of $713 for depreciation and amortization, a net increase in customer advances of $319 and in accrued expenses of $317 as well as a net decrease in accounts receivable of $516. These items were partially offset by a net decrease in accounts payable of $532 and an increase in prepaid expenses of $227.

Investing activities used $6,165 in the first three months of fiscal 2020 due mainly to capital expenditures of $2,165 as compared to $684 in the first three months of fiscal 2019 and $4,000 cash paid for the PCRS Acquisition. The capital additions during the first quarter of fiscal 2020 consisted of investments in the Evansville expansion, investments in Gaithersburg capacity, upgrades in software as well as laboratory and IT equipment.

Financing activities provided $4,616 in the first three months of fiscal 2020, as compared to a use of $273 during the first three months of fiscal 2019. The main sources of cash in the first three months of fiscal 2020 were from borrowings on the long-term loan of $3,533, borrowings on the Construction loans and Capex lines of credit of $1,089 and $728, respectively, and net cash borrowed against the Revolving Credit facility of $337. Total long-term loan payments were $250. Finance lease payment of $37 and payment of debt issuance cost of $110 also contributed to the use of cash. The main uses of cash in the first quarter of fiscal 2019 were net payments on long-term debt of $224 and capital lease payments of $38.

Capital Resources

Credit Facility

On December 1, 2019, in connection with the PCRS Acquisition, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure lines of credit (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at December 31, 2019 was $3,930. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave Acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at December 31, 2019 was $4,541.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at December 31, 2019 was $1,255.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at December 31, 2019 was $1,500.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at December 31, 2019 was $1,939. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility has a maturity of January 31, 2021 and requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The balance on the Revolving Facility was $725 as of December 31, 2019.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2019, there was a $4,247 balance on the Construction Draw Loan and a $1,237 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and an Equipment Draw Loan each permit the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line provides for borrowings up to the principal amount of $1,100, which the Company may borrow from time to time, subject to the terms of the Credit Agreement. The Initial Capex Line matures on June 30, 2020, and as of December 31, 2019, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a floating per annum rate equal to the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020, at which time the entire balance of the Capex Line, together with accrued but unpaid interest, costs and expenses, shall be due and payable in full.

The Second Capex Line provides for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At December 31, 2019, the balance on the Second Capex Line was $435.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the "Guarantors"). The Company’s obligations under the Credit Agreement and the Guarantor's obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s, BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

The Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. As part of the Preclinical Research Services Acquisition, we also have an unsecured promissory note payable to the Preclinical Research Services Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024.

On January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The Company’s sources of liquidity for fiscal 2020 are expected to consist primarily of cash generated from operations, cash on-hand and additional borrowings available under our Credit Agreement. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of December 31, 2019.

On May 1, 2019 and December 1, 2019, we completed the Smithers Avanza Acquisition and the PCRS Acquisition, respectively. The Smithers Avanza and PCRS businesses constituted 20.2% and 11.2%, respectively, of our total assets at December 31, 2019 and 20.9% and 2.9%, respectively, of our revenues for the three months ended December 31, 2019. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired businesses’ internal controls over financial reporting as of December 31, 2019, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations of the Smithers Avanza and PCRS businesses and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(2)	2.1	Asset Purchase Agreement, dated November 8, 2019, by and among Bioanalytical Systems, Inc., Bronco Research Services LLC and Pre-Clinical Research Services, Inc. and its Shareholder (filed herewith).

(10)	10.1	Amended and Restate Credit Agreement, dated December 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith)..

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 14, 2020	By: /s/ Robert W. Leasure

Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2020	By: /s/ Jill C. Blumhoff

Jill C. Blumhoff
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)