Form 10-Q
period 2020-03-31
BIOANALYTICAL SYSTEMS INC
filed 2020-05-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

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

As of May 8, 2020, 10,864,281 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$198	$606
Accounts receivable
Trade, net of allowance of $493 at March 31, 2020 and $1,759 at September 30, 2019	9,109	7,178
Unbilled revenues and other	3,091	2,342
Inventories, net	1,204	1,095
Prepaid expenses	1,901	1,200
Total current assets	15,503	12,421

Property and equipment, net	27,731	22,828
Operating lease right-of use-assets, net	4,507	—
Finance lease right-to use assets, net	4,668	—
Goodwill	4,368	3,617
Other intangible assets, net	4,606	2,874
Lease rent receivable	132	130
Deferred tax asset	—	31
Other assets	153	79

Total assets	$61,668	$41,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,603	$4,941
Restructuring liability	225	349
Accrued expenses	2,316	2,620
Customer advances	10,869	6,726
Revolving line of credit	2,614	1,063
Capex line of credit	1,036	655
Current portion on long-term operating lease	859	—
Current portion of long-term finance lease	4,602	18
Current portion of long-term debt	1,923	1,109
Total current liabilities	29,047	17,481
Long-term operating leases, net Long-term operating leases	3,896	—
Long-term finance leases, net	60	18
Long-term debt, less current portion, net of debt issuance costs	18,650	13,771
Deferred tax liabilities	90	—
Total liabilities	51,743	31,270

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
35 Series A shares at $1,000 stated value issued and outstanding at March 31, 2020 and at September 30, 2019	35	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,864,281 issued and outstanding at March 31, 2020 and 10,510,694 at September 30, 2019	2,678	2,589
Additional paid-in capital	26,451	25,183
Accumulated deficit	(19,239)	(17,097)
Total shareholders’ equity	9,925	10,710
Total liabilities and shareholders’ equity	$61,668	$41,980

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service revenue	$15,191	$8,131	$27,333	$15,866
Product revenue	821	1,213	1,597	2,103
Total revenue	16,012	9,344	28,930	17,969

Cost of service revenue	10,207	5,951	19,118	11,548
Cost of product revenue	612	832	1,142	1,441
Total cost of revenue	10,819	6,783	20,260	12,989

Gross profit	5,193	2,561	8,670	4,980
Operating expenses:
Selling	1,098	655	1,980	1,308
Research and development	162	145	324	269
General and administrative	4,128	2,210	7,581	3,811
Total operating expenses	5,388	3,010	9,885	5,388

Operating loss	(195)	(449)	(1,215)	(408)

Interest expense	(392)	(122)	(703)	(248)
Other income	10	3	12	4
Net loss before income taxes	(577)	(568)	(1,906)	(652)

Income tax expense	11	1	108	2

Net loss	$(588)	$(569)	$(2,014)	$(654)

Basic net loss per share	$(0.05)	$(0.06)	$(0.19)	$(0.06)
Diluted net loss per share	$(0.05)	$(0.06)	$(0.19)	$(0.06)

Weighted common shares outstanding:
Basic	10,843	10,290	10,756	10,268
Diluted	10,843	10,290	10,756	10,268

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Six Month Period Ended March 31, 2020
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	($17,097)	$10,710
Adoption of accounting standard						(128)	(128)
Net loss						(1,426)	(1,426)
Stock issued in acquisition			240,000	60	1,073		1,133
Stock based compensation			54,363	14	67		81
							-
Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370
Net loss						(588)	(588)
Stock based compensation			26,521	7	116		123
Stock option exercises			32,703	8	12		20
Balance March 31, 2020	35	$35	10,864,281	$2,678	$26,451	(19,239)	$9,925

	Six Month Period Ended March 31, 2019
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	($16,231)	$10,884
Adoption of accounting standard						(76)	(76)
Net loss						(85)	(85)
Stock based compensation					25		25
Balance at December 31, 2018	35	35	10,245,277	2,523	24,582	(16,392)	10,748
Net loss						(569)	(569)
Stock based compensation			44,615	11	99		110
Stock option exercises			639	-	1		1
Balance at March 31, 2019	35	35	10,290,531	2,534	24,682	(16,961)	10,290

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(2,014)	$(654)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,673	1,324
Amortization finance lease	75	—
Change on operating lease	81
Employee stock compensation expense	204	124
Gain on disposal of property and equipment	—	(3)
Unrealized foreign currency gains	5	(136)
Changes in operating assets and liabilities:
Accounts receivable	(1,873)	266
Inventories	(109)	79
Income tax accruals	102	29
Prepaid expenses and other assets	(723)	(227)
Accounts payable	(577)	(145)
Accrued expenses	(422)	(329)
Customer advances	3,791	583
Net cash provided by operating activities	213	911
Investing activities:
Capital expenditures	(3,351)	(2,218)
Cash paid in acquisition	(4,000)	—
Net cash used in investing activities	(7,351)	(2,218)

Financing activities:
Payments on finance lease liability	(79)	—
Payments of long-term debt	(603)	(451)
Payments of debt issuance costs	(111)	(22)
Payments on revolving line of credit	(22,711)	(11,505)
Borrowings on revolving line of credit	24,263	11,914
Borrowings on construction loans	1,089	908
Borrowings on equipment loan	—	285
Borrowings on capex lines of credit	1,329	—
Payments of capital lease obligations	—	(76)
Borrowings on long-term loan	3,533	—
Proceeds from exercise of stock options	20	1
Net cash provided by financing activities	6,730	1,054

Net decrease in cash and cash equivalents	(408)	(253)
Cash and cash equivalents at beginning of period	606	773
Cash and cash equivalents at end of period	$198	$520

Supplemental disclosure of cash flow information:
Cash paid for interest	$494	$225
Preclinical Research Services acquisition:
Assets acquired	$6,435	—
Liabilities assumed	(1,302)	—
Common shares issued	(1,133)	—
Cash paid	$4,000	—

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

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2020 and 2019 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at March 31, 2020. The results of operations for the three and six months ended March 31, 2020 may not be indicative of the results for the fiscal year ending September 30, 2020.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (the “Plan”) was used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2019. In March 2018 our shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 our shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. 893,105 common shares remained available for grant under the Equity Plan as of March 31, 2020.

All options granted under the Plan and the Equity Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and six months ended March 31, 2020 was $123 and $204, respectively. Stock based compensation expense for the three and six months ended March 31, 2019 was $110 and $135, respectively.

A summary of our stock option activity for the six months ended March 31, 2020 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding – October 1, 2019	776	$1.61	$1.22
Exercised	(42)	$1.71	$1.35
Granted	73	$4.73	$3.44
Forfeited	(5)	$1.63	$1.24
Outstanding - March 31, 2020	802	$1.89	$1.41

Exercisable at March 31, 2020	336

The weighted-average assumptions used to compute the fair value of the options granted in the six months ended March 31, 2020 were as follows:

Risk-free interest rate	1.61%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	70.8% - 71.5%
Expected life of the options (years)	8.0

As of March 31, 2020, our total unrecognized compensation cost related to non-vested stock options was $563 and is expected to be recognized over a weighted-average service period of 1.23 years.

During the six months ended March 31, 2020, we granted a total of 81 restricted shares to members of the Company’s leadership team. A summary of our restricted share activity for the six months ended March 31, 2020 is as follows:

Restricted Shares
Outstanding – October 1, 2019	20
Granted	81
Forfeited	—
Outstanding – March 31, 2020	101

As of March 31, 2020, our total unrecognized compensation cost related to non-vested restricted shares was $208 and is expected to be recognized over a weighted-average service period of 1.58 years.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred shares and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 699 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2019 because they were anti-dilutive. Shares issuable upon exercise of 802 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2020 because they were anti-dilutive.

The following table reconciles our computation of basic net loss per share to diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic net loss per share:
Net loss applicable to common shareholders	$(588)	$(569)	$(2,014)	$(654)
Weighted average common shares outstanding	10,843	10,290	10,756	10,268
Basic net loss per share	$(0.05)	$(0.06)	$(0.19)	$(0.06)
Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(588)	$(569)	$(2,014)	$(654)

Weighted average common shares outstanding	10,843	10,290	10,756	10,268
Plus:Incremental shares from assumed conversions:
Series A preferred shares	-	-	-	-
Dilutive stock options/shares	-	-	-	-
Diluted weighted average common shares outstanding	10,843	10,290	10,756	10,268
Diluted net loss per share	$(0.05)	$(0.06)	$(0.19)	$(0.06)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2020	September 30, 2019
Raw materials	$851	$858
Work in progress	178	89
Finished goods	378	346
	1,407	1,293
Obsolescence reserve	(203)	(198)
	$1,204	$1,095

5.	SEGMENT INFORMATION

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue:
Service	$15,191	$8,131	$27,333	$15,866
Product	821	1,213	1,597	2,103
	$16,012	$9,344	$28,930	$17,969

Operating Income (Loss)
Service	$2,575	$877	$3,933	$1,513
Product	(200)	30	(470)	(50)
Corporate	(2,570)	(1,355)	(4,678))	(1,870)
	$(195)	$(449)	$(1,215)	$(408)

Interest expense	(392)	(122)	(703)	(248)
Other income	10	3	12	4
Loss before income taxes	$(577)	$(568)	$(1,906)	$(652)

6.	INCOME TAXES

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

The difference between the enacted federal statutory rate of 21% and our effective rate of (5.94) % for the six months ended March 31, 2020 is due to changes in our valuation allowance on our net deferred tax assets. The impact of the newly enacted federal statutory rate as a result of the Tax Act to the net deferred tax assets is a $1,648 decrease with any offsetting decrease to the valuation allowance.

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

At March 31, 2020 and September 30, 2019, we had no liability for uncertain income tax positions.

We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

We file income tax returns in the U.S. and several U.S. states. We remain subject to examination by taxing authorities in the jurisdictions in which we have filed returns for years after 2014.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, due to the coronavirus pandemic. Among other things, the legislation provides tax relief for businesses. The Company is still assessing any tax benefit, if any, that it could receive under this legislation.

7.	DEBT

Credit Facility

On December 1, 2019, in connection with the PCRS Acquisition (as described in Note 10), we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement was amended on March 27, 2020 to modify the definition of Adjusted EBITDA for purposes of covenant calculations and to modify the terms of the Initial Capex Line. The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at March 31, 2020 was $3,870. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at March 31, 2020 was $4,364.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition (as described in Note 10). Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at March 31, 2020 was $1,209.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at March 31, 2020 was $1,493.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at March 31, 2020 was $1,922. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition (as described in Note 10).

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility has a maturity of January 31, 2021 and requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The balance on the Revolving Facility was $2,614 as of March 31, 2020.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of March 31, 2020, there was a $4,247 balance on the Construction Draw Loan and a $1,237 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and an Equipment Draw Loan each permitted the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of March 31, 2020, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line provides for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At March 31, 2020, the balance on the Second Capex Line was $1,036.

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

The Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. The amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from Pre-Clinical Research Services, Inc. (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. As part of the PCRS Acquisition, we also have an unsecured promissory note payable to the PCRS Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024.

Long term debt is detailed in the table below.

	As of:
	March 31, 2020	September 30, 2019
Initial Term Loan	$3,870	$3,990
Second Term Loan	4,364	4,715
Third Term Loan	1,209	1,271
Fourth Term Loan	1,493	—
Fifth Term Loan	1,922	—
Initial Capex Line	948	—
Subtotal Term Loans	13,806	9,662
Construction and Equipment loans	5,484	4,301
Seller Note – Smithers Avanza	780	810
Seller Note – Preclinical Research Services	784	—
	20,854	15,087
Less:Current portion	(1,923)	(1,109)
Less:Debt issue costs not amortized	(281)	(207)
Total Long-term debt	$18,650	$13,771

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the three and six months ended March 31, 2020, the Company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At March 31, 2020 and September 30, 2019, respectively, we had $225 and $349 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”).  ASU 2016-13 requires an allowance for expected credit losses on financial assets to be recognized as early as day one of the instrument.  This ASU departs from the incurred loss model which means the probability threshold is removed.  It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted. The Company is assessing this pronouncement and does not expect a material impact to the financial statements.

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

The Company’s allocation of the $2,595 purchase price to Smithers Avanza’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of March 31, 2020 was as follows:

Allocation as of March 31, 2020
Assets acquired and liabilities assumed:
Receivables	$1,128
Property and equipment	1,564
Prepaid expenses	147
Goodwill	545
Accrued expenses	(219)
Customer advances	(570)
$2,595

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. Smithers Avanza recorded revenues of $5,052 and net loss of $204 for the six month period ending March 31, 2020.

PCRS acquisition

Overview

On November 8, 2019, the Company and Bronco Research Services LLC, a wholly owned subsidiary of the Company (the “PCRS Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pre-Clinical Research Services, Inc., a Colorado corporation (the “PCRS Seller”), and its shareholder. Pursuant to the Purchase Agreement, on December 1, 2019, the Company indirectly acquired (the “PCRS Acquisition”) substantially all of the assets of PCRS Seller used or useful by PCRS Seller in connection with PCRS Seller's provision of GLP and non-GLP preclinical testing for the pharmaceutical and medical device industries. The total consideration for the PCRS Acquisition was $5,857, which consisted of $1,500 in cash, subject to certain adjustments, 240 of the Company’s common shares valued at $1,133 using the closing price of the Company’s common shares on November 29, 2019 and an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser. The promissory note bears interest at 4.5%. The Company also purchased certain real property located in Fort Collins, Colorado, comprising the main facility for the PCRS Seller’s business and additional property located next to the facility available for future expansion, for $2,500. The Company funded the cash portion of the purchase price for the PCRS Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7. As contemplated by the Purchase Agreement, the Company also entered into a lease arrangement for an ancillary property used by PCRS Seller’s business, located in Livermore, Colorado.

Accounting for the Transaction

Results are included in the Company’s results from the acquisition date of December 1, 2019.

The Company’s allocation of the $5,857 purchase price to PCRS’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The preliminary purchase price allocation as of March 31, 2020 was as follows:

Preliminary Allocation as of March 31, 2020
Assets acquired and liabilities assumed:
Receivables	$578
Property and equipment	2,666
Unbilled revenues	162
Prepaid expenses	27
Goodwill	3,002
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. The Company incurred transaction costs of $248 for the six months ended March 31, 2020 related to the PCRS Acquisition.  These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. PCRS recorded revenues of $1,930 and net income of $304 for the six month period ending March 31, 2020.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and six months ended March 31, 2019 assuming the Smithers Avanza Acquisition and the PCRS Acquisition had occurred as of October 1, 2018 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Smithers Avanza Seller’s operations and the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Smithers Avanza Acquisition and PCRS Acquisition been completed on October 1, 2018.

The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020	March 31, 2020
Total revenues	$11,671	$23,015
Net loss	(1,327)	(2,500)

Pro forma basic net loss per share	$(0.12)	$(0.23)
Pro forma diluted net loss per share	$(0.12)	$(0.23)

11.	REVENUE RECOGNITION

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

The following table presents changes in the Company’s contract liabilities for the six months ended March 31, 2020.

	Balance at September 30, 2019	Additions	Deductions	Balance at March 31, 2020
Contract liabilities: Customer advances	$6,726	$32,188	$(28,045)	$10,869

12.	LEASES

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

The Company’s finance leases are included in property, plant and equipment and current portion of long-term debt.

The Company elected to apply the following practical expedients and accounting policy elections permitted by the standard at transition:

•	The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for 1) leases under the new definition of a lease, 2) lease classification, 3) whether previously capitalized initial direct costs would qualify for capitalization under the standard.

•	The Company elected not to separate lease and non-lease components.

•	The Company elected not to assess whether any land easements are, or contain, leases.

•	The Company elected to record leases with an initial term of 12 months or less directly in the condensed consolidated statement of operations.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	As of	As of
	March 31, 2020	December 31, 2019
Operating right-of-use assets, net	$4,507	$4,739

Current portion of operating lease liabilities	859	864
Long-term operating lease liabilities	3,896	4,044
Total operating lease liabilities	$4,755	$4,908

Finance right-of-use assets, net	4,668	4,641

Current portion of finance lease liabilities	4,602	4,616
Long-term finance lease liabilities	60	17
Total finance lease liabilities	$4,662	$4,633

During the three and six months ended March 31, 2020, the Company had operating lease amortizations of $233 and $443, respectively, and had finance lease amortization of $43 and $75, respectively. Finance lease interest recorded in the three and six months ended March 31, 2020 was $68 and $134, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the three and six months ended March 31, 2020 were:

	Three months ended	Six months ended
	March 31, 2020	March 31, 2020
Operating lease costs:
Fixed operating lease costs	$215	$429
Short-term lease costs	7	21
Variable lease costs	1	2
Sublease income	(159)	(318)
Finance lease costs:
Amortization of right-of-use asset expense	43	75
Interest on finance lease liability	68	134
Total lease cost	$175	$343

The Company serves as lessor to a sublessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s statement of financial position. The Company received rental income of $159 and $318 for the three and six months ended March 31, 2020, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months Ended	Six months Ended
	March 31, 2020	March 31, 2020
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$138
Operating cash flows from finance leases	43	75
Finance cash flows from finance leases	42	79

Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$71	$448

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of March 31, 2020 were:

As of
March 31, 2020
Weighted-average remaining lease term (in years)
Operating lease	5.21
Finance lease	0.32

Weighted-average discount rate (in percentages)
Operating lease	5.22%
Finance lease	5.99%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2020	$889	$4,670
2021	905	30
2022	981	15
2023	964	13
2024	1,343	8
Thereafter	442	-
Total minimum future lease payments	5,524	4,736
Less interest	(769)	(74)
Total lease liability	4,755	4,662

13.	SUBSEQUENT EVENT

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its potential effect on our financial position, results of operations, and cash flows.

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051,282, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.

The Loan, which was in the form of a Note dated April 18, 2020 issued by the Company, matures on April 16, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 16, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on certain other debt obligations. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, amounts under the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In conjunction with the Loan, First Internet Bank approved the borrowing in accordance with the Company’s Amended and Restated Credit Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel of Seventh Wave, Smithers Avanza, and Pre-Clinical Research Services; (ix) our ability to effectively manage current expansion efforts in Evansville and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to develop and build infrastructure and team to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to create and market as one company under One brand name; (xiii) our ability to service our outstanding indebtedness, (xiv) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity and (xv) the impact of COVID-19 on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

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

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), undertook the expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition we have made significant investments in upgrading facilities and equipment, added additional services to provide our clients and filled critical leadership and scientific positions. Over the last 6 months, we have also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing the new trade name and brand Inotiv for our combined service businesses, installing new accounting software systems, building program management functions to enhance management and communication with clients and multi-site programs, further enhancements to client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can build.

Our financial results for the first six months of fiscal 2020 were positively impacted by increases in sales and margins from the acquisitions and internal growth the Company has experienced in the Service business. We saw an increase in corporate expenses as a result of an increase in use of outside services related to building our infrastructure, systems, the introduction of our new trade name and brand Inotiv, recruiting, acquisitions, refinancings and changes in accounting policies. In addition, the financial results were negatively impacted by reduced sales for the Products segment of the business. The Products business serves universities as well as other customers. We saw a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic.

Notwithstanding the COVID-19 pandemic, the Company has maintained its operations. As part of the “essential critical infrastructure” industry, the Company believes it has a special responsibility to maintain business continuity and a normal work schedule to the greatest extent practicable. We are doing the important work of supporting our clients in their efforts towards drug discovery and development, including working with multiple clients, at our multiple sites, on a variety of therapy or vaccine candidates for COVID-19 and many other lifesaving medicines.

Our team has implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work from home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April, 2020 in the amount of $5,051. The funds will be used over the 8 weeks following the receipt of the funds for payroll, utility, rent and interest expenses, in step with our business continuity measures and as allowed under the PPP.

On a more general level, we continue to work on the integration of our combined businesses and added services. We plan to further develop our infrastructure, project management, sales, marketing, client services and branding. We will continue to evaluate additional internal and external growth opportunities and new services to provide to existing clients. We will also continue our efforts to recruit and retain talented people and make investments to develop existing services into “Centers of Excellence” to distinguish our services in the industry.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major “blockbuster” drugs that have or are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the industries we serve has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug and device applications. The number of significant drugs or devices that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

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

During fiscal 2020, we have continued to invest in Products research and development in order to upgrade current products and to identify potential new products. We have also further developed and expanded our relationships with distributors and resellers to boost sales in our Products business. We continue to evaluate adding additional partnerships with companies similar to our current partners, Joanneum Research and PalmSens, to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our clients and prospective partners. We did see a decrease in sales over the last 3 months and are aware our sales could be further impacted by the impact of the COVID-19 pandemic. We will need to continue to closely monitor our customers and competitors’ businesses and potentially amend our strategy as we evaluate the risk and longer-term impact of business changes due to the pandemic.

We plan to continue to emphasize establishing a positive culture, which we believe has significantly reduced our employee turnover and will facilitate our continued recruitment and retention of talent.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the six months ended March 31, 2020, total revenues increased to $28,930 from $17,969, a 61.0% increase from the six months ended March 31, 2019. Gross profit increased to $8,670 from $4,980, a 74.1% increase. Operating expenses were higher by 83.5% in the six months ended March 31, 2020 compared to the six months ended March 31, 2019. The most notable growth in operating expenses is related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team, costs related to the Smithers Avanza Acquisition and the PCRS Acquisition as well as non-recurring costs related to the acquisitions, launching our new brand, recruiting costs for leadership and scientific staff additions, and the adoption of two new accounting standards. These non-recurring, third party costs in the six months ended March 31, 2020 totaled approximately $1,000. The latest acquisitions were closed May 1, 2019 and December 1, 2019. Further, in the first six months of fiscal 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $545 compares to a benefit of only $124 in the first six months of fiscal 2020.

As of March 31, 2020, we had $198 of cash and cash equivalents as compared to $606 of cash and cash equivalents at the end of fiscal 2019. In the first six months of fiscal 2020, we generated $213 in cash from operations as compared to $911 in the same period in fiscal 2019. Total capital expenditures increased in the first six months of fiscal 2020 to $3,351 from $2,218 in the prior year period as we completed the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of March 31, 2020, we had a $2,614 balance on our $5,000 general line of credit, a $1,036 balance on our $3,000 capex line of credit and a $5,484 balance on our construction related lines of credit. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition and the PCRS Acquisition and planned expansion of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our Amended and Restated Credit Agreement.

For a detailed discussion of our revenue, margins, earnings and other financial results for the three and six months ended March 31, 2020, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service revenue	94.9%	87.0%	94.5%	88.3%
Product revenue	5.1	13.0	5.5	11.7
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	67.2	73.2	69.9	72.8
Cost of Product revenue (a)	74.6	68.2	71.5	68.5
Total cost of revenue	67.6	72.6	70.0	72.3

Gross profit	32.4	27.4	30.0	27.7

Total operating expenses	33.7	32.2	34.2	30.0

Operating income (loss)	(1.2)	(4.8)	(4.2)	(2.3)

Other expense	(2.4)	(1.3)	(2.4)	(1.4)

Loss before income taxes	(3.6)	(6.1)	(6.6)	(3.6)

Income taxes	0.1	0.0	0.4	0.0

Net loss	(3.7)%	(6.1)%	(7.0)%	(3.6)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Service and Product Revenues

Revenues for the quarter ended March 31, 2020 increased 71.4% to $16,012 compared to $9,344 for the same period last fiscal year.

Our Service revenue increased 86.8% to $15,191 in the three months ended March 31, 2020 compared to $8,131 for the three months ended March 31, 2019. Nonclinical services revenues increased $6,467 due to an overall increase in the number of studies from the prior year period and additional revenues attributable to the Smithers Avanza Acquisition and the PCRS Acquisition of $2,357 and $1,549, respectively, in the three months ended March 31, 2020. Bioanalytical analysis revenues increased by $504 in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, mainly due to increasing the services we offer, gaining new client relationships and increasing sales with current clients.

	Three Months Ended March 31,
	2020	2019	Change	%
Bioanalytical analysis	$2,386	$1,882	$504	26.8%
Nonclinical services	12,254	5,787	6,467	111.8%
Other laboratory services	551	462	89	19.3%
	$15,191	$8,131	$7,060

Sales in our Products segment decreased 32.2% in the three months ended March 31, 2020 to $821 from $1,213 in the three months ended March 31, 2019. The decrease stems from lower sales of Culex in-vivo sampling systems, as the increase in revenue from analytical instruments was offset by the decrease in maintenance and services revenues included in Other instruments, in the second quarter of fiscal 2020. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments.

	Three Months Ended March 31,
	2020	2019	Change	%
Culex, in-vivo sampling systems	$230	$624	$(394)	(63.1)%
Analytical instruments	532	438	94	21.5%
Other instruments	59	151	(92)	(60.9)%
	$821	$1,213	$(391)

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 was $10,819 or 67.6% of revenue, compared to $6,783, or 72.6% of revenue for the three months ended March 31, 2019.

Cost of Service revenue as a percentage of Service revenue decreased to 67.2% during the three months ended March 31, 2020 from 73.2% in the three months ended March 31, 2019 due to increasing revenues which generate higher margins after fixed costs are covered.

Cost of Products revenue as a percentage of Products revenue in the three months ended March 31, 2020 increased to 74.6% from 68.2% in the three months ended March 31, 2019 due to reduced revenue to cover fixed costs.

Operating Expenses

Selling expenses for the three months ended March 31, 2020 increased 67.6% to $1,098 from $655 compared to the three months ended March 31, 2019. This increase is mainly due to the addition of two business development employees from the Smithers Avanza Acquisition, increased commissions due to increased sales and non-recurring costs related to the new brand and web site launch of nearly $120 as compared to the three months ended March 31, 2019.

Research and development expenses for the three months ended March 31, 2020 increased 11.7% compared to the three months ended March 31, 2019 to $162 from $145. The increase was primarily due to contract labor utilized for certain services that could not be performed by in-house employees and slightly higher operating supplies used in new product development.

General and administrative expenses for the three months ended March 31, 2020 increased 86.8% to $4,128 from $2,210 compared to the three months ended March 31, 2019. The increase was primarily due to additional expenses of $1,110 from Smithers Avanza and PCRS that were not present during the three months ended March 31, 2019, which includes depreciation and amortization of $358, increase in salaries, wages, benefits and non cash stock compensation by adding employees to build infrastructure, other non-recurring expenses of over $200 that were incurred in the current fiscal quarter related to recruiting, adopting two new accounting standards, and other one-time expenses such as acquisition and integration expenses. We do not expect these costs to impact the remainder of fiscal 2020.

Other Income (Expense)

Interest expense for the three months ended March 31, 2020 increased 221.3% to $392 from $122 compared to the three months ended March 31, 2019. The increase was driven by our credit arrangements with First Internet Bank, as we increased borrowings for the Evansville facility expansion and additional equipment and entered into new financing arrangements, including as part of the Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Income Taxes

Our effective tax rates for the three months ended March 31, 2020 and 2019 were (2.15) % and (0.14) %, respectively, and primarily relate to state income taxes.

Net Income/Loss

As a result of the above described factors, we had a net loss of $588 for the three months ended March 31, 2020 as compared to a net loss of $569 during the three months ended March 31, 2019.

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

Service and Product Revenues

Revenues for the six months ended March 31, 2020 increased 61.0% to $28,930 as compared to $17,969 for the six months ended March 31, 2019.

Our Service revenue increased 72.3% to $27,333 in the six months ended March 31, 2020 compared to $15,866 for the six months ended March 31, 2019. Nonclinical services revenues increased due to an overall increase in the number of studies from the prior year and additional revenue attributable to the Smithers Avanza Acquisition and the PCRS Acquisition of $5,052 and $1,930, respectively, during the first half of fiscal 2020.

	Six Months Ended March 31,
	2020	2019	Change	%
Bioanalytical analysis	$3,712	$3,576	$136	3.8%
Nonclinical services	22,382	11,315	11,067	97.8%
Other laboratory services	1,239	975	264	27.1%
	$27,333	$15,866	$11,467

Sales in our Product segment decreased 24.0% in the first six months ended March 31, 2020 to $1,597 from $2,103 when compared to the six months ended March 31, 2019. The decrease stems primarily from decreased sales of our Culex automated in vivo sampling instruments and Other instruments, partly offset by increased sales of our Analytical instruments in the first six months of fiscal 2020. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments.

	Six Months Ended March 31,
	2020	2019	Change	%
Culex, in-vivo sampling systems	$406	$969	$(563)	(58.1)%
Analytical instruments	921	828	94	11.4%
Other instruments	270	306	(36)	(11.8)%
	$1,597	$2,103	$(504)

Cost of Revenues

Cost of revenues for the six months ended March 31, 2020 was $20,260 or 70.0% of revenue, compared to $12,989, or 72.3% of revenue compared to the six months ended March 31, 2019.

Cost of Service revenue as a percentage of Service revenue decreased to 69.9% during the six months ended March 31, 2020 from 72.8% in the six months ended March 31, 2019 due to improved margins from increasing sales with improved margins after covering fixed cost.

Cost of Product revenue as a percentage of Product revenue in the six months ended March 31, 2020 increased to 71.5% from 68.5% in the six months ended March 31, 2019. This increase in the first six months of fiscal 2020 is mainly due to the increase in material cost and adjustment of selling price for in vivo products to stay competitive with the market and some change in product mix.

Operating Expenses

Selling expenses for the six months ended March 31, 2020 increased 51.4% to $1,980 from $1,308 compared to the six months ended March 31, 2019. This increase is mainly due to higher salaries and benefits for the additional sales employees from the Smithers Avanza acquisition, plus slightly higher travel expenses, increased commissions due to increased sales, increased marketing expenses related to our new trade name Inotiv, new web site and branding and increased trade show expenses in the first six months of fiscal 2020 as compared to the same period in the prior year.

Research and development expenses for the six months ended March 31, 2020 increased 20.4% compared to the six months ended March 31, 2019 to $324 from $269. The increase was primarily due to increased consulting expenses due to sourcing certain consulting services that we could not do in-house.

General and administrative expenses for the six months ended March 31, 2020 increased 98.9% to $7,581 from $3,811 compared to the six months ended March 31, 2019. The increase was mainly driven by the additional expense associated with the Smithers Avanza and PCRS operations, which added $2,020 of expenses, including $490 of depreciation and amortization expense, plus increased corporate expenses associated with professional fees related to PCRS acquisition, and other non-recurring expenses related to recruiting, implementing a new accounting system, adopting two new accounting standards, and other one-time expenses. We do not expect these costs to impact the remainder of fiscal 2020. Further, in the six months ended March 31, 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $500 compares to a benefit of only $124 in the six months ended March 31, 2020.

Other Income (Expense)

Interest expense for the six months ended March 31, 2020 increased 183.5% to $703 from $248 compared to the six months ended March 31, 2019. The increase was driven by our credit arrangements with First Internet Bank, as we entered into new financing arrangements, including as part of the Evansville expansion, new equipment financings, Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Income Taxes

Our effective income tax rates for the six months ended March 31, 2020 and 2019 were (5.94)% and (0.25)%, respectively, and primarily relate to state income taxes.

Net Income (Loss)

As a result of the factors described above, net loss for the six months ended March 31, 2020 amounted to $2,014, compared to net loss of $654 for the six months ended March 31, 2019.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2020, we had cash and cash equivalents of $198, compared to $606 at September 30, 2019.

Net cash provided by operating activities was $213 for the six months ended March 31, 2020 compared to cash provided by operating activities of $911 for the six months ended March 31, 2019. Contributing factors to our cash provided by operations in the first six months of fiscal 2020 were noncash charges of $1,673 for depreciation and amortization, $204 for stock compensation expense, $75 of amortization of finance lease and a net increase in customer advances of $3,791, as a result of increasing orders. These items were partially offset by an increase of $1,873 in accounts receivable, an increase of $723 in prepaid expenses and other assets, a decrease of $422 in accrued expenses and a decrease of $577 in accounts payable.

Days’ sales in accounts receivable decreased to 55 days at March 31, 2020 from 58 days at September 30, 2019 due to an increase in revenue, which included revenue from the PCRS Acquisition. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the six months ended March 31, 2019 are non-cash charges of $1,324 for depreciation and amortization, employee stock compensation expense of $124, a net increase in customer advances of $583, a net decrease in accounts receivable of $286, and a net decrease in inventory of $79. These items were partially offset by, among other items, a net decrease in accounts payable of $145, decrease in accrued expenses of $329, increase in prepaid expense of $227 and unrealized foreign currency gain of $136.

Investing activities used $7,351 in the six months ended March 31, 2020 due mainly to capital expenditures of $3,351 as compared to $2,218 in the first six months of fiscal 2019 and $4,000 cash paid for the PCRS Acquisition. The capital additions during the six months ended March 31, 2020 consisted of investments in the Evansville expansion, investments in Gaithersburg capacity, upgrades in software as well as laboratory and IT equipment.

Financing activities provided $6,730 in the six months ended March 31, 2020, compared to $1,054 provided during the six months ended March 31, 2019. The main sources of cash in the first six months of fiscal 2020 were from borrowings on the long-term loan of $3,533, borrowings on the Construction loans and Capex lines of credit of $1,089 and $1,329, respectively, and net cash borrowed against the Revolving Credit facility of $1,552. Total long-term loan payments were $603. Finance lease payments of $79 and payment of debt issuance cost of $111 also contributed to the use of cash. The primary sources of cash in the six months ended March 31, 2019 were borrowings on Construction loans and Capex lines of credit of $908 and $285, respectively, and net cash borrowed against the Revolving Credit facility of $409. Total long-term loan payments were $451 and payments on capital lease obligations were $76.

Capital Resources

Credit Facility

On December 1, 2019, in connection with the PCRS Acquisition, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement was amended on March 27, 2020 to modify the definition of Adjusted EBITDA for purposes of covenant calculations and to modify the terms of the Initial Capex Line. The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

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

Subject to certain conditions precedent, the Construction Draw Loan and an Equipment Draw Loan each permitted the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of March 31, 2020, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

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

The Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. The amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from Pre-Clinical Research Services, Inc. (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

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

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020, as more fully described in Note 13 to the condensed consolidated financial statements. The Company’s sources of liquidity for fiscal 2020 are expected to consist primarily of cash generated from operations, cash on-hand, the Loan and additional borrowings available under our Credit Agreement. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of March 31, 2020.

On May 1, 2019 and December 1, 2019, we completed the Smithers Avanza Acquisition and the PCRS Acquisition, respectively. The Smithers Avanza and PCRS businesses constituted 22.2% and 13.4%, respectively, of our total assets at March 31, 2020 and 17.5% and 6.7%, respectively, of our revenues for the six months ended March 31, 2020. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired businesses’ internal controls over financial reporting as of March 31, 2020, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations of the Smithers Avanza and PCRS businesses and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in this Quarterly Report. In addition to the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, we are exposed to certain additional risks and uncertainties as a result of the recent outbreak of COVID-19. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Among other impacts to date, we believe the outbreak has and may continue to negatively impact demand for our products, including Culex, in-vivo sampling systems. The measures the Company has and may continue to take in response to the outbreak may also impact our business. For example, in response to the outbreak the Company applied for and was granted a Paycheck Protection Program loan (the “PPP Loan”) in the aggregate amount of $5,051,282. The PPP Loan, and any further borrowings, may result in increased leverage and interest expense.

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our and our customers’ respective operations, including with respect to the potential for business shutdowns or disruptions. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K.

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(10)	10.1	Amendment, dated March 27, 2020, to Amended and Restated Credit Agreement, dated December 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (filed herewith).

	10.2	Employment Agreement, dated January 27, 2020, between Bioanalytical Systems, Inc. and Robert Leasure, Jr. (filed herewith).

	10.3	Offer Letter from Bioanalytical Systems, Inc. to Beth A. Taylor. (filed herewith)

	10.4	Resignation and General Release Agreement, dated March 6, 2020, between Bioanalytical Systems, Inc. and Jill C. Blumhoff. (filed herewith)

	10.5	Amended and Restated Bioanalytical Systems, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by the Company on January 28, 2020).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).
	31.2	Certification of Chief Financial Officer (filed herewith).
(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).
	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 14, 2020	BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By: /s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2020	By: /s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)