Form 10-Q
period 2020-06-30
BIOANALYTICAL SYSTEMS INC
filed 2020-08-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 7, 2020, 10,989,066 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,948	$606
Accounts receivable
Trade, net of allowance of $547 at June 30, 2020 and $1,759 at September 30, 2019	8,312	7,178
Unbilled revenues and other	2,899	2,342
Inventories, net	1,490	1,095
Prepaid expenses	1,629	1,200
Total current assets	17,278	12,421

Property and equipment, net	28,594	22,828
Operating lease right-of use-assets, net	4,272	—
Finance lease right-to use assets, net	4,628	—
Goodwill	4,368	3,617
Other intangible assets, net	4,411	2,874
Lease rent receivable	79	130
Deferred tax asset	—	31
Other assets	89	79

Total assets	$63,719	$41,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,202	$4,941
Restructuring liability	158	349
Accrued expenses	3,061	2,620
Customer advances	11,140	6,726
Revolving line of credit	—	1,063
Capex line of credit	2,129	655
Current portion on long-term operating lease	874	—
Current portion of long-term finance lease	4,557	18
Current portion of long-term debt	4,330	1,109
Total current liabilities	29,451	17,481
Long-term operating leases, net Long-term operating leases	3,733	—
Long-term finance leases, net	53	18
Long-term debt, less current portion, net	21,131	13,771
Deferred tax liabilities	124	—
Total liabilities	54,492	31,270

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
25 Series A shares at June 30, 2020 and 35 Series A shares at September 30, 2019 issued and outstanding at $1,000 stated value	25	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,963,675 issued and outstanding at June 30, 2020 and 10,510,694 at September 30, 2019	2,703	2,589
Additional paid-in capital	26,617	25,183
Accumulated deficit	(20,118)	(17,097)
Total shareholders’ equity	9,227	10,710
Total liabilities and shareholders’ equity	$63,719	$41,980

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service revenue	$14,852	$9,689	$42,185	$25,555
Product revenue	913	1,172	2,510	3,275
Total revenue	15,765	10,861	44,695	28,830

Cost of service revenue	10,233	7,004	29,351	18,552
Cost of product revenue	588	728	1,730	2,168
Total cost of revenue	10,821	7,732	31,081	20,720

Gross profit	4,944	3,129	13,614	8,110
Operating expenses:
Selling	692	730	2,672	2,038
Research and development	105	128	429	397
General and administrative	4,624	2,521	12,205	6,332
Total operating expenses	5,421	3,379	15,306	8,767

Operating loss	(477)	(250)	(1,692)	(657)

Interest expense	(382)	(178)	(1,085)	(426)
Other income	1	2	13	5
Net loss before income taxes	(858)	(426)	(2,764)	(1,078)

Income tax expense	21	—	129	2

Net loss	$(879)	$(426)	$(2,893)	$(1,080)

Basic net loss per share	$(0.08)	$(0.04)	$(0.27)	$(0.10)
Diluted net loss per share	$(0.08)	$(0.04)	$(0.27)	$(0.10)

Weighted common shares outstanding:
Basic	10,910	10,493	10,807	10,343
Diluted	10,910	10,493	10,807	10,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Nine Month Period Ended June 30, 2020
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710
Adoption of accounting standard						(128)	(128)
Net loss						(1,426)	(1,426)
Stock issued in acquisition			240,000	60	1,073		1,133
Stock based compensation			54,363	14	67		81
Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370
Net loss						(588)	(588)
Stock based compensation			26,521	7	116		123
Stock option exercises			32,703	8	12		20
Balance at March 31, 2020	35	$35	10,864,281	$2,678	$26,451	$(19,239)	$9,925
Net loss						(879)	(879)
Preferred stock conversion	(10)	(10)	5,000	1	9	—	—
Stock based compensation			40,000	11	166		176
Stock option exercises			54,394	13	(8)		5
Balance at June 30, 2020	25	$25	10,963,675	$2,703	$26,617	$(20,118)	$9,227

	Nine Month Period Ended June 30, 2019
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	$35	10,245,277	$2,523	$24,557	($16,231)	$10,884
Adoption of accounting standard						(76)	(76)
Net loss						(85)	(85)
Stock based compensation					25		25
Balance at December 31, 2018	35	35	10,245,277	2,523	24,582	(16,392)	10,748
Net loss						(569)	(569)
Stock based compensation			44,615	11	99		110
Stock option exercises			639	-	1		1
Balance at March 31, 2019	35	35	10,290,531	2,534	24,682	(16,961)	10,290
Stock issued in acquisition			200,000	50	344		394
Net loss						(426)	(426)
Stock based compensation					71		71
Stock option exercises			6,138	2	3		5
Balance at June 30, 2019	35	35	10,496,669	2,586	25,100	(17,387)	10,334

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(2,893)	$(1,080)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,747	2,037
Amortization finance lease	115	—
Change on operating lease	166	—
Stock compensation expense	380	196
Provision for doubtful accounts	(131)	(166)
Loss (gain) of disposal of property and equipment	2	(3)
Unrealized foreign currency loss (gains)	1	(147)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(701)	(1,477)
Inventories	(395)	63
Income tax accruals	154	30
Prepaid expenses and other assets	(409)	(181)
Accounts payable	(2,040)	664
Accrued expenses	327	719
Customer advances	4,063	912
Net cash provided by operating activities	1,386	1,567
Investing activities:
Capital expenditures	(5,094)	(4,530)
Cash paid in acquisition	(4,000)	(1,271)
Net cash used in investing activities	(9,094)	(5,801)

Financing activities:
Payments on finance lease liability	(130)	—
Payments of long-term borrowings	(1,157)	(1,089)
Payments of debt issuance costs	(111)	(92)
Payments on revolving line of credit	(25,326)	(19,493)
Borrowings on revolving line of credit	24,263	20,065
Borrowings on construction loan	1,286	2,012
Borrowings on capex lines of credit	2,423	460
Payments of capital lease obligations	—	(82)
Borrowings on long-term loan	8,777	2,180
Proceeds from exercise of stock options	25	6
Net cash provided by financing activities	10,050	3,967

Net increase (decrease) in cash and cash equivalents:	2,342	(267)
Cash and cash equivalents at beginning of period	606	773
Cash and cash equivalents at end of period	$2,948	$506

Supplemental disclosure of cash flow information:
Cash paid for interest	$771	$368
Cash paid for acquisitions:
Assets acquired	$6,435	$3,384
Liabilities assumed	(1,302)	(1,719)
Common shares issued	(1,133)	(394)
Cash paid	$4,000	$1,271

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries, including as operating under the trade name “Inotiv” (“We,” “Our,” “Us,” the “Company,” “BASi” and “Inotiv”) engage in contract laboratory research services and other services related to pharmaceutical development, agrochemical and medical device development, biomedical research and government-sponsored research. We also manufacture scientific instruments for life sciences research, which we sell with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2020 and 2019 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at June 30, 2020. The results of operations for the three and nine months ended June 30, 2020 may not be indicative of the results for the fiscal year ending September 30, 2020.

2.	STOCK-BASED COMPENSATION

The Company’s 2008 Stock Option Plan (the “Plan”) was used to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees and aligning their interests with those of our shareholders. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2019. In March 2018 our shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 our shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. 773,556 common shares remained available for grant under the Equity Plan as of June 30, 2020.

All options granted under the Plan and the Equity Plan had an exercise price equal to the fair market value of the underlying common shares on the date of grant. We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method, reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment is recognized at that time. Stock based compensation expense for the three and nine months ended June 30, 2020 was $176 and $380, respectively. Stock based compensation expense for the three and nine months ended June 30, 2019 was $71 and $196, respectively.

A summary of our stock option activity for the nine months ended June 30, 2020 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Outstanding – October 1, 2019	776	$1.61	$1.22
Exercised	(118)	$1.60	$1.26
Granted	138	$4.51	$3.07
Forfeited	(45)	$1.62	$1.23
Outstanding – June 30, 2020	751	$2.14	$1.55

Exercisable at June 30, 2020	314

The weighted-average assumptions used to compute the fair value of the options granted in the nine months ended June 30, 2020 were as follows:

Risk-free interest rate	1.10%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	70.8% - 73.7%
Expected life of the options (years)	8.0

As of June 30, 2020, our total unrecognized compensation cost related to non-vested stock options was $593 and is expected to be recognized over a weighted-average service period of 1.16 years.

During the nine months ended June 30, 2020, we granted a total of 121 restricted shares to members of the Company’s leadership team. A summary of our restricted share activity for the nine months ended June 30, 2020 is as follows:

Restricted Shares
Outstanding – October 1, 2019	20
Granted	121
Forfeited	(18)
Outstanding – June 30, 2020	123

As of June 30, 2020, our total unrecognized compensation cost related to non-vested restricted shares was $347 and is expected to be recognized over a weighted-average service period of 1.46 years.

3.	INCOME (LOSS) PER SHARE

We compute basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred shares and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 773 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2019 because they were anti-dilutive. Shares issuable upon exercise of 751 options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2020 because they were anti-dilutive.

The following table reconciles our computation of basic net loss per share to diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic net loss per share:
Net loss applicable to common shareholders	$(879)	$(426)	$(2,893)	$(1,080)
Weighted average common shares outstanding	10,910	10,493	10,807	10,343
Basic net loss per share	$(0.08)	$(0.04)	$(0.27)	$(0.10)
Diluted net loss per share:
Diluted net loss applicable to common shareholders	$(879)	$(426)	$(2,893)	$(1,080)

Weighted average common shares outstanding	10,910	10,493	10,807	10,343
Plus:Incremental shares from assumed conversions:
Series A preferred shares	—	—	—	—
Dilutive stock options/shares	—	—	—	—
Diluted weighted average common shares outstanding	10,910	10,493	10,807	10,343
Diluted net loss per share	$(0.08)	$(0.04)	$(0.27)	$(0.10)

4.	INVENTORIES

Inventories consisted of the following:

	June 30, 2020	September 30, 2019
Raw materials	$1,257	$858
Work in progress	93	89
Finished goods	297	346
	1,647	1,293
Obsolescence reserve	(157)	(198)
	$1,490	$1,095

5.	SEGMENT INFORMATION

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Service	$14,852	$9,689	$42,185	$25,555
Product	913	1,172	2,510	3,275
	$15,765	$10,861	$44,695	$28,830

Operating Income (Loss)
Service	$2,460	$1,365	$6,393	$2,899
Product	23	23	(447)	(27)
Corporate	(2,960)	(1,659)	(7,638)	(3,529)
	$(477)	$(250)	$(1,692)	$(657)

Interest expense	(382)	(178)	(1,085)	(426)
Other income	1	2	13	5
Loss before income taxes	$(858)	$(426)	$(2,764)	$(1,078)

6.	INCOME TAXES

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

The difference between the enacted federal statutory rate of 21% and our effective rate of (4.6) % for the nine months ended June 30, 2020 is due to changes in our valuation allowance on our net deferred tax assets.

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

At June 30, 2020 and September 30, 2019, we had no liability for uncertain income tax positions.

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

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at June 30, 2020 was $3,809. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at June 30, 2020 was $4,185.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition (as described in Note 10). Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at June 30, 2020 was $1,162.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at June 30, 2020 was $1,493.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at June 30, 2020 was $1,907. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition (as described in Note 10).

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility has a maturity of January 31, 2021 and requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of June 30, 2020.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of June 30, 2020, there was a $4,337 balance on the Construction Draw Loan and a $1,348 balance on the Equipment Draw Loan.

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

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of June 30, 2020, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line provides for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At June 30, 2020, the balance on the Second Capex Line was $2,129.

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

Except as provided below, the Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. The amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from Pre-Clinical Research Services, Inc. (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

The Company entered into a Credit Agreement modification on August 13, 2020 with FIB. Based on the impact of COVID-19 on the Company’s operations and financial performance, FIB suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio for the June 30, 2020 compliance period. The modification also updated the definition of Total Funded Debt under the Credit Agreement to exclude the funding of the Company’s $5,051 loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title 1 of the CARES Act until the SBA has made a determination regarding forgiveness of the loan. Any PPP loan balance not forgiven will thereafter immediately be deemed funded debt for purposes of the Total Funded Debt definition.

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

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the Loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. The Company plans to seek forgiveness of the Loan.

Long term debt is detailed in the table below.

	As of:
	June 30, 2020	September 30, 2019
Initial Term Loan	$3,809	$3,990
Second Term Loan	4,185	4,715
Third Term Loan	1,162	1,271
Fourth Term Loan	1,493	—
Fifth Term Loan	1,907	—
Initial Capex Line	948	—
Subtotal Term Loans	13,504	9,662
Construction and Equipment loans	5,685	4,301
Seller Note – Smithers Avanza	725	810
Seller Note – Preclinical Research Services	768	—
Paycheck Protection Program Loan	5,051	—
	25,733	15,087
Less: Current portion	(4,330)	(1,109)
Less: Debt issue costs not amortized	(272)	(207)
Total Long-term debt	$21,131	$13,771

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the three and nine months ended June 30, 2020, the Company released a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At June 30, 2020 and September 30, 2019, respectively, we had $158 and $349 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, on its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.

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

The Company’s allocation of the $2,595 purchase price to Smithers Avanza’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of June 30, 2020 was as follows:

Allocation as of June 30, 2020
Assets acquired and liabilities assumed:
Receivables	$1,128
Property and equipment	1,564
Prepaid expenses	147
Goodwill	545
Accrued expenses	(219)
Customer advances	(570)
$2,595

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. Smithers Avanza recorded revenues of $8,257 and net loss of $150 for the nine month period ending June 30, 2020.

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

The Company’s allocation of the $5,857 purchase price to PCRS’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The preliminary purchase price allocation as of June 30, 2020 was as follows:

Preliminary Allocation as of June 30, 2020
Assets acquired and liabilities assumed:
Receivable	$578
Property and equipment	2,836
Unbilled receivables	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The preliminary allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. The Company incurred transaction costs of $248 for the nine months ended June 30, 2020 related to the PCRS Acquisition.  These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. PCRS recorded revenues of $3,205 and net income of $133 for the nine month period ending June 30, 2020.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and nine months ended June 30, 2019 assuming the Smithers Avanza Acquisition and the PCRS Acquisition had occurred as of October 1, 2018 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Smithers Avanza Seller’s operations and the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Smithers Avanza Acquisition and PCRS Acquisition been completed on October 1, 2018.

The unaudited pro forma information is as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2019
Total revenues	$12,575	$35,590
Net loss	(644)	(3,144)

Pro forma basic net loss per share	$(0.06)	$(0.29)
Pro forma diluted net loss per share	$(0.06)	$(0.29)

11.	REVENUE RECOGNITION

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

The following table presents changes in the Company’s contract assets and liabilities for the nine months ended June 30, 2020.

	Balance at September 30, 2019	Additions	Deductions	Balance at June 30, 2020
Contract Assets: Unbilled receivables	$2,263	$4,848	$(4,601)	$2,510
Contract liabilities: Customer advances	$6,726	$53,834	$(49,420)	$11,140

12.	LEASES

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

Equipment leases provide for office equipment, laboratory equipment or services the company uses to conduct its operations. Equipment leases range in duration from 30 to 60 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.

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

The Company’s finance leases are included in property, plant and equipment and current portion of long-term debt.

The Company elected to apply the following practical expedients and accounting policy elections permitted by the standard at transition:

•	The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for 1) leases under the new definition of a lease, 2) lease classification, 3) whether previously capitalized initial direct costs would qualify for capitalization under the standard.

•	The Company elected not to separate lease and non-lease components.

•	The Company elected not to assess whether any land easements are, or contain, leases.

•	The Company elected to record leases with an initial term of 12 months or less directly in the condensed consolidated statement of operations.

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

As of
June 30, 2020
Operating right-of-use assets, net	$4,272

Current portion of operating lease liabilities	874
Long-term operating lease liabilities	3,733
Total operating lease liabilities	$4,607

Finance right-of-use assets, net	4,628

Current portion of finance lease liabilities	4,557
Long-term finance lease liabilities	53
Total finance lease liabilities	$4,610

During the three and nine months ended June 30, 2020, the Company had operating lease amortizations of $231 and $674, respectively, and had finance lease amortization of $40 and $115, respectively. Finance lease interest recorded in the three and nine months ended June 30, 2020 was $67 and $201, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the three and nine months ended June 30, 2020 were:

	Three months ended	Nine months ended
	June 30, 2020	June 30, 2020
Operating lease costs:
Fixed operating lease costs	$218	$647
Short-term lease costs	7	28
Variable lease costs	—	2
Sublease income	(159)	(477)
Finance lease costs:
Amortization of right-of-use asset expense	40	115
Interest on finance lease liability	67	201
Total lease cost	$173	$516

The Company serves as lessor to a sublessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s statement of financial position. The Company received rental income of $159 and $477 for the three and nine months ended June 30, 2020, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months Ended	Nine months Ended
	June 30, 2020	June 30, 2020
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74	$212
Operating cash flows from finance leases	40	115
Finance cash flows from finance leases	51	130

Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$0	$448

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of June 30, 2020 were:

As of
June 30, 2020
Weighted-average remaining lease term (in years)
Operating lease	4.95
Finance lease	0.14

Weighted-average discount rate (in percentages)
Operating lease	5.22%
Finance lease	5.89%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2020	$890	$4,573
2021	922	24
2022	989	13
2023	1,114	7
2024	1,027	—
Thereafter	374	—
Total minimum future lease payments	5,316	4,617
Less interest	(709)	(7)
Total lease liability	4,607	4,610

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel of Seventh Wave, Smithers Avanza, and Pre-Clinical Research Services; (ix) our ability to effectively manage current expansion efforts in Evansville and any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to develop and build infrastructure and teams to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to market our services and products under relevant brand names; (xiii) our ability to service our outstanding indebtedness, (xiv) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity and (xv) the impact of COVID-19 on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties. Readers are cautioned that forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors, many of which are beyond our control.

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

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), undertook the expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition we have made significant investments in upgrading facilities and equipment, added additional services to provide our clients and filled critical leadership and scientific positions. Over the last nine months, we have also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing the new trade name and brand Inotiv for our combined service businesses, installing new accounting software systems, investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancements to client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can build.

Our financial results for the first nine months of fiscal 2020 were positively impacted by increases in sales and gross margins from the acquisitions and internal growth the Company has experienced in the Service business. However, the Company did experience program delays and postponements that impacted revenue due to the COVID-19 pandemic, which also impacted earnings. We saw an increase in corporate expenses as a result of continuing to use outside services to support building our infrastructure and systems, the introduction of our new trade name and brand Inotiv, recruiting, acquisitions, refinancings and changes in accounting policies. In addition, the financial results were negatively impacted by reduced sales for the Products segment of the business. The Products business serves universities as well as other customers. We saw a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic.

Notwithstanding the COVID-19 pandemic, we have maintained our operations. As part of the “essential critical infrastructure” industry, we believe we have a special responsibility to maintain business continuity and a normal work schedule to the greatest extent practicable. We are doing the important work of supporting our clients in their efforts towards drug discovery and development, including working with multiple clients, at our multiple sites, on a variety of therapy or vaccine candidates for COVID-19 and many other lifesaving medicines.

Our team has implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work from home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April, 2020 in the amount of $5,051. The funds were used over the 8 weeks following the receipt of the funds for payroll, utility and rent expenses, in step with our business continuity measures and as allowed under the PPP. The Company will seek the forgiveness of the debt when allowed to do so. This debt is recorded as a liability on the balance sheet.

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

Business Overview

The Company provides contract research services to pharmaceutical, agrochemical and medical device companies, biomedical research organizations and government-sponsored research centers. The Company integrates innovative laboratory services into its consultative practice to support clients’ drug discovery and development objectives for improved decision-making in toxicology, metabolism and disposition and regulated bioanalysis. Our manufacture of scientific instruments and related software for life sciences research also creates innovative solutions for clients. Our clients are located throughout the world. We derive our revenues from sales of our research services and drug development instruments, both of which are primarily focused on evaluating drug safety and efficacy.

We support both the non-clinical and clinical development needs of researchers and clinicians primarily for small molecule drug candidates, but also including chemical products and biomedical devices. We believe our scientists have the skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, medicine, analytical chemistry, drug disposition and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to many of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing medicines and medical devices.

Our business is largely dependent on the level of pharmaceutical and biotechnology companies' efforts in new drug discovery and approval. Our contract research services segment is a direct beneficiary of these efforts, through outsourcing of research work by these companies. Our products segment is an indirect beneficiary of these efforts, as increased drug development leads to capital expansion, providing opportunities to sell the equipment we produce and the consumable supplies that support our products.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major “blockbuster” drugs that have or are nearing the end of their patent protections. This puts significant pressure on these companies both to develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the industries we serve have turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new drug and device applications. The number of significant drugs or devices that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

We also believe that the development of innovative new drugs is evolving, evidenced by the significant reduction of expenditures on research and development at several major international pharmaceutical companies, accompanied by increases in outsourcing and investments in smaller start-up companies that are performing the early discovery and development work on new compounds. Many of these smaller companies are funded by either venture capital or pharmaceutical investment, or both, and generally do not build internal staffs that possess the extensive scientific and regulatory skills required to perform the various activities necessary to progress a drug candidate to the filing of an Investigational New Drug application with the FDA.

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

Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions is critical to our success. Sustained growth will require additional investment in future periods. Positive cash flow and access to capital will be important to our ability to make such investments.

Over the last two years, we were able to see our new vision start to come to fruition as we addressed deferred maintenance issues, made strategic investments in new equipment, recruited critical leadership positions and scientists and obtained additional financing which allowed us to complete multiple acquisitions and expansions of existing facilities. Our goals included increasing revenue on a consistent basis while investing and adding talent, capacity and complementary services.

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

During fiscal 2020, we have continued to invest in Products research and development in order to upgrade current products and to identify potential new products. We have also further developed and expanded our relationships with distributors and resellers to boost sales in our Products business. We continue to evaluate adding additional partnerships with companies similar to our current partners to expand our Product offerings. Further, we have added key talent to help drive sales and development of our Products and to solidify relationships with our clients and prospective partners. We did see a decrease in sales over the last nine months and are aware our sales could be further impacted by the COVID-19 pandemic. We will continue to closely monitor our customers and competitors’ businesses and potentially amend our strategy as we evaluate the risk and longer-term impact of business changes due to the pandemic.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the nine months ended June 30, 2020, total revenues increased to $44,695 from $28,830, a 55.0% increase from the nine months ended June 30, 2019. We had clients who delayed some large programs and we had start dates for other programs that were postponed. We estimate that the impact on revenue in the nine months ended June 30, 2020 was approximately $2,000 from the delays and postponements. Gross profit increased to $13,614 from $8,110, a 67.9% increase. Operating expenses were higher by 74.6% in the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019. The most notable growth in operating expenses is related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team, costs related to the Smithers Avanza Acquisition and the PCRS Acquisition as well as non-recurring costs related to the acquisitions, launching our new brand, recruiting costs for leadership and scientific staff additions, the adoption of two new accounting standards and upgrades to our IT infrastructure. These non-recurring, third party costs in the nine months ended June 30, 2020 totaled approximately $1,100. The latest acquisitions were closed May 1, 2019 and December 1, 2019. Further, in the first nine months of fiscal 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $623 compares to a benefit of only $208 in the first nine months of fiscal 2020.

As of June 30, 2020, we had $2,948 of cash and cash equivalents as compared to $606 of cash and cash equivalents at the end of fiscal 2019. In the first nine months of fiscal 2020, we generated $1,386 in cash from operations as compared to $1,567 in the same period in fiscal 2019. Total capital expenditures increased in the first nine months of fiscal 2020 to $5,094 from $4,530 in the prior year period as we completed the expansion at our Evansville facility and invested in laboratory and IT equipment at all sites.

As of June 30, 2020, we did not have an outstanding balance on our $5,000 general line of credit, we had a $2,129 balance on our $3,000 capex line of credit and a $5,685 balance on our construction related lines of credit. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition and the PCRS Acquisition and planned expansion of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our Amended and Restated Credit Agreement.

For a detailed discussion of our revenue, margins, earnings and other financial results for the three and nine months ended June 30, 2020, see “Results of Operations” below.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service revenue	94.2%	89.2%	94.4%	88.6%
Product revenue	5.8	10.8	5.6	11.4
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	68.9	72.3	69.6	72.6
Cost of Product revenue (a)	64.4	62.1	68.9	66.2
Total cost of revenue	68.6	71.2	69.5	71.9

Gross profit	31.4	28.8	30.5	28.1

Total operating expenses	34.4	31.1	34.2	30.4

Operating income (loss)	(3.0)	(2.3)	(3.8)	(2.3)

Other expense	(2.4)	(1.6)	(2.4)	(1.5)

Loss before income taxes	(5.4)	(3.9)	(6.2)	(3.7)

Income taxes	0.1	0.0	0.3	0.0

Net loss	(5.6)%	(3.9)%	(6.5)%	(3.7)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Service and Product Revenues

Revenues for the quarter ended June 30, 2020 increased 45.2% to $15,765 compared to $10,861 for the same period last fiscal year.

Our Service revenue increased 53.3% to $14,852 in the three months ended June 30, 2020 compared to $9,689 for the three months ended June 30, 2019. Internal growth from existing operations consisted of 21.7% or $2,104 of the increase in revenue. $3,059 or 31.6% of the growth was attributable to additional revenues from the Smithers Avanza Acquisition and the PCRS Acquisition of $1,784 and $1,275, respectively. Nonclinical services revenues increased $4,257 in the three months ended June 30, 2020 from the prior year period due to an overall increase in the number of studies. Bioanalytical analysis revenues increased by $620 in the three months ended June 30, 2020 compared to the three months ended June 30, 2019, mainly due to increasing the services we offer, gaining new client relationships and increasing sales with current clients. We did see an estimated $2,000 decrease in Service revenue during the three months ended June 30, 2020 due to program delays or postponements by clients as a result of the COVID-19 pandemic.

	Three Months Ended June 30,
	2020	2019	Change	%
Bioanalytical analysis	$1,985	$1,365	$620	45.4%
Nonclinical services	12,125	7,868	4,257	54.1%
Other laboratory services	742	456	286	62.7%
	$14,852	$9,689	$5,163

Sales in our Products segment decreased 22.2% in the three months ended June 30, 2020 to $913 from $1,172 in the three months ended June 30, 2019. The decrease stems from lower sales of Culex in-vivo sampling systems and analytical instruments, which was slightly offset by the increase in maintenance and services revenues included in other instruments, in the third quarter of fiscal 2020. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments.

	Three Months Ended June 30,
	2020	2019	Change	%
Culex, in-vivo sampling systems	$404	$599	$(195)	(32.6)%
Analytical instruments	381	462	(81)	(17.5)%
Other instruments	128	111	17	15.3%
	$913	$1,172	$(259)

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 was $10,821 or 68.6% of revenue, compared to $7,732, or 71.2% of revenue for the three months ended June 30, 2019.

Cost of Service revenue as a percentage of Service revenue decreased to 68.9% during the three months ended June 30, 2020 from 72.3% in the three months ended June 30, 2019 due to increasing revenues which generate higher margins after fixed costs are covered.

Cost of Products revenue as a percentage of Products revenue in the three months ended June 30, 2020 increased to 64.4% from 62.1% in the three months ended June 30, 2019 due to reduced revenue to cover fixed costs.

Operating Expenses

Selling expenses for the three months ended June 30, 2020 decreased 5.2% to $692 from $730 compared to the three months ended June 30, 2019. The increase in the number of sales associates and increased wages were offset by the decrease in trade shows, conferences and travel expenses due to the COVID-19 pandemic as our sales team has been meeting with clients virtually.

Research and development expenses for the three months ended June 30, 2020 decreased 26.1% compared to the three months ended June 30, 2019 to $105 from $142. The decrease was primarily due to lower contract labor utilized for certain services that could not be performed by in-house employees and slightly lower operating supplies used in new product development.

General and administrative expenses for the three months ended June 30, 2020 increased 83.4% to $4,624 from $2,521 compared to the three months ended June 30, 2019. The increase was primarily due to additional expenses of $711 from Smithers Avanza and PCRS that were not present during the three months ended June 30, 2019, which includes depreciation and amortization of $189, increased salaries, wages, benefits and non cash stock compensation by adding employees to build infrastructure, increased depreciation expense, and other non-recurring expense of approximately $100 relating to recruiting, implementing a new accounting system and other IT enhancements.

Other Income (Expense)

Interest expense for the three months ended June 30, 2020 increased 114.6% to $382 from $178 compared to the three months ended June 30, 2019. The increase was driven by our credit arrangements with First Internet Bank, as we increased borrowings for the Evansville facility expansion and additional equipment and entered into new financing arrangements, including as part of the Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Income Taxes

Our effective tax rates for the three months ended June 30, 2020 and 2019 were (2.4)% and (0.2)%, respectively, and primarily relate to state income taxes.

Net Income/Loss

As a result of the above described factors, we had a net loss of $879 for the three months ended June 30, 2020 as compared to a net loss of $426 during the three months ended June 30, 2019.

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

Service and Product Revenues

Revenues for the nine months ended June 30, 2020 increased 55.0% to $44,695 as compared to $28,830 for the nine months ended June 30, 2019. Internal growth from existing operations consisted of 20.2% or $5,825 of the increase in sales. $10,040 or 34.8% of the growth was attributable to additional revenues from the Smithers Avanza Acquisition and the PCRS Acquisition of $6,835 and $3,205, respectively, during the nine months ended June 30, 2020.

Our Service revenue increased 65.1% to $42,185 in the nine months ended June 30, 2020 compared to $25,555 for the nine months ended June 30, 2019. Nonclinical services revenues increased due to an overall increase in the number of studies from the prior year. We did see an estimated $2,000 decrease in Service revenue during the nine months ended June 30, 2020 due to program delays or postponements by clients as a result of the COVID-19 pandemic.

	Nine Months Ended June 30,
	2020	2019	Change	%
Bioanalytical analysis	$5,899	$4,940	$959	19.4%
Nonclinical services	34,301	19,184	15,117	78.8%
Other laboratory services	1,985	1,431	554	38.7%
	$42,185	$25,555	$16,630

Sales in our Product segment decreased 23.4% in the first nine months ended June 30, 2020 to $2,510 from $3,275 when compared to the nine months ended June 30, 2019. The decrease stems primarily from decreased sales of our Culex automated in vivo sampling instruments and Other instruments, slightly offset by increased sales of our Analytical instruments in the first nine months of fiscal 2020. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments.

	Nine Months Ended June 30,
	2020	2019	Change	%
Culex, in-vivo sampling systems	$808	$1,568	$(760)	(48.5)%
Analytical instruments	1,304	1,290	14	1.1%
Other instruments	398	417	(19)	(4.6)%
	$2,510	$3,275	$(765)

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2020 was $31,081 or 69.5% of revenue, compared to $20,720, or 71.9% of revenue compared to the nine months ended June 30, 2019.

Cost of Service revenue as a percentage of Service revenue decreased to 69.9% during the nine months ended June 30, 2020 from 72.6% in the nine months ended June 30, 2019 due to improved margins from increasing sales after covering fixed cost.

Cost of Product revenue as a percentage of Product revenue in the nine months ended June 30, 2020 increased to 68.9% from 66.2% in the nine months ended June 30, 2019. This increase in the first nine months of fiscal 2020 is mainly due to the increase in material cost and adjustment of selling price for in vivo products to stay competitive with the market and some change in product mix.

Operating Expenses

Selling expenses for the nine months ended June 30, 2020 increased 31.1% to $2,672 from $2,038 compared to the nine months ended June 30, 2019. This increase in the first nine months of fiscal 2020 as compared to the same period in the prior year is mainly due to higher salaries and benefits for the additional sales employees from the Smithers Avanza acquisition, increased commissions due to increased sales and increased marketing expenses related to our new trade name Inotiv, new web site and branding, partially offset by lower travel and trade show expenses due to the COVID-19 pandemic, as our sales and marketing teams have recently been conducting meetings virtually.

Research and development expenses for the nine months ended June 30, 2020 increased 8.1% compared to the nine months ended June 30, 2019 to $429 from $397. The increase was primarily due to increased consulting expenses due to sourcing certain consulting services that we could not do in-house.

General and administrative expenses for the nine months ended June 30, 2020 increased 92.8% to $12,205 from $6,332 compared to the nine months ended June 30, 2019. The increase was mainly driven by the additional expense associated with the Smithers Avanza and PCRS operations, which added $2,460 of expenses, including $679 of depreciation and amortization expense, plus increased salaries, wages, benefits and non cash stock compensation by adding employees to build infrastructure, severance expense related to changes in management, increased depreciation expense, increased corporate expenses associated with professional fees related to PCRS acquisition, and other non-recurring expenses of approximately $1,100 related to recruiting, implementing a new accounting system, adopting two new accounting standards, and other one-time expenses. We do not expect the non-recurring costs to impact the remainder of fiscal 2020. Further, in the nine months ended June 30, 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $623 compares to a benefit of only $208 in the nine months ended June 30, 2020.

Other Income (Expense)

Interest expense for the nine months ended June 30, 2020 increased 154.7% to $1,085 from $426 compared to the nine months ended June 30, 2019. The increase was driven by our credit arrangements with First Internet Bank, as we entered into new financing arrangements, including as part of the Evansville expansion, new equipment financings, Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Income Taxes

Our effective income tax rates for the nine months ended June 30, 2020 and 2019 were (4.6)% and (0.2)%, respectively, and primarily relate to state income taxes.

Net Income (Loss)

As a result of the factors described above, net loss for the nine months ended June 30, 2020 amounted to $2,893, compared to net loss of $1,080 for the nine months ended June 30, 2019.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2020, we had cash and cash equivalents of $2,948, compared to $606 at September 30, 2019.

Net cash provided by operating activities was $1,386 for the nine months ended June 30, 2020 compared to cash provided by operating activities of $1,567 for the nine months ended June 30, 2019. Contributing factors to our cash provided by operations in the first nine months of fiscal 2020 were noncash charges of $2,747 for depreciation and amortization, $380 for stock compensation expense, $115 of amortization of finance lease, $166 change on operating lease, $327 increase in accrued expenses and a net increase in customer advances of $4,036, as a result of increasing orders. These items were partially offset by an increase of $701 in accounts receivable, an increase of $395 in inventories, an increase of $409 in prepaid expenses and other assets, and a decrease of $2,040 in accounts payable.

Days’ sales in accounts receivable decreased to 51 days at June 30, 2020 from 58 days at September 30, 2019. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the nine months ended June 30, 2019 are non-cash charges of $2,037 for depreciation and amortization, employee stock compensation expense of $196, a net increase in customer advances of $912, a net increase in accounts payable of $664 and an increase in accrued expenses of $719. These items were partially offset by, among other items, a net decrease in accounts receivable of $1,477, an increase in prepaid expenses and other assets of $181 and an unrealized foreign currency gain of $147.

Investing activities used $9,094 in the nine months ended June 30, 2020 due mainly to capital expenditures of $5,094 as compared to $4,530 in the first nine months of fiscal 2019 and $4,000 cash paid for the PCRS Acquisition. The capital additions during the nine months ended June 30, 2020 consisted of investments in the Evansville expansion, investments in Gaithersburg capacity, upgrades in software as well as laboratory and IT equipment.

Financing activities provided $10,050 in the nine months ended June 30, 2020, compared to $3,967 provided during the nine months ended June 30, 2019. The main sources of cash in the first nine months of fiscal 2020 were from borrowings on the long-term loan of $3,726, funds received from the PPP loan of $5,051 and borrowings on the Construction loan and Capex lines of credit of $1,287 and $2,423, respectively. Total long-term loan payments were $1,157 and net repayments on the Revolving Credit facility were $1,063. Finance lease payments of $130 and payment of debt issuance cost of $111 also contributed to the use of cash. The primary sources of cash in the nine months ended June 30, 2019 were borrowings on Long-Term debt of $2,180, borrowings on the Construction loan and Capex lines of credit of $2,012 and $460, respectively, and net cash borrowed against the Revolving Credit facility of $572. Total long-term loan payments were $1,089 and payments on capital lease obligations were $82.

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

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at June 30, 2020 was $3,809. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at June 30, 2020 was $4,185.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at June 30, 2020 was $1,162.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at June 30, 2020 was $1,493.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at June 30, 2020 was $1,907. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility has a maturity of January 31, 2021 and requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of June 30, 2020.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of June 30, 2020, there was a $4,337 balance on the Construction Draw Loan and a $1,348 balance on the Equipment Draw Loan.

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

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of June 30, 2020, had a balance of $948. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line provides for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At June 30, 2020, the balance on the Second Capex Line was $2,129.

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

Except as provided below, the Credit Agreement includes financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. The amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from Pre-Clinical Research Services, Inc. (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

The Company entered into a Credit Agreement modification on August 13, 2020 with FIB. Based on the impact of COVID-19 on the Company’s operations and financial performance, FIB suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio for the June 30, 2020 compliance period. The modification also updated the definition of Total Funded Debt under the Credit Agreement to exclude the funding of the Company’s $5,051 loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title 1 of the CARES Act until the SBA has made a determination regarding forgiveness of the loan. Any PPP loan balance not forgiven will thereafter immediately be deemed funded debt for purposes of the Total Funded Debt definition.

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

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. We plan to seek forgiveness of the loan.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2020.

On December 1, 2019, we completed the PCRS Acquisition. The PCRS business constituted 14.1%, of our total assets at June 30, 2020 and 7.2%, of our revenues for the nine months ended June 30, 2020. As permitted by SEC guidance for newly acquired businesses, because it was not possible to complete an effective assessment of the acquired business’ internal controls over financial reporting as of June 30, 2020, the Company’s management has excluded such internal controls over financial reporting from its evaluation of the Company’s disclosure controls and procedures as disclosed herein. The Company’s management is in the process of reviewing the operations of the PCRS business and implementing the Company’s internal control structure over the acquired operations.

Changes in Internal Controls

Other than described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Among other impacts to date, we believe the outbreak has and may continue to negatively impact demand for our products, including Culex, in-vivo sampling systems. We have also had clients delay or postpone some large Service segment programs. We estimate that the impact on revenue in the nine months ended June 30, 2020 from these delays and postponements was approximately $2,000. The measures the Company has and may continue to take in response to the outbreak may also impact our business. For example, in response to the outbreak the Company applied for and was granted a Paycheck Protection Program loan (the “PPP Loan”) in the aggregate amount of $5,051,282. The PPP Loan, and any further borrowings, may result in increased leverage and interest expense.

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

If there were an event of default under our Credit Agreement, First Internet Bank could cause all amounts outstanding under that agreement to be due and payable immediately or exercise other available remedies, which may have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our Credit Agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties, including those arising as a result of COVID-19, may impact our ability to comply with our obligations under the Credit Agreement.  For example, based on the impact of COVID-19 on the Company’s operations and financial performance, First Internet Bank agreed to suspend testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio covenants under the Credit Agreement for the June 30, 2020 compliance period and to modify the definition of Total Funded Debt to at least temporarily exclude Paycheck Protection Program funding received by the Company in connection with the pandemic. Absent these modifications, the Company would not have been in compliance with the Fixed Charge Coverage Ratio or the Cash Flow Leverage Ratio at June 30, 2020.

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

ITEM 5.

On August 13, 2020, the Company executed a Credit Agreement modification with First Internet Bank.  As part of the modification, First Internet Bank suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio under the Credit Agreement for the June 30, 2020 compliance period based on the impact of COVID-19 on the Company’s operations and financial performance.  The modification also updated the definition of Total Funded Debt under the Credit Agreement to exclude the funding of the Company’s $5,051 loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title 1 of the CARES Act until the SBA has made a determination regarding forgiveness of the loan. Any PPP loan balance not forgiven will thereafter immediately be deemed funded debt for purposes of the Total Funded Debt definition.

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(10)	10.1	Promissory note, dated April 18, 2020, entered into by Bioanalytical Systems, Inc. in favor of Huntington National Bank pursuant to the Paycheck Protection Program as administered by the U.S. Small Business Administration (filed herewith).

	10.2	Separation Agreement, dated June 12, 2020, between Bioanalytical Systems, Inc. and Daniel Thomas Oakley (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 14, 2020	BIOANALYTICAL SYSTEMS, INC.
(Registrant)

By: /s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By: /s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)