Form 10-K
period 2020-09-30
BIOANALYTICAL SYSTEMS INC
filed 2020-12-22
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2020.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

Based on the closing price on the NASDAQ Capital Market on March 31, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $24,989,000. As of December 11, 2020, 11,058,366 of registrant's common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be delivered to stockholders in connection with the 2021 Annual Meeting of Stockholders have been incorporated by reference into Part III of this report.

PART I

This Report contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and/or Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our products and services; (iii) trends in the industries that consume our products and services; (iv) our ability to develop new products and services; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to effectively integrate the operations and personnel related to recent acquisitions (ix) our ability to effectively manage any future expansion or acquisition initiatives undertaken by the Company; (x) our ability to develop and build infrastructure and teams to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to market our services and products under relevant brand names; (xiii) our ability to service our outstanding indebtedness; (xiv) our expectations regarding the volume of new bookings, pricing, gross margins and liquidity and (xv) the impact of COVID-19 on the economy, demand for our services and products and our operations, including measures taken by government authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors beginning on page 16 of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law. The following amounts are in thousands unless otherwise indicated.

ITEM 1–BUSINESS

General

Bioanalytical Systems, Inc. and its subsidiaries, including as operating under the trade name “Inotiv” (“We,” “Our,” “us,” the “Company,” “BASi,” or “Inotiv”) is a contract research organization ("CRO") that provides drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to provide drug and product developers with superior scientific research and innovative analytical instrumentation in order to bring revolutionary new drugs and products to market quickly and safely. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective drugs and products and maximize the returns on their research and development investments. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. The Company has been involved in the research of drugs and products to treat diseases in numerous therapeutic areas for over 45 years since its formation as a corporation organized in Indiana in 1974.

We support both the non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also including biotherapeutics and devices. We believe that our scientists have the skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, medicine, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to some of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing therapies.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "blockbuster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now driven by smaller, venture capital funded drug discovery companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of their research within their organizations and are therefore dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies have provided significant new opportunities for the CRO industry, including BASI. We believe that the Company is ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

Industry Overview

Drug discovery and development is the process of creating drugs for the treatment of human and animal disease. The drug discovery process aims to identify potential drug candidates, while the drug development process involves the testing of these drug candidates in animals and humans to meet requirements for regulatory approval. The process for researching and developing new medicines is growing in difficulty and length. On average, it takes at least ten years for a new medicine to complete the journey from initial discovery to the marketplace, with clinical trials alone taking six to seven years on average. The average cost to research and develop each successful drug is estimated to be $2.6 billion. This number incorporates the cost of failures, as only a few of the thousands and sometimes millions, of compounds that may be screened and assessed early in the R&D process, will ultimately receive regulatory approval. The overall probability of clinical success (the likelihood that a drug entering clinical testing will eventually be approved) is estimated to be less than 10%.

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

Increase in Potential New Drug Candidates

While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug or device candidate have also generally increased. Many small and virtual pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of the new drug and device candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

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

Mergers and Acquisitions

Consolidation in the pharmaceutical industry as well as its supporting contract research industry is commonplace. As pharmaceutical industry firms blend personnel, resources and business activities, we believe they will continue to streamline operations and minimize staffing, which will lead to more outsourcing and a dependence on small and virtual drug discovery efforts to feed their pipelines. Consolidation may result in a disruption in the progress of drug development programs as merging companies rationalize their respective drug development pipelines. In addition, we believe that recent consolidation within the contract research industry has created a unique opportunity for the emergence of mid-market CRO providers who can offer clients a high degree of “touch” not only in study execution, but in program design and regulatory agency interactions.

Biotechnology Industry and Virtual Drug Company Growth

The U.S. biotechnology industry has grown rapidly over the last two decades and has emerged as a key client segment for the drug discovery and development services industry. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology drug developers do not have sufficient in-house resources to conduct early stage drug development. Many new companies choose only to carry a product to a developed stage sufficient to attract a partner who will manufacture and market the drug. Because of the time and cost involved, these companies rely heavily on CROs to conduct research for their drug candidates.

Unique Technical Expertise

The increasing complexity of new drug candidates requires highly specialized, innovative, solution-driven research not available in all client labs. We believe that this need for unique technical expertise will increasingly lead to outsourcing of research activity. We believe further that the reliance of the pharmaceutical industry on small innovative drug discovery companies, which are often overlooked by large CROs, creates an opportunity for strategic partnership with small, consulting-based and innovative CROs such as ours.

Data Management and Quality Expertise

Our clients and worldwide regulatory authorities require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. We have made investments in software throughout our contract services groups to optimize efficiency and promote compliance with regulations and market expectations.

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

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our clients maximize the return on their research and development investments. Our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 45 years of operation.

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

2)            The clinical phase further explores the safety and efficacy of the drug candidate in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is critical, particularly for new chemical entities. During the clinical phase of development, additional non-clinical animal studies (including sub-chronic and chronic toxicology studies, carcinogenicity studies, reproductive toxicology studies) are performed to allow the drug to proceed through clinical development and to support product registration.

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

Our services include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and to demonstrate that the availability is consistent between formulations. We also offer in-vitro bioequivalence testing for poorly absorbed oral drugs. We offer support and testing services in clinical sample development, release and stability.

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

Increases in our services offerings have resulted in our ability to provide a broader range of services to our clients, often using combined services of several disciplines to address program needs. Our ability to solve problems by combining our knowledge base, services and products has been a factor in our selection by small start-up biotechnology companies and major pharmaceutical companies to assist in several preclinical through post-approval phases.

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

Contract Research Services

The contract research services segment provides screening and pharmacological testing, nonclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the contract research services segment were $57.2 million for fiscal 2020. The following is a description of the services provided by our contract research services segment:

•	Analytical Method Development and Validation: Analytical methods, primarily performed in St. Louis, Missouri (St. Louis) and West Lafayette, Indiana (West Lafayette), are developed and validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support. Both early-stage, fit-for-purpose discovery methods and fully GLP-validated methods are generated to provide appropriate and timely responses to the client’s situation.

•	Drug Metabolism, Bioanalysis, and Pharmacokinetics Testing: We analyze samples from in vitro, preclinical and clinical studies to identify and measure drug and metabolite concentrations in complex biological matrices. Drug metabolism, bioanalysis and pharmacokinetics studies are performed at our facilities in St. Louis and West Lafayette.

•	Stability Testing: We test stability of nonclinical drug dosing formulations and collected bioanalysis samples to ensure the integrity of all solutions used in nonclinical and clinical studies and post-study analyses. Results from sample shipping and storage studies assist our clients in maintaining sample integrity throughout the process from collection to analysis. We perform these studies at our facility in Gaithersburg, Maryland (Gaithersburg), St. Louis, and West Lafayette.

•	In Vivo Pharmacology: We provide preclinical in vivo sampling services for the continuous monitoring of chemical changes in life, in particular, how a drug enters, travels through, and is metabolized in living systems. Those services are performed in customized facilities in St. Louis and West Lafayette using our robotic Culex® APS (Automated Pharmacology System). In addition, we conduct selected focused animal pharmacology studies evaluating efficacy of new drug candidates at our facility in St. Louis.

•	Non-clinical Toxicology and Pathology Services: We provide safety testing in studies ranging from acute safety evaluation of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana (Evansville), St. Louis, and Gaithersburg sites. At our Gaithersburg site, safety evaluation focused on developmental and reproductive toxicology is also conducted. Our capabilities in toxicologic pathology and evaluation of tissues from animal efficacy models are located in our St. Louis site. Our site in Fort Collins, Colorado offers surgical modeling and focused evaluation of biomedical devices.

•	Archiving Services: We provide climate-controlled archiving services for our clients’ data and samples at all of our facilities.

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

Revenues for our products segment were $3.3 million for fiscal 2020. We offer two (2) principal product lines: Analytical Products and In vivo Sampling Products. The following is a brief description of the products offered:

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

Clients

We provide our services to companies engaged in pharmaceutical R&D. In fiscal 2020 we had sales to over 300 companies, ranging from emerging biopharmaceutical companies up to the largest pharmaceutical companies in the world. Approximately 6.7% and 8.6% of our sales were generated from clients outside of North America in fiscal 2020 and 2019, respectively.

Repeat business from existing clients is important to ongoing operations. Our clients’ needs for our services increase and decrease depending on their research activities, so we experience some client turnover. Our business development efforts focus on generating client loyalty and also on the acquisition of new clients. In fiscal 2020, one client accounted for approximately 7.0% of total sales and 3.9% of total trade accounts receivable at September 30, 2020. In fiscal 2019 this client accounted for approximately 1.5% of total sales and 0.2% of total trade accounts receivable at September 30, 2019. The client discussed is included in our Services segment.

Sales and Marketing

We promote our services through concentrated business development efforts, scientist-to-scientist communications, centralized corporate marketing programs and social media to both pharmaceutical and medical device companies, as well as academic and government research institutions. We recognize that our growth depends upon our ability to continually improve client satisfaction in order to deepen existing, and create new, client relationships.

In November of 2019, the Company rebranded its contract research services business as “Inotiv.” Adoption of the tradename Inotiv symbolized the expansion and supplementation of the Company’s legacy contract research service operations through significant business acquisitions as well as internal growth. Since the rebranding, the Company has marketed and otherwise managed its contract research services operations under the name Inotiv.

Our commercial initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, digital and print advertising, direct communication, newsletters, social media, virtual exhibit space and our website, we provide our perspective on current industry challenges and developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. Historically, we have reinforced key messages and selling points through client visits, presentations, corporate material and at trade events and industry conferences, although our participation at in-person events has been limited in fiscal 2020 as a result of the COVID-19 pandemic.

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including via in-person and virtual speaking engagements, the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals, although these in-person endeavors were limited in fiscal 2020 as a result of the COVID-19 pandemic. Through these endeavors we seek to further our reputation for professional excellence.

As of September 30, 2020, in addition to our leadership team and scientists, we had 21 employees on our commercial team supporting sales, marketing, client experience and program management for our services clients. To promote our products, we have a network of 19 established distributors covering Japan, South Korea, China, India, Central America, South America, South Africa, the Middle East and Europe. All of our distributor relationships are managed from our corporate headquarters in West Lafayette, Indiana.

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

Competition

Services

We compete with internal research and development teams at our client companies, as well as other Contract Research Organizations ("CROs") in this industry. Several of our competitors have significantly greater financial resources than we do. The largest CRO competitors offering similar research services include:

•	Covance, Inc. now part of LabCorp;

•	Charles River Laboratories, Inc.;

•	WuXi Biologics;

•	Pharmaceutical Product Development, Inc.;

•	Quintiles Transnational Holdings, Inc.; and

•	Pharmaron Beijing Co., Limited

CROs generally compete on:

•	regulatory compliance record;

•	reputation for on-time quality performance;

•	quality systems;

•	previous experience;

•	medical and scientific expertise in specific therapeutic areas;

•	scientist-to-scientist relationships;

•	quality of contract research;

•	financial viability;

•	database management;

•	statistical and regulatory services;

•	ability to integrate information technology with systems to optimize research efficiency;

•	quality of facilities;

•	international presence with strategically located facilities; and

•	price.

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

Government Regulation

The Company is subject to various federal, state, and local laws and regulations and inspections designed to promote compliance therewith. We strive to conduct our business in compliance with applicable laws and regulations. Violations of these laws and regulations by CROs may result in sanctions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. The Company holds a range of permits and licenses, related to its activities.

We are subject to extensive regulatory requirements designed to ensure the quality and integrity of our data and products and to government inspections and audits related thereto. These regulations include those promulgated under the Federal Food, Drug and Cosmetic Act, as amended from time to time, and include Good Laboratory Practice ("GLP"), Good Manufacturing Practice ("GMP"), Bioequivalence regulations (“BE”) and Good Clinical Practices ("GCP"). These requirements demand rigorous attention to research; development; safety; manufacturing quality control; employee training; detailed documentation; equipment and computer validation; promotion and advertising; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, discontinuance of selected operations. The products and services we offer to international clients are also subject to foreign regulatory requirements, which vary from country to country. Since our formation, we have been inspected, on a routine basis, by the FDA at each of our locations.

We are subject to federal, state and foreign healthcare and other regulations, including anti-bribery and anti-corruption laws (such as the U.S. Foreign Corrupt Practices Act of 1977), and could face substantial penalties if we fail to comply with such regulations and laws. In particular, the relationships that we, and third parties that market and/or sell our products, have with purchasers of our products, are subject to scrutiny under various state and federal laws, including those referred to collectively as healthcare fraud and abuse laws.

The Company’s facilities and operations are subject to various federal, state, and local laws and regulations relating to protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment, disposal, and recycling of hazardous substances and wastes, as further described below. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, and the Resource, Conservation, and Recovery Act. As environmental laws and regulations continue to evolve, it is likely the Company will be subject to increasingly stringent environmental standards in the future, particularly under air and water quality laws and standards related to climate change issues. Environmental laws are complex, change frequently and have tended to become increasingly stringent over time.

Analytical Services

Laboratories that provide information included in INDs, NDAs and BLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in regulations for GLP, GMP, BE and GCP. The FDA, Environmental Protection Agency and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with the regulations listed above. These requirements include but are not restricted to the following areas:

•	Resources – organization, personnel, facilities and equipment;

•	Rules – protocols and written procedures;

•	Characterization – test items and test systems;

•	Documentation – raw data, final report and archives; and

•	Quality assurance unit – formalized internal audit function.

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Regulatory monitoring authorities such as the FDA, have indicated an increased emphasis on the management of electronic records generated by computerized systems to ensure data integrity. Noncompliance with these regulations can result in the disqualification of data collected during the preclinical trial.

Nonclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. If the USDA determines that out equipment, facilities, laboratories or processes do not comply with applicable Animal Welfare Act standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses or confiscate research animals. In addition to being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the NIH.

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

Our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of laboratory specimens, including regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. The Company may incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, and state counterparts. CERCLA Imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators, and other potentially responsible parties. The Company may be held liable for all costs arising out of any release of hazardous substances and for consequences arising out of human exposure to such substances, which costs may be material. In addition, changes in any environmental laws may increase costs of compliance and liabilities arising from any past or future releases of, or exposures to, hazardous substances and may materially adversely affect the business.

The regulations of the U.S. Department of Transportation, the U.S. Public Health Service and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories must also comply with the International Air Transport Association regulations which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

Safety

In addition to comprehensive regulation of safety in the workplace generally, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus, chemicals and drugs, and respiratory hazards. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, transmission of blood-borne and airborne pathogens, and other potential hazards. Relevant employees receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.

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

Research and Development

In fiscal 2020 and 2019, we spent $950 and $627, respectively, on research and development. In addition to research and development for additional contract research services, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

We currently hold three U.S. federally registered trademarks. We also have two issued U.S. patents on the Dried Blood Spot (DBS) sampling card for the Culex® Automated Blood Sampling Instrumentation. There are also twelve issued international patents for this technology in Japan, Canada, Europe, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Italy, Netherlands, and Sweden. Additionally, we have three issued U.S. patents for the Empis Automated Drug Infusion technology for the Culex® instrument. There are fourteen issued international patents for this technology in Europe, Japan, Canada, Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Hungary, Ireland, Sweden, and Turkey. There is one additional issued U.S. patent and thirteen issued international patents in Belgium, Canada, Switzerland, Germany, Denmark, Europe, Spain, France, The United Kingdom, Italy, Japan, Netherlands and Sweden relating to the No Blood Waste technology for the Culex® instrument.  There is also one issued U.S. patent relating to pinch valve technology.

Our issued patents are protected for durations ranging from June of 2022 to February of 2034. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the components in our products.

Employees

At September 30, 2020, we had 397 full-time employees and 24 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Executive Officers of the Registrant

The following table provides information concerning the persons who currently serve as our executive officers. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Robert W. Leasure, Jr.	61	President and Chief Executive Officer

John E. Sagartz, DVM, Ph.D., DACVP	54	Chief Strategy Officer

Beth A. Taylor	55	Chief Financial Officer, Vice President-Finance

William Pitchford	66	Chief Human Resources Officer

Joseph Flynn	55	Chief Commercial Officer

Philip A. Downing	51	Senior Vice President, Preclinical Services

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

John E. Sagartz, DVM, Ph.D., DACVP, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz joined BASi’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the Missouri Biotechnology Association. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the company and serve as a director.

Beth A. Taylor joined the Company as Chief Financial Officer and Vice President of Finance on March 9, 2020. Prior to joining the Company, Ms. Taylor held financial positions of Vice President of Finance and Chief Accounting Officer, Corporate Controller and Finance Director positions at Endocyte, Inc., Author Solutions, Inc., Harlan Laboratories, Inc., Republic Airways Holdings and Rolls-Royce Corporation. Ms. Taylor started her career in audit assurance with Deloitte and received a B.S. in Accounting from Kelley School of Business, Indiana University in Bloomington, Indiana.

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

Joe Flynn joined the Company in July 2018 as part of the Seventh Wave acquisition. He was appointed to his current role as the Chief Commercial Officer in February 2019. In this role, Mr. Flynn is responsible for leading sales and marketing efforts across BASi’s five sites. Mr. Flynn’s career as a senior executive in contract research, spans over 25 years of strategic and operational experience focusing on pharmaceutical research and development. Most recently, he served as Chief Commercial Officer and Executive Vice President of Seventh Wave Laboratories. Prior to his tenure at Seventh Wave Laboratories, Mr. Flynn was a global vice president of sales and client services for multiple divisions of Covance Laboratories. Prior to Covance, he held operational roles at PPD Inc. and ABC Laboratories (now Eurofins). Mr. Flynn began his career with a BS in Biochemistry from the University of Missouri, Columbia.

Philip Downing has over 23 years of pharmaceutical experience in drug discovery, toxicology/non-clinical, and clinical research. Traditionally trained as a bioanalytical chemist, Mr. Downing joined the Company as an analytical chemist in 1997, rapidly moving into leadership positions such as Director of Analytical Services, General Manager, and Sr. Director of Preclinical, until reaching his present position as Vice President of Preclinical Services. Prior to his tenure with BASi, Mr. Downing worked at GFi Pharmaceuticals (now Covance Labs – Clinical Division) as an Analytical Scientist, and RSO designing and validating radiolabeled and non-radiolabeled assays used to support clinical ADME studies. He earned a Bachelor’s Degree in Chemistry and Biology from Indiana University and is a member of the Society of Toxicology, American College of Toxicology and the American Chemical Society.

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge upon written request or by visiting www.BASinc.com/invest.

ITEM 1A-RISK FACTORS

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

Risks Related to the COVID-19 Pandemic

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent international outbreak of COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Among other impacts to date, we believe the outbreak has and may continue to negatively impact demand for our products, including Culex, in-vivo sampling systems. We have also had clients delay or postpone some large Service segment programs. We estimate that the impact on revenue in fiscal 2020 from program delays and postponements was approximately $2.0 million. The measures the Company has and may continue to take in response to the outbreak may also impact our business. In response to the outbreak the Company applied for and was granted a Paycheck Protection Program loan (the “PPP Loan”) in the aggregate amount of $5,051,282. We have submitted an application for forgiveness of the PPP Loan in the amount of $4,850,665. The PPP Loan, including the portions thereof for which we are not seeking forgiveness or which are otherwise not forgiven, and any further borrowings, may result in increased leverage and interest expense. In addition, the pandemic has prompted the adoption of additional safety protocols, periods of remote operation for certain of our employees and other adjustments to our business practices.

The outbreak of COVID-19 and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our and our customers’ and suppliers’ respective operations, including with respect to the potential for business shutdowns or disruptions. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression and demand for our products and services. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets including to refinance existing obligations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of exacerbating many of the other risks described herein or other risks not presently known to us or that we currently deem immaterial.

Risks Related to the Industries we Serve

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

Our clients include researchers at pharmaceutical and biotechnology companies. Our ability to continue to grow and win new business depends in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. Fluctuations in the research and development budgets of these researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Our business could be adversely affected by any significant decrease in life sciences research and development expenditures by pharmaceutical and biotechnology companies. Economic factors, industry trends and global pandemics, such as COVID-19, that affect our clients in these industries also affect our business.

Risks Related to our Operations

We rely on a limited number of key clients, the importance of which may vary dramatically from year to year, and a loss of one or more of these key clients may adversely affect our operating results.

Five clients accounted for approximately 23.2% of our total sales in fiscal 2020 and approximately 22.6% of our total sales in fiscal 2019. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client's ability to stay in business or otherwise to make timely payments to us.

We operate in a highly competitive industry.

The CRO services industry is highly competitive. We often compete for business not only with other CROs, but also with internal discovery and development departments within our client companies. The industry has historically been diverse with more than 1,000 CROs around the globe, ranging from small, regional niche laboratories up to global comprehensive service providers with tens of thousands of employees. As a result of competitive pressures, our industry experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. Offshore CROs have provided increasing competitive pressures, although we believe the pandemic has made Asian CROs a less attractive option for many western clients.

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

Since some of our contracts are structured as fixed price or fee-for-service, we bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates. Significant underpricing or cost overruns could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Providing CRO services creates a risk of liability.

We could be held liable for errors and omissions in connection with the services we perform. In certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring indemnification by the clients or coverage under the clients’ product liability insurance policies. The financial performance of our client indemnifying parties is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability, or may otherwise fail, to fulfill its indemnification obligations or that the liability could exceed the amount of applicable client insurance, if any. In the event that we are unable to reach indemnification or insurance coverage arrangements with our clients to appropriately cover our potential losses, our insurance coverage may not adequately cover such losses. Relevant insurance coverage may also not always be available to the Company on acceptable terms or at all.

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

Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of our services or research products or result in other liability.

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

Our products business depends, in part, on our ability to obtain patents in various jurisdictions on our current and future technologies and products, to defend our patents and protect our trade secrets and to operate without infringing on the proprietary rights of others. Our patents may be challenged by third parties and, if challenged, may not be held valid. In addition, technologies or products developed by us may be challenged by third parties owning relevant patent rights and, if challenged, could be found to infringe on those patent rights. The expense involved in patent litigation can be significant, even where challenges may lack merit. We also rely on unpatented proprietary technology, which subjects us to risk that others may independently develop or obtain similar products or technologies.

Risks Related to our Financial Activities

We have experienced periods of losses and financial insecurity.

Throughout our history we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance the Company’s acquisition of Seventh Wave Laboratories, LLC’s and Smithers Avanza’s and Preclinical Research Service’s businesses and the expansion of BAS Evansville’s facilities, we have significantly increased our leverage. Sustained losses may result in our inability to service our financial obligations as they come due, including the additional indebtedness we have incurred to support our growth initiatives, or to meaningfully invest in our business.

Our failure to comply with the terms of our current Credit Agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under our Credit Agreement, First Internet Bank could cause all amounts outstanding under that agreement to be due and payable immediately or exercise other available remedies, which may have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our Credit Agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties, including those arising as a result of COVID-19, may impact our ability to comply with our obligations under the Credit Agreement. For example, based in part on the impact of COVID-19 on the Company’s operations and financial performance, First Internet Bank agreed to suspend or modify testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio covenants under the Credit Agreement for the June 30, 2020, September 30, 2020 and December 31, 2020 compliance periods. Absent these suspensions and modifications, the Company would not have been in compliance with the covenants for the June 30, 2020 and September 30, 2020 measurement periods and expects that it would not have been in compliance with the covenants for the December 31, 2020 measurement period. The modification on August 13, 2020 also updated the definition of Total Funded Debt to at least temporarily exclude Paycheck Protection Program funding received by the Company in connection with the pandemic. Should the pandemic or other factors continue to negatively impact our business or were the government to determine not to forgive the portion of the PPP loan for which we have sought forgiveness, those developments might cause us to fail to comply with the covenants under our Credit Agreement.

In connection with our acquisitions of the Seventh Wave Laboratories, LLC, Smithers Avanza Laboratories, and Preclinical Research Service businesses and the expansion of our facilities in Evansville, Indiana, we have significantly increased our level of indebtedness, as well as our ability to incur further indebtedness under relevant lines of credit. Our ability to service this indebtedness will depend, in part, on the success of our operations and our ability to generate sufficient cash flow therefrom.

Risks Related to Regulation

Changes in government regulation or in practices relating to the pharmaceutical industry could change the demand for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies comply with the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying, or that make our services less competitive, could substantially change the demand for our services. Also, if governments increase efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, our clients may spend less, or slow the pace of increased spending, on research and development.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect our business and financial performance.

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

Risks Related to Research and Development

Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.

The biotechnology, pharmaceutical and medical device industries generally, and contract research services more specifically, are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to our counterparts to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected. Many of our competitors have superior financial and human resources deployed toward research and development efforts. Our relatively constrained financial and human resources may limit our ability to effectively keep pace with relevant technological changes.

We may incur expenses on potential products that we never successfully develop or commercialize.

We have incurred and expect to continue to incur research and development and other expenses in connection with our Products business. We might never successfully develop or commercialize potential products to which we devote resources for numerous reasons, including:

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

Risks Related to Technology and Cybersecurity

We may be at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Cyber-attacks or security breaches could compromise confidential client information, cause a disruption in our operations, harm our reputation and expose us to liability, which in turn could negatively impact our business and the value of our common shares. As a routine element of our business, we collect, analyze, and retain substantial amounts of data pertaining to the clinical and non-clinical studies we conduct for our clients. We also maintain other sensitive client information, information regarding intellectual property related to our Products segment and other business-critical information, including personally identifiable information of our employees. Our employees, some of whom have access to such information, have and will likely continue to receive “phishing” e-mails intended to trick recipients into surrendering their usernames and passwords. We cannot completely protect against the possibility that sensitive information may be accessed, publicly disclosed, lost or stolen, via phishing attempts or other circumstances.

Our success depends in part on the efficient and uninterrupted operation of our computer and communications systems. A cyber breach of our computer and communications systems could also impede several aspects of our business, as described in the “Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business” risk factor.

We utilize cybersecurity technologies, processes and practices which are designed to protect our networks, computers, programs and data from attack, damage or unauthorized access, but they may not be effective or work as designed. Our contracts with our clients typically contain provisions that require us to keep confidential the information generated from our studies. A cyber-attack could result in a breach of those provisions or other negative outcomes, including legal claims or proceedings, investigations, potential liabilities under laws that protect the privacy of personal information, delays and other impediments to our clients’ discovery and development efforts, ransomware demands and related delays, damage to our reputation and a negative impact on our financial results and the value of our common shares.

Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

We operate large and complex computer systems that contain significant amounts of client data. Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans in place for our operations, they might not adequately protect us. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could harm our business. Finally, long-term disruptions in our computer and communications infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Risks Related to Share Ownership

Our share price could continue to be volatile and our trading volume may fluctuate substantially.

The market price of our common shares has historically been and might continue to be volatile. Many factors may have a significant impact on the future price of our common shares, including:

•	our failure to successfully implement our business objectives;
•	compliance with ongoing regulatory requirements;
•	market acceptance of our products;
•	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•	changes in government regulations;
•	pandemics, epidemics or other public health emergencies, such as the recent international outbreak of COVID-19;
•	general economic conditions and other external factors;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	ability to fund future growth;
•	the degree of trading liquidity in our common shares; and
•	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

Factors which may impact the price of our common shares include influences beyond our control, such as market conditions and changes in the pharmaceutical and biotechnology industries we serve. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has experienced periods of significant price and volume fluctuations, including most recently as a result of the COVID-19 pandemic. Volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common shares.

Anti-takeover provisions in our organizational documents and under Indiana law may discourage or prevent a change in control, even if a sale of the Company would benefit our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.

Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common shares, harm the market price of our common shares, and diminish the voting and other rights of the holders of our common shares. These provisions include:

•	dividing our board of directors into three classes serving staggered three-year terms;
•	authorizing our board of directors to issue preferred stock and additional common shares without shareholder approval;
•	requiring one or more written demands signed and dated by holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at a special meeting for shareholders to call a special meeting;
•	prohibiting our shareholders from amending our Second Amended and Restated Bylaws; and
•	requiring advance notice for nominating directors at shareholders’ meetings.

Our board of directors also has the ability to adopt a shareholder rights agreement, sometimes called a “poison pill,” providing for the issuance of a new series of preferred stock to holders of common shares. In the event of a takeover attempt, this preferred stock would give rights to holders of common shares (other than the potential acquirer) to buy additional common shares at a discount, leading to the dilution of the potential acquirer’s stake. The board’s ability to adopt a poison pill may discourage potential takeover offers, particularly by suitors the board may view as unfavorable transaction partners.

As an Indiana corporation, we are governed by the Indiana Business Corporation Law (as amended from time to time, the “IBCL”). Under specified circumstances, certain provisions of the IBCL related to control share acquisitions, business combinations, and constituent interests may delay, prevent, or make more difficult unsolicited acquisitions or changes of control. These provisions may also have the effect of preventing changes in our management. It is possible that these provisions could make it more difficult to accomplish Company transactions that shareholders might deem to be in their best interest.

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or another reputable stock exchange, it may be more difficult for the Company's shareholders to sell their securities.

NASDAQ requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, NASDAQ should delist the Company's securities from trading on its exchange and the Company is unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

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

Risks Related to our Merger and Acquisition Activities

We have and may further expand our business through acquisitions, which exposes us to various risks. Our recent acquisitions pose certain incremental risks to the Company.

We review acquisition candidates as part of our continuing business strategy. Most recently, the Company acquired the Seventh Wave Laboratories, LLC, Smithers Avanza Toxicology Services LLC and Preclinical Research Services businesses, which constitute a significant portion of our operations. Factors which may affect our ability to effectively pursue acquisition targets or to grow successfully through completed acquisitions, including our recent acquisitions, include:

•	The inability of the Company to obtain financing for the acquisition of targets;
•	Difficulties and expenses in connection with integrating acquired companies and achieving expected benefits, including as related to the integration of departments, accounting and other systems, technologies, books and records and procedures;
•	Diversion of management’s attention from daily operations to various integration activities;
•	The potential for disruption of prior operations and plans;
•	The risk that acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage ownership of our existing stockholders;
•	The possibility that we may be adversely affected by risks facing the acquired companies, including potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the sellers;
•	Risks associated with the assimilation and retention of employees, including key employees;
•	The potential loss of, or adverse effects on, existing business relationships the acquired business has with suppliers and clients;
•	The potential need to address relevant internal control over financial reporting and disclosure control and procedures matters;
•	Possible deficiencies in operational processes and procedures;
•	Risks associated with carrying a relatively significant level of debt in a cyclical business; and
•	The ability of our management team to manage expanded operations to meet operational and financial expectations.

The Company may fail to realize anticipated strategic and financial benefits from recent acquisitions.

We may not realize all of the anticipated benefits of the Seventh Wave Laboratories, LLC, Smithers Avanza Toxicology Services LLC and Preclinical Research Services business acquisitions. These acquisitions may not further our business strategy as we expect, we may fail to realize the synergies and other benefits we expect from the acquisitions or we may otherwise not realize the expected return on our investments, any one of which outcomes could adversely affect our business or operating results and potentially cause impairment to assets that were recorded as a part of the acquisitions, including intangible assets and goodwill.

Our due diligence of our recently acquired businesses may not have identified all pertinent risks, which could materially affect our business, financial condition, liquidity and results of operations.

As part of our merger and acquisition due diligence, we utilize information provided by relevant sellers. As is true with any merger and acquisition transaction, we may not be aware of all liabilities of the acquired business at the time of acquisition. Potential incremental liabilities and additional risks and uncertainties related to our recently acquired businesses not known or fully appreciated by us could negatively impact our future business, financial condition and results of operations.

General Risk Factors

The loss of key personnel could adversely affect our business.

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success depends upon our ability to attract, train, manage and retain technologically qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

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

While it is difficult for us to predict the impact of general economic conditions on our business, these conditions could reduce client demand for some of our products or services, which could cause our revenue to decline. Also, our clients, particularly smaller biotechnology companies which are especially reliant on the credit and capital markets, may not be able to obtain adequate access to credit or equity funding, which could affect their ability to timely pay us. Moreover, we rely on credit facilities to provide working capital to support our operations and regularly evaluate alternative financing sources. Changes in the commercial credit market or in the financial stability of our creditors may impact the ability of our creditors to provide additional financing. In addition, the financial condition of our credit facility providers, which is beyond our control, may adversely change. Any decrease in our access to borrowings under our credit facility or successor facilities (if any), tightening of lending standards and other changes to our sources of liquidity could adversely impact our ability to obtain the financing we need to continue operating our business in the current manner. For these reasons, among others, if economic conditions stagnate or decline, our operating results and financial condition could be adversely affected.

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

We operate in the following locations, all of which we or one of our wholly owned subsidiaries own, except as otherwise indicated:

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

•              BAS Evansville Inc.’s operations are located in Evansville, Indiana. We occupy 10 buildings with roughly 96,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in nonclinical toxicology testing of developmental drugs in animal models. The contract research services segment conducts operations at this facility.

•              Seventh Wave Laboratories, LLC’s operations are located in Maryland Heights, MO. We occupy one building with approximately 50,000 square feet of operating and administrative space. We currently operate in approximately 35,000 square feet of this building. Use of the remaining 15,000 square feet would require further investment. Most of this site is engaged in contract research services. This building is leased with an option to purchase the building during the first five years of the lease at fair market value. We also rent space at Saint Louis University for contract research services testing development drugs in animal models.

•              BASi Gaithersburg, LLC’s operations are located in Gaithersburg, MD. We occupy two buildings with roughly 40,000 square feet of operating and administrative space. Most of this site is engaged in contract research services. These buildings are leased.

•              Bronco Research Services LLC’s operations are located in Fort Collins, CO. We occupy one building with approximately 24,000 square feet of operating and administrative space. This building is owned as well as the unoccupied lot next to the building. We also lease land and a building with approximately 13,000 square feet to house animal models. Most of this site is engaged in contract research services for the pharmaceutical and medical device industries.

We believe that our facilities are adequate for our current operations and that suitable additional space will be available if and when needed, including to the extent necessary to expand operations. The terms of any mortgages and leases for the above properties are detailed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes 6 and 7 to the Notes to Consolidated Financial Statements.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2020, our common shares were traded on the NASDAQ Capital Market under the symbol “BASi”.

Holders

As of December 11, 2020, there were 490 stockholders of record of our common shares. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2020 or 2019 and do not anticipate paying cash dividends in the foreseeable future. Dividends paid on our Series A preferred shares are discussed in Note 3 to the Notes to Consolidated Financial Statements.

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

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), undertook the expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition, we have made significant investments in upgrading facilities and equipment, added additional services to provide our clients and filled critical leadership and scientific positions. Over the last year, we have also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing the new trade name and brand Inotiv for our combined service businesses, installing new accounting software systems, investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancements to client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can build.

Our financial results for fiscal 2020 were positively impacted by increases in sales and gross margins from the acquisitions and internal growth the Company has experienced in the Service business. However, the Company also experienced program delays and postponements that negatively impacted revenue and earnings due to the COVID-19 pandemic. We saw an increase in corporate expenses as a result of continuing to use outside services to support building our infrastructure and systems, the introduction of our new trade name and brand Inotiv, recruiting, acquisitions, and changes in accounting policies. In addition, the financial results were negatively impacted by reduced sales for the Products segment of the business due to a reduction of orders from universities and other customers as they closed and reduced purchasing due to the COVID-19 pandemic.

Notwithstanding the COVID-19 pandemic, we have maintained our operations. As part of the “essential critical infrastructure” industry, we believe we continue to have a special responsibility to maintain business continuity and a normal work schedule to the greatest extent practicable. We are doing the important work of supporting our clients in their efforts towards drug discovery and development, including working with multiple clients, at our multiple sites, on a variety of therapy or vaccine candidates for COVID-19 and many other lifesaving medicines.

Our team has implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work-from-home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April 2020 in the amount of $5,051. The funds were used over the eight weeks following the receipt of the funds for payroll, utility and rent expenses, in step with our business continuity measures and as allowed under the PPP. The Company applied for the forgiveness of the PPP loan in the amount of $4,851, which represents qualified expenses. The PPP debt is recorded as a liability on the balance sheet.

In order to further establish our brand, including in the context of exploring external growth opportunities, we plan to propose adopting Inotiv as our formal corporate name at the 2021 annual meeting of shareholders.

Business Overview

The Company provides drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to provide drug and product developers with superior scientific research and innovative analytical instrumentation in order to bring revolutionary new drugs and products to market quickly and safely. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective drugs and products and maximize the returns on their research and development investments. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. The Company has been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 45 years since its formation as a corporation organized in Indiana in 1974.

We support both the non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also including biotherapeutics and devices. We believe that our scientists have the skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, medicine, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to some of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing therapies.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "blockbuster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies both to acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now driven by smaller, venture capital funded drug discovery companies. Many of these companies are "single-molecule" entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of their research within their organizations and are therefore dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies have provided significant new opportunities for the CRO industry, including BASI. We believe that the Company is ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In fiscal 2020, total revenues increased to $60,469 from $43,616, a 38.6% increase from fiscal 2019. We had clients who delayed some large programs and we had start dates for other programs that were postponed. We estimate that the impact on revenue in fiscal 2020 was approximately $2,000 from the delays and postponements. Gross profit increased to $18,237 from $14,035, a 29.9% increase. Operating expenses were higher by 50.1% in fiscal 2020 compared to the prior fiscal year. The most notable growth in operating expenses related to our investment and focus in sales and marketing efforts to promote our brand as well as costs related to adding to the leadership team, as well as non-recurring costs related to acquisitions, launching our new brand, recruiting costs for leadership and scientific staff additions, the adoption of two new accounting standards and upgrades to our IT infrastructure. These non-recurring costs in fiscal 2020 totaled approximately $1,200. Our latest business acquisitions were closed May 1, 2019 and December 1, 2019. Further, in fiscal 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $701 compares to a benefit of only $180 in fiscal 2020.

As of September 30, 2020, we had $1,406 of cash and cash equivalents as compared to $606 of cash and cash equivalents as of September 30, 2019. In fiscal 2020, we generated $1,359 in cash from operations as compared to $1,777 in the same period in fiscal 2019. Total capital expenditures were $6,200 in fiscal 2020 for the expansion of our Evansville facility and related equipment, investment in our Gaithersburg capacity, improvements to our Fort Collins facility, upgrades in software, as well as laboratory and computer equipment.

As of September 30, 2020, we did not have an outstanding balance on our $5,000 general line of credit, we had a $2,613 balance on our $3,000 capex line of credit and a $5,496 balance on our construction related lines of credit. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition, the PCRS Acquisition and planned expansions of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our Amended and Restated Credit Agreement.

For a detailed discussion of our revenue, margins, earnings and other financial results for fiscal 2020, see “Results of Operations” below.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2020	2019
Services revenue	94.6%	89.5%
Products revenue	5.4	10.5
Total revenue	100.0%	100.0%

Cost of services revenue (a)	70.0	70.3
Cost of products revenue (a)	67.6	47.0
Total cost of revenue	69.8	67.8

Gross profit	30.2	32.2
Operating expenses	35.2	32.5
Operating income (loss)	(5.1)	(0.4)

Other income (expense)	(2.4)	(1.5)
Income (loss) before income taxes	(7.5)	(1.8)
Income tax (expense) benefit	0.2	(0.0)
Net income (loss)	(7.7)%	(1.8)%

(a)	Percentage of service and product revenues, respectively.

Fiscal 2020 Compared to Fiscal 2019

Services and Products Revenues

Revenues for the fiscal year ended September 30, 2020 increased 38.6% to $60,469 compared to $43,616 for the fiscal year ended September 30, 2019. Internal growth from existing operations contributed approximately 33.2% or $5,592 of the increase in revenue. While approximately $11,261, or 66.8%, of the growth was attributable to additional revenues from the Smithers Avanza Acquisition and the PCRS Acquisition of $6,481 and $4,780, respectively.

Our Services revenue increased 46.4% in fiscal 2020 to $57,177 compared to $39,048 for the prior fiscal year. Nonclinical services revenues increased due to an overall increase in the number of studies from the prior fiscal year period. We did see an estimated $2,000 decrease in Service revenue during fiscal 2020 due to program delays or postponements by clients as a result of the COVID-19 pandemic.

	Fiscal Year Ended September 30,
	2020	2019	Change	%
Bioanalytical analysis	$7,415	$7,279	$136	1.9%
Nonclinical services	46,968	29,583	17,385	58.8%
Other laboratory services	2,794	2,186	608	27.8%
	$57,177	$39,048	$18,129	46.4%

Sales in our Products segment decreased 27.9% in fiscal 2020 when compared to fiscal 2019. The decrease stems primarily from decreased sales of our Culex automated in vivo sampling instruments and Other instruments. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments. Sales of analytical instruments remained steady as these instruments are used for a variety of research markets, including COVID-19 related research applications.

	Fiscal Year Ended September 30,
	2020	2019	Change	%
Culex®, invivo sampling systems	$1,026	$2,034	$(1,008)	(49.6)%
Analytical instruments	1,839	1,831	8	0.4%
Other instruments	427	703	(276)	(39.3)%
	$3,292	$4,568	$(1,276)	(27.9)%

Cost of Revenue

Cost of revenue for the year ended September 30, 2020 was $42,232 or 69.8% of revenue compared to $29,581 or 67.8% of revenue for the prior fiscal year.

Cost of Services revenue as a percentage of Services revenue decreased to 70.0% in the current fiscal year as compared to 70.3% in the prior fiscal year due to improved margins during the first three quarters of fiscal 2020, after covering fixed cost. The fourth quarter had decreasing margins as fixed costs increased to support anticipated future growth.

Cost of Products revenue as a percentage of Products revenue in fiscal 2020 increased to 67.6% from 47.0% in the prior fiscal year. This increase in fiscal 2020 is mainly due to lower sales to cover fixed cost, the increase in material cost and adjustment of selling price for in vivo products to stay competitive with the market and some change in product mix.

Operating Expenses

Selling expenses for fiscal 2020 increased 15.8% to $3,373 from $2,914 compared to fiscal 2019. The increase in fiscal 2020 as compared to the same period in the prior year is mainly due to higher salaries and benefits for the additional sales employees from the Smithers Avanza Acquisition, increased commissions due to increased sales and increased marketing expenses related to our new trade name Inotiv, new web site and branding, partially offset by lower travel and trade show expenses due to the COVID-19 pandemic, as our sales and marketing teams have recently been conducting meetings virtually.

Research and development expenses for fiscal 2020 increased 51.5% compared to the prior fiscal year to $950 from $627. The increase was primarily due to internal development investments of $440 for new services, partially offset by lower development costs in the Product segment.

General and administrative expenses for fiscal 2020 increased 59.5% to $16,977 from $10,647 compared to fiscal 2019. The increase was mainly driven by the additional expenses associated with Smithers Avanza and PCRS operations, which added $3,596 of expenses, including $1,018 of depreciation and amortization expense, increased salaries, wages, benefits and non-cash stock compensation by adding employees to build infrastructure, severance expense related to changes in management, increased depreciation expense, increased corporate expenses associated with professional fees related to the PCRS Acquisition, and non-recurring expenses of approximately $1,200 related to recruiting, implementing a new accounting system, adopting two new accounting standards, and other one-time expenses. We do not expect the non-recurring costs to impact future fiscal periods. Further, in fiscal year 2019, we benefited from the initial reduction in our United Kingdom lease liability for a portion of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. This benefit of approximately $701 compares to a benefit of only $170 in fiscal 2020.

Other Income/Expense

Interest expense for fiscal 2020 increased 132.1% to $1,490 from $642 compared to the prior fiscal year. The increase was driven by our credit arrangements with First Internet Bank, as we entered into new financing arrangements, including as part of the Evansville expansion, new equipment financings, the Smithers Avanza Acquisition and the PCRS Acquisition, which added related debt and increased interest expense.

Income Taxes

Our effective tax rate for continuing operations for fiscal years 2020 and 2019 were (3.2%) compared to (0.5%), respectively, and primarily relate to state income and franchise taxes.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. For the fiscal years 2020 and 2019, general and administrative expenses on the Consolidated Statements of Operations were reduced by $180 and $701 for the liability reductions. During fiscal 2019, the Company released portions of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At September 30, 2020 and 2019, we had $168 and $349, respectively, reserved for the remaining liability. The reserve is classified as a current liability on the Consolidated Balance Sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

As of September 30, 2020, we had cash and cash equivalents of $1,406 compared to $606 as of September 30, 2019. In addition, as of September 30, 2020, we had $5,000 available on our general line of credit and $387 available on our capex line of credit. As of September 30, 2019, we had $2,437 available on our general line of credit, $1,287 available on our construction line of credit and $286 available on our equipment line of credit.

Net cash provided by operating activities was $1,290 for the year ended September 30, 2020, compared to net cash provided by operating activities of $1,777 for the year ended September 30, 2019. Contributing factors to our cash provided by operations for fiscal 2020 were noncash charges of $3,929 for depreciation and amortization, $540 for stock compensation expense, $145 of amortization of finance lease, $211 change on operating lease, $180 for provision for doubtful accounts, $395 for decrease in inventories and a net increase in customer advances of $4,315, as a result of increasing orders and the addition of orders from the PCRS Acquisition. These items were partially offset by an increase of $620 in accounts receivable, an increase of $1,149 in prepaid expenses and other assets, and a decrease of $2,047 in accounts payable.

Days’ sales in accounts receivable increased to 56 days at September 30, 2020 from 50 days at September 30, 2019 due to improved collection from clients. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable as invoicing is based on billing milestones and may not be consistent with the timing of revenue recognition. Also, clients may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for fiscal 2019 were noncash charges of $2,717 for depreciation and amortization and $278 for stock option expense as well as an increase in accounts payable of $1,019, increase in accrued expenses of $849, and an increase in customer advances of $1,156 due to an increase in new orders as well as the addition of orders from the Seventh Wave and Smithers Avanza Acquisitions. These factors were partially offset by, among other items, an increase in accounts receivable of $3,266 and an increase in prepaid expenses and other assets of $113.

Investing activities used $10,131 for the year ended September 30, 2020 due mainly to capital expenditures of $6,200 and $3,931 cash paid for the PCRS Acquisition. The capital additions during fiscal 2020 consisted of investments in the Evansville expansion, investments in Gaithersburg capacity, upgrades in software as well as laboratory and IT equipment. Investing activities used $8,149 in fiscal 2019 due to cash paid for the Smithers Avanza Acquisition of $1,271 and capital expenditures of $6,878. The capital expenditures in fiscal 2019 consisted of expansion at our Evansville facility and investments in laboratory and computing infrastructure equipment at all sites.

Financing activities provided $9,641 in the year ended September 30, 2020, compared to $6,205 provided during the year ended September 30, 2019. The main sources of cash in fiscal 2020 were from borrowings on the long-term loan of $3,726, funds received from the PPP loan of $5,051 and borrowings on the Construction loan and Capex lines of credit of $1,287 and $2,906, respectively. Total long-term loan payments were $1,847 and net repayments on the Revolving Credit facility were $1,062. Finance lease payments of $319 and payment of debt issuance cost of $127 also contributed to the use of cash. The main sources of cash in fiscal 2019 were from borrowings on the Construction loans and Capex line of credit for $4,301 and $655 respectively. Additional sources included borrowings on the long-term loan of $1,271 and net cash borrowed against the Revolving Credit Facility of $1,063. Total long-term debt payments were $909. Capital lease payments of $88 and payment of debt issuance costs of $94 also contributed to the use of cash.

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

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at September 30, 2020 was $3,748. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave Acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at September 30, 2020 was $4,004.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at September 30, 2020 was $1,115.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at September 30, 2020 was $1,425.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at September 30, 2020 was $1,891. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. As of September 30, 2020, the Revolving Facility had a maturity of January 31, 2021. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of September 30, 2020. On December 18, 2020, the parties amended the Revolving Note to extend its maturity through May 31, 2021. Refer to Item 9B.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of September 30, 2020, there was a $4,230 balance on the Construction Draw Loan and a $1,266 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and the Equipment Draw Loan each permitted the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each require monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of September 30, 2020, had a balance of $920. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

As of September 30, 2020, the Second Capex Line provided for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At September 30, 2020, the balance on the Second Capex Line was $2,613. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. Refer to Item 9B.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the "Guarantors"). The Company’s obligations under the Credit Agreement and the Guarantor's obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

As of September 30, 2020, the Credit Agreement included financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. An amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from PCRS (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

The Company entered into Credit Agreement modifications on August 13, 2020 and December 18, 2020 with FIB. Based in part on the impact of COVID-19 on the Company’s operations and financial performance, FIB suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio for the June 30, 2020 and September 30, 2020 compliance periods, respectively, and suspended testing of the Fixed Charge Coverage Ratio for the December 31, 2020 compliance period. The December 18, 2020 modification, also revised the Company’s covenant calculations on a go-forward basis, as described in Item 9B. Absent these suspensions and modifications, the Company would not have been in compliance with the covenants for the June 30, 2020 and September 30, 2020 measurement periods and expects that it would not have been in compliance with the covenants for the December 31, 2020 measurement period. Refer to Item 9B for additional details. The modification on August 13, 2020 updated the definition of Total Funded Debt under the Credit Agreement to exclude the funding of the Company’s $5,051 loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title 1 of the CARES Act until the SBA has made a determination regarding forgiveness of the loan. Any PPP loan balance not forgiven will thereafter immediately be deemed funded debt for purposes of the Total Funded Debt definition.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. At September 30, 2020, the balance on the note payable to the Smithers Avanza Seller was $650. As part of the PCRS Acquisition, we also have an unsecured promissory note payable to the PCRS Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At September 30, 2020, the balance on the note payable to the PCRS Seller was $752.

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. We have applied for the forgiveness of the loan in the amount of $4,851.

On January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The Company’s sources of liquidity for fiscal 2021 are expected to consist primarily of cash generated from operations, cash on-hand, and additional borrowings available under our Credit Agreement. Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions is critical to our success. Sustained growth will require additional investment in future periods. Positive cash flow and access to capital will be important to our ability to make such investments. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

Inflation

We do not believe that inflation has had a material adverse effect on our business, operations or financial condition.

Critical Accounting Policies and Significant Judgments and Estimates

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

Service revenue

The Company enters into contracts with clients to provide drug discovery and development services with payments based on mainly fixed-fee arrangements. The Company also offers archive storage services to our clients.

The Company’s fixed fee arrangements may involve nonclinical research services (toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within customer advances on the condensed consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings.

Archive services provide climate controlled archiving for client’s data and samples. The archive revenue is recognized over time, generally when the service is provided. These arrangements include one performance obligation. Amounts related to future archiving or prepaid archiving contracts for clients where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed.

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

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Total revenue recognized was $641 and $349 in fiscal 2020 and 2019, respectively.

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

We had two reporting units for goodwill at September 30, 2020 which were our Services and Products operating segments, based on the discrete financial information available which is reviewed by management. We performed our annual goodwill impairment test for the Services reporting unit at September 30, 2020 and there was no indication of impairment. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing after fiscal year-end.

At September 30, 2020 and 2019, the remaining recorded goodwill was $4,368 and $3,617.

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

Effective October 1, 2019 the Company adopted ASC 842 Leases using a modified retrospective transition approach which applies the standard to leases existing at the effective date with no restatement of prior periods. The Company’s operating leases have been included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the leases.

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

The Company recorded upon adoption a right-of-use asset and lease liability on the consolidated condensed balance sheet of $9,209 and $9,337, respectively. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the term of the lease, which includes options that are reasonably certain to be exercised, discounted utilizing a collateralized incremental borrowing rate. The impact of the new lease standard does not affect the Company’s cash flows.

Our significant accounting policies, including new accounting pronouncements, are described in more detail in Note 2 of the Notes to Consolidated Financial Statements contained in Part II, Item 8 herein.

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$1,406	$606
Accounts receivable
Trade, net of allowance of $561 at September 30, 2020 and $1,759 at September 30, 2019	8,681	7,178
Unbilled revenues and other	2,142	2,342
Inventories, net	700	1,095
Prepaid expenses	2,371	1,200
Total current assets	15,300	12,421

Property and equipment, net	28,729	22,828
Operating lease right-of-use assets, net	4,001	—
Financing lease right-of-use assets, net	4,778	—
Goodwill	4,368	3,617
Other intangible assets, net	4,261	2,883
Lease rent receivable	75	130
Deferred tax asset	—	31
Other assets	81	70

Total assets	$61,593	$41,980

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,196	$4,941
Restructuring liability	168	349
Accrued expenses	2,688	2,656
Customer advances	11,392	6,726
Revolving line of credit	—	1,063
Capex line of credit	2,613	655
Current portion on long-term operating leases	866	—
Current portion of long-term finance leases	4,728	—
Current portion of long-term debt	5,991	1,109
Total current liabilities	31,642	17,499
Long-term operating leases, net	3,344	—
Long-term finance leases, net	44	—
Long-term debt, less current portion, net	18,826	13,771
Deferred tax liability	141	—
Total liabilities	53,997	31,270

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
25 Series A shares at $1,000 stated value issued and outstanding at September 30, 2020 and 35 at September 30, 2019	25	35
Common shares, no par value:
Authorized 19,000,000 shares; 10,977,675 issued and outstanding at September 30, 2020 and 10,510,694 at September 30, 2019	2,706	2,589
Additional paid-in capital	26,775	25,183
Accumulated deficit	(21,910)	(17,097)
Total shareholders’ equity	7,596	10,710
Total liabilities and shareholders’ equity	$61,593	$41,980

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended September 30,
	2020	2019
Services revenue	$57,177	$39,048
Products revenue	3,292	4,568
Total revenue	60,469	43,616

Cost of services revenue	40,006	27,435
Cost of products revenue	2,226	2,146
Total cost of revenue	42,232	29,581

Gross profit	18,237	14,035
Operating expenses:
Selling	3,373	2,914
Research and development	950	627
General and administrative	16,977	10,647
Total operating expenses	21,300	14,188

Operating loss	(3,063)	(153)

Interest expense	(1,490)	(642)
Other income	15	9
Net loss before income taxes	(4,538)	(786)

Income tax expense	147	4

Net loss	$(4,685)	$(790)

Basic net loss per share:	$(0.43)	$(0.08)
Diluted net loss per share:	$(0.43)	$(0.08)

Weighted common shares outstanding:
Basic	10,851	10,383
Diluted	10,851	10,383

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders'
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2018	35	35	10,245,277	2,523	24,557	(16,231)	10,884
Adoption of accounting standard						(76)	(76)
Net loss						(790)	(790)
Stock issued in acquisition			200,000	50	344		394
Stock based compensation			54,615	14	278		292
Stock option exercises			10,802	2	4		6
Balance at September 30, 2019	35	35	10,510,694	2,589	25,183	(17,097)	10,710
Comprehensive loss:
Adoption of accounting standard						(128)	(128)
Net loss						(4,685)	(4,685)
Stock issued in acquisition			240,000	60	1,073		1,133
Stock based compensation			108,233	29	511		540
Stock option exercises			113,748	27	(1)		26
Preferred stock conversion	(10)	(10)	5,000	1	9		—
Balance at September 30, 2020	25	25	10,977,675	2,706	26,775	(21,910)	7,596

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2020	2019
Operating activities:
Net loss	$(4,685)	$(790)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	3,929	2,717
Amortization of finance lease	145	—
Change on operating lease	211	—
Stock compensation expense	540	278
Provision for doubtful accounts	180	—
Loss on disposal of property and equipment	10	1
Unrealized foreign currency (gain) loss	12	(159)
Changes in operating assets and liabilities:
Accounts receivable	(620)	(3,265)
Inventories	395	87
Income tax accruals	184	(3)
Prepaid expenses and other assets	(1,149)	(113)
Accounts payable	(2,047)	1,019
Accrued expenses	(130)	849
Customer advances	4,315	1,156
Net cash provided by operating activities	$1,290	$1,777

Investing activities:
Capital expenditures	(6,200)	(6,878)
Cash paid in acquisition	(3,931)	(1,271)
Net cash used in investing activities	(10,131)	(8,149)

Financing activities:
Payments on finance lease liability	(319)	—
Payments of long-term borrowings	(1,847)	(909)
Payments of debt issuance costs	(127)	(94)
Payments on revolving line of credit	(25,325)	(28,662)
Borrowings on revolving line of credit	24,263	29,725
Borrowings on construction loans	1,287	4,301
Borrowings on capex line of credit	2,906	655
Payments on capital lease obligations	—	(88)
Borrowings on long-term loan	8,777	1,271
Proceeds from exercise of stock options	26	6
Net cash provided by financing activities	9,641	6,205

Net increase (decrease) in cash and cash equivalents	800	(167)
Cash and cash equivalents at beginning of year	606	773
Cash and cash equivalents at end of year	$1,406	$606

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,039	$566
Cash paid for acquisitions:
Assets acquired	$6,442	$3,384
Liabilities assumed	(1,378)	(1,719)
Common shares issued	(1,133)	(394)
Cash paid	$3,931	$1,271

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands unless otherwise indicated)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries, including as operating under the trade name “Inotiv” (“We,” “Our,” “Us,” the “Company,” “BASi” and “Inotiv”) engage in contract laboratory research services and other services related to pharmaceutical development, chemical and medical device development, biomedical research and government-sponsored research. The Company also manufactures scientific instruments for life sciences research, which we sell with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. Our customers are located throughout the world.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(b)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

(c)	Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into three revenue streams, service revenue, product revenue and royalties. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements.

Service revenue

The Company enters into contracts with clients to provide drug discovery and development services with payments based on mainly fixed-fee arrangements. The Company also offers archive storage services to our clients.

The Company’s fixed fee arrangements may involve nonclinical research services (toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within customer advances on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings.

Archive services provide climate controlled archiving for client’s data and samples. The archive revenue is recognized over time, generally when the service is provided. These arrangements include one performance obligation. Amounts related to future archiving or prepaid archiving contracts for clients where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed.

Product revenue

The Company’s products can be sold to multiple clients and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation. Certain products have maintenance agreements available for clients to purchase. These are typically billed in advance and are accounted for as deferred revenue, are recognized ratably over the applicable maintenance period and are included in customer advances on the consolidated balance sheet.

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Royalty revenue is included in service revenue on the consolidated statement of operations. Total revenue recognized was $641 and $349 in the years ended September 30, 2020 and 2019, respectively.

The following table presents changes in the Company’s contract liabilities for the year ended September 30, 2020.

	Fiscal year ended September 30,
	2020	2019
Opening balance	$6,726	$4,925
Additions	106,956	34,650
Deductions	(102,290)	(32,849)
Ending balance	$11,392	$6,726

(d)	Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, cash in the bank deposit may exceed federally insured limits.

(e)	Accounts Receivable

The Company performs periodic credit evaluations of our clients’ financial conditions and generally do not require collateral on trade accounts receivable. We account for trade receivables based on the amounts billed to clients. Past due receivables are determined based on contractual terms. We do not accrue interest on any of our trade receivables. The allowance for doubtful accounts is determined by management based on our historical losses, specific client circumstances, and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables when all attempts to collect have failed. Our allowance for doubtful accounts was $561 and $1,759 at September 30, 2020 and 2019, respectively. A summary of activity in our allowance for doubtful accounts is as follows:

	Fiscal year ended September 30,
	2020	2019
Opening balance	$1,759	$1,948
Charged to expense	180	-
Uncollectible invoices written off	(1,378)	(49)
Amounts collected	-	(140)
Ending balance	$561	$1,759

(f)	Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) cost method of accounting. The Company evaluates inventory on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. A summary of activity in our inventory obsolescence is as follows for the years ended September 30, 2020 and 2019:

	Fiscal year ended September 30,
	2020	2019
Opening balance	$198	$188
Provision for slow moving and obsolescence	84	97
Write-off of obsolete and slow moving inventory	(105)	(87)
Closing balance	$177	$198

(g)	Property and Equipment

The Company records property and equipment acquired as part of business combinations at fair value while other property and equipment is recorded at cost, including interest capitalized during the period of construction of major facilities. Depreciation, including amortization on capital leases, is computed using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Expenditures for maintenance and repairs are expensed as incurred unless the life of the asset is extended beyond one year, which would qualify for asset treatment. Depreciation expense was $3,126 in fiscal 2020 and $2,223 in fiscal 2019. Property and equipment, net, as of September 30, 2020 and 2019 consisted of the following:

	2020	2019
Land and improvements	$1,755	$1,048
Buildings and improvements	29,882	22,418
Machinery and equipment	30,731	25,323
Office furniture and fixtures	950	905
Construction in progress	718	6,010
	64,036	55,704
Less: accumulated depreciation	(35,307)	(32,876)
Net property and equipment	$28,729	$22,828

(h)	Long-Lived Assets including Goodwill

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

The Company carries goodwill at cost. Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill is not amortized. At September 30, 2020 and 2019, respectively, the remaining recorded goodwill was $4,368 and $3,617. The increase of $751 is attributable to the Pre-clinical Research Services, Inc., (PCRS) acquisition as described in Note 11.

The Company reviews goodwill for impairment on an annual basis in accordance with ASC 350, Intangibles- Goodwill and Other. In evaluating the goodwill, we must make assumptions regarding the discounted future cash flows of the reporting unit with goodwill. If the discounted cash flows are less than the carrying value, we then determine if an impairment loss is recognized by evaluating the fair value of the goodwill. The Company utilizes fair value techniques accepted by ASC 820, which include the income, market and cost approach.  If the fair value of the goodwill is less than the carrying amount, we recognize an impairment loss. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain risks.

The Company had one reporting unit with goodwill at September 30, 2020 which was our Services business, which is included in our Services operating segment, based on the discrete financial information available which is reviewed by management. An annual goodwill impairment test was performed for the Services reporting unit at September 30, 2020 and there was no indication of impairment. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing after fiscal year-end.

At September 30, 2020 the intangible assets subject to amortization totaled $4,261 as compared to $2,883 at September 30, 2019. The increase in intangible assets relate to the PCRS acquisition described in Note 11. The changes in the balances of the intangible assets for the years ended September 30, 2020 and 2019 are as follows:

	Trademarks	Client Relationships	Non-Compete Agreements	Backlog	Patents	Totals
Balance as of October 1, 2018	$1,150	$1,918	$178	$72	$16	$3,334
Amortization	(78)	(248)	(47)	(72)	(6)	(451)
Balance as of September 30, 2019	$1,072	$1,670	$131	$-	$10	$2,883
Acquisition of PCRS	460	1,280	220	121	-	2,081
Amortization	(103)	(380)	(93)	(121)	(6)	(703)
Balance as of September 30, 2020	$1,429	$2,570	$258	$-	$4	$4,261

Future amortization expense for intangible assets at September 30, 2020 for the next five years and a total, thereafter, are as follows:

	2021	2022	2023	2024	2025	Thereafter	Totals
Trademarks	109	109	109	109	109	884	1,429
Client Relationships	408	408	408	408	408	530	2,570
Non-Compete Agreements	102	91	55	10	-	-	258
Patents	4	-	-	-	-	-	4
	$623	$608	$572	$527	$517	$1,414	$4,261

(i)	Stock-Based Compensation

The Company has a stock option plan and an equity incentive plan for officers, outside directors and employees, which are described more fully in Note 9.

The Company recognizes the cost resulting from all share-based payment transactions in our financial statements using a fair-value based method. Compensation cost for all share-based awards are measured based on estimated fair values and compensation is recognized over the vesting period for awards.

The Company uses the binomial option valuation model to determine the grant date fair value. The determination of fair value is affected by our common share price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected volatility. The Company uses our historical share price volatility on our common shares for our expected volatility assumption.

•	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. The Company assumes that we will pay no dividends.

Employee stock-based compensation expense recognized in fiscal 2020 and 2019 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment will be recognized at that time.

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

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon settlement of the position.

The Company records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact our effective tax rate. We do not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the credit facility approximates fair value as it was amended during fiscal year 2020 and subsequent to the amendment, there have been no factors that would indicate a change in the carrying value

As of September 30, 2020 and 2019, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

(l)	Use of Estimates

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

In fiscal 2020 and 2019, the Company incurred $950 and $627, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. The Company expenses research and development costs as incurred.

(n)	Debt issuance costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis, which approximates the effective interest method. The Company believes the difference between the straight-line basis and the effective interest method is not material to the consolidated financial statements. Debt issuance costs of $235 and $207, as of September 30, 2020 and 2019, respectively, were netted with long-term debt less current portion on the consolidated balance sheets. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt.

(o)	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance on leases which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.

On October 1, 2019, the Company adopted ASC 842 Leases (ASU 2016-02) and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such prior periods continue to be reported under the accounting standards in effect for those periods. The Company recorded upon adoption a financing right-of-use asset and lease liability on the consolidated balance sheet of $4,628 and $4,650, respectively, and an operating right-of-use asset and lease liability of $4,581 and $4,687, respectively. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the term of the lease, which includes options that are reasonably certain to be exercised, discounted utilizing a collateralized incremental borrowing rate. The impact of the new lease standard does not affect the Company’s operating cash flows. See Note 6 for additional information.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”). ASU 2016-13 requires an allowance for expected credit losses on financial assets to be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. This update became effective for the Company on October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

(p)	Building Lease

The Lease Agreement with Cook Biotech, Inc. (“lessee”) for a portion of the Company’s headquarters facility is recorded as an operating lease with the escalating rents being recognized on a straight-line basis once the lessee took full possession of the space on May 1, 2015 through the end of the lease on December 31, 2024. The straight-line rents of $53 per month are recorded as a reduction to general and administrative expenses on the consolidated statements of operations and other accounts receivable on the consolidated balance sheets. The cash rent received is recorded in lease rent receivable on the consolidated balance sheets. The variance between the straight-line rents recognized and the actual cash rents received will net to zero by the end of the agreement on December 31, 2024.

3. SALE OF PREFERRED SHARES AND WARRANTS (not in thousands)

On May 11, 2011, the Company completed a registered public offering of 5,506 units at a price of $1,000 per unit. Each unit consisted of one 6% Series A convertible preferred share which is convertible into 500 common shares. The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86. As of September 30, 2020, 5,481 preferred shares have been converted into 3,144,108 common shares and 217,366 common shares have been issued for quarterly preferred dividends for remaining outstanding, unconverted preferred shares. At September 30, 2020, 25 preferred shares remained outstanding. All dividends have been paid according to the agreement.

4. LOSS PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 712 stock options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the year ended September 30, 2020, because they were anti-dilutive. Shares issuable upon exercise of 776 stock options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the year ended September 30, 2019, because they were anti-dilutive.

Computation of basic net loss per share is shown in the following table:

	Years Ended September 30,
	2020	2019
Basic net (loss) per share:
Net loss applicable to common shareholders	$(4,685)	$(790)
Weighted average common shares outstanding	10,851	10,383
Basic net loss per share	$(0.43)	$(0.08)

For purposes of the diluted net income (loss) per share calculation, stock options and Series A preferred shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. These common stock equivalents were excluded from the determination of diluted net loss per share in fiscal 2020 due to their anti-dilutive effect on earnings.

5. INVENTORIES

Inventories consisted of the following:

	As of September 30,
	2020	2019
Raw materials	$577	$858
Work in progress	70	89
Finished goods	230	346
	$877	$1,293
Obsolescence reserve	(177)	(198)
	$700	$1,095

6. LEASES

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

Effective October 1, 2019, the Company adopted ASC 842, Leases, using a modified retrospective transition approach which applies the standard to leases existing at the effective date with no restatement of prior periods. The Company’s operating leases have been included in operating lease right-of-use assets, current portion of operating lease liabilities and long-term portion of operating lease liabilities in the consolidated balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the leases.

The Company elected to apply the following practical expedients and accounting policy elections permitted by the standard at transition:

•	The Company has elected that it will not reassess contracts that have expired or existed at the date of adoption for 1) leases under the new definition of a lease, 2) lease classification, 3) whether previously capitalized initial direct costs would qualify for capitalization under the standard.

•	The Company elected not to separate lease and non-lease components.

•	The Company elected not to assess whether any land easements are, or contain, leases.

•	The Company elected to record leases with an initial term of 12 months or less directly in the consolidated statement of operations.

Right-of-use lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

As of
September 30, 2020
Operating right-of-use assets, net	$4,001

Current portion of operating lease liabilities	866
Long-term operating lease liabilities	3,344
Total operating lease liabilities	$4,210

Finance right-of-use assets, net	$4,778

Current portion of finance lease liabilities	4,728
Long-term finance lease liabilities	44
Total finance lease liabilities	$4,772

During the twelve months ended September 30, 2020, the Company had operating lease amortizations of $906, and finance lease amortization of $145. Finance lease interest recorded in the twelve months ended September 30, 2020 was $283.

One of the operating leases contains a variable lease component based on revenue for one component of the Company. The total variable payments for this lease for fiscal year 2020 was $126.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the twelve months ended September 30, 2020 were:

Twelve months ended
September 30, 2020
Operating lease costs:
Fixed operating lease costs	$906
Short-term lease costs	41
Variable lease costs	1
Sublease income	(636)
Finance lease costs:
Amortization of right-of-use asset expense	145
Interest on finance lease liability	283
Total lease cost	$740

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s consolidated balance sheet. The Company received rental income of $636 for twelve months ended September 30, 2020.

Supplemental cash flow information related to leases was as follows:

Twelve months Ended
September 30, 2020
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948
Operating cash flows from finance leases	283
Finance cash flows from finance leases	145
Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$448

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of September 30, 2020 were:

As of
September 30, 2020
Weighted-average remaining lease term (in years)
Operating lease	4.81
Finance lease	0.88
Weighted-average discount rate (in percentages)
Operating lease	5.23%
Finance lease	5.87%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2020, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2021	$896	$4,929
2022	938	19
2023	979	13
2024	1,349	13
2025	452	5
Thereafter	194	—
Total minimum future lease payments	4,808	4,979
Less interest	(598)	(207)
Total lease liability	4,210	4,772

7. DEBT

Credit Facility

On December 1, 2019, in connection with the PCRS Acquisition, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement was amended on March 27, 2020 to modify the definition of Adjusted EBITDA for purposes of covenant calculations and to modify the terms of the Initial Capex Line. The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at September 30, 2020 was $3,748. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at September 30, 2020 was $4,004.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at September 30, 2020 was $1,115.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only commencing January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at September 30, 2020 was $1,425.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at September 30, 2020 was $1,891. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. As of September 30, 2020, the Revolving Facility had a maturity of January 31, 2021. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of September 30, 2020. On December 18, 2020, the parties amended the Revolving Note to extend its maturity through May 31, 2021. Refer to Item 9B.

The Construction Draw Loan provides for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provides for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of September 30, 2020, there was a $4,230 balance on the Construction Draw Loan and a $1,266 balance on the Equipment Draw Loan.

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

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of September 30, 2020, had a balance of $920. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company is required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

As of September 30, 2020, the Second Capex Line provided for borrowings up to the principal amount of $3,000, subject to the terms of the Credit Agreement, with a maturity of December 31, 2020 and interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Fifty Basis Points (0.5%), which rate shall change concurrently with the Prime Rate. At September 30, 2020, the balance on the Second Capex Line was $2,613. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. Refer to Item 9B.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the "Guarantors"). The Company’s obligations under the Credit Agreement and the Guarantor's obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

As of September 30, 2020, the Credit Agreement included financial covenants consisting of (i) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25 to 1.0, tested quarterly and measured on a trailing twelve (12) month basis and (ii) beginning March 31, 2020 a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, as follows: not to exceed (a) as of March 31, 2020, 5.00 to 1.00, (b) as of June 30, 2020, 4.50 to 1.00, (c) as of September 30, 2020, 4.25 to 1.00 and (d) as of December 31, 2020 and each quarter thereafter, 4.00 to 1.00. An amendment to the Credit Agreement on March 27, 2020 modified the definition of Adjusted EBITDA, including for purposes of covenant calculations. As amended, the calculation of Adjusted EBITDA includes (i) the addition of a decreasing amount of proforma EBITDA from Pre-Clinical Research Services, Inc. (which the Company acquired in the first quarter of fiscal 2020) for each quarter of fiscal 2020 and (ii) the addition or subtraction of certain non-cash expenses or income recognized. Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also agreed to obtain a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and to provide FIB an assignment of such life insurance policy as collateral.

The Company entered into Credit Agreement modifications on August 13, 2020 and December 18, 2020 with FIB. Based in part on the impact of COVID-19 on the Company’s operations and financial performance, FIB suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio for the June 30, 2020 and September 30, 2020 compliance periods, respectively, and suspended testing of the Fixed Charge Coverage Ratio for the December 31, 2020 compliance period. The December 18, 2020 modification, also revised the Company’s covenant calculations on a go-forward basis, as described in Item 9B. Absent these suspensions and modifications, the Company would not have been in compliance with the covenants for the June 30, 2020 and September 30, 2020 measurement periods and expects that it would not have been in compliance with the covenants for the December 31, 2020 measurement period. Refer to Item 9B for additional details. The modification on August 13, 2020 updated the definition of Total Funded Debt under the Credit Agreement to exclude the funding of the Company’s $5,051 loan pursuant to the Paycheck Protection Program (PPP) under Division A, Title 1 of the CARES Act until the SBA has made a determination regarding forgiveness of the loan. Any PPP loan balance not forgiven will thereafter immediately be deemed funded debt for purposes of the Total Funded Debt definition.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza acquisition, we have an unsecured promissory note payable to the Smithers Avanza seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. At September 30, 2020, the balance on the note payable to the Smithers Avanza seller was $650. As part of the PCRS acquisition, we also have an unsecured promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At September 30, 2020, the balance on the note payable to the PCRS seller was $752.

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the Loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. The Company has applied for the forgiveness of the loan in the amount of $4,851.

Long-term debt is detailed in the table below.

	As of:
	September 30, 2020	September 30, 2019
Initial term loan	$3,748	$3,990
Second term loan	4,004	4,715
Third term loan	1,115	1,271
Fourth term loan	1,425	-
Fifth term loan	1,891	-
Initial Capex line	920	-
Subtotal term loans	13,103	9,976
Construction and equipment loans	5,496	4,301
Seller note – Smithers Avanza	650	810
Seller note – Pre-Clinical Research Services	752	-
Paycheck protection program loan	5,051	-
	25,052	15,087
Less: Current portion	(5,991)	(1,109)
Less: Debt issue costs not amortized	(235)	(207)
Total Long-term debt	$18,826	$13,771

Cash interest payments of $1,039 and $566 were made in 2020 and 2019, respectively. The following table summarizes the combined aggregate amount of maturities over the next five fiscal years:

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt	$5,991	$8,110	$4,075	$1,608	$5,227	$41	$25,052

8. INCOME TAXES

Significant components of our deferred tax assets and liabilities are as follows:

	As of September 30,
	2020	2019
Deferred tax assets:
Inventory	$85	$102
Accrued compensation and vacation	137	162
Accrued expenses and other	172	379
Domestic net operating loss carryforwards	3,580	3,282
Basis difference for intangible assets	457	254
Stock compensation expense	96	2
AMT credit carryover	-	31
Leases	108	-
PPP loan expenses	1,276	-
Total deferred tax assets	5,911	4,212

Deferred tax liabilities:
Prepaid expenses	(143)	(121)
Basis difference for fixed assets	(211)	(219)
Goodwill	(141)	-
Total deferred tax liabilities	(495)	(340)

Total net deferred tax assets	5,416	3,872

Valuation allowance for net deferred tax assets	(5,557)	(3,841)

Net deferred tax asset (liability)	$(141)	$31

Significant components of the provision (benefit) for income taxes are as follows as of the year ended September 30:

	2020	2019
Current:
Federal	$(31)	$(31)
State and local	6	4
Deferred:
Federal	143	31
State and local	29	—
Income tax expense	$147	$4

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2020	2019
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	(0.1)%	(0.4)%
Other nondeductible expenses	1.3%	(11.5)%
Goodwill	(3.1)%	—
Valuation allowance changes	(22.3)%	(9.6)%
Effective income tax rate	(3.2)%	(0.5)%

The Company has indefinite-lived intangible assets related to goodwill. These intangible assets are not amortized for financial reporting purposes; however, they are tax deductible and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax deductibility of the assets. The resulting deferred tax liability, which will continue to increase over time, will have an indefinite life and could remain on the Company’s balance sheet permanently unless there is impairment of the related assets (for financial reporting purposes), or the business to which those assets relate are disposed of. The reversal of the deferred tax liability related to the indefinite-lived goodwill cannot be determined or considered a source of income for valuation allowance purposes. Therefore, the result is a valuation allowance in excess of net deferred tax assets and a net credit balance (“naked credit” deferred tax liability).

Realization of deferred tax assets associated with the net operating loss carryforward and credit carryforward is dependent upon generating sufficient taxable income prior to their expiration. The valuation allowance in fiscal 2020 and 2019 was $5,557 and $3,841, respectively for our domestic operations. Payments made in fiscal 2020 and 2019 for income taxes amounted to $7 and $7, respectively.

At September 30, 2020, the Company had domestic net operating loss carryforwards for federal tax purposes of $11,859, which expire from September 30, 2032 through 2036. State and local loss carryforwards total approximately $22,506. The majority expire from September 30, 2028 through 2038; however, approximately $465 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. There have been no additional gross uncertain tax positions during fiscal 2020 based on any federal or state tax position.

The Company is no longer subject to U.S. Federal tax examinations for years before 2016 or state and local for years before 2015, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.

The Company has assessed the application of Internal Revenue Code Section 382 regarding certain limitations on the future usage of net operating losses. No limitation applies as of September 30, 2020 and we will continue to monitor activities in the future.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, due to the coronavirus pandemic. Among other things, the legislation provides tax relief for businesses. The Company is still assessing the tax benefit, if any, that it could receive under this legislation. The Company received a PPP loan of $5,051 and applied for forgiveness of $4,851. Based on satisfaction of requirements under the CARES Act for forgiveness, the Company has recorded a deferred tax asset for nondeductible expense relating to the PPP funds of $1,276.

9. STOCK-BASED COMPENSATION

Summary of Equity Plans and Activity

In March 2008, the Company’s shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. The purpose of the Plan was to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administered the Plan and approved the particular officers, directors or employees eligible for grants. Under the Plan, employees were granted the option to purchase our common shares at fair market value on the day prior to the date of the grant. Generally, options granted vest and become exercisable in three equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant.

In March 2018, the Company’s shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 the shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The maximum number of new common shares that may be granted under the Equity Plan is 700 shares plus the remaining shares from the 2008 Stock Option Plan. At September 30, 2020, 814 shares remained available for grants under the Plan.

In fiscal 2020, 152 options were granted to employees and independent directors. In fiscal 2019, 503 options were granted to employees and independent directors. The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30, 2020 and 2019 were as follows:

	2020	2019
Risk-free interest rate	1.36%	2.47%
Dividend yield	0.00%	0.00%
Volatility of the expected market price of the Company's common shares	76.56%	72.14%
Expected life of the options (years)	5.95	5.95

A summary of our stock option activity for all options and related information for the year ended September 30, 2020, is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - October 1, 2019	776	$1.61	7.98	$1,536
Exercised	(154)	$1.56
Granted	152	$4.56
Forfeited	(62)	$2.05
Outstanding - September 30, 2020	712	$2.21	7.59	$1,939

Exercisable at September 30, 2020	281	$1.64	6.38	$922

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of our common share price on September 30, 2020 and the options’ exercise price. The total intrinsic value of stock options exercised for fiscal years ended September 30, 2020 and 2019 were $562 and $19, respectively. The weighted average estimated fair value of stock options granted for the fiscal years ended September 30, 2020 and 2019 were $3.11 and $1.09 per stock option, respectively. As of September 30, 2020, our total unrecognized compensation cost related to non-vested stock options was $545 and is expected to be recognized over a weighted-average service period of 2.0 years.

During the year ended September 30, 2020, the Company granted a total of 126 shares to officers, outside directors and employees. A summary of our restricted share activity for the year ended September 30, 2020 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding – September 30, 2019	20	$2.0
Granted	126	$4.2
Unvested shares forfeited	(18)	$4.0
Outstanding - September 30, 2020	128	$3.9

As of September 30, 2020, our total unrecognized compensation cost related to unvested restricted stock was $326 and is expected to be recognized over a weighted-average service period of 1.4 years. The total fair value of the restricted shares granted during the year ended September 30, 2020 was $528.

Stock-based compensation expense for employee stock options and restricted stock for the years ended September 30, 2020 and 2019 was $540 and $278, respectively.

10. RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Plan”) covering all employees with at least 90 days of service. Under the terms of the Plan, the Company matches 50% of the first 6% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed the annual limits set by the IRS. Contribution expense was $538 and $374 in fiscal 2020 and 2019, respectively. The contribution expense increased primarily due to growth in overall headcount through organic growth and the PCRS acquisition in December 2019 as well as changing the company match from one year of service eligibility to 90 days eligibility.

11. BUSINESS COMBINATIONS

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

The Smithers Avanza Purchase Agreement contains customary representations, warranties, covenants (including non-competition requirements applicable to the selling parties for a 5-year period) and indemnification provisions. As contemplated by the Smithers Avanza Purchase Agreement, on May 1, 2019 the Smithers Avanza Purchaser assumed amended lease arrangements for certain premises in Gaithersburg, Maryland (the “Lease Arrangements”). Under the Lease Arrangements, the Smithers Avanza Purchaser agreed to lease the premises for a term of 5 years and 8 months, with two 5-year extensions at the Smithers Avanza Purchaser’s option. Annual minimum rental payments under the initial term of the Lease Arrangements range from $400 to $600, provided that the Lease Arrangements provide the Smithers Avanza Purchaser with the option to purchase the premises. The Lease Arrangements include customary rights upon a default by landlord or tenant.

Accounting for the Transaction

Results are included in the Company’s results from the acquisition date of May 1, 2019.

The Company’s allocation of the $2,595 purchase price to Smithers Avanza’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of May 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of September 30, 2020 was as follows:

Allocation as of September 30, 2020
Assets acquired and liabilities assumed:
Receivables	$1,128
Property and equipment	1,564
Prepaid expenses	147
Goodwill	545
Accrued expenses	(219)
Customer advances	(570)
$2,595

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. Smithers Avanza recorded revenues of $10,748 and net loss of $596 for the twelve-month period ending September 30, 2020.

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

The Company’s allocation of the $5,857 purchase price to PCRS’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of September 30, 2020 was as follows:

Allocation as of September 30, 2020
Assets acquired and liabilities assumed:
Receivable	$578
Property and equipment	2,836
Unbilled receivables	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. The Company incurred transaction costs of $248 for the twelve months ended September 30, 2020 related to the PCRS Acquisition.  These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. PCRS recorded revenues of $4,780 and net income of $176 for the twelve-month period ending September 30, 2020.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the twelve months ended September 30, 2020 assuming the Smithers Avanza Acquisition and the PCRS Acquisition had occurred as of October 1, 2019 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Smithers Avanza Seller’s operations and the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the Smithers Avanza Acquisition and PCRS Acquisition been completed on October 1, 2019.

The unaudited pro forma information is as follows:

Twelve Months Ended
September 30, 2019
Total revenues	$51,661
Net loss	(2,808)

Pro forma basic net loss per share	$(0.26)
Pro forma diluted net loss per share	$(0.26)

12. SEGMENT INFORMATION

The Company operates in two principal segments - research services and research products. Our Services segment provides research and development support on a contract basis directly to pharmaceutical companies. Our Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The accounting policies of these segments are the same as those described in the summary of significant accounting policies.

(a)	Operating Segments

	Years Ended September 30,
	2020	2019
Revenue:
Services	$57,177	$39,048
Products	3,292	4,568
	$60,469	$43,616
Operating income (loss):
Services	$8,210	$5,579
Products	(437)	(95)
Unallocated corporate	(10,836)	(5,636)
	$(3,063)	$(153)

Interest expense	(1,490)	(642)
Other income	15	9
Income (loss) before income taxes	$(4,538)	$(786)

	Years Ended September 30,			Years Ended September 30,
	2020	2019		2020	2019
Identifiable assets:			Depreciation and amortization:
Services	$54,480	$35,695	Services	$3,127	$2,017
Products	1,535	1,780	Products	23	19
Unallocated corporate	5,578	4,505	Unallocated corporate	779	681
	$61,593	$41,980		$3,929	$2,717

Goodwill, net:			Capital expenditures:
Services	$4,368	$3,617	Services	$4,781	$5,936
Products	—	—	Products	9	29
Unallocated corporate	—	—	Unallocated corporate	1,410	913
	$4,368	$3,617		$6,200	$6,878

(b)	Geographic Information

	Years Ended September 30,
	2020	2019
Sales to External Customers:
United States	$56,253	$39,634
Other North America	148	218
Pacific Rim	2,826	2,407
Europe	1,207	1,217
Other	35	140
	$60,469	$43,616

Long-lived Assets:
United States	$28,729	$22,828
	$28,729	$22,828

(c)	Major Clients

Sales are predominately to customers located principally in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry. As of and for the years ended September 30, 2020 and 2019, no customers accounted for more than 10 percent of sales or accounts receivable.

13. ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, the Company accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During fiscal 2020, the Company released portions of the reserve for lease related liabilities that were no longer owed due to the statute of limitations. At September 30, 2020 and September 30, 2019, respectively, we had $168 and $349 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

14. RELATED-PARTY TRANSACTIONS

In April 2017, the Company renewed a consulting agreement with a shareholder, incurring $76 and $75 in fees and reimbursed travel costs in fiscal 2020 and fiscal 2019, respectively. Additionally, the Company has a consulting agreement with LS Associates by which we paid consulting fees of $64 and $156 in fiscal 2020 and fiscal 2019, respectively. LS Associates is owned in part by our CEO, Robert W. Leasure Jr. The Company received consulting services form LS Associates prior to Mr. Leasure being elected as CEO and continues to use services of the consulting firm on an as needed basis.

The Company leases space from SWL Properties, LLC. SWL Properties is owned by three employees of the company, two of which are officers. The lease term is seven years, with the possibility of extension for two successive terms of seven years each. The lease also includes an option to purchase the building during the first five years of the lease at fair market value. The lease is reflected as a financing lease on the balance sheet. Lease expense incurred was $390 in each of the fiscal years 2020 and 2019.

The Company has an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser, who is an affiliate of the Company. See description of promissory note in Note 7. In addition, the affiliate leases space to the Company. The initial term of the lease is five years with the possibility of extension for two successive terms of five years each. The lease is reflected as an operating lease on the balance sheet. Lease expense incurred was $85 in fiscal 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bioanalytical Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bioanalytical Systems, Inc. and its subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Lease Accounting

As discussed in Note 6 to the financial statements, the Company has changed its method of accounting for leases in its year ending September 30, 2020, due to the adoption of ASC 842, Leases.

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

December 22, 2020

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of September 30, 2020.

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

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fourth quarter of fiscal 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

On December 18, 2020, the Company executed a third amendment to the Company’s Credit Agreement (the “Amendment”) with FIB. As part of the amendment, FIB suspended testing of the Fixed Charge Coverage Ratio and the Cash Flow Leverage Ratio for the September 30, 2020 compliance period and suspended testing of the Fixed Charge Coverage Ratio for the December 31, 2020 compliance period. The Amendment also modified the Company’s Cash Flow Leverage Ratio requirement for the December 31, 2020 measurement period and the Cash Flow Leverage Ratio and Fixed Charge Coverage Ratio requirements, respectively, for subsequent compliance periods. As amended, (i) beginning March 31, 2021, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), tested quarterly, of not less than (a) as of March 31, 2021 1.05 to 1.0, (b) as of June 30, 2021 1.10 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter 1.20 to 1.00 and (ii) a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, not to exceed (a) as of December 31, 2020, 6.00 to 1.00, (b) as of March 31, 2021, 5.75 to 1.00, (c) as of June 30, 2021, 5.00 to 1.00 and (d) as of September 30, 2021 and for each quarter thereafter, 4.25 to 1.00. The Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio are measured on a trailing twelve (12) month basis, provided, however, that in the case of Fixed Charge Coverage Ratio calculations for the remainder of fiscal 2021 (i) the measurement period for the quarter ending March 31, 2021 includes only the quarter ending March 31, 2021, (ii) the measurement period for the quarter ending June 30, 2021 includes only the quarters ending March 31, 2021 and June 30, 2021 and (iii) the measurement period for the quarter ending September 30, 2021 includes only the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021.

In connection with the Amendment, the parties extended the maturity of the Company’s Revolving Facility through May 31, 2021 and amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. As amended, the Second Capex Line matures on December 31, 2025. Interest accrues on the principal balance of the Second Capex Line at a fixed per annum rate equal to 4.25%. Commencing January 31, 2021, and on the last day of each monthly period thereafter until and including on the maturity date, the Second Capex Line requires payments of principal and interest in monthly installments equal to $55.

PART III

ITEM 10-DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the caption “Executive Officers of the Registrant” herein, and under the captions “Election of Director” and, if applicable, “Delinquent Section 16(a) Reports” in the Proxy Statement for the 2021 Annual Meeting are incorporated herein by reference in response to this item.

ITEM 11-EXECUTIVE COMPENSATION

The information included under the captions “Elections of Directors – Non-employee Director Compensation and Benefits” and “Compensation of Executive Officers” in the Proxy Statement for the 2021 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the “Principal Shareholders Table” and under the caption “Equity Compensation Plan Information” in the Proxy Statement for the 2021 Annual Meeting is incorporated by reference in response to this item.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information included under the captions “Certain Relationships and Related Transactions” and “Election of Directors – Board Independence” in the Proxy Statement for the 2021 Annual Meeting is incorporated herein by reference in response to this item.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The information included under the caption “Selection of Independent Registered Accounting Firm” in the Proxy Statement for the 2021 Annual Meeting is incorporated herein by reference in response to this item.

PART IV

ITEM 15-EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this report.
2.	Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.
3.	Exhibits: See Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: December 22, 2020	By: /s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2020	By: /s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gregory C. Davis	Chairman	December 22, 2020
Gregory C. Davis, Ph.D.

/s/ R. Matthew Neff	Director	December 22, 2020
R. Matthew Neff

/s/ Richard A. Johnson	Director	December 22, 2020
Richard A. Johnson, Ph.D.

/s/ John E. Sagartz	Director	December 22, 2020
John E. Sagartz, DVM, Ph.D., DACVP

EXHIBIT INDEX

Number		Description of Exhibits

(2)	2.1	Asset Purchase Agreement, dated May 1, 2019, by and among Bioanalytical Systems, Inc., Oriole Toxicology Services, LLC and Smithers Avanza Toxicology Laboratories, LLC (incorporated by reference to Exhibit 2.1 to Form 10-Q filed August 14, 2019).ǂ

	2.2	Asset Purchase Agreement, dated November 8, 2019, by and among Bioanalytical Systems, Inc., Bronco Research Services LLC and Pre-Clinical Research Services, Inc. and its Shareholder (incorporated by reference to Exhibit 2.1 to Form 10-Q filed February 14, 2020).ǂ

(3)	3.1	Second Amended and Restated Articles of Incorporation of Bioanalytical Systems, Inc. as amended through May 9, 2011 (incorporated by reference to Exhibit 3.1 to Form-10Q for the quarter ended June 30, 2011).

	3.2	Second Amended and Restated Bylaws of Bioanalytical Systems, Inc., as subsequently amended (incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended September 30, 2015).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on form S-1, Registration No. 333-36429).

	4.2	Certificate of Designation of Preferences, Rights, and Limitations of Convertible Preferred Shares (incorporated by reference to Exhibit 3.1 on Form 8-K, dated May 12, 2011).

	4.3	Specimen Certificate for 6% Series A Convertible Preferred Shares (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1, Registration No. 333-172508).

	4.4	Description of Registrant’s Securities (filed herewith).

(10)	10.1	Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.2	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.3	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008, SEC File No. 000-23357).

	10.4	Form of Employee Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2017).

	10.5	Form of Director Stock Option Agreement under Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (*) (incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2017).

	10.6	Lease Agreement between Bioanalytical Systems, Inc. and Cook Biotech, effective January 28, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2015).

	10.7	Commercial Lease Agreement, effective July 16, 2018, between Seventh Wave Laboratories, LLC (f/k/a Cardinal Laboratories LLC) and SWL Properties LLC (incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended September 30, 2018).

	10.8	Lease Term and Sublease Termination Agreement, effective July 16, 2018, by and among Seventh Wave Laboratories, LLC (f/k/a Cardinal Laboratories LLC), SWL Properties LLC and SWL Chrysalis, LLC (f/k/a Seventh Wave Laboratories, LLC) (incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended September 30, 2018).

10.9	Employment Agreement, by and between Bioanalytical Systems, Inc. and John E. Sagartz, DVM, Ph.D., DACVP, effective October 5, 2018 (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended September 30, 2018).*

10.10	Lease Agreement, dated December 30, 2009, by and between Rickman Firstfield Associates and Avanza Laboratories, LLC (incorporated by reference to Exhibit 10.2 to Form 10-Q filed August 14, 2019).

10.11	Assignment and Assumption of Lease, dated May 1, 2019, by and between Avanza Development Services, LLC and Oriole Toxicology Services LLC (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 14, 2019).

10.12	Third Amendment to Lease, dated May 1, 2019, by and between Rickman Firstfield Associates and Oriole Toxicology Services LLC (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 14, 2019).

	10.13	Amended and Restated Bioanalytical Systems, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement filed by the Company on January 28, 2020).*

	10.14	Form of Restricted Stock Award Agreement under Amended and Restated Bioanalytical Systems, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed December 26, 2019).*

	10.15	Form of Non-Qualified Stock Option Award Agreement under Amended and Restated Bioanalytical Systems, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Form 10-K filed December 26, 2019).*

	10.16	Amended and Restated Credit Agreement, dated December 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q filed February 14, 2020).

	10.17	Amendment, dated March 27, 2020, to Amended and Restated Credit Agreement, dated December 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2020).

	10.18	Modification, dated August 13, 2020, to Amended and Restated Credit Agreement, dated December 1, 2019, as amended, between Bioanalytical Systems, Inc. and First Internet Bank (filed herewith).

	10.19	Promissory note, dated April 18, 2020, entered into by Bioanalytical Systems, Inc. in favor of Huntington National Bank pursuant to the Paycheck Protection Program as administered by the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2020).

	10.20	Employment Agreement, dated January 27, 2020, between Bioanalytical Systems, Inc. and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed May 14, 2020).*

	10.21	Offer Letter from Bioanalytical Systems, Inc. to Beth A. Taylor. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended September 30, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm RSM US LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith).

*	Management contract or compensatory plan or arrangement.

ǂ	Certain schedules and exhibits referenced in the Sale and Purchase Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.