Form 10-Q
period 2020-12-31
BIOANALYTICAL SYSTEMS INC
filed 2021-02-10
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

BIOANALYTICAL SYSTEMS, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	BASi	NASDAQ Capital Market

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

Large accelerated filer ☐   Accelerated filer☐  Non-accelerated filer ☒

Smaller Reporting Company ☒   Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of February 5, 2021, 11,131,256 of the registrant's common shares were outstanding.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2020	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,155	$1,406
Accounts receivable
Trade, net of allowance of $561 at December 31, 2020 and September 30, 2020	8,937	8,681
Unbilled revenues and other	2,448	2,142
Inventories, net	876	700
Prepaid expenses	2,546	2,371
Total current assets	15,962	15,300

Property and equipment, net	29,316	28,729
Operating lease right-of use assets, net	4,093	4,001
Finance lease right-of-use assets, net	4,742	4,778
Goodwill	4,368	4,368
Other intangible assets, net	4,104	4,261
Lease rent receivable	131	75
Other assets	82	81
Total assets	$62,798	$61,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,630	$3,196
Restructuring liability	178	168
Accrued expenses	1,599	2,688
Customer advances	13,635	11,392
Capex lines of credit	3,000	2,613
Current portion on long-term operating lease	949	866
Current portion of long-term finance lease	4,693	4,728
Current portion of long-term debt	6,877	5,991
Total current liabilities	34,561	31,642
Long-term operating leases, net	3,358	3,344
Long-term finance leases, net	40	44
Long-term debt, less current portion, net of debt issuance costs	17,208	18,826
Deferred tax liabilities	175	141
Total liabilities	55,342	53,997

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
25 Series A shares at $1,000 stated value issued and outstanding at December 31, 2020 and at September 30, 2020	25	25
Common shares, no par value:
Authorized 19,000,000 shares; 11,117,999 issued and outstanding at December 31, 2020 and 10,977,675 at September 30, 2020	2,741	2,706
Additional paid-in capital	26,966	26,775
Accumulated deficit	(22,276)	(21,910)
Total shareholders’ equity	7,456	7,596
Total liabilities and shareholders’ equity	$62,798	$61,593

The accompanying notes are an integral part of the condensed consolidated financial statements

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Service revenue	$17,032	$12,142
Product revenue	853	776
Total revenue	17,885	12,918

Cost of service revenue	11,597	8,911
Cost of product revenue	411	530
Total cost of revenue	12,008	9,441

Gross profit	5,877	3,477
Operating expenses:
Selling	625	882
Research and development	196	162
General and administrative	5,042	3,453
Total operating expenses	5,863	4,497

Operating income (loss)	14	(1,020)

Interest expense	(347)	(311)
Other income	—	2

Net loss before income taxes	(333)	(1,329)

Income taxes expense	33	97

Net loss	$(366)	$(1,426)

Basic net loss per share	$(0.03)	$(0.13)
Diluted net loss per share	$(0.03)	$(0.13)

Weighted common shares outstanding:
Basic	11,016	10,669
Diluted	11,016	10,669

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$7,596

Net loss						(366)	(366)

Stock option exercises			23,350	6	39		45

Stock-based compensation			116,974	29	152		181

Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$7,456

	Preferred Shares		Common Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Number	Amount	Number	Amount	Capital	Deficit	Equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710

Adoption of accounting standard						(128)	(128)

Net loss						(1,426)	(1,426)

Stock issued in acquisition			240,000	60	1,073		1,133

Stock-based compensation			54,363	14	67		81

Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370

The accompanying notes are an integral part of the consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Operating activities:
Net loss	$(366)	$(1,426)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,065	732
Amortization finance lease	37	32
Change on operating lease	5	—
Employee stock compensation expense	181	81
Provision for doubtful accounts	72	—
Unrealized foreign currency gains	9	18
Financing lease interest expense	69	67
Changes in operating assets and liabilities:
Accounts receivable	(634)	(1,013)
Inventories	(176)	61
Income tax accruals	33	97
Prepaid expenses and other assets	(231)	(774)
Accounts payable	435	479
Accrued expenses	(1,089)	597
Customer advances	2,242	2,501
Net cash provided by operating activities	1,652	1,452

Investing activities:
Capital expenditures	(1,474)	(2,165)
Cash paid in acquisition	—	(3,931)
Net cash used in investing activities	(1,474)	(6,096)

Financing activities:
Payments on finance lease liability	(108)	(104)
Payments of long-term debt	(712)	(250)
Payments of debt issuance costs	(40)	(110)
Payments on revolving line of credit	—	(10,531)
Borrowings on revolving line of credit	—	10,194
Borrowing on construction loans	—	1,183
Borrowing on capex lines of credit	387	728
Proceeds from exercise of stock options	44	—
Borrowing on long-term loan	—	3,439
Net cash (used in) provided by financing activities	(429)	4,549

Net decrease in cash, cash equivalents, and restricted cash	(251)	(95)
Cash, cash equivalents, and restricted cash at beginning of period	1,406	606
Cash, cash equivalents, and restricted cash at end of period	$1,155	$511

Supplemental disclosure of cash flow information:
Cash paid for interest	$256	$270

Preclinical Research Services acquisition:

Assets acquired	—	$6,442
Liabilities assumed	—	(1,378)
Common shares issued	—	(1,133)
Cash paid	—	$3,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

BIOANALYTICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Bioanalytical Systems, Inc. and its subsidiaries, including as operating under the trade name “Inotiv” (“We,” “Our,” “Us,” the “Company,” “BASi” and “Inotiv”) engage in contract laboratory research services and other services related to pharmaceutical development, chemical, and medical device development, biomedical research and government-sponsored research. The Company also manufactures scientific instruments for life sciences research, which we sell with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. Our customers are located throughout the world.

We have prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with our audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the year ended September 30, 2020. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2020 and 2019 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of our financial position at December 31, 2020. The results of operations for the three months ended December 31, 2020 may not be indicative of the results for the year ending September 30, 2021.

2.	STOCK-BASED COMPENSATION

In March 2008, the Company’s shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. The purpose of the Plan was to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administered the Plan and approved the particular officers, directors or employees eligible for grants. Under the Plan, employees were granted options to purchase our common shares at an exercise price equal to the fair market value of the common shares of the end of the trading day prior to the date of the grant. Generally, options granted vest and become exercisable in three equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment with us, or ten years from the date of grant. Restricted shares are valued as the average of the high and low on the day prior to the date of the grant. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in our Form 10-K for the fiscal year ended September 30, 2020.

In March 2018, the Company’s shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 our shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote our long-term interests by providing a means of attracting and retaining officers, directors and key employees. The maximum number of new common shares that may be granted under the Equity Plan is 700 shares plus the remaining shares from the 2008 Stock Option Plan. At December 31, 2020, 680 shares remained available for grants under the Plan.

We expense the estimated fair value of stock options over the vesting periods of the grants. We recognize expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Prior to October 1, 2020, stock-based compensation expense was reduced for estimated forfeitures, and if necessary, an adjustment was recognized in future periods if actual forfeitures differed from those estimates. The accounting change was made prospectively; therefore, stock-based compensation for equity grants subsequent to October 1, 2020, will not be reduced for estimated forfeitures as expense will be adjusted in the period that a forfeiture occurs. The Company feels that this accounting change will more accurately account for expense relating to forfeitures. The Company has assessed the cumulative effect of this change in accounting policy and has deemed the impact to be immaterial; therefore, an adjustment has not been recorded to beginning retained earnings. Stock based compensation expense for the three months ended December 31, 2020 was $181. Stock based compensation expense for the three months ended December 31, 2019 was $81.

A summary of our stock option activity for the three months ended December 31, 2020 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price
Outstanding – October 1, 2020	712	$2.21
Granted	22	$5.19
Exercised	(23)	$1.90
Forfeited	(5)	$3.41
Expired	(1)	$1.78
Outstanding – December 31, 2020	704	$2.31

Exercisable at December 31, 2020	318	$1.75

The weighted average estimated fair value of stock options granted for the three months ended December 31, 2020 and December 31, 2019 were $3.41 and $3.14, respectively. The weighted-average assumptions used to compute the fair value of the options granted in the three months ended December 31, 2020 were as follows:

Risk-free interest rate	0.41%
Dividend yield	0.00%
Volatility of the expected market price of the Company's common shares	76.56%
Expected life of the options (years)	5.95

As of December 31, 2020, our total unrecognized compensation cost related to non-vested stock options was $515 and is expected to be recognized over a weighted-average service period of 2.0 years.

During the three months ended December 31, 2020, we granted a total of 117 restricted shares to members of the Company’s leadership team, including 40 restricted shares granted on December 29, 2020 to the CEO under his employment agreement. A summary of our restricted share activity for the three months ended December 31, 2020 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding – September 30, 2020	128	$3.88
Granted	117	$7.86
Forfeited	—	—
Outstanding – December 31, 2020	245	$5.77

As of December 31, 2020, our total unrecognized compensation cost related to non-vested restricted shares was $1,160 and is expected to be recognized over a weighted-average service period of 2.1 years.

3.	INCOME (LOSS) PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company has two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with our registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred shares and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 704 options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three months ended December 31, 2020, because they were anti-dilutive. Shares issuable upon exercise of 785 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three months ended December 31, 2019, because they were anti-dilutive.

Computation of basic net loss per share is shown in the following table:

	Three Months Ended December 31,
	2020	2019
Basic net loss per share:
Net loss applicable to common shareholders	$(366)	$(1,426)
Weighted average common shares outstanding	11,016	10,669
Basic net loss per share	$(0.03)	$(0.13)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2020	September 30, 2020
Raw materials	$573	$577
Work in progress	67	70
Finished goods	396	230
	1,036	877
Obsolescence reserve	(160)	(177)
	$876	$700

5.	SEGMENT INFORMATION

The Company operates in two principal segments - research services and research products. The Services segment provides research and development support on a contract basis directly to pharmaceutical companies. The Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The accounting policies of these segments are the same as those described in the summary of significant accounting policies found in Note 2 to the Consolidated Financial Statements in our annual report on Form 10-K for the fiscal year ended September 30, 2020.

	Three Months Ended December 31,
	2020	2019
Revenue:
Service	$17,032	$12,142
Product	853	776
	$17,885	$12,918
Operating income (loss):
Service	$3,111	$1,263
Product	167	(271)
Corporate	(3,264)	(2,012)
	$14	$(1,020)

Interest expense	(347)	(311)
Other income	—	2
Loss before income taxes	$(333)	$(1,329)

6.	INCOME TAXES

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

The difference between the enacted federal statutory rate of 21% and our effective rate of (9.89) % for the quarterly period ended December 31, 2020 is due to changes in our valuation allowance on our net deferred tax assets.

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

At December 31, 2020 and September 30, 2020, we had no liability for uncertain income tax positions.

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

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, due to the coronavirus pandemic. Among other things, the legislation provides tax relief for businesses. The Company is still assessing the tax benefit, if any, that it could receive under this legislation. The Company received a Payroll Protection Program (“PPP”) loan of $5,051 and applied for forgiveness of $4,851. Based on satisfaction of requirements under the CARES Act for forgiveness, the Company recorded a deferred tax asset for nondeductible expense relating to the PPP funds of $1,276 at September 30, 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law, clarifying that business expenses paid out of PPP forgivable loan funds may in fact be fully deducted for federal income tax purposes. Based on this clarification in the bill, the Company reversed the $1,276 deferred tax asset related to PPP loan expenses, along with the corresponding valuation allowance for the same amount, as of December 31, 2020.

7.	DEBT

Credit Facility

On December 1, 2019, the Company entered into an Amended and Restated Credit Agreement (as has been amended from time to time, the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at December 31, 2020 was $3,686. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at December 31, 2020 was $3,820.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at December 31, 2020 was $1,067.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only having commenced January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at December 31, 2020 was $1,356.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at December 31, 2020 was $1,875. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of December 31, 2020. On December 18, 2020, the parties amended the Revolving Facility to extend its maturity through May 31, 2021.

The Construction Draw Loan provided for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provided for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2020, there was a $4,123 balance on the Construction Draw Loan and a $1,185 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and the Equipment Draw Loan each permitted the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each required monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of December 31, 2020, had a balance of $872. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company was required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line previously provided for borrowings up to the principal amount of $3,000, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. As amended, the Second Capex Line matures on December 31, 2025. Interest accrues on the principal balance of the Second Capex Line at a fixed per annum rate equal to 4.25%. Commencing January 31, 2021, and on the last day of each monthly period thereafter until and including on the maturity date, the Second Capex Line requires payments of principal and interest in monthly installments equal to $55.

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

The Company entered into a Credit Agreement modification on December 18, 2020 with FIB. Based in part on the impact of COVID-19 on the Company’s operations and financial performance, FIB, among other things, agreed to suspend testing of the Fixed Charge Coverage Ratio under the Credit Agreement for the December 31, 2020 compliance period. The December 18, 2020 modification, also revised the Company’s covenant calculations on a go-forward basis, as described below. Absent these suspensions and modifications, the Company would not have been in compliance with the covenants for the December 31, 2020 measurement period.

As amended, (i) beginning March 31, 2021, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), tested quarterly, of not less than (a) as of March 31, 2021 1.05 to 1.0, (b) as of June 30, 2021 1.10 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter 1.20 to 1.00 and (ii) the Company is required to maintain a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, not to exceed (a) as of December 31, 2020, 6.00 to 1.00, (b) as of March 31, 2021, 5.75 to 1.00, (c) as of June 30, 2021, 5.00 to 1.00 and (d) as of September 30, 2021 and for each quarter thereafter, 4.25 to 1.00. The Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio are measured on a trailing twelve (12) month basis, provided, however, that in the case of Fixed Charge Coverage Ratio calculations for the remainder of fiscal 2021 (i) the measurement period for the quarter ending March 31, 2021 includes only the quarter ending March 31, 2021, (ii) the measurement period for the quarter ending June 30, 2021 includes only the quarters ending March 31, 2021 and June 30, 2021 and (iii) the measurement period for the quarter ending September 30, 2021 includes only the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021.

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

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza acquisition, we have an unsecured promissory note payable to the Smithers Avanza seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. At December 31, 2020, the balance on the note payable to the Smithers Avanza seller was $570. As part of the PCRS acquisition, we also have an unsecured promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At December 31, 2020, the balance on the note payable to the PCRS seller was $735.

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the Loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. The bank is not requiring payments of principal or interest pending the loan forgiveness decision. The Company has applied for forgiveness of the loan in the amount of $4,851.

Long term debt is detailed in the table below.

	As of:
	December 31, 2020	September 30, 2020
Initial term loan	$3,686	$3,748
Second term loan	3,820	4,004
Third term loan	1,067	1,115
Fourth term loan	1,356	1,425
Fifth term loan	1,875	1,891
Initial Capex line	872	920
Subtotal term loans	12,676	13,103
Construction and equipment loans	5,308	5,496
Seller Note – Smithers Avanza	570	650
Seller Note – Pre-Clinical Research Services	735	752
Paycheck protection program loan	5,051	5,051
	24,340	25,052
Less: Current portion	(6,877)	(5,991)
Less: Debt issue costs not amortized	(255)	(235)
Total Long-term debt	$17,208	$18,826

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. At December 31, 2020 and September 30, 2020, respectively, we had $178 and $168 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”). ASU 2016-13 requires an allowance for expected credit losses on financial assets to be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. This update became effective for the Company on October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

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

The Company’s allocation of the $5,857 purchase price to PCRS’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of December 31, 2020 is as follows:

Allocation as of December 31, 2020
Assets acquired and liabilities assumed:
Receivables	$578
Property and equipment	2,836
Unbilled receivables	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. PCRS recorded revenues of $1,838 and net income of $401 for the three month period ending December 31, 2020.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three months ended December 31, 2020 assuming the PCRS Acquisition had occurred as of October 1, 2019 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the PCRS Acquisition been completed on October 1, 2018.

The unaudited pro forma information is as follows:

Three Months Ended
December 31, 2019
Total revenues	$13,835

Net loss	(1,299)

Pro forma basic net loss per share	$(0.12)
Pro forma diluted net loss per share	$(0.12)

11.	REVENUE RECOGNITION

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into three revenue streams, service revenue, product revenue, and royalties. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements.

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

Product revenue

The Company’s products can be sold to multiple clients and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation. Certain products have maintenance agreements available for clients to purchase. These are typically billed in advance and are accounted for as deferred revenue, are recognized ratably over the applicable maintenance period and are included in customer advances on the condensed consolidated balance sheet.

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Royalty revenue is included in service revenue on the condensed consolidated statement of operations. Total revenue recognized was $59 and $256 in the three months ended December 31, 2020 and 2019, respectively.

The following table presents changes in the Company’s contract assets and contract liabilities for the three months ended December 31, 2020.

	Balance at September 30, 2020	Additions	Deductions	Balance at December 31, 2020
Contract Assets: Unbilled receivables	$1,879	$720	$(420)	$2,179
Contract liabilities: Customer advances	$11,392	$35,042	$(32,799)	$13,635

12.	LEASES

The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASU 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

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

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019
Operating right-of-use assets, net	$4,093	$4,739

Current portion of operating lease liabilities	949	864
Long-term operating lease liabilities	3,358	4,044
Total operating lease liabilities	$4,307	$4,908
Finance right-of-use assets, net	4,742	4,641

Current portion of finance lease liabilities	4,693	4,616
Long-term finance lease liabilities	40	17
Total finance lease liabilities	$4,733	$4,633

During the three months ended December 31, 2020, the Company had operating lease of $232 and finance lease amortizations of $37. Finance lease interest recorded in the quarter was $69.

One of the operating leases contains a variable lease component based on revenue for one component of the Company. The total variable payments for this lease for the three months ended December 31, 2020 was $76.

Lease costs included in the condensed consolidated statements of operations consist of the following:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Operating lease costs:
Fixed operating lease costs	$229	$214
Short-term lease costs	10	14
Variable lease costs	2	1
Lease income	(160)	(159)
Finance lease costs:

Amortization of right-of-use asset expense	37	32
Interest on finance lease liability	69	67
Total lease cost	$187	$169

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s condensed consolidated balance sheet. The Company received rental income of $160 and $159 during the three months ended December 31, 2020 and December 31, 2019, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$229	$58
Operating cash flows from finance leases	69	32
Finance cash flows from finance leases	108	104
Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$448	$377

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of December 31, 2020 were:

	Three months Ended	Three months Ended
	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years)
Operating lease	4.51	5.41
Finance lease	0.88	0.58

Weighted-average discount rate (in percentages)
Operating lease	5.22%	5.22%
Finance lease	5.84%	5.95%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2020, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2021 (remainder of fiscal year)	$731	$4,821
2022	1,029	19
2023	1,063	13
2024	1,062	13
2025	609	5
Thereafter	377	-
Total minimum future lease payments	4,871	4,871
Less interest	(564)	(138)
Total lease liability	4,307	4,733

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2020. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Our financial results for the three months ended December 31, 2020 were positively impacted by increases in sales and gross margins from the acquisitions and internal growth the Company has experienced in the Service business. During the current quarter, we saw a decrease in operating expenses as a percentage of revenue compared to the same quarter in the prior year. In addition, the financial results were positively impacted by the Products segment of the business as expense reductions were implemented in last half of fiscal year 2020 and there were improved margins on existing sales.

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

Our team has implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work-from-home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April 2020 in the amount of $5,051. The funds were used over the eight weeks following the receipt of the funds for payroll, utility and rent expenses, in step with our business continuity measures and as allowed under the PPP. The Company applied for forgiveness of the PPP loan in the amount of $4,851, which represents qualified expenses. The PPP debt is recorded as a liability on the balance sheet.

In order to further establish our brand, including in the context of exploring external growth opportunities, we have proposed adopting Inotiv, Inc. as our formal corporate name at the 2021 annual meeting of shareholders scheduled for March 18, 2021.

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

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the three months ended December 31, 2020, total revenues increased to $17,885 from $12,918, a 38.5% increase as compared to the three months ended December 31, 2019, including incremental PCRS related revenues, given the December 1, 2019 closing for the PCRS acquisition. Gross profit increased to $5,877 from $3,477, a 69.1% increase. Operating expenses were higher by 30.4% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The most notable growth in operating expenses is employee-related costs, including benefits and incentive programs, and additional expenses related to operations acquired in the PCRS Acquisition.

As of December 31, 2020, we had $1,155 of cash and cash equivalents as compared to $1,406 of cash and cash equivalents at the end of fiscal 2020. In the first three months of fiscal 2021, we generated $1,652 in cash from operations as compared to $1,452 in the fiscal 2020 period. Capital expenditures for investments in laboratory equipment to increase capacity and improvements to our Fort Collins facility during the first three months of fiscal 2021 totaled $1,474, which is a decrease from $2,165 in the first three months of fiscal 2020.

As of December 31, 2020, we did not have an outstanding balance on our $5,000 general line of credit, we had a $3,000 balance on our $3,000 capex line of credit. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition and the PCRS Acquisition and the expansion of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our Amended and Restated Credit Agreement.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended December 31,
	2020	2019
Service revenue	95.2%	94.0%
Product revenue	4.8	6.0
Total revenue	100.0	100.0

Cost of Service revenue (a)	68.1	73.4
Cost of Product revenue (a)	48.2	68.2
Total cost of revenue	67.1	73.1

Gross profit	32.9	26.9

Total operating expenses	32.8	34.8

Operating income (loss)	0.1	(7.9)

Other expense	(2.0)	(2.4)

Loss before income taxes	(1.9)	(10.3)

Income taxes	0.1	0.8

Net loss	(2.0)%	(11.0)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Service and Product Revenues

Revenues for the quarter ended December 31, 2020 increased 38.5% to $17,885 compared to $12,918 for the same period last fiscal year.

Our Service revenue increased 40.3% to $17,032 in the three months ended December 31, 2020 compared to $12,142 for the three months ended December 31, 2019. Nonclinical services revenue increased $3,559 in the three months ended December 31, 2020 due to an expansion at our Evansville location, as well as incremental revenues attributable to the PCRS Acquisition of $479. Bioanalytical analysis revenues increased by $323 in the first quarter of fiscal 2020, mainly due to a higher number of samples received and analyzed. Other laboratory services revenues were positively impacted by a full quarter of revenue from the PCRS Acquisition resulting in incremental revenue of $977 in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

	Three Months Ended December 31,
	2020	2019	Change	%
Bioanalytical analysis	$1,650	$1,327	$323	24.3%
Nonclinical services	13,687	10,128	3,559	35.1%
Other laboratory services	1,695	687	1,008	146.7%
	$17,032	$12,142	$4,890

Sales in our Products segment increased 9.9% in the three months ended December 31, 2020 to $853 from $776 for the three months ended December 31, 2019. The majority of the increase in the first fiscal quarter of 2021 stems from higher sales of Culex in-vivo sampling systems and analytical instruments, partially offset by a decrease in other instruments.

	Three Months Ended December 31,
	2020	2019	Change	%
Culex, in-vivo sampling systems	$261	$176	$85	48.3%
Analytical instruments	504	389	115	29.6%
Other instruments	88	211	(123)	(58.3)%
	$853	$776	$77

Cost of Revenues

Cost of revenues for the three months ended December 31, 2020 was $12,007 or 67.1% of revenue, compared to $9,441, or 73.1% of revenue for the three months ended December 31, 2019.

Cost of Service revenue as a percentage of Service revenue decreased to 68.1% during the three months ended December 31, 2020 from 73.4% in the three months ended December 31, 2019, reflecting operating leverage and the greater utilization of recently expanded capacity.

Cost of Products revenue as a percentage of Products revenue in the three months ended December 31, 2020 decreased to 48.2% from 68.2% in the comparable prior year period due to expense reductions implemented in the last half of fiscal 2020 and improved margins on existing sales.

Operating Expenses

Selling expenses for the three months ended December 31, 2020 decreased 29.1% to $625 from $882 for the three months ended December 31, 2019. This decrease is mainly due to the reduction of non-recurring costs of nearly $140 that was related to the launch of our new trade name Inotiv, as well as a decrease in trade show and travel expenses due to the COVID-19 pandemic, as our sales and marketing teams have been conducting meetings virtually.

Research and development expenses for the three months ended December 31, 2020 increased 21.0% over the three months ended December 31, 2019 to $196 from $162. The increase was primarily due to internal development investments of $118 for new services, partially offset by lower development costs in the Product segment.

General and administrative expenses for the three months ended December 31, 2020 increased 46.0% to $5,042 from $3,453 for the three months ended December 31, 2019. The increase was mainly driven by increased employee-related costs, including benefits and non-cash stock compensation, as we continue to grow and expand our business, as well as additional expenses from the PCRS acquisition, such as depreciation and amortization expenses.

Other Income (Expense)

Other expense for the first quarter of fiscal 2020 was $347, as compared to other expense of $309 for the first quarter of fiscal 2020. The primary reason for the change in expense was the increase in interest expense under the PPP loan received in April 2020 and our credit arrangements with First Internet Bank (“FIB”). We entered into new financing arrangements with FIB, including as part of the PCRS Acquisition.

Net Income/Loss

As a result of the above described factors, we had a net loss of $366 for the three months ended December 31, 2020 as compared to a net loss of $1,426 during the three months ended December 31, 2019.

Income Taxes

Our effective income tax rate for the three months ended December 31, 2020 and 2019 was (9.89)% and (7.32)%, respectively. The expense recorded for each period was $33 and $97, respectively, and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such certain credits is required to be recorded.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. At December 31, 2020 and September 30, 2020, respectively, we had $178 and $168 reserved for the remaining liability. The reserve is classified as a current liability on the condensed consolidated balance sheets.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2020, we had cash and cash equivalents of $1,155, compared to $1,406 at September 30, 2020.

Net cash provided by operating activities was $1,652 for the three months ended December 31, 2020 compared to net cash provided by operating activities of $1,452 for the three months ended December 31, 2019. Contributing factors to our net cash provided by operations in the first three months of fiscal 2021 were noncash charges of $1,065 for depreciation and amortization, $36 of amortization of finance lease, a net increase in customer advances of $2,242, as a result of increasing orders, and an increase in accounts payable of $435. These items were partially offset by an increase of $634 in accounts receivable, a net increase in prepaid expenses of $229, and a decrease in accrued expenses of $1,087.

Days’ sales in accounts receivable decreased to 49 days at December 31, 2020 from 56 days at September 30, 2020. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable as invoicing is based on billing milestones and may not be consistent with the timing of revenue recognition. Clients may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the first three months of fiscal 2020 are noncash charges of $732 for depreciation and amortization, $32 of amortization of finance lease, a net increase in customer advances of $2,501, as a result of increasing orders, an increase in accrued expenses of $597, and an increase in accounts payable of $479. These items were partially offset by an increase of $1,013 in accounts receivable and a net increase in prepaid expenses of $774.

Investing activities used $1,474 in the first three months of fiscal 2021 for capital expenditures as compared to $6,096 in the first three months of fiscal 2020, which included $2,165 of capital expenditures and $3,931 cash paid for the PCRS Acquisition. The capital additions during the first quarter of fiscal 2021 consisted of investments in laboratory equipment to increase capacity and improvements in our Fort Collins facility.

Financing activities used $429 in the first three months of fiscal 2021, as compared to cash provided of $4,549 during the first three months of fiscal 2020. The use of cash in the first quarter of fiscal 2021 consisted of payments on long-term debt of $712, financing lease payments of $108 and debt issuance costs of $40, which were partially offset from net cash borrowed against the capex line of credit of $387 and proceeds from the exercise of stock options of $44. The main sources of cash in the first three months of fiscal 2020 were from borrowings on the long-term loan of $3,439, and borrowings on the Construction loans and Capex lines of credit of $1,183 and $728, respectively. These items were partially offset by a net payment against the Revolving Facility of $337, long-term loan payments of $250, finance lease payment of $104 and payment of debt issuance cost of $110.

Capital Resources

Credit Facility

On December 1, 2019, we entered into an Amended and Restated Credit Agreement (as has been amended from time to time, the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”). The Credit Agreement includes five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at December 31, 2020 was $3,686. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave Acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at December 31, 2020 was $3,820.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at December 31, 2020 was $1,067.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only having commenced January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at December 31, 2020 was $1,356.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at December 31, 2020 was $1,875. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of December 31, 2020. On December 18, 2020, the parties amended the Revolving Facility to extend its maturity through May 31, 2021.

The Construction Draw Loan provided for borrowings up to a principal amount not to exceed $4,445 and the Equipment Draw Loan provided for borrowings up to a principal amount not to exceed $1,429. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of December 31, 2020, there was a $4,123 balance on the Construction Draw Loan and a $1,185 balance on the Equipment Draw Loan.

Subject to certain conditions precedent, the Construction Draw Loan and the Equipment Draw Loan each permitted the Company to obtain advances aggregating up to the maximum principal amount available for such loan through March 28, 2020. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and the Equipment Draw Loan each required monthly payments of accrued interest on amounts outstanding through March 28, 2020, and thereafter monthly payments of principal and interest on amounts then outstanding through maturity. We have utilized funds from the Construction Draw Loan and the Equipment Draw Loan in connection with the Evansville facility expansion.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of December 31, 2020, had a balance of $869. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Company was required to pay accrued but unpaid interest on the Initial Capex Line on a monthly basis until June 30, 2020. Commencing August 1, 2020, and on the first day of each monthly period thereafter until and including on the maturity date, the Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line previously provided for borrowings up to the principal amount of $3,000, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. As amended, the Second Capex Line matures on December 31, 2025. Interest accrues on the principal balance of the Second Capex Line at a fixed per annum rate equal to 4.25%. Commencing January 31, 2021, and on the last day of each monthly period thereafter until and including on the maturity date, the Second Capex Line requires payments of principal and interest in monthly installments equal to $55.

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

The Company entered into a Credit Agreement modification on December 18, 2020 with FIB. Based in part on the impact of COVID-19 on the Company’s operations and financial performance, FIB, among other things, agreed to suspended testing of the Fixed Charge Coverage Ratio under the Credit Agreement for the December 31, 2020 compliance period. The December 18, 2020 modification, also revised the Company’s covenant calculations on a go-forward basis, as described below. Absent these suspensions and modifications, the Company would not have been in compliance with the covenants for the December 31, 2020 measurement period.

As amended, (i) beginning March 31, 2021, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), tested quarterly, of not less than (a) as of March 31, 2021 1.05 to 1.0, (b) as of June 30, 2021 1.10 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter 1.20 to 1.00 and (ii) the Company is required to maintain a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, not to exceed (a) as of December 31, 2020, 6.00 to 1.00, (b) as of March 31, 2021, 5.75 to 1.00, (c) as of June 30, 2021, 5.00 to 1.00 and (d) as of September 30, 2021 and for each quarter thereafter, 4.25 to 1.00. The Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio are measured on a trailing twelve (12) month basis, provided, however, that in the case of Fixed Charge Coverage Ratio calculations for the remainder of fiscal 2021 (i) the measurement period for the quarter ending March 31, 2021 includes only the quarter ending March 31, 2021, (ii) the measurement period for the quarter ending June 30, 2021 includes only the quarters ending March 31, 2021 and June 30, 2021 and (iii) the measurement period for the quarter ending September 30, 2021 includes only the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021.

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

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. At December 31, 2020, the balance on the note payable to the Smithers Avanza Seller was $570. As part of the PCRS Acquisition, we also have an unsecured promissory note payable to the PCRS Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At December 31, 2020, the balance on the note payable to the PCRS Seller was $735.

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The principal and accrued interest under the Loan is to be repaid in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. The bank is not requiring payments of principal or interest pending the loan forgiveness decision. We have applied for forgiveness of the loan in the amount of $4,851.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

There were no material changes during the first quarter of fiscal 2021 to our disclosure in Item 3 of our Form 10-K for fiscal 2020.

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in this Quarterly Report. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

ITEM 6 - EXHIBITS

Number		Description of Exhibits

(10)	10.1	Third Amendment, dated December 18, 2020, to Amended and Restated Credit Agreement, dated December 1, 2019, between Bioanalytical Systems, Inc. and First Internet Bank (filed herewith).

	10.2	Amended and Restated Employment Agreement, dated December 29, 2020, between Bioanalytical Systems, Inc. and Robert W. Leasure, Jr. (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

BIOANALYTICAL SYSTEMS, INC.
(Registrant)

Date: February 10, 2021	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2021	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of
Finance (Principal Financial Officer and
Accounting Officer)