Form 10-Q
period 2021-03-31
Inotiv, Inc.
filed 2021-05-14
CIK 720154

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission File Number 000-23357

INOTIV, INC.

 (Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒         NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check):

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

As of May 6, 2021, 15,827,839 of the registrant’s common shares were outstanding.

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,186	$1,406
Accounts receivable
Trade, net of allowance of $500 at March 31, 2021 and $561 at September 30, 2020	9,340	8,681
Unbilled revenues and other	3,338	2,142
Inventories, net	872	700
Prepaid expenses	2,135	2,371
Total current assets	17,871	15,300

Property and equipment, net	29,353	28,729
Operating lease right-of-use assets, net	4,105	4,001
Finance lease right-of-use assets, net	4,710	4,778
Goodwill	4,368	4,368
Other intangible assets, net	3,949	4,261
Lease rent receivable	129	75
Other assets	86	81

Total assets	$64,571	$61,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,967	$3,196
Restructuring liability		168
Accrued expenses	2,932	2,688
Customer advances	15,186	11,392
Capex line of credit	—	2,613
Current portion on long-term operating lease	1,004	866
Current portion of long-term finance lease	4,664	4,728
Current portion of long-term debt	8,317	5,991
Total current liabilities	36,070	31,642
Long-term operating leases, net	3,278	3,344
Long-term finance leases, net	42	44
Long-term debt, less current portion, net of debt issuance costs	17,925	18,826
Deferred tax liabilities	180	141
Total liabilities	57,495	53,997

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
No Series A shares at March 31, 2021 and 25 shares at September 30, 2020 issued and outstanding at $1,000 stated value	—	25
Common shares, no par value:
Authorized 19,000,000 shares; 11,179,041 issued and outstanding at March 31, 2021 and 10,977,675 at September 30, 2020	2,756	2,706
Additional paid-in capital	27,319	26,775
Accumulated deficit	(22,999)	(21,910)
Total shareholders’ equity	7,076	7,596
Total liabilities and shareholders’ equity	$64,571	$61,593

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service revenue	$17,902	$15,191	$34,934	$27,333
Product revenue	849	821	1,702	1,597
Total revenue	18,751	16,012	36,636	28,930

Cost of service revenue	11,949	10,207	23,502	19,118
Cost of product revenue	522	612	933	1,142
Total cost of revenue	12,471	10,819	24,435	20,260

Gross profit	6,280	5,193	12,201	8,670
Operating expenses:
Selling	1,175	1,447	2,138	2,665
Research and development	203	162	399	324
General and administrative	5,423	3,779	10,171	6,896
Total operating expenses	6,801	5,388	12,708	9,885

Operating loss	(521)	(195)	(507)	(1,215)

Interest expense	(366)	(392)	(713)	(703)
Other income	179	10	179	12
Net loss before income taxes	(708)	(577)	(1,041)	(1,906)

Income tax expense	15	11	48	108

Net loss	$(723)	$(588)	$(1,089)	$(2,014)

Basic net loss per share	$(0.06)	$(0.05)	$(0.10)	$(0.19)
Diluted net loss per share	$(0.06)	$(0.05)	$(0.10)	$(0.19)

Weighted common shares outstanding:
Basic	11,151	10,843	11,083	10,756
Diluted	11,151	10,843	11,083	10,756

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Six Month Period Ended March 31, 2021
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$7,596
Net loss						(366)	(366)
Stock option exercises			23,350	6	39		45
Stock based compensation			116,974	29	152		181

Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$7,456
Net loss						(723)	(723)
Stock based compensation			12,502	3	275		278
Stock option exercises			36,040	9	56		65
Preferred stock conversion	(25)	(25)	12,500	3	22
Balance March 31, 2021	0	$0	11,179,041	$2,756	$27,319	(22,999)	$7,076

	Six Month Period Ended March 31, 2020
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710
Adoption of accounting standard						(128)	(128)
Net loss						(1,426)	(1,426)
Stock issued in acquisition			240,000	60	1,073		1,133
Stock based compensation			54,363	14	67		81

Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370
Net loss						(588)	(588)
Stock based compensation			26,521	7	116		123
Stock option exercises			32,703	8	12		20
Balance March 31, 2020	35	$35	10,864,281	$2,678	$26,451	(19,239)	$9,925

The accompanying notes are an integral part of the consolidated financial statements.

 INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(1,089)	$(2,014)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,154	1,673
Amortization finance lease	72	75
Change on operating lease	(31)	81
Employee stock compensation expense	460	204
Provision for doubtful accounts	72	—
Gain on disposal of property and equipment	(1)	—
Unrealized foreign currency gains	9	5
Financing lease interest expense	137	133
Interest payment true up	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,927)	(1,873)
Inventories	(172)	(109)
Income tax accruals	—	102
Prepaid expenses and other assets	178	(723)
Accounts payable	770	(577)
Accrued expenses	66	(422)
Customer advances	3,831	3,791
Net cash provided by operating activities	4,526	346
Investing activities:
Capital expenditures	(2,427)	(3,351)
Proceeds from sale of equipment	2	—
Cash paid in acquisition	—	(4,000)
Net cash used in investing activities	(2,425)	(7,351)

Financing activities:
Payments on finance lease liability	(206)	(212)
Payments of long-term debt	(1,436)	(603)
Payments of debt issuance costs	(41)	(111)
Payments on capex lines of credit	(135)	—
Payments on revolving line of credit	—	(22,711)
Borrowings on revolving line of credit	—	24,263
Borrowings on construction loans	—	1,089
Borrowings on capex lines of credit	387	1,329
Borrowings on long-term loan	—	3,533
Proceeds from exercise of stock options	111	20
Change in finance lease	(1)	—
Net cash used/provided by financing activities	(1,321)	6,597

Net increase in cash and cash equivalents	780	(408)
Cash, cash equivalents, and restricted cash at beginning of period	1,406	606
Cash, cash equivalents, and restricted cash at end of period	$2,186	$198

Supplemental disclosure of cash flow information:
Cash paid for interest	$520	$494
Preclinical Research Services acquisition:
Assets acquired	$—	$6,442
Liabilities assumed	—	(1,378)
Common shares issued	—	(1,133)
Cash paid	$—	$3,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Inotiv, Inc. and its subsidiaries (“We,” “Our,” “Us,” the “Company,” and “Inotiv”) comprise a leading contract research organization specializing in nonclinical and analytical drug discovery and development services. The Company also manufactures scientific instruments for life sciences research, which it sells with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions. The Company’s customers are located throughout the world. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc.

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2021 and 2020 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2021. The results of operations for the three and six months ended March 31, 2021 may not be indicative of the results for the fiscal year ending September 30, 2021.

Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.	STOCK-BASED COMPENSATION

In March 2008, the Company’s shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. The purpose of the Plan was to promote the Company’s long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administered the Plan and approved the particular officers, directors or employees eligible for grants. Under the Plan, employees were granted options to purchase common shares at an exercise price equal to the fair market value of the common shares of the end of the trading day prior to the date of the grant. Generally, options granted vest and become exercisable in three equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment, or ten years from the date of grant. Restricted shares are valued as the average of the high and low on the day prior to the date of the grant. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

In March 2018, the Company’s shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 the Company’s shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote the Company’s long-term interests by providing a means of attracting and retaining officers, directors and key employees. At March 31, 2021, 663 shares remained available for grants under the Equity Plan.

The Company expenses the estimated fair value of stock options over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Prior to October 1, 2020, stock-based compensation expense was reduced for estimated forfeitures, and if necessary, an adjustment was recognized in future periods if actual forfeitures differed from those estimates. The accounting change was made prospectively; therefore, stock-based compensation for equity grants subsequent to October 1, 2020, will not be reduced for estimated forfeitures as expense will be adjusted in the period that a forfeiture occurs. The Company feels that this accounting change will more accurately account for expense relating to forfeitures. The Company has assessed the cumulative effect of this change in accounting policy and has deemed the impact to be immaterial; therefore, an adjustment has not been recorded to beginning retained earnings. Stock based compensation expense for the three and six months ended March 31, 2021 was $278 and $460, respectively. Stock based compensation expense for the three and six months ended March 31, 2020 was $123 and $204, respectively.

A summary of the Company’s stock option activity for the six months ended March 31, 2021 is as follows (in thousands except for share prices):

	Options (shares)	Weighted- Average Exercise Price
Outstanding – October 1, 2020	712	$2.21
Granted	43	$10.12
Exercised	(60)	$1.86
Forfeited	(22)	$3.99
Expired	(2)	$2.02
Outstanding – March 31, 2021	671	$2.69

Exercisable at March 31, 2021	392	$1.82

The weighted average estimated fair value of stock options granted for the six months ended March 31, 2021 and March 31, 2020 were $6.64 and $3.41, respectively. The weighted-average assumptions used to compute the fair value of the options granted in the six months ended March 31, 2021 were as follows:

Risk-free interest rate	0.40%
Dividend yield	0.00%
Volatility of the expected market price of the Company’s common shares	76.56%
Expected life of the options (years)	5.95

As of March 31, 2021, total unrecognized compensation cost related to non-vested stock options was $592 and is expected to be recognized over a weighted-average service period of 2.1 years.

During the six months ended March 31, 2021, the Company granted a total of 132 restricted shares to members of the Company’s leadership team, including 40 restricted shares granted on December 29, 2020 to the CEO under his employment agreement. A summary of restricted share activity for the six months ended March 31, 2021 is as follows:

	Restricted Shares	Weighted- Average Grant Date Fair Value
Outstanding – September 30, 2020	128	$3.88
Granted	132	$8.74
Vested	(10)	$1.28
Forfeited	(2)	6.63
Outstanding – March 31, 2021	248	$6.54

As of March 31, 2021, total unrecognized compensation cost related to non-vested restricted shares was $1,193 and is expected to be recognized over a weighted-average service period of 1.9 years.

3.	INCOME (LOSS) PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. As of March 31, 2021, the Company had two categories of dilutive potential common shares: Series A preferred shares issued in May 2011 in connection with the Company’s registered direct offering and shares issuable upon exercise of options. The Company computes diluted earnings per share using the if-converted method for preferred shares and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 671 options and 7 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2021 because they were anti-dilutive. Shares issuable upon exercise of 802 options and 17 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2020 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic net loss per share:
Net loss applicable to common shareholders	$(723)	$(588)	$(1,089)	$(2,014)
Weighted average common shares outstanding	11,151	10,843	11,083	10,756
Basic net loss per share	$(0.06)	$(0.05)	$(0.10)	$(0.19)

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2021	September 30, 2020
Raw materials	$545	$577
Work in progress	69	70
Finished goods	421	230
	1,035	877
Obsolescence reserve	(163)	(177)
	$872	$700

5.	SEGMENT INFORMATION

The Company operates in two principal segments - research services and research products. The Services segment provides research and development support on a contract basis directly to pharmaceutical companies. The Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The accounting policies of these segments are the same as those described in the summary of significant accounting policies found in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue:
Service	$17,902	$15,191	$34,934	$27,333
Product	849	821	1,702	1,597
	$18,751	$16,012	$36,636	$28,930

Operating Income (Loss)
Service	$3,794	$2,575	$6,905	$3,933
Product	(26)	(200)	141	(470)
Corporate	(4,289)	(2,570)	(7,553)	(4,678)
	$(521)	$(195)	$(507)	$(1,215)

Interest expense	(366)	(392)	(713)	(703)
Other income	179	10	179	12
Loss before income taxes	$(708)	$(577)	$(1,041)	$(1,906)

6.	INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes.  The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. The Company records valuation allowances based on a determination of the expected realization of tax assets.

The difference between the enacted federal statutory rate of 21% and the Company’s effective rate of (4.58)% for the six months ended March 31, 2021 is due to changes in the valuation allowance on its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position.

At March 31, 2021 and September 30, 2020, the Company had no liability for uncertain income tax positions.

The Company records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company files income tax returns in the U.S. and several U.S. states. The Company remains subject to examination by taxing authorities in the jurisdictions in which it has filed returns for years after 2014.

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

Credit Facility

On April 30, 2021, the Company refinanced its credit arrangements with First Internet Bank (“FIB”) in order to, among other things, secure additional debt financing. The discussion below describes our credit arrangements with FIB as of March 31, 2021. For a description of our credit arrangements with FIB as of the April 30, 2021 refinancing, refer to Note 13 “Subsequent Events” to these Notes to Condensed Consolidated Financial Statements.

On December 1, 2019, the Company entered into an Amended and Restated Credit Agreement (as had previously been amended from time to time, the “Credit Agreement”) with FIB. As of March 31, 2021, the Credit Agreement included five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at March 31, 2021 was $3,622. The Company used the proceeds from the Initial Term Loan to satisfy its indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at March 31, 2021 was $3,634.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at March 31, 2021 was $1,018.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only having commenced January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at March 31, 2021 was $1,286.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at March 31, 2021 was $1,858. The Company entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of March 31, 2021. On April 30, 2021, the parties amended the Revolving Facility to extend its maturity through April 30, 2023. Refer to Note 13 “Subsequent Events” to these Notes to Condensed Consolidated Financial Statements.

The Construction Draw Loan and the Equipment Draw Loan were utilized in connection with the Evansville facility expansion and provided for borrowings up to principal amounts not to exceed $4,445 and $1,429, respectively. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of March 31, 2021, there was a $4,015 balance on the Construction Draw Loan and a $1,103 balance on the Equipment Draw Loan.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of March 31, 2021, had a balance of $826. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line previously provided for borrowings up to the principal amount of $3,000, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. As amended, the Second Capex Line matures on December 31, 2025. Interest accrues on the principal balance of the Second Capex Line at a fixed per annum rate equal to 4.25%. Commencing January 31, 2021, and on the last day of each monthly period thereafter until and including on the maturity date, the Second Capex Line requires payments of principal and interest in monthly installments equal to $55, and as of March 31, 2021, had a balance of $2,865.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the “Guarantors”). The Company’s obligations under the Credit Agreement and the Guarantor’s obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

As amended, (i) beginning March 31, 2021, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), tested quarterly, of not less than (a) as of March 31, 2021 1.05 to 1.0, (b) as of June 30, 2021 1.10 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter 1.20 to 1.00 and (ii) the Company is required to maintain a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, not to (a) as of March 31, 2021, 5.75 to 1.00, (b) as of June 30, 2021, 5.00 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter, 4.25 to 1.00. The Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio are measured on a trailing twelve (12) month basis, provided, however, that in the case of Fixed Charge Coverage Ratio calculations for the remainder of fiscal 2021 (i) the measurement period for the quarter ending March 31, 2021 includes only the quarter ending March 31, 2021, (ii) the measurement period for the quarter ending June 30, 2021 includes only the quarters ending March 31, 2021 and June 30, 2021 and (iii) the measurement period for the quarter ending September 30, 2021 includes only the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021.

Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also obtained a life insurance policy in an amount of $5,000 for its President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as collateral.

In addition to the indebtedness under the Credit Agreement, as part of the Smithers Avanza acquisition, the Company has an unsecured promissory note payable to the Smithers Avanza seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and a maturity date of May 1, 2022. At March 31, 2021, the balance on the note payable to the Smithers Avanza seller was $480. As part of the PCRS Acquisition, the Company also has an unsecured promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At March 31, 2021, the balance on the note payable to the PCRS seller was $719. In connection with the Merger (as defined below), the Company has also issued seller notes in an aggregate principal amount of $1,500. Refer to Note 13 “Subsequent Events” to these Notes to Condensed Consolidated Financial Statements.

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the Loan call for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. However, the bank is not requiring payments of principal or interest pending the loan forgiveness decision. The Company has applied for forgiveness of the loan in the amount of $4,851.

Long term debt as of March 31, 2021 and September 30, 2020 is detailed in the table below.

	As of:
	March 31, 2021	September 30, 2020
Initial Term Loan	$3,622	$3,748
Second Term Loan	3,634	4,004
Third Term Loan	1,018	1,115
Fourth Term Loan	1,286	1,425
Fifth Term Loan	1,858	1,891
Initial Capex Line	826	920
Second Capex Line	2,865	—
Subtotal Term Loans	15,109	13,103
Construction and Equipment loans	5,119	5,496
Seller Note – Smithers Avanza	480	650
Seller Note – Preclinical Research Services	719	752
Paycheck protection program loan	5,051	5,051
	26,478	25,052
Less: Current portion	(8,317)	(5,991)
Less: Debt issue costs not amortized	(235)	(235)
Total Long-term debt	$17,925	$18,826

8.	ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, the Company accrued for lease payments at the cease use date for its United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to improvements. Based on these matters, the Company had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the three and six months ended March 31, 2021, the Company released all of the remaining reserve for lease related liabilities. At March 31, 2021 and September 30, 2020, respectively, the Company had $0 and $168 reserved for the remaining liability. The reserve was classified as a current liability on the condensed consolidated balance sheets as of September 30, 2020.

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

The Company’s allocation of the $5,857 purchase price to PCRS Purchaser’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of March 31,2021 is as follows:

Allocation as of March 31, 2021
Assets acquired and liabilities assumed:
Receivables	$578
Property and equipment	2,836
Unbilled receivables	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. PCRS Purchaser recorded revenues of $3,813 and net income of $711 for the six month period ending March 31, 2021.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the six months ended March 31, 2020 assuming the PCRS Acquisition had occurred as of October 1, 2019 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the PCRS Seller’s operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the PCRS Acquisition been completed on October 1, 2019.

The unaudited pro forma information is as follows:

Six Months Ended
March 31, 2020
Total revenues	$29,847

Net loss	(1,887)

Pro forma basic net loss per share	$(0.17)
Pro forma diluted net loss per share	$(0.17)

11.	REVENUE RECOGNITION

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into three revenue streams, service revenue, product revenue, and royalties. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements.

Service revenue

The Company enters into contracts with clients to provide drug discovery and development services with payments based on mainly fixed-fee arrangements. The Company also offers archive storage services to its clients.

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

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Royalty revenue is included in service revenue on the condensed consolidated statement of operations. Total revenue recognized was $94 and $179 in the three months ended March 31, 2021 and 2020, respectively. Total revenue recognized was $153 and $436 in the six months ended March 31, 2021 and 2020, respectively.

The following table presents changes in the Company’s contract assets and contract liabilities for the six months ended March 31, 2021.

	Balance at September 30, 2020	Additions	Deductions	Balance at March 31, 2021
Contract Assets: Unbilled receivables	$1,879	$1,371	$(857)	$2,393
Contract liabilities: Customer advances	$11,392	$77,700	$(73,906)	$15,186

12.	LEASES

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

14

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

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	As of	As of
	March 31, 2021	September 30, 2020
Operating right-of-use assets, net	$4,105	$4,001

Current portion of operating lease liabilities	1,004	866
Long-term operating lease liabilities	3,278	3,344
Total operating lease liabilities	$4,282	$4,210

Finance right-of-use assets, net	$4,710	$4,778

Current portion of finance lease liabilities	4,664	4,728
Long-term finance lease liabilities	42	44
Total finance lease liabilities	$4,706	$4,772

During the three and six months ended March 31, 2021, the Company had operating lease amortizations of $242 and $474, respectively, and had finance lease amortization of $35 and $72, respectively. Finance lease interest recorded in the three and six months ended March 31, 2021 was $68 and $137, respectively.

One of the operating leases contains a variable lease component based on revenue for one component of the Company. The total variable payments for this lease for the three and six months ended March 31, 2021was $69 and $145.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2021 were:

	Three months ended	Six months ended
	March 31, 2021	March 31, 2021
Operating lease costs:
Fixed operating lease costs	$242	$474
Short-term lease costs	42	52
Lease income	(159)	(318)
Finance lease costs:
Amortization of right-of-use asset expense	35	72
Interest on finance lease liability	68	137
Total lease cost	$228	$417

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s condensed consolidated balance sheet. The Company received rental income of $159 and $318 for the three and six months ended March 31, 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months Ended	Six months Ended
	March 31, 2021	March 31, 2021
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$240	$469
Operating cash flows from finance leases	68	137
Finance cash flows from finance leases	103	206

Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$772	$1,175
Right-of-use assets obtained in exchange for new finance lease liabilities	9	—

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of March 31, 2021 were:

As of
March 31, 2021
Weighted-average remaining lease term (in years)
Operating lease	4.49
Finance lease	0.37

Weighted-average discount rate (in percentages)
Operating lease	5.24%
Finance lease	5.82%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2021 (remainder of fiscal year)	$522	$4,777
2022	1,069	22
2023	1,113	16
2024	1,231	16
2025	393	5
Thereafter	494	-
Total minimum future lease payments	4,822	4,836
Less interest	(540)	(130)
Total lease liability	4,282	4,706

13.	SUBSEQUENT EVENTS (Amounts not in thousands)

On April 13, 2021, the Company and Inotiv - Boulder HTL, LLC, a wholly owned subsidiary of the Company (”Inotiv – Boulder HTL”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with HistoTox Labs, Inc., a Colorado corporation (the “HistoTox Labs”), and its stockholder. On April 30, 2021, the Company closed the transactions contemplated by the Purchase Agreement, indirectly acquiring (the “HistoTox Labs Acquisition”) substantially all of the assets of HistoTox Labs used or useful by HistoTox Labs in connection with HistoTox Labs’ business of non-clinical consulting, laboratory and strategic support services and products related to routine and specialized histology, immunohistology, histopathology and image analysis/digital pathology. Consideration for the HistoTox Labs Acquisition consisted of $22.0 million in cash, subject to certain adjustments and inclusive of a $1.65 million escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations and other amounts payable under the Purchase Agreement. In addition, Inotiv – Boulder HTL assumed certain specified liabilities of HistoTox Labs.

On April 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rock Mergeco, Inc., a Colorado corporation and a wholly-owned subsidiary of the Company, Inotiv Boulder, LLC, an Indiana limited liability company and a wholly-owned subsidiary of the Company (“Inotiv Boulder”), Bolder BioPATH, Inc., a Colorado corporation (“Bolder BioPATH”), and the holders of all of the outstanding common shares of Bolder BioPATH (the “Selling Shareholders”). On April 30, 2021, the Company closed (the “Closing”) the transactions contemplated by the Merger Agreement and the merger under the Merger Agreement was consummated on May 3, 2021 (the “Merger”). Following the Merger, Inotiv Boulder, as the surviving wholly owned subsidiary of the Company, serves as a contract pharmacology and pathology company specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models.

As of the Closing, the Company paid consideration to the Selling Shareholders, consisting of (i) $18.5 million in cash, subject to customary purchase price adjustments and inclusive of $1.25 million being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the Merger Agreement, (ii) 1,588,235 of the Company’s common shares and (iii) seller notes in an aggregate principal amount of $1.5 million.

On April 23, 2021, the Company closed an underwritten public offering of 3,044,117 of its common shares, including 397,058 common shares sold pursuant to the full exercise by the underwriter of its option to purchase additional shares to cover over-allotments. All of the shares were sold at a price to the public of $17.00 per share. Net proceeds to the Company from the offering were approximately $49.0 million, after deducting the underwriting discount and estimated offering expenses, a portion of which net proceeds were used to fund parts of the cash consideration under the HistoTox Labs Acquisition and the Merger.

On April 30, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”) to, among other things, secure additional debt financing in order to fund portions of the consideration for the HistoTox Labs Acquisition and the Merger, respectively. The Credit Agreement includes eleven term loans (the “Term Loans” ), an equipment draw loan (the “Equipment Loan”), and a revolving line of credit (the “Revolving Facility”). The terms of each such loans are set forth below. The obligations of the Company under the Credit Agreement are secured by all of the assets of the Company and are guaranteed by each of its subsidiaries and secured by the assets thereof.

Included in the Credit Agreement is a requirement that the Company maintain certain financial covenants, including maintaining a senior funded debt to adjusted EBITDA ratio (as defined in the Credit Agreement) of not greater than (i) 5.25 to 1.00 as of the date of the Credit Agreement and as of June 30, 2021, (ii) 4.75 to 1.00 as of September 30, 2021, (iii) 4.50 to 1.00 as of December 31, 2021, (iv) 4.25 to 1.00 as of March 31, 2022, (v) 4.00 to 1.00 as of June 30, 2022, and (vi) 3.50 to 1.00 as of September 30, 2022 and as of each fiscal quarter end thereafter.

Also included in the Credit Agreement is a requirement that the Company maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than (i) 1.20 to 1.00, commencing as of September 30, 2021, and continuing as of each fiscal quarter end thereafter up to and including June 30, 2022, and (ii) 1.25 to 1.00 as of September 30, 2022 and as of each fiscal quarter end thereafter.

(a) Terms of the Equipment Loan.

The Company may borrower under the Equipment Loan on or before April 30, 2022 in the aggregate principal amount of up to $3.0 million (the “Equipment Loan Commitment”). The Equipment Loan Commitment shall automatically terminate upon the earlier of (x) any funding of the maximum amount of the Equipment Loan Commitment and (y) at 5:00 p.m., Indianapolis time, April 30, 2022. Until April 30, 2022, the Company must pay interest on the amount outstanding under the Equipment Loan at a fixed annual rate of 4.00%. On April 30, 2022, all amounts outstanding under the Equipment Loan shall be converted to a term loan and repaid monthly in installments of principal based on a five (5) year amortization schedule together with the interest that shall accrue thereon. A final installment representing the entire unpaid principal of the Equipment Loan, and all accrued and unpaid interest thereon and all fees and charges in connection therewith, shall be due and payable on April 30, 2027. Advances under the Equipment Loan shall be used to fund equipment needs of the Company as approved by FIB.

(b) Terms of the Revolving Facility.

The Revolving Facility provides a line of credit for up to $5.0 million, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of the effective date of the Credit Agreement. Advances under the Revolving Facility shall be used for general working capital purposes of the Company.

(c) Terms of the Term Loans:

Loan Name	Principal Amount as of date of Credit Agreement	Annual Interest Rate	Monthly Payment Amount (000)		Maturity Date	Use of Proceeds
Term Loan 1	$3.980 million	5.20%	$36		March 28, 2025	Funded expansion of building on real property in Mount Vernon, IN
Term Loan 2	$3.571 million	5.06%	$78		July 2, 2023	Funded a portion of the cash consideration for the Seventh Wave Laboratories acquisition
Term Loan 3	$1.076 million	5.20%	$32		March 28, 2025	Funded equipment needs associated with expansion of real property in Mount Vernon, IN
Term Loan 4	$1.001 million	4.63%	$20		November 1, 2025	Funded the cash consideration for the Smithers Avanza acquisition
Term Loan 5	$810 thousand	4.00%	$17		June 30, 2025	Funded certain capital expenditures
Term Loan 6	$2.865 million	4.25%	$56		December 31, 2025	Funded certain capital expenditures
Term Loan 7	$1.263 million	4.00%	$28		June 1, 2025	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 8	$1.853 million	4.00%	$12		December 1, 2024	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 9	$10.000 million	3.85%	$184	*	April 30, 2026	Funded a portion of the cash consideration of the Merger
Term Loan 10	$5.000 million	3.85%	$92	*	April 30, 2026	Funded a portion of the cash consideration of the HistoTox Labs Acquisition
Term Loan 11	$3.622 million	3.99%	$33		June 23, 2022	Refinanced debt with The Huntington Bank for general business purposes

*See Mandatory Prepayments information below

(d) Mandatory Prepayments.

Commencing with the fiscal year ending September 30, 2021 and for each fiscal year thereafter until the Term Loan 9 and/or Term Loan 10, in each case, are paid in full, the Company shall prepay Term Loan 9 and Term Loan 10 on a pro rata basis on the following January 31st, in an amount equal to 50% of the excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year (in each case, an “Excess Cash Flow Payment”), provided that for the fiscal year ending September 30, 2021 the Excess Cash Flow Payment, if any, shall be calculated only for the period from April 30, 2021 through September 30, 2021. Excess Cash Flow shall be calculated for each fiscal year based on (a) the Company’s adjusted EBITDA (as defined in the Credit Agreement), minus (b) cash interest expense, minus (c) cash taxes paid or cash distributions made for payment of taxes, minus (d) principal payments paid in respect of long-term indebtedness (excluding any principal reduction on Term Loan 9 or Term Loan 10, in each case, with respect to Excess Cash Flow and excluding principal payments on the Revolving Facility), minus (e) capital expenditures not funded by advances under the Equipment Loan as specified under the Credit Agreement.

Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also obtained a life insurance policy in an amount not less than $5.0 million for its President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as collateral.

In addition to the financing arrangements described above, the Company has secured a commitment for approximately $5.0 million of additional debt financing from FIB to be used in connection with the exercise of the Company’s option to buy our St. Louis facility for approximately $4.7 million and to complete associated expansion, contingent on the Company’s receipt of related business incentives.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop or acquire new services and products; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel related to recent acquisitions; (ix) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (x) our ability to develop and build infrastructure and teams to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to market our services and products under our corporate name and relevant brand names; (xiii) our ability to service our outstanding indebtedness, (xiv) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity, (xv) our ability to manage recurring and non-recurring costs, (xvi) the impact of COVID-19 on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the risk factors disclosed in our reports with the SEC, many of which are beyond our control.

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

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. Through March 31, 2021, we acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), undertook the expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. In addition, we have made significant investments in upgrading facilities and equipment, added additional services to provide our clients and filled critical leadership and scientific positions. Among other undertakings subsequent to March 31, 2021, we acquired two additional businesses and completed a public offering or our common shares and a refinancing of our credit arrangements with First Internet Bank to fund portions of the cash consideration for the business acquisitions and to support other corporate initiatives. Refer to the discussions below and in Note 13 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.

Over the last year, we have also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing our new corporate name Inotiv, Inc., installing new accounting software systems, investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancements to client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can build.

Significant Accomplishments during three months ended March 31, 2021

•	Announcement of an initiative to broaden clinical pathology service offerings

•	Appointment of Greg Beattie as Chief Operating Officer

•	Announcement of investments in laboratory infrastructure, data and study management technologies and internal expertise for SEND (Standard for Exchange of Nonclinical Data) capabilities

•	Announcement of investments in additional vivarium capacity at facility in West Lafayette, IN

•	Announcement for plans to expand offerings to include cardiovascular safety pharmacology

•	Corporate name change to Inotiv, Inc.

Events subsequent to March 31, 2021

•	Announcement of partnership with PhoenixBio Co., Ltd. to expand discovery pharmacology offering

•	On April 19, 2021, the Company announced plan to expand internal operations at its St. Louis location contingent upon receiving financing and obtaining related business incentives.

•	On April 23, 2021, the Company closed an underwritten public offering of 3,044,117 of its common shares, including 397,058 common shares sold pursuant to the full exercise by the underwriter of its option to purchase additional shares to cover over-allotments. All of the shares were sold at a price to the public of $17.00 per share. Net proceeds to the Company from the offering were approximately $49,000, after deducting the underwriting discount and estimated offering expenses. . Part of the net proceeds were used to fund portions of the cash consideration for the HistoTox Labs Acquisition and the Merger.

•	On April 30, 2021, the Company closed the purchase of substantially all of the assets used or useful in HistoTox Labs, Inc.’s business (the “HistoTox Labs Acquistion”) of non-clinical consulting, laboratory and strategic support services and products related to routine and specialized histology, immunohistology, histopathology and image analysis/digital pathology.

•	On April 30, 2021, the Company closed transactions under the Agreement and Plan of Merger with Bolder BioPATH, Inc. Following the consummation of the merger (the “Merger”) on May 3, 2021, Inotiv Boulder, LLC (“Inotiv Boulder”), as the surviving wholly owned subsidiary of the Company, serves as a contract pharmacology and pathology company specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models.

•	On April 30, 2021, the Company refinanced its debt arrangement with First Internet Bank of Indiana, to, among other things, raise additional debt capital to fund portions of the cash consideration for the HistoTox Labs Acquisition and the Merger. The Company also secured a commitment for approximately $5,000 of additional debt financing to be used in connection with the exercise of the Company’s option to buy its St. Louis facility for approximately $4,700 and to complete associated expansion, contingent on the Company’s receipt of related business incentives.

Our financial results for the three months ended March 31, 2021 were positively impacted by increases in sales and gross margins attributable to internal growth the Company has experienced in the Service business. During the quarter ended March 31, 2021, we saw an increase in operating expenses as a percentage of revenue compared to the same quarter in the prior year due to higher expenses for recruiting and relocation, higher compensation, including non-cash stock compensation, new systems and transaction costs related to the HistoTox Labs and Bolder BioPATH acquisitions. The financial results were positively impacted by the Products segment of the business as expense reductions were implemented in last half of fiscal year 2020 which improved margins.

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

We believe that the HistoTox Labs Acquisition and the Merger, along with the remaining net proceeds from our recent public offering and the refinancing of our indebtedness with First Internet Bank to be used for internal expansion initiatives, will drive significant long-term value for our customers and shareholders.

Business Overview

The Company provides drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to provide drug and product developers with superior scientific research and innovative analytical instrumentation in order to bring revolutionary new drugs and products to market quickly and safely. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We provide innovative technologies and products and a commitment to quality to help clients and partners accelerate the development of safe and effective drugs and products and maximize the returns on their research and development investments. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the Food and Drug Administration (“FDA”) and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. The Company has been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 45 years since its formation as a corporation organized in Indiana in 1974.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major “blockbuster” drugs that are nearing the end of their patent protections. This puts significant pressure on these companies to acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

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

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the six months ended March 31, 2021, total revenues increased to $36,636 from $28,930, a 26.6% increase from the six months ended March 31, 2020. Gross profit increased to $12,201 from $8,670, a 40.7% increase. Operating expenses were higher by 28.6% in the six months ended March 31, 2021 compared to the six months ended March 31, 2020. The most notable growth in operating expenses is related to our investment and focus to continue to build the infrastructure for growth, which included additional headcount, recruiting and relocation expense, transaction costs related to the HistoTox Labs Acquisition and the Merger, and investments in research and development, technology, and systems. During the quarter, we announced services that we are bringing in house such as clinical pathology, cardiovascular safety pharmacology and investments in software solutions and human resources to support existing internal expertise in the area of SEND (Standard for Exchange of Nonclinical Data) data management and delivery. In addition, we announced investments being made in laboratory infrastructure and data and study management technologies through a partnership with Centric Consulting, LLC.

As of March 31, 2021, we had $2,186 of cash and cash equivalents as compared to $1,406 of cash and cash equivalents at the end of fiscal 2020. In the first six months of fiscal 2021, we generated $4,526 in cash from operations as compared to $346 in the same period in fiscal 2020. During the six months ended March 31, 2021, cash from operations, cash on hand, and $387 from a cap ex line of credit together funded capital expenditures of $2,427 for the investment in laboratory equipment to increase capacity at all locations and facility improvements at the Fort Collins location.

As of March 31, 2021, we did not have an outstanding balance on our $5,000 available general line of credit, we had a $2,865 balance on our $3,000 capex line of credit. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition, the PCRS Acquisition, the HistoTox Labs Acquisition, the Merger and the expansion of facilities and services. Please refer to the Liquidity and Capital Resources section herein as well as Note 13 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements for a description of our credit arrangements with First Internet Bank.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service revenue	95.5%	94.9%	95.4%	94.5%
Product revenue	4.5	5.1	4.6	5.5
Total revenue	100.0	100.0	100.0	100.0

Cost of Service revenue (a)	66.7	67.2	67.3	69.9
Cost of Product revenue (a)	61.5	74.6	54.8	71.5
Total cost of revenue	66.5	67.6	66.7	70.0

Gross profit	33.5	32.4	33.3	30.0

Total operating expenses	36.3	33.7	34.7	34.2

Operating income (loss)	(2.8)	(1.2)	(1.4)	(4.2)

Other expense	(1.0)	(2.4)	(1.4)	(2.4)

Loss before income taxes	(3.8)	(3.6)	(2.8)	(6.6)

Income taxes	0.1	0.1	0.1	0.4

Net loss	(3.9)%	(3.7)%	(2.9)%	(7.0)%

(a)	Percentage of service and product revenues, respectively

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Service and Product Revenues

Revenues for the quarter ended March 31, 2021 increased 17.1% to $18,751 compared to $16,012 for the same period last fiscal year.

Our Service revenue increased 17.8% to $17,902 in the three months ended March 31, 2021 compared to $15,191 for the three months ended March 31, 2020. Nonclinical services revenues increased $1,903 due to an overall increase in the number of studies from the prior year period and increased capacity to perform studies. Other laboratory services revenues increased by $974 in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, due to internal growth.

	Three Months Ended March 31,
	2021	2020	Change	%
Bioanalytical analysis	$2,220	$2,386	$(166)	(7.0)%
Nonclinical services	14,157	12,254	1,903	15.5%
Other laboratory services	1,525	551	974	176.8%
	$17,902	$15,191	$2,711

Sales in our Products segment increased 3.4% in the three months ended March 31, 2021 to $849 from $821 in the three months ended March 31, 2020. The increase in the second fiscal quarter of 2021 stems from higher sales of analytical instruments and other instruments, partially offset by a decrease in Culex in-vivo sampling systems.

	Three Months Ended March 31,
	2021	2020	Change	%
Culex, in-vivo sampling systems	$210	$230	$(20)	(8.7)%
Analytical instruments	561	532	29	5.5%
Other instruments	78	59	19	32.2%
	$849	$821	$28

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 was $12,471 or 66.5% of revenue, compared to $10,819, or 67.6% of revenue for the three months ended March 31, 2020.

Cost of Service revenue as a percentage of Service revenue decreased to 66.7% during the three months ended March 31, 2021 from 67.2% in the three months ended March 31, 2020, reflecting greater utilization of recently expanded capacity.

Cost of Products revenue as a percentage of Products revenue in the three months ended March 31, 2021 decreased to 61.5% from 74.6% in the three months ended March 31, 2020 due to expense reductions implemented in the last half of fiscal 2020, which created improved margins on existing sales.

Operating Expenses

Selling expenses for the three months ended March 31, 2021 decreased 18.8% to $1,175 from $1,447 compared to the three months ended March 31, 2020. This decrease is mainly due to the reduction of non-recurring costs related to the launch of the trade name Inotiv prior to the formal change of our corporate name to Inotiv, Inc., as well as a decrease in trade show and travel expenses due to the COVID-19 pandemic, as our sales and marketing teams have been conducting meetings virtually.

Research and development expenses for the three months ended March 31, 2021 increased 25.3% compared to the three months ended March 31, 2020 to $203 from $162. The increase was primarily due to internal development investments for new services, such as clinical pathology and cardiovascular safety pharamacology.

General and administrative expenses for the three months ended March 31, 2021 increased 43.5% to $5,423 from $3,779 compared to the three months ended March 31, 2020, as the Company increased operating expenses related to strategic investment in corporate general and administrative expense to support anticipated future revenue growth, which included recruiting and relocations expense, higher compensation expense, including non-cash stock compensation, new systems and transaction costs related to the HistoTox Labs Acquisition and the Merger. In addition, we announced investments being made in laboratory infrastructure and data and study management technologies through a partnership with Centric Consulting, LLC and investments in software solutions and human resources to support existing internal expertise in the area of SEND (Standard for the Exchange of Nonclinical Data) data management and delivery.

Other Income (Expense)

Interest expense for the three months ended March 31, 2021 decreased 6.6% to $366 from $392 compared to the three months ended March 31, 2020.

Income Taxes

Our effective tax rates for the three months ended March 31, 2021 and 2020 were (2.09) % and (2.15) %, respectively. The expense recorded for each period was $15 and $11, respectively, and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such certain credits is required to be recorded.

Net Income/Loss

As a result of the above described factors, we had a net loss of $723 for the three months ended March 31, 2021 as compared to a net loss of $588 during the three months ended March 31, 2020.

Six Months Ended March 31, 2021 Compared to Six Months Ended March 31, 2020

Service and Product Revenues

Revenues for the six months ended March 31, 2021 increased 26.6% to $36,636 as compared to $28,930 for the six months ended March 31, 2020.

Our Service revenue increased 27.8% to $34,934 in the six months ended March 31, 2021 compared to $27,333 for the six months ended March 31, 2020. The increase in service revenue was due to incremental revenue of $1,500 in the first quarter of fiscal 2021 attributable to a full six months of Fort Collins, CO, related operations, combined with additional revenue as a result of organic growth.

	Six Months Ended March 31,
	2021	2020	Change	%
Bioanalytical analysis	$3,870	$3,712	$158	4.3%
Nonclinical services	27,845	22,382	5,463	24.4%
Other laboratory services	3,219	1,239	1,980	159.8%
	$34,934	$27,333	$7,601

Sales in our Product segment increased 6.6% in the first six months ended March 31, 2021 to $1,702 from $1,597 when compared to the six months ended March 31, 2020 reflecting higher sales of Culex in-vivo sampling systems and analytical instruments, partially offset by a decrease in other instruments.

	Six Months Ended March 31,
	2021	2020	Change	%
Culex, in-vivo sampling systems	$471	$406	$65	16.0%
Analytical instruments	1,065	921	144	15.6%
Other instruments	166	270	(104)	(38.5)%
	$1,702	$1,597	$105

Cost of Revenues

Cost of revenues for the six months ended March 31, 2021 was $24,435 or 66.7% of revenue, compared to $20,260, or 70.0% of revenue compared to the six months ended March 31, 2020.

Cost of Service revenue as a percentage of Service revenue decreased to 67.3% during the six months ended March 31, 2021 from 69.9% in the six months ended March 31, 2020 reflecting operating leverage and the greater utilization of recently expanded capacity.

Cost of Product revenue as a percentage of Product revenue in the six months ended March 31, 2021 decreased to 54.8% from 71.5% in the six months ended March 31, 2020 due to expense reductions implemented in the last half of fiscal 2020, which created improved margins on existing sales.

Operating Expenses

Selling expenses for the six months ended March 31, 2021 decreased 19.8% to $2,138 from $2,665 compared to the six months ended March 31, 2020. This decrease is mainly due to the reduction of non-recurring costs of nearly $190 that was related to the launch of the trade name Inotiv prior to the formal change of our corporate name to Inotiv, Inc., as well as a decrease in trade show and travel expenses due to the COVID-19 pandemic, as our sales and marketing teams have been conducting meetings virtually.

Research and development expenses for the six months ended March 31, 2021 increased 23.1% compared to the six months ended March 31, 2020 to $399 from $324. The increase was primarily due to internal development investments for new services, such as clinical pathology and cardiovascular safety pharamacology.

General and administrative expenses for the six months ended March 31, 2021 increased 47.5% to $10,171 from $6,896 compared to the six months ended March 31, 2020 as the Company increased operating expenses related to higher strategic investment in corporate general and administrative expense to support anticipated future revenue growth, which included recruiting and relocations expense, higher compensation expense, including non-cash stock compensation, new systems and transaction costs related to the HistoTox Labs and Bolder BioPATH acquisitions. In addition, we announced investments being made in laboratory infrastructure and data and study management technologies through a partnership with Centric Consulting, LLC and investments in software solutions and human resources to support existing internal expertise in the area of SEND (Standard for the Exchange of Nonclinical Data) data management and delivery.

Other Income (Expense)

Interest expense for the six months ended March 31, 2021 increased 1.4% to $713 from $703 compared to the six months ended March 31, 2020.

Income Taxes

Our effective income tax rates for the six months ended March 31, 2021 and 2020 were (4.58)% and (5.94)%, respectively. The expense recorded for each period was $48 and $108, respectively, and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such certain credits is required to be recorded.

Net Income (Loss)

As a result of the factors described above, net loss for the six months ended March 31, 2021 amounted to $1,089, compared to net loss of $2,014 for the six months ended March 31, 2020.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2021, we had cash and cash equivalents of $2,186, compared to $1,406 at September 30, 2020.

Net cash provided by operating activities was $4,526 for the six months ended March 31, 2021 compared to net cash provided by operating activities of $346 for the six months ended March 31, 2020. Contributing factors to our cash provided by operations in the first six months of fiscal 2021 were noncash charges of $2,154 for depreciation and amortization, $460 for stock compensation expense, and a net increase in customer advances of $3,831, as a result of increasing orders. These items were partially offset by an increase of $1,927 in accounts receivable.

Days’ sales in accounts receivable decreased to 48 days at March 31, 2021 from 56 days at September 30, 2020 due to an increase in revenue. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the six months ended March 31, 2020 were noncash charges of $1,673 for depreciation and amortization, $204 for stock compensation expense, $75 of amortization of finance lease and a net increase in customer advances of $3,791, as a result of increasing orders. These items were partially offset by an increase of $1,873 in accounts receivable, an increase of $723 in prepaid expenses and other assets, a decrease of $422 in accrued expenses and a decrease of $577 in accounts payable.

Investing activities used $2,425 in the six months ended March 31, 2021 due mainly to capital expenditures of $2,427 as compared to $3,351 in the first six months of fiscal 2020. The capital additions during the six months ended March 31, 2021 consisted of investments in laboratory equipment to increase capacity and improvements in our Fort Collins facility.

Financing activities used $1,321 in the six months ended March 31, 2021, compared to $6,597 provided during the six months ended March 31, 2020. The use of cash in the first six months of fiscal 2021 included payments on long-term debt of $1,436, financing lease payments of $206 and debt issuance costs of $41, which were partially offset by proceeds from the exercise of stock options of $111. The main sources of cash in the first six months of fiscal 2020 were from borrowings on the long-term loan of $3,533, and borrowings on the Construction loans and Capex lines of credit of $1,089 and $1,329, respectively, and additional borrowings against the Revolving Facility of $1,552. These items were partially offset by long-term loan payments of $603, finance lease payment of $212 and payment of debt issuance cost of $111.

Capital Resources

Credit Facility

On April 30, 2021, the Company refinanced its credit arrangements with First Internet Bank (“FIB”) in order to, among other things, secure additional debt financing. The discussion below describes our credit arrangements with FIB as of March 31, 2021. For a description of our credit arrangements with FIB as of the April 30, 2021 refinancing, refer to Note 13 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.

On December 1, 2019, we entered into an Amended and Restated Credit Agreement (as had previously been amended from time to time, the “Credit Agreement”) with FIB. As of March 31, 2021, the Credit Agreement included five term loans (the “Initial Term Loan,” “Second Term Loan,” “Third Term Loan,” “Fourth Term Loan,” and “Fifth Term Loan,” respectively), a revolving line of credit (the “Revolving Facility”), a construction draw loan (the “Construction Draw Loan”), an equipment draw loan (the “Equipment Draw Loan”), and two capital expenditure instruments (the “Initial Capex Line” and the “Second Capex Line,” respectively).

The Initial Term Loan for $4,500 bears interest at a fixed rate of 3.99%, with monthly principal and interest payments of approximately $33. The Initial Term Loan matures June 23, 2022. The balance on the Initial Term Loan at March 31, 2021 was $3,622. We used the proceeds from the Initial Term Loan to satisfy our indebtedness with Huntington Bank and terminated the related interest rate swap.

The Second Term Loan for $5,500 was used to fund a portion of the cash consideration for the Seventh Wave Acquisition. Amounts outstanding under the Second Term Loan bear interest at a fixed per annum rate of 5.06%, with monthly principal and interest payments equal to $78. The Second Term Loan matures July 2, 2023 and the balance on the Second Term Loan at March 31, 2021 was $3,634.

The Third Term Loan for $1,271 was used to fund the cash consideration for the Smithers Avanza Acquisition. Amounts outstanding under the Third Term Loan bear interest at a fixed per annum rate of 4.63%. The Third Term Loan required monthly interest only payments until December 1, 2019, from which time payments of principal and interest in monthly installments of $20 are required, with all accrued but unpaid interest, cost and expenses due and payable at the maturity date. The Third Term Loan matures November 1, 2025 and the balance on the Third Term Loan at March 31, 2021 was $1,018.

The Fourth Term Loan in the principal amount of $1,500 has a maturity of June 1, 2025. Interest accrues on the Fourth Term Loan at a fixed per annum rate equal to 4%, with interest payments only having commenced January 1, 2020 through June 1, 2020, with monthly payments of principal and interest thereafter through maturity. The balance on the Fourth Term Loan at March 31, 2021 was $1,286.

The Fifth Term loan in the principal amount of $1,939 has a maturity of December 1, 2024. Interest accrues on the Fifth Term Loan at a fixed per annum rate equal to 4%, with payments of principal and interest due monthly through maturity. The balance on the Fifth Term Loan at March 31, 2021 was $1,858. We entered into the Fourth Term Loan and the Fifth Term Loan in connection with the PCRS Acquisition.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4%, or (b) the sum of the Prime Rate plus Zero Basis Points (0.0%), which rate shall change concurrently with the Prime Rate. The Company did not have an outstanding balance on the Revolving Facility as of December 31, 2020. On April 31, 2021, the parties amended the Revolving Facility to extend its maturity through April 30, 2023. Refer to Note 13 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.

The Construction Draw Loan and the Equipment Draw Loan were utilized in connection with the Evansville facility expansion and provided for borrowings up to principal amounts not to exceed $4,445 and $1,429, respectively. Amounts outstanding under these loans bear interest at a fixed per annum rate of 5.20%. The Construction Draw Loan and Equipment Draw Loan each mature on March 28, 2025. As of March 31, 2021, there was a $4,015 balance on the Construction Draw Loan and a $1,103 balance on the Equipment Draw Loan.

The Initial Capex Line previously provided for borrowings up to the principal amount of $1,100, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On March 27, 2020, the parties amended the Initial Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $948, equivalent to the amount of borrowings then outstanding on the Initial Capex Line. As amended, the Initial Capex Line matures on June 30, 2025, and as of March 31, 2021, had a balance of $826. Interest accrues on the principal balance of the Initial Capex Line at a fixed per annum rate equal to 4%. The Initial Capex Line requires payments of principal and interest in monthly installments equal to $17.

The Second Capex Line previously provided for borrowings up to the principal amount of $3,000, which the Company could borrow from time to time, subject to the terms of the Credit Agreement. On December 18, 2020, the parties amended the Second Capex Line to eliminate the revolving nature of the line in favor of a term loan in the principal amount of $3,000, equivalent to the amount of borrowings then outstanding on the Second Capex Line. As amended, the Second Capex Line matures on December 31, 2025. Interest accrues on the principal balance of the Second Capex Line at a fixed per annum rate equal to 4.25%. Commencing January 31, 2021, and on the last day of each monthly period thereafter until and including on the maturity date, the Second Capex Line requires payments of principal and interest in monthly installments equal to $55, and as of March 31, 2021, had a balance of $2,865.

The Company’s obligations under the Credit Agreement are guaranteed by BAS Evansville, Inc. (“BASEV”), Seventh Wave Laboratories, LLC, BASi Gaithersburg LLC, as well as Bronco Research Services LLC (“Bronco”), each a wholly owned subsidiary of the Company (collectively, the “Guarantors”). The Company’s obligations under the Credit Agreement and the Guarantor’s obligations under their respective guaranties are secured by first priority security interests in substantially all of the assets of the Company and the Guarantors, respectively, mortgages on the Company’s BASEV’s and Bronco’s facilities in West Lafayette, Indiana, Evansville, Indiana, and Fort Collins, Colorado, respectively, and pledges of the Company’s ownership interests in its subsidiaries.

As amended, (i) beginning March 31, 2021, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), tested quarterly, of not less than (a) as of March 31, 2021 1.05 to 1.0, (b) as of June 30, 2021 1.10 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter 1.20 to 1.00 and (ii) the Company is required to maintain a Cash Flow Leverage Ratio (as defined in the Credit Agreement), tested quarterly, not to exceed (a) as of March 31, 2021, 5.75 to 1.00, (b) as of June 30, 2021, 5.00 to 1.00 and (c) as of September 30, 2021 and for each quarter thereafter, 4.25 to 1.00. The Fixed Charge Coverage Ratio and Cash Flow Leverage Ratio are measured on a trailing twelve (12) month basis, provided, however, that in the case of Fixed Charge Coverage Ratio calculations for the remainder of fiscal 2021 (i) the measurement period for the quarter ending March 31, 2021 includes only the quarter ending March 31, 2021, (ii) the measurement period for the quarter ending June 30, 2021 includes only the quarters ending March 31, 2021 and June 30, 2021 and (iii) the measurement period for the quarter ending September 30, 2021 includes only the quarters ending March 31, 2021, June 30, 2021 and September 30, 2021.

Upon an event of default, which includes certain customary events such as, among other things, a failure to make required payments when due, a failure to comply with covenants, certain bankruptcy and insolvency events, and defaults under other material indebtedness, FIB may cease advancing funds, increase the interest rate on outstanding balances, accelerate amounts outstanding, terminate the agreement and foreclose on all collateral. The Company has also obtained a life insurance policy in an amount of $5,000 for its President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as collateral.

In addition to the indebtedness under our Credit Agreement, as part of the Smithers Avanza Acquisition, we have an unsecured promissory note payable to the Smithers Avanza Seller in the initial principal amount of $810 made by BASi Gaithersburg and guaranteed by the Company. The promissory note bears interest at 6.5% with monthly payments and maturity date of May 1, 2022. At March 31, 2021, the balance on the note payable to the Smithers Avanza Seller was $480. As part of the PCRS Acquisition, we also have an unsecured promissory note payable to the PCRS Seller in the initial principal amount of $800. The promissory note bears interest at 4.5% with monthly payments and a maturity date of December 1, 2024. At March 31, 2021, the balance on the note payable to the PCRS Seller was $719. In connection with the Merger, the Company has also issued seller notes in an aggregate principal amount of $1,500. Refer to Note 13 “Subsequent Events” to the Notes to Condensed Consolidated Financial Statements.

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the Loan call for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. However, the bank is not requiring payments of principal or interest pending the loan forgiveness decision. We have applied for forgiveness of the loan in the amount of $4,851.

On January 28, 2015, the Company entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide the Company with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

The Company’s sources of liquidity for fiscal 2021 are expected to consist primarily of cash generated from operations, cash on-hand, additional borrowings available under our Credit Agreement, as refinanced on April 30, 2021, an additional commitment from FIB for approximately $5,000 of financing to be used in connection with the exercise of the Company’s option to buy its St. Louis facility for approximately $4,700 and to complete associated expansion, contingent on the Company’s receipt of related business incentives, and remaining net proceeds from our recent public offering. Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions is critical to our success. Sustained growth will require additional investment in future periods. Positive cash flow and access to capital will be important to our ability to make such investments. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of March 31, 2021.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

There were no material changes during the second quarter of fiscal 2021 to our disclosure in Item 3 of our Form 10-K for fiscal 2020.

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in our subsequent Quarterly Reports. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The HistoTox Labs Acquisition and the Merger may present many risks, and we may not realize the strategic and financial goals that were contemplated at the time we entered into the Purchase Agreement and the Merger Agreement.

Risks we may face in connection with the HistoTox Labs Acquisition and the Merger (together, the “Acquisitions”) include:

•	We may not realize the benefits we expect to receive from the Acquisitions, such as anticipated synergies.

•	We may have difficulties managing Inotiv – Boulder HTL’s and/or Inotiv Boulder’s services or retaining key personnel from HistoTox Labs and/or Bolder BioPATH.

•	The Acquisitions may not further our business strategy as we expect, we may not successfully integrate HistoTox Labs and/or Bolder BioPATH as planned, there could be unanticipated adverse impacts on HistoTox Labs’ and/or Bolder BioPATH’s businesses, or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of the Acquisitions, including intangible assets and goodwill.

•	Our operating results or financial condition may be adversely impacted by (i) claims or liabilities related to HistoTox Labs’ and/or Bolder BioPATH’s businesses including, among others, claims from U.S. regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of HistoTox Labs and/or Bolder BioPATH that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of HistoTox Labs’ and/or Bolder BioPATH’s practices; and (iv) intellectual property claims or disputes.

•	Neither HistoTox Labs nor Bolder BioPATH was required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002. The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of Inotiv – Boulder HTL’s and or Inotiv Boulder’s financial and disclosure controls and procedures.

 Future sales of our common shares by us or our existing shareholders could cause our share price to decline.

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. Further, we have stock options outstanding. As of March 31, 2021, we had 11,181,506 outstanding common shares and 671,000 common shares issuable upon the exercise of outstanding stock options, of which approximately 3,200,954 shares and 240,500 shares underlying stock options are subject to restrictions on transfer under 90-day lock-up arrangements with the underwriter of our public offering. These shares will become eligible for public sale at the expiration of the lock-up period, subject to vesting requirements and volume limitations applicable to affiliates. If a substantial number of common shares, including common shares underlying outstanding stock options, are sold, or if it is perceived that they will be sold, in the public market, it could have an adverse impact on the market price of our common shares.

In addition, as part of the Merger, we issued 1,588,235 common shares as consideration payable to the Bolder BioPATH equity holders. Following a one-year lock-up period from the closing of the Merger, such shares will be freely tradeable.

Furthermore, our directors and executive officers may in the future adopt written trading plans that are intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which they may in the future contract with a broker to sell our common shares. Sales of substantial amounts of our common shares in the public markets pursuant to new Rule 10b5-1 plans, or the perception that these sales could occur, could cause the market price of our common shares to decline. We are unable to predict the effect that sales may have on the prevailing market price of our common shares.

We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.

We have incurred significant additional indebtedness during recent periods, including in order to finance the HistoTox Labs Acquisition and the Merger and to support other corporate endeavors. Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders. Our additional indebtedness may also impact our ability to service our debt and to comply with financial covenants and the other terms of our relevant credit arrangements, in which case our lenders might pursue available remedies up to and including terminating our credit arrangements and foreclosing on available collateral.

We may need additional capital, and any additional capital we seek may not be available in the amount or at the time we need it.

We anticipate utilizing additional debt financing in order to fund the exercise of the Company’s option to buy its St. Louis facility for approximately $4,700 and to complete associated expansion, contingent on the Company’s receipt of related business incentives.

In general, additional capital may be raised through the sale of common shares, preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements. The sale of equity and convertible debt securities may result in dilution to our shareholders and those securities may have rights senior to those of our common shares. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all. If we cannot timely raise any needed funds, we may be forced to reduce our operating expenses, which could adversely affect our ability to implement our long-term strategic roadmap and grow our business.

Our expected financing needs are based upon management’s estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to increase revenues and manage expenses. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.

If securities or industry analysts issue an adverse opinion regarding our common shares, our share price and trading volume could decline.

The trading market for our common shares is influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely changes its recommendation regarding our common shares, or provides more favorable relative recommendations about our competitors, the trading price of our common shares could decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price of our common shares or trading volume to decline.

ITEM 6 - EXHIBITS

Number		Description of Exhibits
(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. (formerly known as Bioanalytical Systems, Inc.) as amended through March 18, 2021 (incorporated by reference to the Company’s Form 8-K filed March 19, 2021).

	3.2	Second Amended and Restated Bylaws of Inotiv, Inc. (formerly known as Bioanalytical Systems, Inc.) as amended through March 18, 2021 (incorporated by reference to the Company’s Form 8-K filed March 19, 2021)

(10)	10.1	Offer letter from Inotiv, Inc. to John Gregory Beattie (filed herewith)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 14, 2021	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)