Form 10-Q
period 2021-06-30
Inotiv, Inc.
filed 2021-08-13
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧        NO ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧      NO ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check):

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller Reporting Company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of August 9, 2021, 15,914,695 of the registrant's common shares were outstanding.

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,660	$1,406
Accounts receivable
Trade, net of allowance of $513 at June 30, 2021 and $561 at September 30, 2020	15,487	8,681
Unbilled revenues and other	4,472	2,142
Inventories, net	977	700
Prepaid expenses	2,466	2,371
Total current assets	48,062	15,300

Property and equipment, net	44,678	28,729
Operating lease right-of-use assets, net	8,695	4,001
Finance lease right-of-use assets, net	66	4,778
Goodwill	45,750	4,368
Other intangible assets, net	24,336	4,261
Lease rent receivable	106	75
Other assets	180	81
Total assets	$171,873	$61,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,724	$3,196
Restructuring liability	—	168
Accrued expenses	4,741	2,688
Customer advances	19,969	11,392
Capex line of credit	931	2,613
Current portion on long-term operating lease	1,916	866
Current portion of long-term finance lease	29	4,728
Current portion of long-term debt	14,752	5,991
Total current liabilities	47,062	31,642
Long-term operating leases, net	6,884	3,344
Long-term finance leases, net	39	44
Long-term debt, less current portion, net of debt issuance costs	28,700	18,826
Deferred tax liabilities, net	294	141
Total liabilities	82,979	53,997

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
No Series A shares at June 30, 2021 and 25 shares at September 30, 2020 issued and outstanding at $1,000 stated value	—	25
Common shares, no par value:
Authorized 19,000,000 shares; 15,866,655 issued and outstanding at June 30, 2021 and 10,977,675 at September 30, 2020	3,928	2,706
Additional paid-in capital	110,230	26,775
Accumulated deficit	(25,264)	(21,910)
Total shareholders’ equity	88,894	7,596
Total liabilities and shareholders’ equity	$171,873	$61,593

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service revenue	$21,924	$14,852	$56,858	$42,185
Product revenue	968	913	2,671	2,510
Total revenue	22,892	15,765	59,529	44,695

Cost of service revenue	14,701	10,113	38,204	29,119
Cost of product revenue	545	588	1,477	1,730
Total cost of revenue	15,246	10,701	39,681	30,849

Gross profit	7,646	5,064	19,848	13,846
Operating expenses:
Selling	950	692	2,343	2,672
Research and development	107	105	290	429
Start up costs	479	120	841	232
General and administrative	7,813	4,624	18,584	12,205
Total operating expenses	9,349	5,541	22,058	15,538

Operating loss	(1,703)	(477)	(2,210)	(1,692)

Interest expense	(449)	(382)	(1,163)	(1,085)
Other income	1	1	180	13
Net loss before income taxes	(2,151)	(858)	(3,193)	(2,764)

Income tax expense	114	21	161	129

Net loss	$(2,265)	$(879)	$(3,354)	$(2,893)

Basic net loss per share	$(0.15)	$(0.08)	$(0.27)	$(0.27)
Diluted net loss per share	$(0.15)	$(0.08)	$(0.27)	$(0.27)

Weighted common shares outstanding:
Basic	14,656	10,910	12,274	10,807
Diluted	14,656	10,910	12,274	10,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

	Nine Month Period Ended June 30, 2021
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$7,596
Net loss	—	—	—	—	—	(366)	(366)
Stock option exercises	—	—	23,350	6	39	—	45
Stock based compensation	—	—	116,974	29	152	—	181
Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$7,456

Net loss	—	—	—	—	—	(723)	(723)
Stock based compensation	—	—	12,502	3	275	—	278
Stock option exercises	—	—	36,040	9	56	—	65
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—
Balance March 31, 2021	—	$—	11,179,041	$2,756	$27,319	(22,999)	$7,076

Net loss	—	—	—	—	—	(2,265)	(2,265)
Stock based compensation	—	—	15,352	4	577	—	581
Stock option exercises	—	—	39,910	10	68	—	78
Stock issued in acquisition	—	—	1,588,235	397	34,055	—	34,452
Equity raise	—	—	3,044,117	761	48,211	—	48,972
Balance at June 30, 2021	—	$—	15,866,655	$3,928	$110,230	(25,264)	$88,894

	Nine Month Period Ended June 30, 2020
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710

Adoption of accounting standard	—	—	—	—	—	(128)	(128)

Net loss	—	—	—	—	—	(1,426)	(1,426)
Stock issued in acquisition	—	—	240,000	60	1,073	—	1,133
Stock based compensation	—	—	54,363	14	67	—	81
Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370

Net loss	—	—	—	—	—	(588)	(588)
Stock based compensation	—	—	26,521	7	116	—	123
Stock option exercises	—	—	32,703	8	12	—	20
Balance at March 31, 2020	35	$35	10,864,281	$2,678	$26,451	$(19,239)	$9,925

Net loss	—	—	—	—	—	(879)	(879)
Preferred stock conversion	—	(10)	5,000	1	9	—	—
Stock based compensation	—	—	40,000	11	166	—	176
Stock option exercises	—	—	54,394	13	(8)	—	5
Balance at June 30, 2020	35	$25	10,963,675	$2,703	$26,617	$(20,118)	$9,227

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2021	2020
Operating activities:
Net loss	$(3,354)	$(2,893)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	4,087	2,747
Employee stock compensation expense	1,040	380
Provision for doubtful accounts	50	(131)
Other non-cash operating activities	7	3
Financing lease interest expense	183	200
Changes in operating assets and liabilities:
Accounts receivable	(4,010)	(701)
Inventories	(277)	(395)
Income tax accruals	—	154
Accounts payable	1,306	(2,040)
Accrued expenses	1,594	327
Customer advances	7,451	4,063
Other asset and liabilities, net	(28)	(128)
Net cash provided by operating activities	8,049	1,586

Investing activities:
Capital expenditures	(8,358)	(5,094)
Proceeds from sale of equipment	2	—
Cash paid in acquisitions	(40,698)	(4,000)
Net cash used in investing activities	(49,054)	(9,094)

Financing activities:
Payments on finance lease liability	(277)	(330)
Payments of long-term borrowings	(2,620)	(1,157)
Payments of debt issuance costs	(409)	(111)
Payments on revolving line of credit	—	(25,326)
Borrowings on revolving line of credit	—	24,263
Borrowings on construction loans	—	1,286
Borrowings on capex lines of credit	1,318	2,423
Borrowings on long-term loan	17,087	8,777
Proceeds from exercise of stock options	188	25
Proceeds from issuance of common stock, net	48,972	—
Net cash provided by financing activities	64,259	9,850

Net increase in cash and cash equivalents	23,254	2,342
Cash, cash equivalents, and restricted cash at beginning of period	1,406	606
Cash, cash equivalents, and restricted cash at end of period	$24,660	$2,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$832	$771
Preclinical Research Services acquisition:
Assets acquired	$—	$6,442
Liabilities assumed	—	(1,378)
Common shares issued	—	(1,133)
Cash paid	$—	$3,931

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

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2020. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2021 and 2020 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at June 30, 2021. The results of operations for the three and nine months ended June 30, 2021 may not be indicative of the results for the fiscal year ending September 30, 2021.

Certain reclassifications have been made to prior periods in the unaudited condensed consolidated and combined financial statements and accompanying notes to conform with current presentation.

Costs related to the development and initiation of new service offerings that are not revenue generating at this time are shown on a new line in the condensed consolidated statements of operations identified as Startup costs. These expenses include, but are not limited to, employee compensation expenses, travel expenses, relocation fees, and recruiting expenses. While certain of these costs are one-time in nature, there are certain costs (e.g. employee compensation expenses) that will be expected to recur once the new offerings are revenue generating at which time the related costs will be reclassified on the consolidated statements of operations. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.           EQUITY

Common Stock Offering

On April 23, 2021, we closed an underwritten public offering of 3,044,117 of our common shares, including 397,058 common shares sold pursuant to the full exercise by the underwriter of its option to purchase additional shares to cover over-allotments.  All of the shares were sold at a price to the public of $17.00 per share. Net proceeds from the offering were approximately $49.0 million, after deducting the underwriting discount and estimated offering expenses.

Stock Based Compensation

In March 2008, the Company’s shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. The purpose of the Plan was to promote the Company’s long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administered the Plan and approved the particular officers, directors or employees eligible for grants. Under the Plan, employees were granted options to purchase common shares at an exercise price equal to the fair market value of the common shares of the end of the trading day prior to the date of the grant. Generally, options granted vest and become exercisable in three equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment, or ten years from the date of grant. Restricted shares are valued at the average of the high and low sale prices of the Company’s common shares on the day prior to the date of the grant. The Plan is described more fully in Note 9 in the Notes to the Consolidated Financial Statements in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

In March 2018, the Company’s shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan and in March 2020 the Company’s shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the “Equity Plan”). The Company currently grants equity awards from the Equity Plan. The purpose of the Equity Plan is to promote the Company’s long-term interests by providing a means of attracting and retaining officers, directors and key employees. At June 30, 2021, 413 shares remained available for grants under the Equity Plan.

The Company expenses the estimated fair value of stock options over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Prior to October 1, 2020, stock-based compensation expense was reduced for estimated forfeitures, and if necessary, an adjustment was recognized in future periods if actual forfeitures differed from those estimates. The accounting change was made prospectively; therefore, stock-based compensation for equity grants subsequent to October 1, 2020, will not be reduced for estimated forfeitures as expense will be adjusted in the period that a forfeiture occurs. The Company believes that this accounting change will more accurately account for expense relating to forfeitures. The Company has assessed the cumulative effect of this change in accounting policy and has deemed the impact to be immaterial; therefore, an adjustment has not been recorded to beginning retained earnings. Stock based compensation expense for the three and nine months ended June 30, 2021 was $581 and $1,040, respectively. Stock based compensation expense for the three and nine months ended June 30, 2020 was $176 and $380, respectively.

A summary of the Company’s stock option activity for the nine months ended June 30, 2021 is as follows (in thousands except for share prices):

		Weighted-
		Average
	Options	Exercise
	(shares)	Price
Outstanding - October 1, 2020	712	$2.21
Granted	295	$21.72
Exercised	(99)	$1.89
Forfeited	(34)	$3.88
Expired	(5)	$2.03
Outstanding - June 30, 2021	869	$8.82

Exercisable at June 30, 2021	387	$1.93

The weighted average estimated fair value of stock options granted for the nine months ended June 30, 2021 and June 30, 2020 were $13.41 and $3.08, respectively. The weighted-average assumptions used to compute the fair value of the options granted in the nine months ended June 30, 2021 were as follows:

Risk-free interest rate	0.93%
Dividend yield	—%
Volatility of the expected market price of the Company’s common shares	70.48%
Expected life of the options (years)	5.95

As of June 30, 2021, total unrecognized compensation cost related to non-vested stock options was $3,914 and is expected to be recognized over a weighted-average service period of 2.7 years.

During the nine months ended June 30, 2021, the Company granted a total of 150 restricted shares to members of the Company’s leadership team, including 40 restricted shares granted on December 29, 2020 to the CEO under his employment agreement. A summary of restricted share activity for the nine months ended June 30, 2021 is as follows:

		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding – September 30, 2020	128	$3.88
Granted	150	10.50
Vested	(10)	1.28
Forfeited	(5)	6.63
Outstanding – June 30, 2021	263	$7.70

As of June 30, 2021, total unrecognized compensation cost related to non-vested restricted shares was $1,360 and is expected to be recognized over a weighted-average service period of 1.7 years.

3.           INCOME (LOSS) PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares, if any, and the treasury stock method for stock options, respectively. As of June 30, 2021, the Company only had dilutive potential common shares, which related to shares issuable upon exercise of options. Shares issuable upon exercise of 869 options were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2021 because they were anti-dilutive. Shares issuable upon exercise of 751 options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2020 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net loss per share:
Net loss applicable to common shareholders	$(2,265)	$(879)	$(3,354)	$(2,893)
Weighted average common shares outstanding	14,656	10,910	12,274	10,807
Basic net loss per share	$(0.15)	$(0.08)	$(0.27)	$(0.27)

4.           INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2021	2020
Raw materials	$507	$577
Work in progress	77	70
Finished goods	550	230
	1,134	877
Obsolescence reserve	(157)	(177)
	$977	$700

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Service	$21,924	$14,852	$56,858	$42,185
Product	968	913	2,671	2,510
	$22,892	$15,765	$59,529	$44,695
Operating Income (Loss)
Service	$3,868	$2,460	$10,942	$6,393
Product	61	23	202	(447)
Corporate	(5,632)	(2,960)	(13,354)	(7,638)
	$(1,703)	$(477)	$(2,210)	$(1,692)

Interest expense	(449)	(382)	(1,163)	(1,085)
Other income	1	1	180	13
Loss before income taxes	$(2,151)	$(858)	$(3,193)	$(2,764)

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective rate of (5.05)% for the nine months ended June 30, 2021 is due primarily to changes in the valuation allowance on its net deferred tax assets, as well as the impact on tax expense of certain book to tax differences in the basis of indefinite-lived assets.

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

At June 30, 2021 and September 30, 2020, the Company had no liability for uncertain income tax positions.

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

7.           DEBT

Credit Facility

On April 30, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”) to, among other things, secure additional debt financing in order to fund portions of the consideration for the HistoTox Labs Acquisition and the merger of one of the Company’s wholly owned subsidiaries with Bolder BioPATH, Inc. (“Bolder BioPATH”), respectively. The Credit Agreement included eleven term loans (the “Term Loans” ), an equipment draw loan (the “Equipment Loan”), and a revolving line of credit (the “Revolving Facility”). On May 26, 2021, the Company and FIB entered into an amendment to the Credit Agreement to, among other things, provide a new term loan facility to finance the acquisition and refurbishment of the Company’s St. Louis facility, which it had previously leased.  The material terms of each of the loans under the Credit Agreement, as amended, are described below.

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

The obligations of the Company under the Credit Agreement are secured by all of the assets of the Company and are guaranteed by each of its subsidiaries and secured by the assets thereof.  The Company has also obtained a life insurance policy in an amount not less than $5,000 for its President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as collateral.

(a) Terms of the Equipment Loan.

The Company may borrow under the Equipment Loan on or before April 30, 2022 in the aggregate principal amount of up to $3,000 (the “Equipment Loan Commitment”). The Equipment Loan Commitment will automatically terminate upon the earlier of (x) any funding of the maximum amount of the Equipment Loan Commitment and (y) 5:00 p.m., Indianapolis time, on April 30, 2022.  Until April 30, 2022, the Company must pay interest on the amount outstanding under the Equipment Loan at a fixed annual rate of 4.00%. On April 30, 2022, all amounts outstanding under the Equipment Loan will be converted to a term loan and repaid monthly in installments of principal based on a five (5) year amortization schedule together with the interest that will accrue thereon. A final installment representing the entire unpaid principal of the Equipment Loan, and all accrued and unpaid interest thereon and all fees and charges in connection therewith, will be due and payable on April 30, 2027. Advances under the Equipment Loan will be used to fund equipment needs of the Company as approved by FIB.

(b) Terms of the Revolving Facility.

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4.00%, or (b) the Prime Index (as defined in the Credit Agreement). The Company did not have an outstanding balance on the Revolving Facility as of June 30, 2021. Advances under the Revolving Facility will be used for general working capital purposes of the Company.

(c) Terms of the Term Loans:

	Principal Amount
	as of date of Credit		Monthly
	Agreement	Annual	Payment
	April 30, 2021	Interest	Amount
Loan Name	(000)	Rate	(000)	Maturity Date	Use of Proceeds
Term Loan 1	$3,980	5.20%	$36	March 28, 2025	Funded expansion of building on real property in Mount Vernon, IN
Term Loan 2	$3,571	5.06%	$78	July 2, 2023	Funded a portion of the cash consideration for the Seventh Wave Laboratories acquisition
Term Loan 3	$1,076	5.20%	$32	March 28, 2025	Funded equipment needs associated with expansion of real property in Mount Vernon, IN
Term Loan 4	$1,001	4.63%	$20	November 1, 2025	Funded the cash consideration for the Smithers Avanza acquisition
Term Loan 5	$810	4.00%	$17	June 30, 2025	Funded certain capital expenditures
Term Loan 6	$2,865	4.25%	$56	December 31, 2025	Funded certain capital expenditures
Term Loan 7	$1,263	4.00%	$28	June 1, 2025	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 8	$1,853	4.00%	$12	December 1, 2024	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 9	$10,000	3.85%	$184 (a)	April 30, 2026	Funded a portion of the cash consideration of the Bolder BioPATH merger
Term Loan 10	$5,000	3.85%	$92 (a)	April 30, 2026	Funded a portion of the cash consideration of the HistoTox Labs acquisition
Term Loan 11	$3,622	3.99%	$33	June 23, 2022	Refinanced debt with The Huntington Bank for general business purposes
Term Loan 12	$4,832 (b)	3.85%	$10 (c)	December 26, 2026	Financed the acquisition of the St. Louis facility and associated expansion

(a) See Mandatory Prepayments information below.

(b)  Principal amount as of May 26, 2021.

(c) The monthly payment amount increases to $29 on January 1, 2022.

(d) Mandatory Prepayments.

Commencing with the fiscal year ending September 30, 2021 and for each fiscal year thereafter until the Term Loan 9 and/or Term Loan 10, in each case, are paid in full, the Company is required to prepay Term Loan 9 and Term Loan 10 on a pro rata basis on the following January 31st, in an amount equal to 50% of the excess cash flow of the Company (as defined in the Credit Agreement) for such fiscal year (in each case, an “Excess Cash Flow Payment”), provided that, for the fiscal year ending September 30, 2021, the Excess Cash Flow Payment, if any, will be calculated only for the period from April 30, 2021 through September 30, 2021. Excess Cash Flow will be calculated for each fiscal year based on (a) the Company’s adjusted EBITDA (as defined in the Credit Agreement), minus (b) cash interest expense, minus (c) cash taxes paid or cash distributions made for payment of taxes, minus (d) principal payments paid in respect of long-term indebtedness (excluding any principal reduction on Term Loan 9 or Term Loan 10, in each case, with respect to Excess Cash Flow and excluding principal payments on the Revolving Facility), minus (e) capital expenditures not funded by advances under the Equipment Loan as specified under the Credit Agreement.

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the Smithers Avanza acquisition, the Company’s BASi Gaithersburg subsidiary issued an unsecured subordinated promissory note payable to the Smithers Avanza seller in the initial principal amount of $810, which is guaranteed by the Company. The promissory note bears interest at a rate of 6.5% per annum with monthly payments of principal and interest and a maturity date of May 1, 2022 and is guaranteed by the Company.

As part of the PCRS Acquisition, the Company’s Bronco Research Services subsidiary issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.5% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024.

As part of the acquisition of Boulder BioPATH, the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsescured subordinated promissory notes payable to the former shareholders of Boulder BioPath in an aggregate principal amount of $1,500.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.

PPP Loan

On April 23, 2020, the Company was granted a loan (the “PPP Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the PPP Loan call for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. However, the bank is not requiring payments of principal or interest pending the loan forgiveness decision. The Company applied for forgiveness of the loan in the amount of $4,851, and on July 16, 2021, received notice from Huntington Bank that the SBA had approved the application for forgiveness of the PPP Loan in the full amount requested.

Long term debt as of June 30, 2021 and September 30, 2020 is detailed in the table below.

	As of:
	June 30, 2021	September 30, 2020
Term Loan #1	$3,943	$4,230
Term Loan #2	3,446	4,004
Term Loan #3	1,031	1,266
Term Loan #4	969	1,115
Term Loan #5	781	920
Term Loan #6	2,728	—
Term Loan #7	1,216	1,425
Term Loan #8	1,842	1,891
Term Loan #9	9,850	—
Term Loan #10	4,925	—
Term Loan #11	3,559	3,748
Term Loan #12	2,088	—
Subtotal Term Loans	36,378	18,599
Seller Note – Bolder BioPath	1,500	—
Seller Note – Smithers Avanza	385	650
Seller Note – Preclinical Research Services	702	752
Paycheck protection program loan	5,051	5,051
	44,016	25,052
Less: Current portion	(14,752)	(5,991)
Less: Debt issue costs not amortized	(564)	(235)
Total Long-term debt	$28,700	$18,826

8.           ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, the Company accrued for lease payments at the cease use date for its United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to improvements. Based on these matters, the Company had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During the nine months ended June 30, 2021, the Company released all of the remaining reserve for lease related liabilities. At June 30, 2021 and September 30, 2020, respectively, the Company had $0 and $168 reserved for the remaining liability. The reserve was classified as a current liability on the condensed consolidated balance sheets as of September 30, 2020.

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

PCRS acquisition

Overview

On November 8, 2019, the Company and Bronco Research Services LLC, a wholly owned subsidiary of the Company (the “PCRS Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pre-Clinical Research Services, Inc., a Colorado corporation (the “PCRS Seller”), and its shareholder. Pursuant to the Purchase Agreement, on December 1, 2019, the Company indirectly acquired (the “PCRS Acquisition”) substantially all of the assets of PCRS Seller used or useful by PCRS Seller in connection with PCRS Seller's provision of GLP and non-GLP preclinical testing for the pharmaceutical and medical device industries. The total consideration for the PCRS Acquisition was $5,857, which consisted of $1,500 in cash, subject to certain adjustments, 240 of the Company’s common shares valued at $1,133 using the closing price of the Company’s common shares on November 29, 2019 and an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser. The promissory note bears interest at 4.5%. The Company also purchased certain real property located in Fort Collins, Colorado, comprising the main facility for the PCRS Seller’s business and additional property located next to the facility available for future expansion, for $2,500. The Company funded the cash portion of the purchase price for the PCRS Acquisition with cash on hand and the net proceeds from its credit arrangements with FIB. As contemplated by the Purchase Agreement, the Company also entered into a lease arrangement for an ancillary property used by Seller’s business, located in Livermore, Colorado.

Accounting for the Transaction

Results are included in the Company’s results from the acquisition date of December 1, 2019.

The Company’s allocation of the $5,857 purchase price to PCRS Purchaser’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of June 30, 2021 is as follows:

Allocation as of
June 30, 2021
Assets acquired and liabilities assumed:
Receivables	$578
Property and equipment	2,836
Unbilled receivables	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. PCRS Purchaser recorded revenues of $5,191 and net income of $117 for the nine month period ending June 30, 2021.

HistoTox Labs acquisition

Overview

On April 30, 2021, the Company completed the acquisition of HistoTox Labs, Inc. (“HistoTox Labs”) in a cash transaction. HistoTox Labs is a provider of services in connection with non-clinical consulting, laboratory and strategic support services and products related to routine and specialized histology, immunohistology, histopathology and image analysis/digital pathology. Consideration for the HistoTox Labs Acquisition consisted of $22,321 in cash. The purchase price is preliminary and subject to working capital and customary purchase price adjustments under the Purchase Agreement.

We recognized transaction costs related to the acquisition of HistoTox Labs of $449 and $560 for the three and nine months ended June 30, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within general and administrative expenses in our condensed consolidated statement of operations.

HistoTox Labs and Bolder BioPATH (discussed below) were combined into one business unit and recorded combined revenues of $4,251 and combined net income of $585 for the three and nine month periods ending June 30, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2021
Assets acquired and liabilities assumed:
Receivables	1,020
Prepaid expenses	40
Operating lease ROU	2,239
Property and equipment	4,021
Intangible assets	8,500
Other Assets	35
Goodwill	9,386
Accounts payable	(128)
Customer advances	(553)
Operating lease liability	(2,239)
$22,321

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of intangible assets as of June 30, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships and a non-compete agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8 years for customer relationships and 5 years for the non-compete agreement on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment. Goodwill is reviewed for impairment at least annually and when certain impairment indicators are present. As of June 30, 2021, there were no goodwill impairment losses.

Bolder BioPATH acquisition

Overview

On May 3, 2021, the Company completed the acquisition of Bolder BioPATH in a merger of Bolder BioPATH with a wholly owned subsidiary of the Company. Bolder BioPATH is a provider of services specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models. Consideration for the Bolder BioPATH acquisition consisted of (i) $18,500 in cash, subject to customary purchase price adjustments and inclusive of $1,250 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 1,588 of the Company’s common shares valued at $34,452 using the closing price of the Company’s common shares on May 3, 2021 and (iii) seller notes in an aggregate principal amount of $1,500.

We recognized transaction costs related to the acquisition of Bolder BioPATH of $450 and $568 for the three and nine months ended June 30, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within general and administrative expenses in our condensed consolidated statement of operations.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2021
Assets acquired and liabilities assumed:
Cash and cash equivalents	$124
Receivables	2,278
Unbilled receivables	1,867
Prepaid expenses	103
Operating lease ROU	2,750
Property and equipment	6,609
Intangible assets	12,500
Other assets	70
Goodwill	31,996
Accounts payable	(93)
Accrued expenses	(279)
Deferred revenue	(723)
Operating lease liability	(2,750)
$54,452

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of intangible assets as of June 30, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment. Goodwill is reviewed for impairment at least annually and when certain impairment indicators are present. As of June 30, 2021, there were no goodwill impairment losses.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and nine months ended June 30, 2021 and June 30, 2020, assuming the PCRS and HistoTox Labs acquisitions and the merger of Bolder BioPATH had occurred as of October 1, 2019 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the PCRS, HistoTox Labs, and Bolder BioPATH operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions and the merger been completed on October 1, 2019.

The unaudited pro forma information is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenues	$24,786	$21,448	$72,789	$62,661

Net (loss) income	(1,847)	375	6,280	996

Pro forma basic net (loss) income per share	$(0.13)	$0.03	$0.45	$0.08
Pro forma diluted net income per share	$(0.13)	$0.03	$0.45	$0.08

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

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Royalty revenue is included in service revenue on the condensed consolidated statement of operations. Total revenue recognized was $102 and $131 in the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized was $255 and $567 in the nine months ended June 30, 2021 and 2020, respectively.

The following table presents changes in the Company’s contract assets and contract liabilities for the nine months ended June 30, 2021.

	Balance at			Balance at
	September 30,			June 30,
	2020	Additions	Deductions	2021
Contract Assets: Unbilled receivables	$1,879	$3,963	$(1,848)	$3,994
Contract liabilities: Customer advances	$11,392	$125,225	$(116,648)	$19,969

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

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	As of	As of
	June 30, 2021	September 30, 2020
Operating right-of-use assets, net	$8,695	$4,001

Current portion of operating lease liabilities	1,916	866
Long-term operating lease liabilities	6,884	3,344
Total operating lease liabilities	$8,800	$4,210

Finance right-of-use assets, net	$66	$4,778

Current portion of finance lease liabilities	29	4,728
Long-term finance lease liabilities	39	44
Total finance lease liabilities	$68	$4,772

During the three and nine months ended June 30, 2021, the Company had operating lease amortizations of $292 and $736, respectively, and had finance lease amortization of $25 and $97, respectively. Finance lease interest recorded in the three and nine months ended June 30, 2021 was $46 and $183, respectively.

One of the operating leases contains a variable lease component based on revenue for one component of the Company. The total variable payments for this lease for the three and nine months ended June 30, 2021 were $31 and $177, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended June 30, 2021 were:

	Three months ended	Nine months ended
	June 30, 2021	June 30, 2021
Operating lease costs:
Fixed operating lease costs	$292	$736
Short-term lease costs	32	66
Lease income	(159)	(477)
Finance lease costs:
Amortization of right-of-use asset expense	25	97
Interest on finance lease liability	46	183
Total lease cost	$236	$605

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s condensed consolidated balance sheets. The Company received rental income of $159 and $477 for the three and nine months ended June 30, 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months ended	Nine months ended
	June 30, 2021	June 30, 2021
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$346	$867
Operating cash flows from finance leases	45	183
Finance cash flows from finance leases	71	277
Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,990	$6,165
Right-of-use assets obtained in exchange for new finance lease liabilities	8	17

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of June 30, 2021 were:

As of
June 30, 2021
Weighted-average remaining lease term (in years)
Operating lease	4.91
Finance lease	3.43
Weighted-average discount rate (in percentages)
Operating lease	4.46%
Finance lease	4.86%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2021 (remainder of fiscal year)	$496	$6
2022	2,001	24
2023	2,022	18
2024	1,998	18
2025	1,494	7
Thereafter	1,800	1
Total minimum future lease payments	9,811	74
Less interest	(1,011)	(6)
Total lease liability	8,800	68

13.          SUBSEQUENT EVENTS

On July 9, 2021, the Company closed a Purchase Agreement (the “Purchase Agreement”) between BioReliance Corporation, a Delaware corporation ("BioReliance") and BASi Gaithersburg LLC (“BASi Gaithersburg”), an Indiana limited liability company and wholly owned subsidiary of the Company.  The acquisition related to certain assets of BioReliance in order to expand our genetic toxicology offering to build and lead the genetic toxicology business.  Consideration for the acquisition consisted of sales royalties of 10% in connection with future net sales related to the acquisition from the date of the acquisition through December 31, 2023.

On July 15, 2021, the Company announced the acquisition of laboratory instrumentation to accelerate the startup and development of laboratory services pursuing cell and gene therapy as well as traditional biotherapeutics and immunotherapies.  We acquired the assets for approximately $1,300.

On July 16, 2021, the Company received notice from Huntington Bank that the SBA had approved the Company’s application for forgiveness of its PPP Loan in the amount of $4,851.

On August 2, 2021, the Company closed the purchase of all of the outstanding equity interest in Gateway Pharmacology Laboratories LLC, a Missouri company engaged in the business of providing drug metabolism and pharmacokinetics DMPK) technology and capability, as well as a new cell and molecular biology suite capable of delivering in vitro solutions in pharmacology and toxicology early in drug discovery. Consideration for the acquisition consisted of (i) $1,400 in cash, subject to customary purchase price adjustments, and (ii) 45,323 of the Company’s common shares valued at $1,250.

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

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives to reposition our Company and provide a platform for future growth. Our growth initiatives include (1) acquisitions, (2) expansion of existing and acquired businesses, (3) startup of new services. Through June 30, 2021, we acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), acquired the business of HistoTox Labs on April 30, 2021 (the “HistoTox Acquisition”)  and completed a merger of one of its wholly owned subsidiaries with Bolder BioPATH on May 3, 2021 (the “Merger”). Following the end of the quarter, we completed the purchase of all of the outstanding equity interests in Gateway Pharmacology Laboratories on August 2, 2021. We undertook an expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, we recently completed capital improvements to our Ft. Collins facility to facilitate growth, and in May 2021 we announced the buyout of our St. Louis facility with the build-out of an additional 20,000 square feet of wet laboratory and office space.  We announced new service offerings which we are building internally and start up operations such as: clinical pathology; SEND data reporting; cardiovascular safety pharmacology; genetic toxicology; biotherapeutics; and medical devise histology and pathology. On April 23, 2021, we completed a public offering of our common stock and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences.  In addition, we have made other significant investments in upgrading facilities and equipment and filled critical leadership and scientific positions.

Over the last year, we have also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing our new corporate name Inotiv, Inc., investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions, mergers and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients. We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can build.

Significant Accomplishments during nine months ended June 30, 2021

•	Announcement of an initiative to broaden clinical pathology service offerings
•	Appointment of Greg Beattie as Chief Operating Officer
•	Investments in laboratory infrastructure, data and study management technologies and internal expertise for SEND (Standard for Exchange of Nonclinical Data) capabilities
•	Investments in additional vivarium capacity at facility in West Lafayette, IN
•	Announcement for plans to expand offerings to include cardiovascular safety pharmacology
•	Changed corporate name to Inotiv, Inc.
•	Entered into a partnership with PhoenixBio Co., Ltd. to expand discovery pharmacology offering
•	Acquired assets of HistoTox Labs
●	Acquired Bolder BioPath
●	Completed an underwritten public offering of 3,044 common shares at a price to the public of $17.00 per share, resulting in net proceeds to the Company of approximately $49,000, after deducting the underwriting discount and estimated offering expenses.
●	Obtained $28,000 in additional debt financing from First Internet Bank of Indiana.
●	Announced the purchase of the St. Louis facility and plans to expand capacity there
●	Joined the broad-market Russell 3000® Index and Russell 2000® Index
●	Broadened pathology services to include medical device pathology and hired Nicolette Jackson to lead the medical device pathology effort

Events subsequent to June 30, 2021

•	Acquired certain assets from MilliporeSigma’s BioReliance portfolio to expand genetic toxicology offering
•	Acquired laboratory instrumentation for discovery and development of novel therapies
●	Acquired Gateway Pharmacology Laboratories, LLC to extend an array of in vivo capability and integrated laboratory support services to include cardiovascular and renal pharmacology

Our financial results for the three months ended June 30, 2021 were positively impacted by increases in sales and gross margins attributable to internal growth the Company has experienced in the Service business as well as the acquisitions of HistoTox Labs and Bolder BioPATH. During the quarter ended June 30, 2021, we saw an increase in operating expenses as a percentage of revenue compared to the same quarter in the prior year as we continued to build infrastructure for growth, which included additional headcount, recruiting and relocation expenses and investments in building out new service offerings. The financial results were positively impacted by the Products segment of the business as expense reductions were implemented in last half of fiscal year 2020 which improved margins.

Our team has implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work-from-home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April 2020 in the amount of $5,051. The funds were used over the eight weeks following the receipt of the funds for payroll, utility and rent expenses, in step with our business continuity measures and as allowed under the PPP. The Company applied for forgiveness of the PPP loan in the amount of $4,851, which represents qualified expenses. The PPP debt is recorded as a liability on the balance sheet. On July 16, 2021, the Company received notice from Huntington Bank that the SBA had approved the Company’s application for forgiveness of its PPP Loan in the amount of $4,851.

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

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major “blockbuster” drugs that have lost their patent protection over the past few years (e.g. Viagra) or are nearing the end of their patent protections (e.g. Januvia & Janumet). This puts significant pressure on these companies to acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the pharmaceutical industry has turned to out-sourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now driven by smaller, venture capital funded drug discovery companies. Many of these companies are “single-molecule” entities, whose success depends on one innovative compound. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by smaller entities. These developmental companies generally do not have the resources to perform much of their research within their organizations and are therefore dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies, however, are able to pay for CRO Services and products after a reported seven billion dollars in private capital invested in private drug development companies in the first quarter of 2021. These companies have provided significant new opportunities for the CRO industry, including the Company. We believe that the Company is ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the nine months ended June 30, 2021, total revenues increased to $59,529 from $44,695, a 33.2% increase from the nine months ended June 30, 2020. Gross profit increased to $19,848 from $13,614, a 45.8% increase. Operating expenses were higher by 44.1% in the nine months ended

June 30, 2021 compared to the nine months ended June 30, 2020. The most notable growth in operating expenses is related to our investment and focus to continue to build our infrastructure for growth, which included additional headcount, recruiting and relocation expense, transaction costs related to the HistoTox Labs Acquisition and the Merger, and investments in business development to build out new service offerings.

As of June 30, 2021, we had $24,660 of cash and cash equivalents as compared to $1,406 of cash and cash equivalents at the end of fiscal 2020. In the first nine months of fiscal 2021, we generated $8,049 in cash from operations as compared to $1,586 in the same period in fiscal 2020. During the nine months ended June 30, 2021, cash from operations, cash on hand, $1,318 from an equipment line of credit and borrowings on a term loan of $2,100 together funded capital expenditures of $8,358 for the investment in laboratory equipment to increase capacity at all locations, facility improvements at the Fort Collins location and the acquisition of the St. Louis facility.

As of June 30, 2021, we did not have an outstanding balance on our $5,000 available general line of credit and had $900 balance on a $3,000 equipment loan that is available until April 30 2022. As described herein, we incurred indebtedness in connection with financing the Seventh Wave Acquisition, the Smithers Avanza Acquisition, the PCRS Acquisition, the HistoTox Labs Acquisition, the Merger and the expansion of facilities and services. Refer to the Liquidity and Capital Resources section herein for a description of our credit arrangements with First Internet Bank.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Services revenue	95.8%	94.2%	95.5%	94.4%
Products revenue	4.2	5.8	4.5	5.6
Total revenue	100	100	100	100

Cost of services revenue (a)	67.1	68.1	67.2	69.0
Cost of products revenue (a)	56.3	64.4	55.3	68.9
Total cost of revenue	66.6	67.9	66.7	69.5

Gross profit	33.4	31.4	33.3	30.5
Operating expenses	40.8	34.4	37.1	34.2
Operating income (loss)	(7.4)	(3.0)	(3.8)	(3.8)

Other income (expense)	(2.0)	(2.4)	(1.7)	(2.4)
Income (loss) before income taxes	(9.4)	(5.4)	(5.5)	(6.2)
Income tax (expense) benefit	0.5	0.1	0.1	0.3
Net income (loss)	(9.9)%	(5.6)%	(5.4)%	(6.5)%

(a)Percentage of service and product revenues, respectively

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Service and Product Revenues

Revenues for the quarter ended June 30, 2021 increased 45.2% to $22,892 compared to $15,765 for the same period last fiscal year.

Our Service revenue increased 47.6% to $21,924 in the three months ended June 30, 2021 compared to $14,852 for the three months ended June 30, 2020. Nonclinical services revenues increased $6,190 due to internal growth year over year as well as the acquisitions of HistoTox Labs and Bolder BioPATH in the third quarter of fiscal year 2021. Other laboratory services revenues increased by $619 in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to internal growth.

	Three Months Ended
	June 30,
	2021	2020	Change	%
Bioanalytical analysis	$2,248	$1,985	$263	13.2%
Nonclinical services	18,315	12,125	6,190	51.1%
Other laboratory services	1,361	742	619	83.4%
	$21,924	$14,852	$7,072

Sales in our Products segment increased 6.1% in the three months ended June 30, 2021 to $968 from $913 in the three months ended June 30, 2020. The increase in the third fiscal quarter of 2021 stems from higher sales of analytical instruments, partially offset by a decrease in Culex in-vivo sampling systems and other instruments.

	Three Months Ended
	June 30,
	2021	2020	Change	%
Culex, in-vivo sampling systems	$203	$404	$(201)	(49.8)%
Analytical instruments	653	381	272	71.4%
Other instruments	112	128	(16)	(12.5)%
	$968	$913	$55

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 was $15,246 or 66.6% of revenue, compared to $10,701, or 67.9% of revenue for the three months ended June 30, 2020.

Cost of Service revenue as a percentage of Service revenue decreased to 67.1% during the three months ended June 30, 2021 from 68.1% in the three months ended June 30, 2020, reflecting greater utilization of recently expanded capacity.

Cost of Products revenue as a percentage of Products revenue in the three months ended June 30, 2021 decreased to 56.3% from 64.4% in the three months ended June 30, 2020 due to expense reductions implemented in the last half of fiscal 2020, which created improved margins on existing sales.

Operating Expenses

Selling expenses for the three months ended June 30, 2021 increased 37.3% to $950 from $692 compared to the three months ended June 30, 2020. This increase is mainly due to an increase in travel expenses as our sales and marketing teams have begun traveling more as the COVID-19 pandemic eases and an increase in commissions due to higher sales awards.

Research and development expenses for the three months ended June 30, 2021 of $107 were comparable to $105 for the three months ended June 30, 2020.

Costs related to the development and initiation of new service offerings that are not revenue generating at this time are being identified as Startup costs. In addition to investments in software solutions and human resources to support existing internal expertise in the area of SEND (Standard for the Exchange of Nonclinical Data) data management and delivery investments in SEND reporting, safety pharmacology and clinical pathology, during the quarter, we began investing in additional service offerings such as medical device pathology, biotherapeutics, and genetic toxicology. These expenses include, but are not limited to, employee compensation expenses, travel expenses, relocation expenses, and recruiting expenses. While certain of these costs are one-time in nature, there are certain costs (e.g. employee compensation expenses) that will be expected to recur once the new offerings are revenue generating at which time the related costs will be reclassified on the consolidated statement of operations. Startup costs for the three months ended June 30, 2021 were $479 as compared to $120 for the three months ended June 30, 2020. Certain prior period amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the reported results of operations.

General and administrative expenses for the three months ended June 30, 2021 increased 69.0% to $7,813 from $4,624 compared to the three months ended June 30, 2020, as the Company continued to build the infrastructure for growth, which included additional headcount, recruiting and relocation expense and legal and professional costs related to the acquisition of HistoTox Labs and the Merger

Other Income (Expense)

Interest expense for the three months ended June 30, 2021 increased 17.5% to $449 from $382 compared to the three months ended June 30, 2020.

Income Taxes

Our effective tax rates for the three months ended June 30, 2021 and 2020 were (5.28) % and (2.40) %, respectively. The expense recorded for each period was $114 and $21, respectively, and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such credits is required to be recorded.

Net Income/Loss

As a result of the above described factors, we had a net loss of $2,265 for the three months ended June 30, 2021 as compared to a net loss of $879 during the three months ended June 30, 2020.

Nine Months Ended June 30, 2021 Compared to Nine Months Ended June 30, 2020

Service and Product Revenues

Revenues for the nine months ended June 30, 2021 increased 33.2% to $59,529 as compared to $44,695 for the nine months ended June 30, 2020.

Our Service revenue increased 34.8% to $56,858 in the nine months ended June 30, 2021 compared to $42,185 for the nine months ended June 30, 2020. The majority of the increase in service revenue was due to internal growth, augmented by $4,251 of incremental revenue from operations at the Boulder, CO location, which we acquired in connection with the acquisition of HistoTox Labs and the Merger in the third fiscal quarter of 2021.

	Nine Months Ended
	June 30,
	2021	2020	Change	%
Bioanalytical analysis	$6,118	$5,899	$219	3.7%
Nonclinical services	46,160	34,301	11,859	34.6%
Other laboratory services	4,580	1,985	2,595	130.7%
	$56,858	$42,185	$14,673

Sales in our Product segment increased 6.4% in the first nine months ended June 30, 2021 to $2,671 from $2,510 when compared to the nine months ended June 30, 2020 reflecting higher sales of analytical instruments, partially offset by a decrease in Culex in-vivo sampling systems and other instruments.

	Nine Months Ended
	June 30,
	2021	2020	Change	%
Culex, in-vivo sampling systems	$675	$808	$(133)	(16)%
Analytical instruments	1,718	1,304	414	31.7%
Other instruments	278	398	(120)	(30.2)%
	$2,671	$2,510	$161

Cost of Revenues

Cost of revenues for the nine months ended June 30, 2021 was $39,681 or 66.7% of revenue, compared to $30,849, or 69.0% of revenue compared to the nine months ended June 30, 2020.

Cost of Service revenue as a percentage of Service revenue decreased to 67.2% during the nine months ended June 30, 2021 from 69.0% in the nine months ended June 30, 2020 reflecting operating leverage and the greater utilization of recently expanded capacity.

Cost of Product revenue as a percentage of Product revenue in the nine months ended June 30, 2021 decreased to 55.3% from 68.9% in the nine months ended June 30, 2020 due to expense reductions implemented in the last half of fiscal 2020, which created improved margins on existing sales.

Operating Expenses

Selling expenses for the nine months ended June 30, 2021 decreased 12.3% to $2,343 from $2,672 compared to the nine months ended June 30, 2020. This decrease is mainly due to the reduction of non-recurring costs of nearly $190 that was related to the launch of the trade name Inotiv prior to the formal change of our corporate name to Inotiv, Inc., as well as a decrease in trade show and travel expenses due to the COVID-19 pandemic, as our sales and marketing teams have been conducting meetings virtually, although travel has begun to increase during the third quarter of fiscal year 2021.

Research and development expenses for the nine months ended June 30, 2021 decreased 32.4% compared to the nine months ended June 30, 2020 to $290 from $429.

Costs related to the development and initiation of new service offerings and are not revenue generating at this time are being identified as Startup costs. During the nine months ended June 30, 2021, we invested in additional service offerings such as software solutions and human resources to support existing internal expertise in the area of SEND (Standard for the Exchange of Nonclinical Data) data management and delivery investments in SEND reporting, safety pharmacology, clinical pathology, medical device pathology, biotherapeutics and genetic toxicology. These expenses include, but are not limited to, employee compensation expenses, travel expenses, relocation expenses and recruiting expenses. While certain of these costs are one-time in nature, there are certain costs (e.g. salaries) that will be expected to recur once the new offerings are revenue generating at which time the related costs will be reclassified on the consolidated statement of operations, respectively. Startup costs for the nine months ended June 30, 2021 were $841 as compared to $232 for the nine months ended June 30, 2020. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

General and administrative expenses for the nine months ended June 30, 2021 increased 52.3% to $18,584 from $12,205 compared to the nine months ended June 30, 2020 as the Company continued to build the infrastructure for growth, which included additional headcount, recruiting and relocation expense as well as transaction costs related to the acquisition of HistoTox Labs and the Merger. In addition, we announced investments being made in laboratory infrastructure and data and study management technologies through a partnership with Centric Consulting, LLC.

Other Income (Expense)

Interest expense for the nine months ended June 30, 2021 increased 7.2% to $1,163 from $1,085 compared to the nine months ended June 30, 2020 due to higher debt levels.

Income Taxes

Our effective income tax rates for the nine months ended June 30, 2021 and 2020 were (5.05)% and (4.62)%, respectively. The expense recorded for each period was $161 and $129, respectively, and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such credits is required to be recorded.

Net Income (Loss)

As a result of the factors described above, net loss for the nine months ended June 30, 2021 amounted to $3,354, compared to net loss of $2,893 for the nine months ended June 30, 2020.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2021, we had cash and cash equivalents of $24,660, compared to $1,406 at September 30, 2020.

Net cash provided by operating activities was $8,049 for the nine months ended June 30, 2021 compared to net cash provided by operating activities of $1,586 for the nine months ended June 30, 2020. Contributing factors to our cash provided by operations in the first nine months of fiscal 2021 were noncash charges of $4,087 for depreciation and amortization, $1,040 for stock compensation expense, and a net increase in customer advances of $7,451, as a result of increasing orders and the acquisitions of HistoTox Labs and Bolder BioPATH. These items were partially offset by an increase of $1,306 in accounts payable and an increase of $1,594 in accrued expenses.

Days’ sales in accounts receivable increased to 74 days at June 30, 2021 from 56 days at September 30, 2020 due to an increase in accounts receivable from the acquisitions during the quarter. It is not unusual to see a fluctuation in the Company's pattern of days’ sales in accounts receivable. Customers may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for the nine months ended June 30, 2020 are non-cash charges of $2,747 for depreciation and amortization, $380 for stock compensation expense, $327 increase in accrued expenses and a net increase in customer advances of $4,063, as a result of increasing orders. These items were partially offset by an increase of $701 in accounts receivable, an increase of $395 in inventories, and a decrease of $2,040 in accounts payable.

Investing activities used $49,054 in the nine months ended June 30, 2021 due mainly to cash paid in the acquisition of HistoTox and the Merger of $40,698 and capital expenditures of $8,358 as compared to $9,094 used in the first nine months of fiscal 2020. The capital additions during the nine months ended June 30, 2021 consisted of the purchase of our St. Louis facility, facility improvements in Ft. Collins and investments in laboratory equipment.

Financing activities provided $64,259 in the nine months ended June 30, 2021, compared to $9,850 provided during the nine months ended June 30, 2020. The cash provided in the first nine months of fiscal 2021 included  proceeds from the issuance of common stock of $48,972 and borrowings on long-term loans of $17,087, partially offset by payments of long-term borrowings of $2,620 and debt issuance costs of $409. The main sources of cash in the first nine months of fiscal 2020 were from borrowings on the long-term loan of $3,726, funds received from the PPP loan of $5,051 and borrowings on the Construction loan and Capex lines of credit of $1,287 and $2,423, respectively. Total long-term loan payments were $1,157 and net repayments on the Revolving Credit facility were $1,063. Finance lease payments of $330 and payment of debt issuance cost of $111 also contributed to the use of cash.

Capital Resources

Credit Facility

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”) to, among other things, secure additional debt financing in order to fund portions of the consideration for the acquisition of HistoTox Labs and the Merger. The Credit Agreement included eleven term loans (the “Term Loans”), an equipment draw loan (the “Equipment Loan”), and a revolving line of credit (the “Revolving Facility”). On May 26, 2021, we entered into an amendment to the Credit Agreement to, among other things, provide a new term loan facility to finance the acquisition and refurbishment of our Maryland Heights, Missouri, facility, which we had previously leased.  The material terms of each of the loans under the Credit Agreement, as amended, are described below.

Included in the Credit Agreement is a requirement that we maintain certain financial covenants, including maintaining a senior funded debt to adjusted EBITDA ratio (as defined in the Credit Agreement) of not greater than (i) 5.25 to 1.00 as of the date of the Credit Agreement and as of June 30, 2021, (ii) 4.75 to 1.00 as of September 30, 2021, (iii) 4.50 to 1.00 as of December 31, 2021, (iv) 4.25 to 1.00 as of March 31, 2022, (v) 4.00 to 1.00 as of June 30, 2022, and (vi) 3.50 to 1.00 as of September 30, 2022 and as of each fiscal quarter end thereafter.

Also included in the Credit Agreement is a requirement that we maintain a fixed charge coverage ratio (as defined in the Credit Agreement) of not less than (i) 1.20 to 1.00, commencing as of September 30, 2021, and continuing as of each fiscal quarter end thereafter up to and including June 30, 2022, and (ii) 1.25 to 1.00 as of September 30, 2022 and as of each fiscal quarter end thereafter.

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

Our obligations under the Credit Agreement are guaranteed by each of our subsidiaries (collectively, the “Guarantors”). Our obligations under the Credit Agreement and the Guarantors’ obligations under their respective guaranties are secured by first priority security interests in substantially all of our assets and the assets of the Guarantors, mortgages on our real property in West Lafayette, Indiana, Evansville, Indiana, Maryland Heights, Missouri, and Fort Collins, Colorado, and pledges of our ownership interests in our subsidiaries. We have also obtained a life insurance policy in the amount of $5.0 million for our President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as additional collateral.

(a) Terms of the Equipment Loan.

We may borrow under the Equipment Loan on or before April 30, 2022 in the aggregate principal amount of up to $3.0 million (the “Equipment Loan Commitment”). The Equipment Loan Commitment will automatically terminate upon the earlier of (x) any funding of the maximum amount of the Equipment Loan Commitment and (y) 5:00 p.m., Indianapolis time, on April 30, 2022. Until April 30, 2022, we must pay interest on the amount outstanding under the Equipment Loan at a fixed annual rate of 4.00%. On April 30, 2022, all amounts outstanding under the Equipment Loan will be converted to a term loan and repaid monthly in installments of principal based on a five (5) year amortization schedule together with the interest that shall accrue thereon. A final installment representing the entire unpaid principal of the Equipment Loan, and all accrued and unpaid interest thereon and all fees and charges in connection therewith, will be due and payable on April 30, 2027. Advances under the Equipment Loan will be used to fund our equipment needs as approved by FIB.

(b) Terms of the Revolving Facility.

The Revolving Facility provides a line of credit for up to $5.0 million, which we may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of our outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4.00%, or (b) the Prime Index (as defined in the Credit Agreement). We did not have an outstanding balance on the Revolving Facility as of June 30, 2021. Advances under the Revolving Facility will be used for general working capital purposes.

(c) Terms of the Term Loans:

	Principal Amount
	as of date of Credit			Monthly
	Agreement	Balance	Annual	Payment
	April 30, 2021	June 30, 2021	Interest	Amount
Loan Name	(000)	(000)	Rate	(000)	Maturity Date	Use of Proceeds
Term Loan 1	$3,980	$3,943	5.20%	$36	March 28, 2025	Funded expansion of building on real property in Mount Vernon, IN
Term Loan 2	$3,571	$3,446	5.06%	$78	July 2, 2023	Funded a portion of the cash consideration for the Seventh Wave Laboratories acquisition
Term Loan 3	$1,076	$1,031	5.20%	$32	March 28, 2025	Funded equipment needs associated with expansion of real property in Mount Vernon, IN
Term Loan 4	$1,001	$969	4.63%	$20	November 1, 2025	Funded the cash consideration for the Smithers Avanza acquisition
Term Loan 5	$810	$781	4.00%	$17	June 30, 2025	Funded certain capital expenditures
Term Loan 6	$2,865	$2,728	4.25%	$56	December 31, 2025	Funded certain capital expenditures
Term Loan 7	$1,263	$1,216	4.00%	$28	June 1, 2025	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 8	$1,853	$1,842	4.00%	$12	December 1, 2024	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 9	$10,000	$9,850	3.85%	$184 (a)	April 30, 2026	Funded a portion of the cash consideration of the Merger
Term Loan 10	$5,000	$4,925	3.85%	$92 (a)	April 30, 2026	Funded a portion of the cash consideration of the HistoTox Labs Acquisition
Term Loan 11	$3,622	$3,559	3.99%	$33	June 23, 2022	Refinanced debt with The Huntington Bank for general business purposes
Term Loan 12	$4,832 (b)	$2,088	3.85%	$10 (c)	December 26, 2026	Financed the acquisition of the St. Louis facility and associated expansion

(a) See Mandatory Prepayments information below.

(b)  Principal amount as of May 26, 2021.

(c) The monthly payment amount increases to $29 on January 1, 2022.

(d) Mandatory Prepayments.

Commencing with the fiscal year ending September 30, 2021 and for each fiscal year thereafter until the Term Loan 9 and/or Term Loan 10, in each case, are paid in full, we must prepay Term Loan 9 and Term Loan 10 on a pro rata basis on the following January 31st, in an amount equal to 50% of our excess cash flow (as defined in the Credit Agreement) for such fiscal year (in each case, an “Excess Cash Flow Payment”), provided that for the fiscal year ending September 30, 2021 the Excess Cash Flow Payment, if any, will be calculated only for the period from April 30, 2021 through September 30, 2021. Excess cash flow will be calculated for each fiscal year based on (a) our adjusted EBITDA (as defined in the Credit Agreement), minus (b) cash interest expense, minus (c) cash taxes paid or cash distributions made for payment of taxes, minus (d) principal payments paid in respect of long-term indebtedness (excluding any principal reduction on Term Loan 9 or Term Loan 10, in each case, with respect to excess cash flow and excluding principal payments on the Revolving Facility), minus (e) capital expenditures not funded by advances under the Equipment Loan as specified under the Credit Agreement.

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of our subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the Smithers Avanza acquisition, our BASi Gaithersburg subsidiary issued an unsecured subordinated promissory note payable to the Smithers Avanza seller in the initial principal amount of $810, which we guaranteed. The promissory note bears interest at a rate of 6.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2022. At June 30, 2021, the balance on the note payable to the Smithers Avanza seller was $385.

As part of the PCRS Acquisition, our Bronco Research Services subsidiary issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.5% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024. At June 30, 2021, the balance on the note payable to the PCRS seller was $702.

As part of the acquisition of Boulder BioPATH, our Inotiv Boulder subsidiary issued unsecured subordinated promissory notes payable to the former shareholders of Boulder BioPATH in an aggregate principal amount of $1,500.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026. At June 30, 2021, the balance on the notes payable to the former Boulder BioPATH shareholders was $1,500.

PPP Loan

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the Loan call for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment is due on April 16, 2022. However, the bank is not requiring payments of principal or interest pending the loan forgiveness decision. We applied for forgiveness of the loan in the amount of $4,851. On July 16, 2021, we received notice from Huntington Bank that the SBA had approved our application for forgiveness of the PPP Loan in the full amount requested.

On January 28, 2015, we entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide us with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

On April 23, 2021, we closed an underwritten public offering of 3,044 of our common shares. All of the shares were sold at a price to the public of $17.00 per share. Net proceeds from the offering were approximately $49.0 million, after deducting the underwriting discount and estimated offering expenses, a portion of which net proceeds were used to fund a portion of the cash consideration paid in the acquisitions of HistoTox Labs and the Merger. The remainder of the net proceeds from the offering remain available for general corporate purposes, including capital expenditures and potential future acquisitions.

Sources of liquidity for fiscal 2021 are expected to consist primarily of cash generated from operations, cash on-hand (including the remaining net proceeds from the April public offering) and additional borrowings available under our Credit Agreement. Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions is critical to our success. Sustained growth will require additional investment in future periods. Positive cash flow and access to capital will be important to our ability to make such investments. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2021.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

There were no material changes during the third quarter of fiscal 2021 to our disclosure in Item 3 of our Form 10-K for fiscal 2020.

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

Sales of a substantial number of our common shares in the public market, or the perception that these sales might occur, could depress the market price of our common shares and could impair our ability to raise capital through the sale of additional equity securities. Further, we have stock options outstanding. As of June 30, 2021, we had 15,866,655 outstanding common shares and 868,550 common shares issuable upon the exercise of outstanding stock options, of which approximately 3,200,954 shares and 240,500 shares underlying stock options are subject to restrictions on transfer under 90-day lock-up arrangements with the underwriter of our public offering. These shares will become eligible for public sale at the expiration of the lock-up period, subject to vesting requirements and volume limitations applicable to affiliates. If a substantial number of common shares, including common shares underlying outstanding stock options, are sold, or if it is perceived that they will be sold, in the public market, it could have an adverse impact on the market price of our common shares.

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

We utilized additional debt financing in order to fund the exercise of the Company’s option to buy its St. Louis facility for approximately $4,700 and to complete associated expansion.

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

Asset Purchase Agreement, dated April, 13, 2021, by and among Inotiv, Inc, Inotiv-Boulder HTL, LLC, HistoTox Labs, Inc. and the stockholder of HistoTox Labs, Inc. (incorporated by reference to the Company’s Form 8-K filed April 19, 2021)

	10.2

Agreement and Plan of Merger, dated April 15, 2021, by and among Inotiv, Inc., Rock Mergeco, Inc., Inotiv Boulder, LLC, Bolder BioPATH, Inc. and the shareholders of Bolder BioPATH, Inc. (incorporated by reference to the Company’s Form 8-K filed April 19, 2021)

	10.3	Amended and Restated Credit Agreement, dated April 30, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (filed herewith)

	10.4	First Amendment to Amended and Restated Credit Agreement, dated May 26, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (filed herewith)

	10.5	Consent and Waiver letter, dated May 5, 2021, from First Internet Bank of Indiana (filed herewith)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 13, 2021	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)