Form 10-Q/A
period 2021-06-30
Inotiv, Inc.
filed 2021-12-21
CIK 720154

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

EXPLANATORY NOTE

Inotiv, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Amendment”) to amend and restate certain financial information and related footnote and MD&A disclosure in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2021 (the “Existing Quarterly Report”). This Amendment also amends the disclosure regarding disclosure controls and procedures and internal controls over financial reporting in Item 4 of Part I of the Existing Quarterly Report, amends the disclosure regarding Risk Factors in Item 1A of Part II of the Existing Quarterly Report, and includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Item 6 of Part II of the Existing Quarterly Report is amended to reflect the filing of these new certifications.

Background of Restatement

On December 15, 2021, the Company's management and the Audit Committee of the Board of Directors concluded that, due to a failure to properly account for certain tax attributes related to an acquisition that occurred in the Company's third fiscal quarter, the Company's previously issued unaudited interim financial statements as of and for the three and nine months ended June 30, 2021 included in the Existing Quarterly Report should no longer be relied upon. Specifically, management and the Audit Committee concluded that, in accordance with ASC 805-740, the Company should have established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Bolder BioPATH acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment identified in the Company’s June 30, 2021 quarterly financial statements. Subsequent to the establishment of the deferred tax liability as of the opening balance sheet, the Company should have reversed a portion of its (i.e. the acquiror) pre-existing valuation allowance and taken the income tax benefit through the statements of operations for the three and nine months ended June 30, 2021. The impact of these adjustments is to increase the amount of goodwill and deferred tax liability recorded on the June 30, 2021 balance sheet by approximately $4.9 million and to reduce the Company’s valuation allowance recorded on the June 30, 2021 balance sheet and increase income tax benefit in the statements of operations for the three and nine month periods ended June 30, 2021 by approximately $4.9 million. Each of these adjustments is a non-cash item.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the quarterly period ended June 30, 2021 included in the Existing Quarterly Report should be restated in this Form 10-Q/A as a result of the error. This restatement results in non-cash, non-operating financial statement corrections.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Existing Quarterly Report should no longer be relied upon. On December 16, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Existing Quarterly Report.

This Amendment amends and restates Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Existing Quarterly Report, and no other information included in the Existing Quarterly Report is amended hereby. The explanatory caption at the beginning of each item of this Amendment sets forth the nature of the revisions to that item.

All referenced amounts in this Amendment for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

Except as described above, no other information included in the Existing Quarterly Report is being amended or updated by this Amendment, and this Amendment does not purport to reflect any information or events subsequent to the Existing Quarterly Report. This Amendment continues to describe the conditions as of the date of the Existing Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Existing Quarterly Report. Accordingly, this Amendment should be read in conjunction with the Existing Quarterly Report and with our filings with the SEC subsequent to the Existing Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that, in light of the error described above, a material weakness exists in the Company’s internal control over financial reporting and that certain of the Company’s disclosure controls and procedures were not effective as of June 30, 2021. Management plans to enhance its system of evaluating and implementing the accounting standards that apply to our financial statements, specifically as it relates to the tax impact of acquisitions that qualify as stock transactions for tax purposes, including enhanced training of our personnel and an assessment of our non-audit third-party professionals with whom we consult regarding application of accounting guidance related to the tax impact of stock transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS

The restated consolidated financial statements and supplementary data, including the notes to the restated condensed consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As Restated, See Note 2

(In thousands, except share amounts)

	June 30,	September 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,660	$1,406
Accounts receivable
Trade, net of allowance of $513 at June 30, 2021 and $561 at September 30, 2020	15,487	8,681
Unbilled revenues and other	4,472	2,142
Inventories, net	977	700
Prepaid expenses	2,466	2,371
Total current assets	48,062	15,300

Property and equipment, net	44,678	28,729
Operating lease right-of-use assets, net	8,695	4,001
Finance lease right-of-use assets, net	66	4,778
Goodwill	50,617	4,368
Other intangible assets, net	24,336	4,261
Lease rent receivable	106	75
Other assets	180	81
Total assets	$176,740	$61,593

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,724	$3,196
Restructuring liability	—	168
Accrued expenses	4,741	2,688
Customer advances	19,969	11,392
Capex line of credit	931	2,613
Current portion on long-term operating lease	1,916	866
Current portion of long-term finance lease	29	4,728
Current portion of long-term debt	14,752	5,991
Total current liabilities	47,062	31,642
Long-term operating leases, net	6,884	3,344
Long-term finance leases, net	39	44
Long-term debt, less current portion, net of debt issuance costs	28,700	18,826
Deferred tax liabilities, net	294	141
Total liabilities	82,979	53,997

Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
No Series A shares at June 30, 2021 and 25 shares at September 30, 2020 issued and outstanding at $1,000 stated value	—	25
Common shares, no par value:
Authorized 19,000,000 shares; 15,866,655 issued and outstanding at June 30, 2021 and 10,977,675 at September 30, 2020	3,928	2,706
Additional paid-in capital	110,230	26,775
Accumulated deficit	(20,397)	(21,910)
Total shareholders’ equity	93,761	7,596
Total liabilities and shareholders’ equity	$176,740	$61,593

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

As Restated, See Note 2

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service revenue	$21,924	$14,852	$56,858	$42,185
Product revenue	968	913	2,671	2,510
Total revenue	22,892	15,765	59,529	44,695

Cost of service revenue	14,701	10,113	38,204	29,119
Cost of product revenue	545	588	1,477	1,730
Total cost of revenue	15,246	10,701	39,681	30,849

Gross profit	7,646	5,064	19,848	13,846
Operating expenses:
Selling	950	692	2,343	2,672
Research and development	107	105	290	429
Start up costs	479	120	841	232
General and administrative	7,813	4,624	18,584	12,205
Total operating expenses	9,349	5,541	22,058	15,538

Operating loss	(1,703)	(477)	(2,210)	(1,692)

Interest expense	(449)	(382)	(1,163)	(1,085)
Other income	1	1	180	13
Net income (loss) before income taxes	(2,151)	(858)	(3,193)	(2,764)

Income tax expense (benefit)	(4,753)	21	(4,706)	129

Net income (loss)	$2,602	$(879)	$1,513	$(2,893)

Basic net income (loss) per share	$0.18	$(0.08)	$0.12	$(0.27)
Diluted net income (loss) per share	$0.17	$(0.08)	$0.12	$(0.27)

Weighted common shares outstanding:
Basic	14,656	10,910	12,274	10,807
Diluted	15,383	10,910	12,948	10,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

As Restated, See Note 2

(In thousands, except number of shares)

	Nine Month Period Ended June 30, 2021
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$7,596
Net loss	—	—	—	—	—	(366)	(366)
Stock option exercises	—	—	23,350	6	39	—	45
Stock based compensation	—	—	116,974	29	152	—	181
Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$7,456

Net loss	—	—	—	—	—	(723)	(723)
Stock based compensation	—	—	12,502	3	275	—	278
Stock option exercises	—	—	36,040	9	56	—	65
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—
Balance March 31, 2021	—	$—	11,179,041	$2,756	$27,319	(22,999)	$7,076

Net income	—	—	—	—	—	2,602	2,602
Stock based compensation	—	—	15,352	4	577	—	581
Stock option exercises	—	—	39,910	10	68	—	78
Stock issued in acquisition	—	—	1,588,235	397	34,055	—	34,452
Equity raise	—	—	3,044,117	761	48,211	—	48,972
Balance at June 30, 2021	—	$—	15,866,655	$3,928	$110,230	(20,397)	$93,761

	Nine Month Period Ended June 30, 2020
					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710

Adoption of accounting standard	—	—	—	—	—	(128)	(128)

Net loss	—	—	—	—	—	(1,426)	(1,426)
Stock issued in acquisition	—	—	240,000	60	1,073	—	1,133
Stock based compensation	—	—	54,363	14	67	—	81
Balance at December 31, 2019	35	$35	10,805,057	$2,663	$26,323	$(18,651)	$10,370

Net loss	—	—	—	—	—	(588)	(588)
Stock based compensation	—	—	26,521	7	116	—	123
Stock option exercises	—	—	32,703	8	12	—	20
Balance at March 31, 2020	35	$35	10,864,281	$2,678	$26,451	$(19,239)	$9,925

Net loss	—	—	—	—	—	(879)	(879)
Preferred stock conversion	—	(10)	5,000	1	9	—	—
Stock based compensation	—	—	40,000	11	166	—	176
Stock option exercises	—	—	54,394	13	(8)	—	5
Balance at June 30, 2020	35	$25	10,963,675	$2,703	$26,617	$(20,118)	$9,227

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

As Restated, See Note 2

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$1,513	$(2,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	4,087	2,747
Employee stock compensation expense	1,040	380
Changes in deferred taxes	(4,867)	—
Provision for doubtful accounts	50	(131)
Other non-cash operating activities	7	3
Financing lease interest expense	183	200
Changes in operating assets and liabilities:
Accounts receivable	(4,010)	(701)
Inventories	(277)	(395)
Income tax accruals	—	154
Accounts payable	1,306	(2,040)
Accrued expenses	1,594	327
Customer advances	7,451	4,063
Other asset and liabilities, net	(28)	(128)
Net cash provided by operating activities	8,049	1,586

Investing activities:
Capital expenditures	(8,358)	(5,094)
Proceeds from sale of equipment	2	—
Cash paid in acquisitions	(40,698)	(4,000)
Net cash used in investing activities	(49,054)	(9,094)

Financing activities:
Payments on finance lease liability	(277)	(330)
Payments of long-term borrowings	(2,620)	(1,157)
Payments of debt issuance costs	(409)	(111)
Payments on revolving line of credit	—	(25,326)
Borrowings on revolving line of credit	—	24,263
Borrowings on construction loans	—	1,286
Borrowings on capex lines of credit	1,318	2,423
Borrowings on long-term loan	17,087	8,777
Proceeds from exercise of stock options	188	25
Proceeds from issuance of common stock, net	48,972	—
Net cash provided by financing activities	64,259	9,850

Net increase in cash and cash equivalents	23,254	2,342
Cash, cash equivalents, and restricted cash at beginning of period	1,406	606
Cash, cash equivalents, and restricted cash at end of period	$24,660	$2,948

Supplemental disclosure of cash flow information:
Cash paid for interest	$832	$771
Preclinical Research Services acquisition:
Assets acquired	$—	$6,442
Liabilities assumed	—	(1,378)
Common shares issued	—	(1,133)
Cash paid	$—	$3,931

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share data or as otherwise indicated)

(Unaudited)

Throughout these notes to the restated condensed consolidated financial statements, all referenced amounts for the third quarter of fiscal 2021 reflect the balances and amounts on a restated basis.

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

2.           RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the filing of its Form 10-Q, the Company identified an error in its accounting for certain tax attributes related to the acquisition of Bolder BioPATH, Inc. in the Company's third fiscal quarter. The Company should have established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment identified in the Company’s June 30, 2021 quarterly financial statements. Subsequent to the establishment of the deferred tax liability as of the opening balance sheet, the Company should have reversed a portion of its (i.e. the acquiror) pre-existing valuation allowance and taken the income tax benefit through the statements of operations for the three and nine months ended June 30, 2021.

The following tables summarize the effects of the restatement on the condensed consolidated balance sheet as of June 30, 2021 and on the condensed consolidated statements of operations for the three and nine months ended June 30, 2021.

	As of June 30, 2021 (unaudited)
	As Previously Reported	Restated Adjustment	As Restated
Balance Sheet
Total current assets	$48,062	$—	$48,062
Property and equipment, net	44,678	—	44,678
Goodwill	45,750	4,867	50,617
Other noncurrent assets	33,383	—	33,383
Total Assets	$171,873	$4,867	$176,740

Liabilities and shareholders' equity
Total liabilities	$82,979	$—	$82,979
Common shares, no par value	3,928	—	3,928
Additional paid-in-capital	110,230	—	110,230
Accumulated deficit	$(25,264)	$4,867	$(20,397)
Total Liabilities and shareholders' equity	$171,873	$4,867	$176,740

	Three Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Restated Adjustment	As Restated
Total revenue	$22,892	$—	$22,892
Total cost of revenue	15,246	—	15,246
Gross profit	7,646	—	7,646
Total operating expenses	9,349	—	9,349
Operating income (loss)	(1,703)	—	(1,703)
Interest expense	(449)	—	(449)
Other income (expense)	1	—	1
Income tax expense (benefit)	114	(4,867)	(4,753)
Net income (loss)	$(2,265)	$4,867	$2,602

Basic net income (loss) per share	$(0.15)		$0.18
Diluted net income (loss) per share	$(0.15)		$0.17

Basic weighted average shares outstanding	14,656	—	14,656
Diluted weighted average shares outstanding	14,656	727	15,383

	Nine Months Ended June 30, 2021 (unaudited)
	As Previously Reported	Restated Adjustment	As Restated
Total revenue	$59,529	$—	$59,529
Total cost of revenue	39,681	—	39,681
Gross profit	19,848	—	19,848
Total operating expenses	22,058	—	22,058
Operating income (loss)	(2,210)	—	(2,210)
Interest expense	(1,163)	—	(1,163)
Other income (expense)	180	—	180
Income tax expense (benefit)	161	(4,867)	(4,706)
Net income (loss)	$(3,354)	$4,867	$1,513

Basic net income (loss) per share	$(0.27)		$0.12
Diluted net income (loss) per share	$(0.27)		$0.12

Basic weighted average shares outstanding	12,274	—	12,274
Diluted weighted average shares outstanding	12,274	674	12,948

3.           EQUITY

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

4.           INCOME (LOSS) PER SHARE (Restated)

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares, if any, and the treasury stock method for stock options, respectively. As of June 30, 2021, the Company only had dilutive potential common shares, which related to shares issuable upon exercise of options. Shares issuable upon exercise of 869 options were considered in computing diluted income per share for the three and nine months ended June 30, 2021. Shares issuable upon exercise of 751 options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and nine months ended June 30, 2020 because they were anti-dilutive.

The following table reconciles the computation of basic net income (loss) per share to diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$2,602	$(879)	$1,513	$(2,893)
Weighted average common shares outstanding
Basic	14,656	10,910	12,274	10,807
Diluted	15,383	10,910	12,948	10,807

Basic net income (loss) per share	$0.18	$(0.08)	$0.12	$(0.27)
Diluted net income (loss) per share	$0.17	$(0.08)	$0.12	$(0.27)

5.           INVENTORIES

Inventories consisted of the following:

	June 30,	September 30,
	2021	2020
Raw materials	$507	$577
Work in progress	77	70
Finished goods	550	230
	1,134	877
Obsolescence reserve	(157)	(177)
	$977	$700

6.           SEGMENT INFORMATION

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

7.            INCOME TAXES (Restated)

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective rate of 147.39% for the nine months ended June 30, 2021 is due primarily to changes in the valuation allowance on its net deferred tax assets, as well as the impact on tax expense of certain book to tax differences in the basis of indefinite-lived assets. The Company acquired deferred tax liabilities from Bolder BioPATH Inc., which required the Company to release a portion of its valuation allowance discretely to the quarter.

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

8.           DEBT

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

As part of the acquisition of Boulder BioPATH, the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsecured subordinated promissory notes payable to the former shareholders of Boulder BioPath in an aggregate principal amount of $1,500.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.

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

9.           ACCRUED EXPENSES

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

10.           NEW ACCOUNTING PRONOUNCEMENTS

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

11.         BUSINESS COMBINATIONS (Restated)

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

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and $10,804 is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment. Goodwill is reviewed for impairment at least annually and when certain impairment indicators are present. As of June 30, 2021, there were no goodwill impairment losses.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2021
Assets acquired and liabilities assumed:
Cash and cash equivalents	$124
Receivables	2,278
Unbilled receivables	1,867
Prepaid expenses	103
Operating lease ROU	2,750
Property and equipment	6,609
Intangible assets	12,500
Other assets	70
Goodwill	36,863
Accounts payable	(93)
Accrued expenses	(279)
Deferred revenue	(723)
Deferred tax liability	(4,867)
Operating lease liability	(2,750)
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

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment. Goodwill is reviewed for impairment at least annually and when certain impairment indicators are present. As of June 30, 2021, there were no goodwill impairment losses.

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

The unaudited pro forma information is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenues	$24,786	$21,448	$72,789	$62,661

Net income (loss)	(1,847)	5,242	(428)	5,863

12.         REVENUE RECOGNITION

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

13.         LEASES

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

14.          SUBSEQUENT EVENTS

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Form 10-Q.

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

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Services revenue	95.8%	94.2%	95.5%	94.4%
Products revenue	4.2	5.8	4.5	5.6
Total revenue	100	100	100	100

Cost of services revenue (a)	67.1	68.1	67.2	69.0
Cost of products revenue (a)	56.3	64.4	55.3	68.9
Total cost of revenue	66.6	67.9	66.7	69.5

Gross profit	33.4	31.4	33.3	30.5
Operating expenses	40.8	34.4	37.1	34.2
Operating income (loss)	(7.4)	(3.0)	(3.8)	(3.8)

Other income (expense)	(2.0)	(2.4)	(1.7)	(2.4)
Income (loss) before income taxes	(9.4)	(5.4)	(5.5)	(6.2)
Income tax expense (benefit)	(20.8)	0.1	(7.9)	0.3
Net income (loss)	11.4%	(5.6)%	2.5%	(6.5)%

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

Income Taxes

Our effective tax rates for the three months ended June 30, 2021 and 2020 were (220.95)% and (2.40)%, respectively. The income tax benefit recorded for the three-month period ended June 30, 2021 was $4,753 and relates primarily to a discrete change in valuation allowance as a result of the Bolder BioPATH acquisition in the quarter. The income tax expense recorded for the three-month period ended June 30, 2020 was $21 and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such credits is required to be recorded.

Net Income/Loss

As a result of the above described factors and the restatement described below, we had net income of $2,602 for the three months ended June 30, 2021 as compared to a net loss of $879 during the three months ended June 30, 2020. Net income includes the restatement determined by the Company’s management and audit committee of a non-cash tax benefit of $4.9 million relating to a partial release of the Company’s valuation allowance for deferred tax liabilities acquired with the acquisitions of Bolder BioPATH.

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

Income Taxes

Our effective income tax rates for the nine months ended June 30, 2021 and 2020 were (147.39)% and (4.62)%, respectively. The income tax benefit recorded for the nine months ended June 30, 2021 was $4,706 and relates primarily to a discrete change in valuation allowance as a result of the Bolder BioPATH acquisition in the quarter. The income tax expense recorded for nine months ended June 30, 2020 was $129 and relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes. The tax expense associated with such credits is required to be recorded.

Net Income (Loss)

As a result of the factors described above and the restatement below, net income for the nine months ended June 30, 2021 amounted to $1,513, compared to net loss of $2,893 for the nine months ended June 30, 2020.  Net income includes the restatement determined by the Company’s management and audit committee of a non-cash tax benefit of $4.9 million relating to a partial release of the Company’s valuation allowance for deferred tax liabilities acquired with the acquisitions of Bolder BioPATH in the third quarter.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At June 30, 2021, we had cash and cash equivalents of $24,660, compared to $1,406 at September 30, 2020.

Net cash provided by operating activities was $8,049 for the nine months ended June 30, 2021 compared to net cash provided by operating activities of $1,586 for the nine months ended June 30, 2020. Contributing factors to our cash provided by operations in the first nine months of fiscal 2021 were noncash charges of $4,087 for depreciation and amortization, $1,040 for stock compensation expense, a change in deferred taxes of $4,867, and a net increase in customer advances of $7,451, as a result of increasing orders and the acquisitions of HistoTox Labs and Bolder BioPATH. These items were partially offset by an increase of $1,306 in accounts payable and an increase of $1,594 in accrued expenses.

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

ITEM 4 - CONTROLS AND PROCEDURES

Information pertaining to controls and procedures in this Item 4 has been updated for events and developments occurring subsequent to the filing of the original Form 10-Q related to the third quarter of fiscal 2021.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which initially resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were effective as of June 30, 2021.

In light of the restatement of our financial statements for the period covered by this report due to a failure to properly account for certain tax attributes related to the Bolder BioPATH acquisition that occurred in the Company's third fiscal quarter, management has reevaluated the effectiveness of certain of the Company’s disclosure controls and procedures and internal controls over financial reporting as of June 30, 2021. Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, certain of our disclosure controls and procedures were not effective due to a material weakness in internal controls over financial reporting, specifically as it relates to the tax impact of acquisitions that qualify as stock transactions for tax purposes.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the research and understanding of the tax impact of acquisitions that qualify as stock transactions for tax purposes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the tax impact of acquisitions that qualify as stock transactions for tax purposes. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the tax impact of acquisitions that qualify as stock transactions for tax purposes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate the material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II

ITEM 1 – LEGAL PROCEEDINGS

There were no material changes during the third quarter of fiscal 2021 to our disclosure in Item 3 of our Form 10-K for fiscal 2020.

ITEM 1A - RISK FACTORS

Information pertaining to our risk factors has been updated in connection with the restated financials noted herein.

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

In connection with the recent restatement of our financial statements, our management has concluded that certain of our disclosure controls and procedures were not effective as of June 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for the tax impact of acquisitions that qualify as stock transactions for tax purposes. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Management and the Audit Committee of the Board of Directors concluded that it was appropriate to restate the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, due to an error in accounting for certain tax attributes related to an acquisition completed by the Company in the third quarter of fiscal 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for the tax impact of acquisitions that qualify as stock transactions for tax purposes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

	10.3	Amended and Restated Credit Agreement, dated April 30, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (filed herewith)

	10.4	First Amendment to Amended and Restated Credit Agreement, dated May 26, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (filed herewith)

	10.5	Consent and Waiver letter, dated May 5, 2021, from First Internet Bank of Indiana (filed herewith)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).*

	31.2	Certification of Chief Financial Officer (filed herewith).*

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).*

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).*

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
		*The certifications have been updated and no other changes were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: December 21, 2021	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)