Form 10-K
period 2021-09-30
Inotiv, Inc.
filed 2021-12-21
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	NOTV	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. YES ☐         NO ⌧

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐         NO ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ⌧        NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧        NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ⌧

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐       NO ⌧

Based on the closing price on the NASDAQ Capital Market on March 31, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $172,225,000. As of December 1, 2021, 24,266,099 of registrant’s common shares were outstanding.

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

Dollar amounts herein are in thousands, except for per share amounts and unless otherwise indicated.

ITEM 1–BUSINESS

General

Inotiv, Inc. and its subsidiaries (“We,” “Our,” “us,” the “Company,” or “Inotiv”) is a leading contract research organization ("CRO") specializing in nonclinical and analytical drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical R&D projects, all while working together to build a healthier and safer world. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the U.S. Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. The Company has been involved in the research of drugs and products to treat diseases in numerous therapeutic areas for over 47 years since its formation as a corporation organized in Indiana in 1974, under the name Bioanalytical Systems, Inc. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc.

We support both the non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also provide services to biotherapeutics and device companies. We believe that our scientists have the skills in analytical instrumentation development, chemistry, computer software development, pharmacology, histology, pathology, physiology, medicine, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, pharmacology, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small startup biotechnology companies to some of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing therapies.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "blockbuster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies to discover, acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. CROs have benefited from these developments, as the pharmaceutical industry has turned to outsourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now driven by smaller, venture capital funded drug discovery companies. Many of these companies are "single-molecule" entities, whose success depends on one or a few innovative compounds. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by numerous smaller entities. These developmental companies generally do not have the resources to perform much of their research within their organizations and are therefore increasingly dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies have provided significant new opportunities for the CRO industry, including Inotiv. As reported by Frost and Sullivan, the non-clinical market is expected to grow at a compounded annual growth rate of approximately 7% to reach an estimated $24 billion by 2026. We believe that the Company is ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

Acquisition Activity

As part of our growth strategy, we work to identify, acquire and integrate opportunistic, accretive acquisition targets. We made several important acquisitions in fiscal 2021 and in the first quarter of fiscal 2022 that we believe will contribute to our continued growth.

On April 30, 2021, we completed the acquisition of substantially all of the assets of HistoTox Labs, Inc. (“HistoTox Labs”) for a purchase price of approximately $22,389 in cash. HistoTox Labs is a provider of services in connection with non-clinical consulting, laboratory and strategic support services and products related to routine and specialized histology, immunohistology, histopathology and image analysis/digital pathology.

On May 3, 2021, we completed the acquisition of Bolder BioPATH, Inc. ("Bolder BioPATH") in a merger of Bolder BioPATH with one of our wholly owned subsidiaries for consideration consisting of (i) approximately $17,530 in cash, (ii) 1,588,235 of our common shares valued at approximately $34,520 using the closing price of our common shares on May 3, 2021 and (iii) seller notes in an aggregate principal amount of $1,500. Bolder BioPATH is a provider of services specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models.

On July 9, 2021, we completed the acquisition of certain assets of BioReliance Corporation (“BioReliance”) for consideration consisting of (i) $175 in cash and (ii) a royalty of 10% of net sales derived from the provision by the Company of genetic toxicology services to existing customers related to the intangible asset acquired through December 2023.  We acquired these assets to support our efforts to further expand our service offerings to include genetic toxicology services. The assets acquired consisted of fixed assets and an intangible asset related to customer relationships and standard operating procedures.

On August 2, 2021, we completed the acquisition of Gateway Pharmacology Laboratories LLC (“Gateway”) for consideration consisting of (i) approximately $1,671 in cash, and (ii) 45,323 of our common shares valued at approximately $1,182 using the closing price of our common shares on August 2, 2021.  The Gateway acquisition allowed us to further expand our drug metabolism and pharmacokinetics technology and capability, as well as expand service offerings to include in vitro solutions in pharmacology and toxicology early in drug discovery.

On September 21, 2021, we entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which we agreed, subject to certain closing conditions, to acquire Envigo RMS Holding Corp. (“Envigo”), a provider of research-quality animals for use in laboratory tests, as well as standard and custom laboratory animal diets and bedding and other associated services for contract research organizations, biopharmaceutical companies, universities, governments and other research organizations, by merger of Envigo with a newly formed, wholly owned subsidiary of ours (the “Envigo Acquisition”).  The Envigo Acquisition was subject to, among other conditions, our receipt of approval from our shareholders to increase the number of our authorized shares to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares and to issue the number of common shares required by the Merger Agreement to the Envigo stockholders.  Our shareholders approved the increase in authorized shares and the issuance of the shares required by the Merger Agreement on November 4, 2021 and we closed the Envigo Acquisition on November 5, 2021.  The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the Envigo Acquisition consisted of cash consideration of approximately $271,000, including preliminary estimated adjustments for net working capital and estimated cash balances as provided in the merger agreement of approximately $13,000 and $48,000, respectively, and 9,036,538 of our common shares. The common shares included in the merger consideration included 790,620 common shares issuable upon the exercise of certain Envigo stock options that were assumed by us in the transaction. The preliminary purchase price accounting estimates related to the Envigo Acquisition are described in Note 16 to the consolidated financial statements included as part of this Report. At the closing of the Envigo Acquisition, we entered into a Shareholders Agreement  with certain former shareholders of Envigo that grants certain of those former shareholders, who are now Inotiv shareholders, the right to nominate two persons for election to our board of directors, the right to approve a third director nominated by our Nominating and Corporate Governance Committee (the "Approved Director") and certain registration rights.  Pursuant to the terms of the Shareholders Agreement, as of the effective time of the Envigo Acquisition, our board of directors was expanded to seven members and Nigel Brown, Ph.D. and Scott Cragg were elected to the board to fill the vacancies created by the expansion, and Richard A. Johnson, Ph.D. tendered his resignation as a director, to be effective automatically upon notice from us to Dr. Johnson that the board is prepared to elect the Approved Director as provided in the Shareholders Agreement.

On October 4, 2021, we closed the acquisition of Plato BioPharma, Inc. (“Plato”) for consideration consisting of (i) approximately $10,000 in cash, (ii) 57,587 Inotiv common shares valued at approximately $1,776 using the closing price of our common shares on October 4, 2021, and $3,000 million in unsecured promissory notes. Plato is a Colorado-based, in vivo pharmacology research and drug discovery company specializing in cardiovascular, renal, pulmonary and hepatic therapeutic areas

New Service Offering Startups

In fiscal 2021 and 2020, we spent $1,477 and $333, respectively, on startup costs for new service offering that we are building internally such as: clinical pathology; SEND (Standard for the Exchange of Nonclinical Data) data reporting; cardiovascular safety pharmacology; genetic toxicology; biotherapeutics; and medical device histology and pathology. We have hired key leaders during 2021 to assist with these initiatives.  In July 2021, we purchased key genetic toxicology assets from MilliporeSigma’s BioReliance® portfolio, which will help accelerate the startup of our genetic toxicology business. Also, in July 2021, we acquired modern cell and molecular biology instrumentation from a Tennessee-based laboratory that ceased operations. We intend to use these assets to accelerate the startup of our biotherapeutics business.

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

The CRO industry provides independent product development services to pharmaceutical companies, biotechnology companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug discovery and development process, including non-clinical efficacy and safety evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

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

Limited Research Model Availability

During the ongoing COVID-19 pandemic, researchers and CRO’s have experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of non-human primates (NHP) originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations.  Prior to the pandemic, China was the leading exporter of NHP’s employed in basic and applied research; however, early in 2021, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of this critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. China’s internal consumption of its domestically-produced research models is not expected to decrease, nor is a loosening of its embargo on their exportation in the future.

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

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our clients maximize the return on their research and development investments. We have focused on securing critical supply chain issues particularly related to research models. Our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 47 years of operation, and during 2021 we have added to our CRO service offerings through expansion of current facilities, acquisitions and startup initiatives to build new service offerings internally.

The Company’s Role in the Drug Development Process

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

Clients work with our nonclinical services group to establish initial pharmacology, pharmacokinetics (PK), pharmacodynamics (PD) and safety characteristics of the drug candidate. The safety studies range from dose ranging studies, that involve acute safety evaluation of drug candidates and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no observable adverse effect level is then established for the drug and sets the basis for future safety testing and clinical phase I studies. Upon successful completion of nonclinical safety studies, an IND submission is prepared and reviewed by FDA prior to initiation of human clinical trials.

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

Increases in our services offerings have resulted in our ability to provide a broader range of services to our clients, often using combined services of several disciplines to address program needs. Our ability to solve problems by combining our knowledge base, services and products has been a factor in our selection by small startup biotechnology companies and major pharmaceutical companies to assist in several preclinical through post-approval phases.

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

Contract Research Services

The contract research services segment provides screening and pharmacological testing, nonclinical safety testing, formulation development, regulatory compliance and quality control testing. Revenues from the contract research services segment were $85.8 million for fiscal 2021. The following is a description of the services provided by our contract research services segment:

●	Analytical Method Development and Validation: Analytical methods, primarily performed in St. Louis, Missouri (St. Louis) and West Lafayette, Indiana (West Lafayette), are developed and validated to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support. Both early-stage, fit-for-purpose discovery methods and fully GLP-validated methods are generated to provide appropriate and timely responses to the client’s situation.
●	Drug Metabolism, Bioanalysis, and Pharmacokinetics Testing: We analyze samples from in vitro, preclinical and clinical studies to identify and measure drug and metabolite concentrations in complex biological matrices. Drug metabolism, bioanalysis and pharmacokinetics studies are performed at our facilities in St. Louis and West Lafayette.
●	Stability Testing: We test stability of nonclinical drug dosing formulations and collected bioanalysis samples to ensure the integrity of all solutions used in nonclinical and clinical studies and post-study analyses. Results from sample shipping and storage studies assist our clients in maintaining sample integrity throughout the process from collection to analysis. We perform these studies at our facility in Gaithersburg, Maryland (Gaithersburg), St. Louis, and West Lafayette.
●	In Vivo Pharmacology: We provide preclinical in vivo efficacy services in customized facilities in Boulder and Westminster, Colorado (Boulder); St. Louis, and West Lafayette.
●	Non-clinical Toxicology and Pathology Services: We provide safety testing in studies ranging from acute safety evaluation of drugs and medical devices to chronic, multi-year oncogenicity studies in our Evansville, Indiana (Evansville), St. Louis, and Gaithersburg sites. At our Gaithersburg site, safety evaluation focused on developmental and reproductive toxicology is also conducted. Our capabilities in toxicologic pathology and evaluation of tissues from animal efficacy models are located in our St. Louis and Boulder sites. Our site in Fort Collins, Colorado (Fort Collings) offers surgical modeling and focused evaluation of biomedical devices.

●	Archiving Services: We provide climate-controlled archiving services for our clients’ data and samples at all of our facilities.

Research Products

We focus our products business on expediting preclinical screening of developmental drugs. We compete in small niches of the multibillion-dollar analytical instrument industry. The products business targets unique niches in life science research. We design, develop, manufacture and market state-of-the-art:

●	In vivo sampling systems and accessories (including disposables, training and systems qualification)
●	Physiology monitoring tools
●	Liquid chromatography and electrochemistry instruments platforms

Revenues for our products segment were $3.8 million for fiscal 2021. We offer two (2) principal product lines: Analytical Products and In vivo Sampling Products. The following is a brief description of the products offered:

●	Analytical Products: Analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories. The critical component of these products is the Epsilon® electrochemical platform. This platform incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development. The market for our analytical products is comprised principally of academic institutions and industrial research companies.
●	In vivo Sampling Products: In vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments. These instruments are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals. Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data. Behavior and other physiological parameters can also be monitored simultaneously. Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor. The line also includes in vivo sampling devices sold to drug developers and medical research centers to assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

Clients

We provide our services to companies engaged in pharmaceutical R&D. In fiscal 2021 we had sales to over 350 companies, ranging from emerging biopharmaceutical companies up to the largest pharmaceutical companies in the world. Approximately 4.7% and 6.7% of our sales were generated from clients outside of North America in fiscal 2021 and 2020, respectively.

Repeat business from existing clients is important to ongoing operations. Our clients’ needs for our services increase and decrease depending on their research activities, so we experience some client turnover. Our business development efforts focus on generating client loyalty and also on the acquisition of new clients. In fiscal 2021, one client accounted for approximately 6.7% of total sales and 3.0% of total trade accounts receivable at September 30, 2021. In fiscal 2020 this client accounted for approximately 7.0% of total sales and 3.9% of total trade accounts receivable at September 30, 2020. The client discussed is included in our Services segment.

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

In November of 2019, the Company rebranded its contract research services business as “Inotiv.” Adoption of the tradename Inotiv symbolized the expansion and supplementation of the Company’s legacy contract research service operations through significant business acquisitions as well as internal growth. Since the rebranding, the Company has marketed and otherwise managed its contract research services operations under the name Inotiv. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc. The research product manufacturing division has continued to operate under the name BASi Research Products. BASi Research Products represents more than 45 years of developing niche instrumentation and supplies for commercial and academic partners in the fields of preclinical drug development, neuropharmacology, and electrochemistry research applications. Research product customers equate the BASi brand with high quality instrumentation and excellent scientific support, and maintaining the BASi name on these products provided trust and continuity.

Our commercial initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, digital and print advertising, direct communication, newsletters, social media, virtual exhibit space and our website, we provide our perspective on current industry challenges and developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. Historically, we have reinforced key messages and selling points through client visits, presentations, corporate material and at trade events and industry conferences, although our participation at in-person events has been limited in fiscal 2021 as a result of the COVID-19 pandemic.

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including via in-person and virtual speaking engagements, the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals, although these in-person endeavors were limited in fiscal 2021 as a result of the COVID-19 pandemic. Through these endeavors we seek to further our reputation for professional excellence.

As of September 30, 2021, in addition to our leadership team and scientists, we had 22 employees on our commercial team supporting sales, marketing, client experience and program management for our services clients. To promote our products, we have a network of 20 established distributors covering Japan, South Korea, China, India, Central America, South America, South Africa, the Middle East and Europe. All of our distributor relationships are managed from our corporate headquarters in West Lafayette.

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

Competition

Services

We compete with internal research and development teams at our client companies, as well as other CROs in this industry. Several of our competitors have significantly greater financial resources than we do. The largest CRO competitors offering similar research services include:

●	Covance, Inc., now part of LabCorp;
●	Charles River Laboratories, Inc.;
●	WuXi Biologics;
●	Pharmaceutical Product Development, Inc.;
●	IQVIA, Inc.; and
●	Pharmaron Beijing Co., Limited

CROs generally compete on:

●	regulatory compliance record;
●	reputation for on-time quality performance;
●	quality systems;
●	previous experience;
●	medical and scientific expertise in specific therapeutic areas;
●	scientist-to-scientist relationships;
●	quality of contract research;
●	financial viability;
●	database management;
●	statistical and regulatory services;
●	ability to integrate information technology with systems to optimize research efficiency;
●	quality of facilities;
●	international presence with strategically located facilities; and
●	price.

Products

Though many global analytical instruments competitors exist, we have a long-standing network of clients who are repeat buyers and recommend our products. The electrochemistry market is highly competitive and includes a large number of alternative potentiostat vendors, some offering specialized instruments for specific applications. There are fewer vendors that offer the same variety and quality of consumable items (electrodes). Our differentiators are high quality, flexibility to meet clients’ specific needs, wide variety of supporting products and superior technical support and service.

The most common competitors for our analytical products include:

●	Pine Research Instrumentation, Inc.;

●	Gamry Instruments, Inc.; and
●	Metrohm AG.

The vendors typically compete on

●	Technical specification of the product;
●	Application support for specific techniques (such as fuel cell development); and
●	Price.

In contrast, there are few competitors for our in vivo sampling products. The most common competitor is alternative technologies. The primary market includes large pharmaceutical research departments and academic research institutions that may have a larger portfolio of products, which may lead to a deficit of knowledgeable technical support. Our differentiators are high quality, flexibility to meet clients’ specific needs and superior technical support and service. We provide equipment that enables our clients to attain premium scientific laboratory information on a reasonable operating investment. As clients’ needs constantly change, we continually refine our products and develop new products which meet our operating objectives.

Competitors for our in vivo sampling products include:

●	Instech Laboratories, Inc.;
●	SAI Infusion Technologies;
●	CMA Microdialysis AB; and
●	Amuza, Inc.

The vendors typically compete on

●	Technical specification of the product;
●	Technical and instrument support plans; and
●	Price.

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

Analytical Services

Laboratories that provide information included in INDs, NDAs and BLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in regulations for GLP, GMP, BE and GCP. The FDA, Environmental Protection Agency and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with the regulations listed above. These requirements include but are not restricted to the following areas:

●	Resources – organization, personnel, facilities and equipment;
●	Rules – protocols and written procedures;
●	Characterization – test items and test systems;
●	Documentation – raw data, final report and archives; and
●	Quality assurance unit – formalized internal audit function.

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

Nonclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. If the USDA determines that our equipment, facilities, laboratories or processes do not comply with applicable Animal Welfare Act standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses or confiscate research animals. In addition to being licensed by the USDA as a research facility, we are also accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International and have registered assurance with the NIH.

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

Research and Development

In fiscal 2021 and 2020, we spent $405 and $617, respectively, on research and development. In addition to research and development for additional contract research services, we maintain applications research and development to enhance our products business. Expenditures cover hardware and software engineering costs, laboratory supplies, labor, prototype development and laboratory demonstrations of new products and applications for those products.

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

Human Capital Management

At September 30, 2021, we had 541 full-time employees and 26 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Our primary objectives and philosophy of our compensation programs are to (i) drive leadership behaviors that maximize long-term stockholder value creation, (ii) attract and retain talented colleagues with the skills necessary to successfully manage and grow our business.

Attracting, retaining, and developing talent is a core principle of our talent management and total rewards strategy. Compensation and benefit programs are an important part of our employment relationship, which also includes challenging and rewarding work, growth and career development opportunities and being part of a leading contract research organization with a diverse and talented workforce that helps develop life-changing therapies. We strive to have the following features as part of our compensation and benefits:

●	A consistent framework that is affordable to the business
●	A pay for performance focus – individuals are rewarded for performance and overall contributions to business success.
●	Compensation is fair and equitable, irrespective of gender, race, or similar personal characteristics
●	A total rewards package that will be competitive with leading companies.

Compensation will be used to attract, retain, and motivate employees and to reward the achievement of business results through the delivery of competitive pay and discretionary incentive programs. Benefits provide employees with income security and protection from catastrophic loss. We will continue to evaluate and develop affordable, competitive benefit programs that meet these objectives. No one element is more important than any other, and business judgement is used to balance them to ensure our compensation and benefits strategy are effective in supporting our overall business strategy.

Our Guiding Principle’s consist of:

●	Pay Equity – employee compensation should be fair and equitable
●	Performance Orientation – compensation programs should support and reinforce a pay-for-performance culture
●	Competitive Positioning – critical to attracting, motivating, and retaining a high-performance team.
●	Affordability – compensation and benefits must be affordable to us over the medium to long-term.
●	Consistency and Stability – compensation and benefit programs should have a high degree of consistency and should not significantly fluctuate year-over-year.
●	Delivery Efficiency – compensation, benefits, and other related programs should be consistent, equitable and easy to administer.
●	Deliver Effectiveness – clearly defined metrics should be developed for compensation, benefits, and other related programs that are aligned with corporate business performance metrics.

Attracting, retaining, and developing world class talent that is empowered to work together to compete and win is a fundamental aspect of our corporate strategy. A foundational principle of our talent management strategy is an unwavering commitment to equal opportunity in all aspects of employment, including the way we compensate and reward our employees.

Envigo Business

We entered into a Merger Agreement with Envigo on September 21, 2021 and completed the Envigo Acquisition on November 5, 2021. Following completion of the Envigo Acquisition, Envigo is a direct, wholly owned subsidiary of Inotiv, Inc. In order to provide our shareholders and other investors with information that is relevant to our business, we are providing a description of Envigo's business below. References in this discussion to "Envigo" include Envigo and its direct and indirect subsidiaries.

Overview

Envigo is primarily a products business that provides research-quality animals for use in laboratory tests, as well as standard and custom laboratory animal diets and bedding and other associated services for contract research organizations, biopharmaceutical companies, universities, governments and other research organizations. Envigo provides our customers with laboratory animals used in basic research and product development and non-clinical testing of compounds to support the development and approval of new medicines. Utilizing its portfolio of products, Envigo enables our customers to create a more flexible product development model and reduce their costs, enhance their productivity, and increase speed to market. Envigo's vision, working together to build a healthier and safer world, includes helping our customers meet certain regulatory requirements in order to bring life-saving and life-enhancing new medicines to patients.

Envigo is the second largest commercial provider of research model products and services globally and has been supplying research models since 1931. With over 130 different strains, Envigo is a global leader in the production and sale of the most widely used rodent research model strains, and is able to offer the broadest range of species in our sector. Envigo also manufactures and sells premium Teklad brand diets for laboratory animals and provides a variety of related services that are designed to assist our clients in the use of animal models in research and development. Envigo maintains production centers, including barrier and isolator facilities, in the U.S., U.K., mainland Europe, and Israel.

Envigo's Market

The market for Envigo's services includes contract research organizations, biopharmaceutical companies, universities, governments and other research organizations.

Envigo offers a broad range of research-quality small and large animal models, research-quality standard and custom diets, as well as an associated suite of services to support the research community. Envigo's portfolio of products and services provides our customers vital support in their efforts to perform fundamental life sciences research, as well as developing life-saving and life-enhancing new medicines.

We believe that Envigo is well positioned to benefit from the following market trends:

Increased Research & Development (“R&D”) spending by biopharmaceutical companies. As reported by Frost and Sullivan, the non-clinical market is expected to grow at a compounded annual growth rate of approximately 7% to reach an estimated $24 billion by 2026. Drivers of this growth include the increased complexity of studies required by global drug regulators to better predict safety and efficacy of compounds in development, and growth in personalized medicine leading to more targets for discovery and safety assessment work.

Demand for NHPs. Since their inception in the 1980’s, biological therapies, such as monoclonal antibodies, have been growing in importance as powerful new tools to manage and treat disease and, as such, have represented an increasing proportion of novel drugs in development. For many biotherapeutics, the ability to assess safety, which is a vital step in the development and approval of a new medicine, is critically dependent upon the ability of the potential drug to bind to its target receptor in the model organism. The closest animal model to a human is the non-human primate, and in many cases, this is the only species in which these developing medicines will bind. We believe the trend for increasing numbers of new biological therapies will continue and drive additional demand for NHPs. As the largest importer of NHPs in North America, with long-established relationships with the source breeders around the world, Envigo is favorably positioned for this trend.

Increasing research complexity and specificity. Over recent years, searching for new therapies has become increasingly complex and specific as our understanding of disease mechanisms and pathways has increased.

Researchers have increasingly looked for specific ways to interact with the molecular pathways during disease development and progression. This has led to increasing demand for animal models that not only have those same, or similar, pathways, but models that have been altered so that, for example, critical elements of those pathways have been removed or replaced with the human versions. The ability to generate these altered animals relies on molecular tools that can alter the DNA of the animal to achieve the desired model, a so-called ‘transgenic’ animal model. These modified models are becoming increasingly important tools for researchers to better understand disease progression and pathology, and then to develop more highly-targeted therapies.

Envigo's Role in Drug Development

Envigo offers products and services that are critical to drug discovery, development and registration. Discovering and developing new drugs is an expensive and time-consuming process and is highly regulated. Before a new drug reaches commercialization, it must undergo extensive non-clinical and clinical testing to verify that it is safe and effective.

Drug discovery represents the earliest stages of research in new drug development, directed at the identification, screening, and selection of lead molecules for further development. During this stage, new molecules are tested for therapeutic value using various in silico, in vitro and in vivo models. Discovery activities typically extend anywhere from three to six years.

Envigo's laboratory animals and research models are extensively used by academic research centers, government agencies and biopharmaceutical companies engaged in drug discovery. In addition, the Food and Drug Administration (“FDA”) and other regulatory agencies require that the safety and efficacy of new drug candidates be tested in research models like Envigo's prior to product registration. As a result, Envigo's research models are an essential part of the drug research and development process.

Envigo is unique in being the only provider that can supply the whole range of animal model species that regulatory agencies, such as the FDA, require for the safety assessment of both small chemical and biological new drugs.

Research Models and Services (“RMS”)

Envigo's RMS business is comprised of (1) Research Models, (2) Diets and Bedding, and (3) Research Model Services.

Research Models. Envigo's research models business is comprised of the commercial production and sale of laboratory animals and research models, principally purpose-bred rats and mice and large animal models (NHPs, canines and rabbits) for use by researchers. Envigo provides these models to numerous customers around the world, including many academic institutions, government agencies, biopharmaceutical companies, and contract research organizations. Envigo has a global footprint with production facilities strategically located in six countries. Envigo's operations are located in close proximity to our customers, enabling it to provide top-tier customer service with a high degree of animal welfare.

Envigo's research models include standard stocks and strains, immunocompromised models (which are useful for oncology research), disease models (which are in demand as early-stage research tools) and genetically-engineered models (“GEMs”, which are often created for specific research projects).

Small Animal Research Models. Envigo's rodent species have been, and continue to be, some of the most extensively used research models in the world, largely as a result of Envigo's geographic footprint and commitment to quality and customer service. Envigo's products create high customer loyalty, due to the strong preference of customers to avoid variability in their data and to work with an industry founder with more than 90 years of experience. Envigo's small animal research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents, and other contaminants that can disrupt research operations and distort research results. With its production capabilities, Envigo strives to consistently deliver high-quality research models worldwide.

Envigo's rodent research models include:

●outbred, which are purposefully bred for heterogeneity;

●inbred, which are bred to be genetically identical;
●	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency);
●hybrid, which are the offspring of two different inbred parents; and
●GEMs.

Certain of Envigo's models are proprietary, disease-specific rodent models used to research treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease.

Large Research Models. Envigo's large animal portfolio includes NHPs, canines and rabbits. NHPs are generally imported into the U.S. from Asia and Africa, with very limited breeding in the U.S. Envigo operates a large quarantine facility in the U.S. to house and clear these imported animals, ensuring they have high health status before onward shipment to customers. NHPs are used by our customers primarily for the safety testing of new biological therapies. Canines are purpose-bred in the U.S. and used primarily for the safety testing of new chemical therapies. Rabbits are bred in both the U.K. and U.S. and utilized primarily for the reproductive safety testing of potential new therapies.

Diets and Bedding. Through its Teklad product line, Envigo produces and sells laboratory animal diets, bedding, and enrichment products. With primary manufacturing operations in the U.S. and a primarily company-owned and/or managed distribution network throughout the U.S., U.K. and Europe, Envigo distributes Teklad products globally. Envigo also maintains contract-manufacturing relationships with companies in the U.K. and Italy. In October 2019, Envigo RMS, LLC (“Envigo U.S.”) entered into a master services agreement with Vanguard Supply Chain Solutions LLC (“Vanguard”) to provide transportation and warehousing services for its operations in the U.S. and Canada for research models and Teklad products. Prior to this agreement, Envigo had utilized internal resources to transport its research models and large laboratory animals, and transport and warehouse its Teklad products in those geographies.

Teklad has been manufacturing animal diets for over 40 years and offers a full line of off-the-shelf formulations as well as custom diets to meet our customers’ specific research needs. A team of nutritionists, including several PhD’s, works with our customers to determine the best diet for their research objectives. If a custom diet is required, our nutritionists define the appropriate formula and our custom diet manufacturing line produces the feed. Our manufacturing facilities are ISO 9001:2008 certified.

Teklad diets are manufactured from natural ingredients and use fixed formulas. In conjunction with strict quality standards for raw materials, this approach ensures quality and consistency by minimizing variability of both nutrients and certain natural chemicals in the diet which might affect a research study. Teklad offers a variety of bedding and enrichment products to support model breeding, weaning, and holding.

Research Model Services. Envigo also offer a variety of services designed to support our customers' use of research models in basic research and product development. These services include specialized surgical modifications such as cannulation, implants, and the creation of surgically derived disease state models. Envigo also provides contract breeding, contract colony management, health monitoring, quarantine, cryopreservation, rederivation and revitalization services, as well as antibody development and production. In addition, Envigo offers care and boarding services for customer-owned animals at its facilities. Lastly, through the Envigo GEMS business, Envigo is able to offer the creation of new transgenic research models specific to individual customers’ needs.

Envigo's Competitive Strengths

We believe that Envigo is well positioned to capitalize on favorable trends in the research industry and provide differentiated solutions to our customers based on the key competitive strengths set forth below:

●	Full service capabilities with global reach. Envigo has developed a full-service business model that provides a broad range of products and services that support our customers’ research and development requirements. Envigo has offices, breeding facilities and people in over 32 locations in eight different countries across three continents. Envigo believes its extensive product and service offering, combined with its global infrastructure, provides it with a significant advantage over smaller providers.

●	Diversified, loyal and growing customer base. In the twelve months ended September 30, 2021, Envigo's RMS business served over 2,000 customers, including many of the largest biopharmaceutical, academic, government and contract research organizations globally. Due to the quality of Envigo's products and related services, and long-standing relationships, approximately 99% of Envigo's revenues in 2021 came from repeat customers.
●	Deep scientific expertise in providing mission-critical products and related services. Envigo provides a breadth and depth of scientific expertise and capabilities that are costly for our customers to build and/or maintain in-house, including the generation of bespoke transgenic models, surgical preparation of animal models, surgical induction of disease models, contract breeding services, health monitoring and custom antibody production.
●	Commitment to animal welfare. Envigo is on the forefront of humane care of laboratory animals and implementation of the “3Rs” (Replacement, Reduction and Refinement). Envigo maintains high standards of animal welfare as evidenced by its strong compliance record with regulators across the globe. Envigo frequently advises our customers in matters relating to animal welfare, including enrichment, housing and animal husbandry.
●	Experienced management team and stable, high quality workforce. Each of the members of Envigo's senior management has 15 years or more of relevant experience, including significant experience across the contract research organizations (“CROs”) and biopharmaceutical industries. Envigo maintains a staff which includes graduate and post-graduate scientists across a variety of disciplines, providing our customers with deep scientific expertise.

Envigo's Growth Strategy

Envigo's objective is to be a preferred strategic partner for our customers. Envigo's strategy is to deliver a comprehensive portfolio of research model products and services to support our customers’ research and development requirements, and enable them to conduct essential research faster and more cost effectively.

●	Strengthen existing and develop new strategic partnerships. Envigo believes its long-term relationships with a wide range of contract research organizations, academic institutions and biopharmaceutical companies are a key driver of its success. Envigo plans to build on its diverse animal portfolios. In addition, the Envigo GEMS business offers transgenic models and associated services providing another product offering to our customers. We believe Envigo's global reach, high quality facilities and diverse line of animal models will enable us to provide additional services to our existing customers and develop relationships with new ones.
●	Improve margins through focus on efficiency. Envigo's management and operational teams are continuously focused on improving productivity and optimizing our cost structure. Envigo continually reviews its network of operating facilities and distribution centers to ensure the most cost-efficient use of its footprint.
●	Drive the human capital asset base to grow existing relationships. Envigo's employees are critical to its ability to deliver its operational model by engaging with customers, delivering products and services in a complex environment and supporting and executing its growth strategy. Employees undergo comprehensive initial orientation and ongoing training. Envigo's recruitment and retention efforts are geared towards maintaining a stable work force focused on delivering results for customers. We believe Envigo has a best-in-class pool of highly experienced animal technicians and research scientists.
●	Acquisitions. In June 2019, Envigo completed the acquisition of EGSI animal models from LabCorp’s Covance Drug Development segment, which diversified its animal model portfolio offerings. In addition, Envigo completed the acquisition of the Envigo GEMS assets from Horizon, which was accounted for as a business combination, which provides an opportunity to offer transgenic research model services to our existing and expanding customer base. We will continue to consider acquisitions that are complementary to Envigo's existing product offerings and that expand Envigo's ability to serve our customers. While we cannot exclude the possibility that Envigo may opportunistically take advantage of other situations, we generally expect acquisitions to enhance our existing product offerings either qualitatively or geographically or to add new products that can be integrated with our existing offerings.

Customers

Envigo's customers consist primarily of biopharmaceutical, contract research organizations, leading hospitals, academic institutions and government agencies. In 2020, Envigo received orders from companies ranging from some of the largest in their respective industries to small, start-up organizations. Envigo has stable, long-term relationships with many of our customers. During the twelve months ended September 30, 2021, one customer accounted for 31% of Envigo's total revenue from continuing operations.

During the twelve months ending September 30, 2021, Envigo derived 46% our revenue from CROs, 23% from academic institutions, 16% from biopharmaceutical companies, 7% from government institutions and 8% from other organizations.

Envigo continues to pursue a goal of expanding its relationships with customers through broadening its product and service offering.

Sales, Marketing and Customer Support

Envigo sells its products and services principally through a direct sales force, inside sales team and account management teams who work throughout North America and Europe. In addition to interactions with the direct sales force, our primary promotional activities include a marketing mix of customer acquisition and customer retention tactics including organizing scientific symposia, publishing scientific papers and newsletters, hosting webinars and making presentations at, and participating in scientific conferences and trade shows in North America, Europe and Asia. Envigo supplements these scientifically-based marketing activities with internet-based marketing, advertising and direct mail.

Envigo has proven sales teams with the ability to build relationships with new customers and to grow within existing customers.

Envigo's internal marketing teams support the field sales staff and account management teams while developing and implementing programs to create close working relationships with our customers in the research community. Envigo maintains customer service, technical assistance and consulting service departments, which address our customers' routine and more specialized needs and serve as a scientific resource for them. Envigo frequently assists customers in solving problems related to animal husbandry, health and genetics, biosecurity, regulatory strategy, and other areas.

Competition

Competition in Envigo's market segments includes:

●	in-house R&D divisions of biopharmaceutical companies, who maintain their own animal breeding stocks;
●	research models suppliers, such as Charles River Laboratories, Taconic Biosciences and Janvier Labs; and
●	transgenic service providers such as The Jackson Laboratory, Taconic Biosciences and Cyagen.

There is competition for customers on the basis of many factors, including scientific and technological expertise, quality, reputation, responsiveness, price, scope of product and related service offerings, and geographic presence.

We believe there are significant barriers to becoming a global provider including the construction of bio-secure barrier production facilities, flexible-film isolator production facilities and the population of these facilities with over 130 strains of animal models requires years of investment and strict operating procedures.

Industry Support and Animal Welfare

Envigo is committed to delivering first-class health and genetic quality, operational performance and customer service. High standards of animal welfare are vital to each of these, and so are integral to Envigo's business success.

Envigo has been at the forefront of animal welfare improvements and the humane care of laboratory animals. Envigo is a leading advocate for implementation of the 3Rs (Replacement, Reduction and Refinement). Members of Envigo's scientific and technical care staff undertake continuing professional development in the field of laboratory animal science, with special focus to animal welfare and the 3Rs, and they are encouraged to publish and present within the scientific community.

Envigo has formed an internal Institutional Animal Care and Use Committee, comprising staff from many disciplines within Envigo, in addition to external representation, to comply with applicable regulations and provide strict oversight of animal welfare matters. Envigo's animal production facilities in the U.S. and the Netherlands, are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (“AAALAC”), a private, non-profit, international accrediting organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Envigo's facilities are routinely inspected by government agencies tasked with enforcing animal welfare regulations.

Envigo is firmly committed to the 3Rs and to reducing the number of animals used in research by emphasizing health and genetic integrity to decrease study data variability. Whenever possible, Envigo uses technological advances, such as new diagnostic tests for screening pathogens in laboratory rodents, micro-sampling and in vitro assays.

Laboratory animals remain an essential component in the research and development that our customers conduct. They further our knowledge of living systems and help in the discovery and development of products that can save or enhance people’s lives. Envigo works with the scientific community to improve our understanding and promote best practice in the care and welfare of research animals. As providers of research models to the research community, Envigo is responsible to our customers and the public for the health and well-being of the animals in our care.

Environmental, Social and Governance Principles

Envigo endeavors to fully comply with all applicable environmental, social and governance criteria. Envigo's strengths include, among other areas, its dedicated responsibility for environmental issues; its waste management and hazardous substances handling procedures; labor and human rights policies (including employee health and safety); customer protection policies and efforts; and policies on anticorruption and bribery.

Animal Welfare. Envigo maintain policies regarding animal welfare. Given Envigo's line of business, animal welfare is one of its highest priorities, as it is crucially important from both an ethical and a good business practices perspective.

Environmental. Envigo maintains policies regarding appropriate energy use, treatment of waste, and natural resource conservation.

Social. Envigo's business practices stress ethical engagement with suppliers and customers. Envigo has implemented a Suppliers and Contractors Governance Policy. We believe that Envigo provides a crucial, socially important service: safety testing services that are mandated by governments around the world as a crucial step in the discovery and safe development of pharmaceuticals.

Governance. Envigo has adopted and implemented a Global Code of Conduct for all employees and internally promotes an anonymous, third-party whistle-blower hotline (located at envigo.com/integrity). Envigo has put in place stringent anti-corruption and anti-bribery policies and does not participate in any type of political fund raising or political action committee efforts.

Human Capital Resources

As of September 30, 2021, Envigo had approximately 1,200 employees. Envigo's workforce was distributed geographically approximately as follows: 65% in North America and 35% in the rest of the world (primarily UK and Europe).

In addition to growth opportunities, Envigo strives to attract, motivate, and retain top talent by endeavoring to provide competitive compensation levels while rewarding outcomes and behaviors that align with our performance, culture, and values. 2020 marked the first year that Envigo commenced a competitive market compensation philosophy and pay guidelines for all positions in the U.S. and completed the same approach in the U.K. at the end of first quarter of 2021. This deliberate focus elevated Envigo's competitive pay position in the life science industry overall, but more importantly in the local markets in which Envigo conducts business.

Pay equity analyses are performed in countries where they are legally required, and Envigo is embarking on embracing an internal pay equity analysis as part of internal auditing, in an effort to ensure pay fairness and selling, general and administrative oversight. Our assertive position on pay should ensure our continuing efforts to be competitive in the marketplace. Furthermore, Envigo continues to build on a global job architecture that allows for aligning pay by job role (slotting) with market rates and serves as a career path tool to encourage a culture of upward mobility and retention.

Correspondingly, Envigo also promotes a healthy and safe workplace for its employees. Envigo maintains a Global Policy on Environmental Safety & Health and sustainability and, as part of its efforts to promote its goal of working safely. In the second half of 2019, Envigo implemented a management system approach to complement its safety performance, which involves both employee and management engagement and ownership of its site-level environmental, health, safety, and sustainability programs globally. At every Envigo site, Envigo has dedicated site champions and empowers all employees to act and behave as safety leaders promoting employee health and safety; additionally, Envigo has programs and communications that keep site management engaged in their local health and safety programs. Moreover, the COVID-19 pandemic has further underscored the importance of keeping employees safe and healthy. In response to the pandemic, Envigo has taken actions to protect the workforce so they can more safely and effectively perform their work. Envigo has established a global crisis management team (“ICARE”), which includes a team of internal subject matter experts who have been closely monitoring the COVID-19 outbreak and its impact on employee safety and Envigo's global business operations. As Envigo navigates the pandemic and focuses on keeping people safe, Envigo continues to establish stringent safety protocols at its operating and regional corporate sites. As always, Envigo's goal is to provide a safe work environment for employees, while still meeting our customer’s needs.

Envigo's global and site business continuity plans are comprehensive, active, and regularly updated as Envigo continues to meet requirements for supporting COVID-19 guidelines.

Envigo is also committed to cultivating a welcoming and inclusive environment. Operating in 32 facilities and in eight countries worldwide, Envigo believes in treating its employees and prospective talent with dignity, decency, and respect. Envigo recognizes that the mix of its employees contributes to a more innovative, inclusive and productive workforce and that embracing people of all backgrounds and experiences is a strength for its business. Envigo's goal is to continue to build a talented workforce reflective of the global communities in which we live and work, and it is critical that our people feel like valued members of our company.

Likewise, Envigo believes that it has begun to take positive steps to promote a sense of belonging for its employees in the workplace by building our initiatory DE & I committee (Diversity Equity and Inclusion); expanding diversity representation at our senior level management; and developing a plan to centralize diversity and inclusion resources for all employees. Additionally, this committee will be tasked with facilitating senior leadership training on cultural differences, anti-harassment and anti-discrimination, unconscious bias, and micro-inequities; and rolling out a diverse selection process in collaboration with our talent acquisition team related to hiring.

As of December 1 2021, women made up approximately 55% of Envigo's global workforce and 39% of Envigo's global leadership positions, defined as positions carrying the title of Director to Vice President.

Envigo's employees are not unionized in the U.S. However, employees at some of its European facilities are represented by works councils, which are employee representative groups and/or unions, which is consistent with local customs for our industry. Envigo collaborates with the works councils and believes it has good relationships with our employees.

Properties

Envigo owns or leases the land and buildings where Envigo has facilities to support its RMS operations, including large domestic facilities in California, Indiana, Pennsylvania, Texas, Virginia and Wisconsin, and also in foreign countries including those in the U.K., the Netherlands, France, Spain and Israel. In addition, Envigo leases its corporate headquarters located in Indianapolis, Indiana, as well as some of its smaller operating facilities. Envigo believes its office space and facilities are suitable and adequate to support our current business needs and are appropriately utilized. Many of Envigo's leases have an option to renew, and Envigo believes that it will be able to successfully renew expiring leases on satisfactory terms.

Contractual Arrangements

Generally, Envigo's contracts are short-term in nature and based upon purchase orders submitted for specific customer requirements. Pricing is based upon Envigo's list price which is market-adjusted. In addition, with certain larger customers, Envigo has entered into long-term supplier agreements. As part of the EGSI acquisition, Envigo entered into a five-year supplier agreement with a key strategic partner that includes minimum purchase commitments and preferred pricing (equal to best price extended to similar customers). Envigo also has a supplier agreement with another large customer that includes discounted pricing.

Regulatory Matters

As Envigo's business operates in a number of distinct operating environments and in a variety of locations worldwide, Envigo is subject to numerous, and sometimes overlapping, regulatory environments.

The Animal Welfare Act (“AWA”) governs the care and use of certain species of animals used for research in the U.S. other than laboratory rats, mice and birds. For regulated species, the AWA and the associated animal care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to assure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (“PHS”) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research.

Envigo is subject to licensing and registration requirement standards set by the United States Department of Agriculture (“USDA”) and similar agencies in other countries for the care and use of regulated species. Envigo's operations in the Europe follow the standards as stipulated by the Directive 2010/63/EU on the Protection of Animals Used for Scientific Purposes. Stipulations within that Directive were transposed into national legislations within the EU (including the U.K.) in 2013. Envigo is regularly consulted and inspected by the relevant national authorities in order to ensure continued compliance with the legal requirements in each nation in which it operates.

Envigo's import and export of animals and its operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by dealers and research facilities.

In addition, the specific activities of some of Envigo's businesses require Envigo to hold specialized licenses for the conduct, manufacture, and distribution of particular products and services.

All of Envigo's sites are subject to licensing and regulation under international treaties and conventions, including national, regional and local laws relating to:

●the surface and air transportation of laboratory specimens;
●	the handling, use, storage and disposal of chemicals (including narcotics and psychotropic drugs), biological reagents, laboratory specimens, hazardous waste and radioactive materials;
●	the safety and health of employees and visitors to our facilities; and protection of the environment and general public.

To assure these compliance obligations, Envigo has established quality assurance procedures and functions. The quality assurance function operates independently from those individuals that manage RMS production.

Intellectual Property

Envigo maintains and protects trade secrets, know-how and other proprietary information regarding many of its business processes and related systems. Although Envigo's intellectual property rights are valuable to its success, Envigo believes that such factors as the technical expertise, proprietary know-how, ability and experience of its staff are more important. Where Envigo consider it appropriate, steps are taken to protect its know-how through confidentiality agreements and registration of title or use. While Envigo has certain trademarks and patents, Envigo has no patents, trademarks, licenses, franchises or concessions which are material and upon which any of its services are dependent.

COVID-19

The outbreak of COVID-19, which the World Health Organization declared in March 2020 to be a pandemic, continues to spread throughout the United States of America and the globe. Many U.S. State Governors issued temporary Executive Orders that, among other stipulations, effectively prohibited in-person work activities for many industries and businesses, having the effect of suspending or severely curtailing operations. The outbreak continued through the Summer 2020 and, after abating somewhat, had a precipitous resurgence in the Fall and Early Winter 2020/2021. During December 2020, upon completion of clinical trials, COVID-19 vaccines received approval from health governing bodies in the U.S. and Europe and a phased inoculation of populations was begun. New variants of the

COVID-19 virus continue to emerge and one or more may prove able to partially or fully avoid the protective effect of these vaccines and could prove disruptive in the future.

Due to the world-wide impact of the COVID-19 pandemic, our operations have been impacted in many ways including:

●	Disruption in the supply of certain animal research models, including a disruption in the supply of non-human primates (“NHPs”) from China. There is no certainty as to when or if the supply of non-human primates from China will restart;
●Temporary cancelation or delay in customer orders; and
●Product demand fluctuations; and
●Increased supply chain cost and decreased availability

Envigo has been able to secure NHPs from other sources in Asia to cover a large portion of NHPs typically sourced from China, but customer demand continues to outpace supply.

Executive Officers of the Registrant

The following table provides information concerning the persons who currently serve as our executive officers. Officers are elected annually at the annual meeting of the board of directors.

Name	Age	Position
Robert W. Leasure, Jr.	62	President and Chief Executive Officer

John E. Sagartz, DVM, Ph.D., DACVP	57	Chief Strategy Officer

Beth A. Taylor	56	Chief Financial Officer, Vice President-Finance

William D. Pitchford	67	Chief Human Resources Officer

John Gregory Beattie	54	Chief Operating Officer

Philip A. Downing	52	Senior Vice President, Preclinical Services

Adrian Hardy, Ph.D.	51	Executive Vice President

James Harkness	56	Chief Operating Officer, Research Models & Services

Michael Garrett	54	Chief Commercial Officer

Mark Bibi	63	General Counsel & Secretary

Robert W. Leasure, Jr. joined the Company as President and Chief Executive Officer on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and current growth, well situate him for his role as President and Chief Executive Officer and as a director.

John E. Sagartz, DVM, Ph.D., DACVP, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined Inotiv’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the Missouri Biotechnology Association. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director.

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

John Gregory Beattie joined the Company in February 2021 as the Chief Operating Officer. Prior to joining the Company, Mr. Beattie held Corporate Vice President positions at Charles River Laboratories, a contract research organization, where he led business units within all three of their segments. In these roles, Mr. Beattie was responsible for driving operational performance. Mr. Beattie holds a Bachelor of Science degree in Biology from McGill University and a Master of Science degree in Experimental Health Sciences from Université du Quebéc, and graduated from the Kellogg Management Institute program at Northwestern University.

Philip A. Downing has over 23 years of pharmaceutical experience in drug discovery, toxicology/non-clinical, and clinical research. Traditionally trained as a bioanalytical chemist, Mr. Downing joined the Company as an analytical chemist in 1997, rapidly moving into leadership positions such as Director of Analytical Services, General Manager, and Sr. Director of Preclinical, until reaching his present position as Vice President of Preclinical Services. Prior to his tenure with BASi, Mr. Downing worked at GFi Pharmaceuticals (now Covance Labs – Clinical Division) as an Analytical Scientist, and RSO designing and validating radiolabeled and non-radiolabeled assays used to support clinical ADME studies. He earned a Bachelor’s Degree in Chemistry and Biology from Indiana University and is a member of the Society of Toxicology, American College of Toxicology and the American Chemical Society.

Adrian Hardy, Ph. D. joined the Company as Executive Vice President upon the closing of the Envigo Acquisition on November 5, 2021. Dr. Hardy joined Envigo in 2002. He became Chief Executive Officer and President in July 2016 and sole director of Envigo in July 2018. Dr. Hardy initially joined Envigo in a business development role which ultimately included global responsibility for sales, corporate development and strategic marketing. Dr. Hardy was appointed Chief Operating Officer in 2014 with global responsibility for the operations of Envigo. Dr. Hardy has a background in molecular and developmental biology, with a doctorate from University College, London where he also completed his post-doctoral research. After leaving academia, Dr. Hardy spent three years working in product development for a subsidiary of Novartis and a further two years running his own business.

James Harkness joined the Company as Chief Operating Officer – Research Models & Services upon the closing of the Envigo Acquisition on November 5, 2021. Mr. Harkness joined Envigo in June 2019 as its Chief Operating Officer. Prior to joining Envigo, Mr. Harkness has over 25 years of CRO experience leading global operations, supply chain and customer facing teams in both late stage and preclinical businesses. Mr. Harkness served as the Vice President of Early Development Operations for LabCorp (previously Covance) from 2015-2018. Mr. Harkness obtained his Master of Business Administration from Ohio State University in 2010.

Michael Garrett joined the Company as Chief Commercial Officer upon the closing of the Envigo Acquisition on November 5, 2021. Mr. Garrett served as Senior Vice President of Commercial for Envigo since June 2019, having joined the company in 2018 as Head of Service Development. Prior to joining Envigo, he was Vice President of Commercial for MPI Research, a non-clinical contract research organization. He has been in the life sciences industry for over 25 years, having held leadership positions in Sales, Marketing and Strategic Planning at BioReliance (Merck KGaA), Serologicals Corp. (Millipore), and Life Technologies. Mr. Garrett has a Masters in Experimental Pathology from the University of Washington (Seattle) and a Bachelor of Science degree from Duke University.

Mark Bibi joined the Company as General Counsel & Secretary upon the closing of the Envigo Acquisition on November 5, 2021. Mr. Bibi joined Envigo in 2002 and became Secretary and General Counsel of Envigo in August 2005. He served as Executive Vice President, Secretary and General Counsel of Unilab Corporation, a Philippine pharmaceutical company in the 1990s. Prior thereto, Mr. Bibi was affiliated with the New York City law firms, Schulte Roth & Zabel and Sullivan & Cromwell. Mr. Bibi received his Juris Doctor degree from Columbia Law School.

Investor Information

We file various reports with, or furnish them to, the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports. These reports are available free of charge upon written request or by visiting www.inotivco.com/investors.

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

Among other impacts to date, we believe the outbreak has and may continue to negatively impact demand for our products, including Culex, in-vivo sampling systems. We had clients delay or postpone some large Service segment programs in the year, and we estimated that the impact on revenue in fiscal 2020 from program delays and postponements was approximately $2.0 million. There was no significant impact from program delays and postponements in fiscal 2021. The measures the Company has and may continue to take in response to the outbreak may also impact our business. In response to the outbreak the Company applied for and was granted a Paycheck Protection Program loan (the “PPP Loan”) in the aggregate amount of $5,051,282. On July 16, 2021, $4,850,665 of our PPP Loan was forgiven. The portion of the PPP Loan that was not forgiven, and any further borrowings, may result in increased leverage and interest expense. In addition, the pandemic has prompted the adoption of additional safety protocols, periods of remote operation for certain of our employees and other adjustments to our business practices.

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

Five clients accounted for approximately 20.5% of our total sales in fiscal 2021 and approximately 23.2% of our total sales in fiscal 2020. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single pharmaceutical company may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client’s ability to stay in business or otherwise to make timely payments to us.

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

Most of our contracts for CRO services are terminable by the client upon 30 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

●	products being tested fail to satisfy safety requirements;
●	products having undesired clinical results;
●	the client deciding to forego a particular study;
●	inability to enroll enough patients in the study;
●	inability to recruit enough investigators;
●	production problems causing shortages of the drug; and
●	actions by regulatory authorities.

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

We could be held liable for errors and omissions in connection with the services we perform. In certain circumstances, we seek to manage our liability risk through contractual provisions with clients requiring indemnification by the clients or coverage under the clients’ product liability insurance policies. The financial performance of our client indemnifying parties is not secured. Therefore, we bear the risk that the indemnifying party may not have the financial ability, or may otherwise fail, to fulfill its indemnification obligations or that the liability could exceed the amount of applicable client insurance, if any. In the event that we are unable to reach indemnification or insurance coverage arrangements with our clients to appropriately cover our potential losses, our insurance coverage may not adequately cover such losses. Relevant insurance coverage may also not always be available to us on acceptable terms or at all.

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

Throughout our history we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance our acquisition of Seventh Wave Laboratories, LLC’s and Smithers Avanza’s, Preclinical Research Service’s, HistoTox Laboratories’ and Bolder BioPATH’s businesses and the expansion of BAS Evansville’s and St. Louis’ facilities, we have significantly increased our leverage. Sustained losses may result in our inability to service our financial obligations as they come due, including the additional indebtedness we have incurred to support our growth initiatives, or to meaningfully invest in our business.

Our failure to comply with the terms of our existing credit agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under our existing credit agreement, all amounts outstanding under that agreement could be due and payable immediately, which may have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our existing credit agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties, including those arising as a result of COVID-19, may impact our ability to comply with our obligations under the existing credit agreement. Should the pandemic or other factors continue to negatively impact our business, those developments might cause us to fail to comply with the covenants under our existing credit agreement.

In connection with our acquisition of Seventh Wave Laboratories, LLC’s and Smithers Avanza’s, Preclinical Research Service’s, HistoTox Laboratories’ and Bolder BioPATH’s businesses and the expansions of our facilities in Evansville, Indiana and St. Louis, we have significantly increased our level of indebtedness, as well as our ability to incur further indebtedness under relevant lines of credit. Our ability to service this indebtedness will depend, in part, on the success of our operations and our ability to generate sufficient cash flow therefrom.

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

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA or the USDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements or other applicable regulations could materially and adversely affect our business and financial performance.

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

We have incurred and expect to continue to incur research and development and other expenses in connection with our Products business. We might never successfully develop or commercialize potential products to which we devote resources for numerous reasons, including:

●	inability to develop products that address our clients’ needs;
●	competitive products with superior performance;
●	patent conflicts or unenforceable intellectual property rights;
●	demand for the particular product; and
●	other factors that could make the product uneconomical.

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

Our success depends in part on the efficient and uninterrupted operation of our computer and communications systems. A cyber breach of our computer and communications systems could also impede several aspects of our business, as described below under the section “Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

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

The market price of our common shares has historically been and might continue to be volatile. Many factors may have a significant impact on the future price of our common shares, including:

●	our failure to successfully implement our business objectives;
●	compliance with ongoing regulatory requirements;
●	market acceptance of our products;
●	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
●	changes in government regulations;
●	pandemics, epidemics or other public health emergencies, such as the recent international outbreak of COVID-19;
●	general economic conditions and other external factors;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	ability to fund future growth;
●	the degree of trading liquidity in our common shares; and
●	our ability to meet the minimum standards required for remaining listed on the NASDAQ Capital Market.

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

Anti-takeover provisions in our organizational documents and under Indiana law may discourage or prevent a change in control, even if a sale of us would benefit our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.

Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common shares, harm the market price of our common shares, and diminish the voting and other rights of the holders of our common shares. These provisions include:

●	dividing our board of directors into three classes serving staggered three-year terms;
●	authorizing our board of directors to issue preferred stock and additional common shares without shareholder approval;
●	requiring one or more written demands signed and dated by holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at a special meeting for shareholders to call a special meeting;
●	prohibiting our shareholders from amending our Second Amended and Restated Bylaws; and
●	requiring advance notice for nominating directors at shareholders’ meetings.

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

If we are unable to maintain listing of our securities on the NASDAQ Capital Market or another reputable stock exchange, it may be more difficult for our shareholders to sell their securities.

NASDAQ requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, NASDAQ should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

●	the liquidity of our common shares;
●	the market price of our common shares;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common shares;
●	the number of market makers in our common shares;
●	the availability of information concerning the trading prices and volume of our common shares; and
●	the number of broker-dealers willing to execute trades in shares of our common shares.

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

We review acquisition candidates as part of our continuing business strategy. Most recently, the Company acquired the businesses as described in Note 12 to the consolidated financial statements, and subsequent to fiscal 2021 year-end, the Company completed the acquisition of Plato BioPharma, Inc. (“Plato”) and the Envigo RMS Holding Corporation (“Envigo”) acquisition by merger of a wholly owned subsidiary of the Company with and into Envigo, which will constitute a significant portion of our operations. Factors which may affect our ability to effectively pursue acquisition targets or to grow successfully through completed acquisitions, including our recent acquisitions, include:

●	The inability of the Company to obtain financing for the acquisition of targets;
●	Difficulties and expenses in connection with integrating acquired companies and achieving expected benefits, including as related to the integration of departments, accounting and other systems, technologies, books and records and procedures;

●	Diversion of management’s attention from daily operations to various integration activities;
●	The potential for disruption of prior operations and plans;
●	The risk that acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage ownership of our existing stockholders;
●	The possibility that we may be adversely affected by risks facing the acquired companies, including potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the sellers;
●	Risks associated with the assimilation and retention of employees, including key employees;
●	The potential loss of, or adverse effects on, existing business relationships the acquired business has with suppliers and clients;
●	The potential need to address relevant internal control over financial reporting and disclosure control and procedures matters;
●	Possible deficiencies in operational processes and procedures;
●	Risks associated with carrying a relatively significant level of debt in a cyclical business; and
●	The ability of our management team to manage expanded operations to meet operational and financial expectations.

We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.

We have incurred significant additional indebtedness during recent periods, including in order to fund the cash portion of the purchase prices of our recent acquisitions, to fund the purchase price of our St. Louis facility, to make capital expenditures and to support other corporate endeavors. Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders. Our additional indebtedness may also impact our ability to service our debt and to comply with financial covenants and the other terms of our relevant credit arrangements, in which case our lenders might pursue available remedies up to and including terminating our credit arrangements and foreclosing on available collateral.

We may need additional capital, and any additional capital we seek may not be available in the amount or at the time we need it.

Successful execution of our growth plans will require that we have access to capital.  Our expected financing needs are based upon management’s estimates as to future revenue and expense. Our business plan and financing needs are subject to change based upon, among other factors, our ability to increase revenues and manage expenses and the timing and extent of our future capital expenditures and acquisition activity. If our estimates of our financing needs change, we may need additional capital more quickly than we expect or we may need a greater amount of capital.

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

We may not realize all of the anticipated benefits of our recent business acquisitions. These acquisitions may not further our business strategy as we expect, we may fail to successfully integrate the acquired operations as planned or to realize the synergies and other benefits we expected from the acquisitions, we may experience unexpected adverse impacts on the acquired businesses, or we may otherwise not realize the expected return on our investments, any of which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of the acquisitions, including intangible assets and goodwill.  We may have difficulties managing the acquired businesses or retaining key personnel of the acquired companies.

Our operating results or financial condition also may be adversely impacted by (i) claims or liabilities related to the acquired companies’ businesses including, among others, claims from U.S. regulatory or other governmental agencies, terminated employees, current or former customers or business partners, or other third parties; (ii) pre-existing contractual relationships of the acquired companies that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of the acquired companies' practices; and (iv) intellectual property claims or disputes.

Certain of the companies we have acquired are not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and we may acquire similar companies in the future.  The costs that we may incur to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of an acquired company's financial and disclosure controls and procedures which could result in additional costs or adversely affect our business or operating results.

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

Risks Factors Relating to our Business Following the Acquisition of Envigo

We may be unable to successfully integrate Envigo’s business into our business or achieve the anticipated benefits of the Envigo Acquisition.

The success of the Envigo Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with Envigo’s business, and there can be no assurance that we will be able to successfully integrate or otherwise realize the anticipated benefits of the Envigo Acquisition. Difficulties in integrating the two businesses may result in us performing differently than expected, in operational challenges, or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among others:

●	the inability to successfully integrate Envigo in a manner that permits the achievement of full revenue, expected cash flows and cost savings anticipated from the Envigo Acquisition;
●	not realizing anticipated operating synergies;
●	integrating personnel from Envigo and the loss of key employees;
●	potential unknown liabilities and unforeseen expenses associated with the Envigo Acquisition;
●	integrating relationships with customers, vendors and business partners;

●	performance shortfalls as a result of the diversion of management’s attention caused by completing the Envigo Acquisition and integrating Envigo’s operations; and
●	the disruption of, or the loss of momentum in, Inotiv’s ongoing business or inconsistencies in standards, controls, procedures and policies.

We may not be able to accomplish this integration process successfully.

Our results may suffer if we do not effectively manage our expanded operations following the Envigo Acquisition.

As a result of the Envigo Acquisition, the size and scope of our business increased significantly beyond its previous size. Our future success will depend, in part, on our ability to manage this expanded business, which poses numerous risks and uncertainties, including the need to integrate the operations and business of Envigo into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.

Actions of animal rights activists may affect our business.

Envigo's RMS business provides animal research models to our customers. Such activities are required for the registration of products under regulatory regimes in the United States, Europe and other countries. Many CROs, biopharmaceutical companies and other research organizations have been targeted by animal rights activists who oppose all testing on animals, for whatever purpose, including the animal testing activities in support of safety and efficacy testing for drug development. These groups, which include groups directed at the industry and us, have publicly stated that the goal of their campaign is to stop animal testing. Acts of vandalism and other acts by animal rights activists who object to the use of animals in product development could have a material adverse effect on our business. These groups have historically targeted CROs, academic institutions and biopharmaceutical companies, but also third parties that do business with CROs, academic institutions and biopharmaceutical companies, including customers, suppliers, advisors, financial advisors, lenders and investors.

We are subject to periodic inspections by regulatory authorities which could lead to enforcement actions if those authorities determine that our facilities or procedures do not meet applicable requirements.

We are subject to periodic inspections by regulatory authorities, including the FDA and the USDA. As part of these inspections, the regulatory authorities seek to determine whether our facilities and operations comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. During the period from July through December 2021, one of the Envigo’s U.S. facilities was inspected on several occasions by the USDA. Following the inspection, USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations. Envigo formally appealed certain of the findings and the USDA has indicated it intends to conduct a formal investigation. The inspections and/or the investigation could lead to enforcement action resulting in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. The imposition of any of these penalties or other restrictions on our business as a result of the inspections could adversely affect our business reputation and could have a material adverse impact on our financial condition, results of operations and stock price.

Our principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to shareholder approval.

As of December 1, 2021, our executive officers, directors and 5% shareholders beneficially owned approximately 37.0% of the outstanding shares of capital stock. In addition, as of December 1, 2021, our executive officers and directors held options to purchase an aggregate of 747,075 of our common shares at a weighted-average exercise price of $7.83 per share. Therefore, these shareholders will have the ability to influence us through this ownership position. The interests of this group of shareholders may not coincide with the interests of other shareholders.

Sales of substantial amounts of our common shares in the public markets, or the perception that such sales could occur, could reduce the market price of our common shares.

Sales of a substantial number of our common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of our common shares. As of December 1, 2021, we had 24,266,099 common shares outstanding. Of the 24,266,099 common shares outstanding as of December 1, 2021, approximately 13,202,411 shares are available for sale in the public market.

In addition, as of December 1, 2021 there were 1,672,770 common shares subject to outstanding options. We have registered all of the common shares issuable upon the exercise of outstanding options, upon the vesting of outstanding restricted stock and upon exercise or settlement of any other equity incentives we may grant in the future under our incentive plan under the Securities Act. Accordingly, these shares may be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, in some cases, subject to volume, manner of sale and other limitations of Rule 144 and the terms of our insider trading policy.

The resale of certain shares issued in the Envigo Acquisition to be covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.

The Shareholders Agreement which we entered with certain former shareholders of Envigo in connection with the Envigo Acquisition requires us to prepare and file and use our commercially reasonable efforts to cause to become effective no later than May 4, 2022 a registration statement registering the resale of 6,890,710 of our common shares held by the shareholders who are parties to the Shareholders Agreement. The resale registration statement will permit the resale of these shares at any time and without restriction, subject to applicable lock-up provisions in the Shareholders Agreement. The sale, or availability for sale, of our common shares in the public market may adversely affect the prevailing market price of our common shares and may impair our ability to raise additional equity capital. The resale of a substantial number of our common shares in the public market could adversely affect the market price for our common shares and make it more difficult for you to sell our common shares at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, the selling shareholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common shares could have a material adverse effect on our ability to raise additional equity capital.

The trading price and volume of our Common Shares may be volatile following the Envigo Acquisition.

The trading price and volume of our Common Shares may be volatile following completion of the Envigo Acquisition. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Shares. As a result, you may suffer a loss on your investment.

The market for the Common Shares will depend on a number of conditions, most of which we cannot control, including:

●	general economic conditions within the U.S. and internationally, including changes in interest rates;
●	general market conditions, including fluctuations in commodity prices;
●	domestic and international economic, legal and regulatory factors unrelated to Inotiv’s performance;
●	volatility in the financial markets or other global economic factors, including the impact of COVID-19;
●	actual or anticipated fluctuations in our quarterly and annual results and those of our competitors;

●	quarterly variations in the rate of growth of our financial indicators, such as revenue, EBITDA, net income and net income per share;
●	our businesses, operations, results and prospects;
●	our operating and financial performance;
●	future mergers and strategic alliances;
●	market conditions in CRO or research model industries;
●	changes in government regulation, taxes, legal proceedings or other developments;
●	shortfalls in the combined company’s operating results from levels forecasted by securities analysts;
●	investor sentiment toward the stock of animal breeding companies;
●	changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
●	failure to achieve the perceived benefits of the Envigo Acquisition, including financial results and anticipated synergies, as rapidly as or to the extent anticipated by financial or industry analysts;
●	speculation in the press or investment community;
●	the failure of research analysts to cover our Common Shares;
●	sales of our Common Shares by us, large shareholders or management, or the perception that such sales may occur;
●	changes in accounting principles, policies, guidance, interpretations or standards;
●	announcements concerning us or our competitors;
●	public reaction to our press releases, other public announcements and filings with the SEC;
●	strategic actions taken by competitors;
●	actions taken by our shareholders;
●	additions or departures of key management personnel;
●	maintenance of acceptable credit ratings or credit quality; and
●	the general state of the securities markets.

These and other factors may impair the market for the Common Shares and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for the Common Shares to fluctuate substantially, which may negatively affect the price and liquidity of the Common Shares. Many of these factors and conditions are beyond our control.

Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert management’s attention and resources and harm our business, operating results and financial condition.

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

ITEM 1B-UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2-PROPERTIES

As of September 30, 2021, we operated in the following locations, all of which we or one of our wholly owned subsidiaries own, except as otherwise indicated:

●	Our principal executive offices are located at 2701 Kent Avenue, West Lafayette, Indiana 47906, with approximately 120,000 total square feet of operations, manufacturing, administrative space and leased space, which leased space comprises approximately 50,000 square feet of the total. The leased space is leased to an unrelated third party that pays a market rental rate. Both the contract research services segment and the products segment conduct operations at this facility. The building has been financed by mortgages.
●	BAS Evansville Inc.’s operations are located in Evansville, Indiana. We occupy 10 buildings with roughly 96,000 square feet of operating and administrative space on 52 acres. Most of this site is engaged in nonclinical toxicology testing of developmental drugs in animal models. The contract research services segment conducts operations at this facility.
●	Seventh Wave Laboratories, LLC’s operations are located in Maryland Heights, MO. We occupy one building with approximately 50,000 square feet of operating and administrative space. We currently operate in approximately 35,000 square feet of this building, and we purchased the building in May 2021 to build out the remaining 15,000 square feet. We opened the newly constructed, scientific laboratories in November 2021 that will be used to support contract research services, and we expect to be fully utilizing all 50,000 square feet of the building by the second quarter of fiscal 2022. We also rent space at Saint Louis University for contract research services testing development drugs in animal models. The building has been financed by mortgages.
●	Gateway Pharmacology Laboratories, LLC’s operations are located in Chesterfield, MO. We occupy approximately 760 square feet of leased space used primarily for contract research services including pharmacology services.

●	BASi Gaithersburg, LLC’s operations are located in Gaithersburg, MD. We occupy two buildings with roughly 40,000 square feet of operating and administrative space. Most of this site is engaged in contract research services. These buildings are leased.
●	Bronco Research Services LLC’s operations are located in Fort Collins, CO. We occupy one building with approximately 24,000 square feet of operating and administrative space. This building is owned as well as the unoccupied lot next to the building. We also lease land and a building with approximately 13,000 square feet to house animal models. Most of this site is engaged in contract research services for the pharmaceutical and medical device industries. The building has been financed by mortgages.
●	Inotiv Boulder LLC’s operations are located in Boulder, CO. We occupy leased operating and administrative space in two buildings in Boulder, CO. Most of this site is engaged in contract research services. Additionally, we acquired Plato BioPharma in October 2021, which added approximately 10,000 square feet of leased space in Westminster, CO.

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

PART II

ITEM 5-MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of September 30, 2021, our common shares were traded on the NASDAQ Capital Market under the symbol “NOTV”. Prior to March 22, 2021, the common shares traded on the NASDAQ Capital Market under the symbol “BASi”.

Holders

As of December 1, 2021, there were 476 stockholders of record of our common shares. The number of record holders is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We did not pay any cash dividends on our common shares in fiscal years 2021 or 2020 and do not anticipate paying cash dividends in the foreseeable future. Dividends paid on our Series A preferred shares in prior periods are discussed in Note 3 to the Notes to Consolidated Financial Statements.

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

References to years or portions of years in this Item refer to our fiscal year ended September 30, unless otherwise indicated. The following amounts are in thousands, except share amounts, unless otherwise indicated.

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. Our growth initiatives include (1) acquisitions, (2) expansion of existing and acquired businesses, and (3) startup of new services. We acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, Inc. as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), acquired the substantially all of the assets of HistoTox Labs, Inc. (“HistoTox Labs”) on April 30, 2021 (the “HistoTox Acquisition”), acquired Bolder BioPATH, Inc. (“Bolder BioPATH”) on May 3, 2021 (the “Bolder Merger”), acquired certain assets related to genetic toxicology services from BioReliance in July, 2021 (the “BioReliance Acquisition”), and completed the purchase of all of the outstanding equity interests in Gateway Pharmacology Laboratories, LLC (“Gateway Laboratories”) on August 2, 2021 (the “Gateway Acquisition”). On September 21, 2021, we announced that we had entered into a merger agreement with Envigo RMS Holding Corp. (“Envigo”) and subsequently completed the acquisition of Envigo on November 5, 2021 (the “Envigo Acquisition”). We undertook an expansion of our facilities in Evansville, Indiana, which we began using for operations in March of 2020, we recently completed capital improvements to our Ft. Collins facility to facilitate growth, and in May 2021 we announced the purchase of our St. Louis facility with the build-out of an additional 15,000 square feet of wet laboratory and office space. We announced new service offerings which we are building internally and startup operations, including clinical pathology; SEND data reporting; cardiovascular safety pharmacology; genetic toxicology; biotherapeutics; and medical device histology and pathology. On April 23, 2021, we completed a public offering of our common stock and obtained funding to support these initiatives and other improvements to our laboratories, facilities and equipment in order to support future growth and enhance our scientific capabilities, client service offerings and client experiences. On September 27, 2021, we issued $140,000 principal amount of 3.25% Convertible Senior Notes due 2027 in connection with funding the cash purchase price of the Envigo acquisition. In addition, we have made other significant investments in upgrading facilities and equipment and filled critical leadership and scientific positions.

Over the last year, we also improved our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included establishing our new corporate name Inotiv, Inc., investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe these internal infrastructure initiatives, investments, acquisitions and recruiting efforts, combined with our existing team and the continuing development of our sales and marketing team, have led and will continue to lead to growth in revenue and the ability to improve the service offerings to our clients.

We recognize the recent investments in growth, continuing development of a strong leadership team, improving our platform, recruiting new employees, enhancing and building our scientific strength and adding services are critical to meeting the future expectations of our clients, employees and shareholders. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build.

Significant Accomplishments during the year ended September 30, 2021

●	Announced an initiative to broaden clinical pathology service offerings

●	Appointed Greg Beattie as Chief Operating Officer

●	Invested in laboratory infrastructure, data and study management technologies and internal expertise for SEND (Standard for Exchange of Nonclinical Data) capabilities

●	Invested in additional vivarium capacity at facility in West Lafayette, IN

●	Announced plans to expand offerings to include cardiovascular safety pharmacology

●	Changed corporate name to Inotiv, Inc.

●	Entered into a partnership with PhoenixBio Co., Ltd. to expand discovery pharmacology offering

●	Completed an underwritten public offering of 3,044,117 common shares at a price to the public of $17.00 per share, resulting in net proceeds to the Company of approximately $49,000, after deducting the underwriting discount and estimated offering expenses.

●	Obtained $28,000 in additional debt financing from First Internet Bank of Indiana.

●	Acquired substantially all of the assets of HistoTox Labs

●	Acquired Bolder BioPATH

●	Purchased the St. Louis facility and announced plans to expand capacity there

●	Joined the broad-market Russell 3000® Index and Russell 2000® Index

●	Acquired certain assets related to genetic toxicology services from BioReliance

●	Acquired Gateway Laboratories

●	Entered into and announced the Envigo Merger Agreement

●	Completed the issuance of $140,000 3.25% Convertible Senior Notes due 2027 to fund a portion of the cash purchase price of the Envigo Acquisition, resulting in net proceeds to the Company of approximately $134,500, after deducting the initial purchaser’s discounts and commissions and estimated offering expenses.

●	Broadened pathology services to include medical device pathology and hired Nicolette Jackson to lead the medical device pathology effort

Events subsequent to September 30, 2021

●	Obtained shareholder approval for an increase in our authorized shares and the issuance of our shares in the Envigo Acquisition

●	Completed the Envigo Acquisition by merger of a wholly owned subsidiary of ours with and into Envigo

●	Completed the acquisition of Plato BioPharma, Inc. (“Plato)

●	Pursuant to the Envigo Merger Agreement, we entered into a Shareholders Agreement with certain stockholders of Envigo, and our Board of Directors was expanded to seven members, including newly appointed members Nigel Brown, Ph.D. and Scott Cragg, pursuant to the terms of the Shareholders Agreement.

●	Entered into a new Credit Agreement (the “New Credit Agreement”) with Jefferies Finance LLC and the lenders who are parties to the New Credit Agreement, which provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000, and a revolving loan facility in the original principal amount of $15,000

●	Repaid all indebtedness due to First Internet Bank under its credit facility using borrowings under the New Credit Agreement

Our financial results for fiscal 2021 were positively impacted by increases in sales and gross margins from the internal growth the Company has experienced in the Service business as well as the acquisition of substantially all of the assets of HistoTox Laboratories, and the acquisitions of Bolder BioPATH and Gateway Laboratories. During the year ended September 30, 2021, we saw an increase in operating expenses as a percentage of revenue compared to the year ended September 30, 2020 as we continued to build infrastructure for growth, which included additional headcount, recruiting and relocation expenses, expenses related to acquisition and integration costs and investments in building out new service offerings. In addition, the financial results were positively impacted by the Products segment of the business as expense reductions implemented in last half of fiscal year 2020 improved margins.

Notwithstanding the COVID-19 pandemic, we have maintained and grown our operations. As part of the “essential critical infrastructure” industry, we believe we continue to have a special responsibility to maintain business continuity and a normal work schedule to the greatest extent practicable. We are doing the important work of supporting our clients in their efforts towards drug discovery and development, including working with multiple clients, at our multiple sites, on a variety of therapy or vaccine candidates for COVID-19 and many other lifesaving medicines.

In the second fiscal quarter of 2020, our team implemented measures to promote a safe working environment and mitigate risk related to COVID-19, including allowing for work-from-home arrangements where possible, while continuing to support each other and our clients. Among other initiatives related to COVID-19, the Company applied for and accepted funds from the SBA Payroll Protection Program (“PPP”) as part of the CARES Act. The PPP loan was received in April 2020 in the amount of $5,051. The funds were used over the eight weeks following the receipt of the funds for payroll, utility and rent expenses, in step with our business continuity measures and as allowed under the PPP. The Company’s application for the forgiveness of the PPP loan in the amount of $4,851 was approved in July 2021.

We believe that the acquisitions of HistoTox Labs, Bolder BioPATH, Gateway Laboratories, Plato and Envigo, together with the availability under our New Credit Agreement, which we intend to use for future acquisitions, internal expansion initiatives and startup of new services, will drive significant long-term value for our customers and shareholders.

Business Overview

We specialize in nonclinical and analytical drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sell analytical instruments to the pharmaceutical development and contract research industries. Our mission is to focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical R&D projects, all while working together to build a healthier and safer world. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the U.S. Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. We have been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 47 years since our formation as a corporation organized in Indiana in 1974, under the name Bioanalytical Systems, Inc. On March 18, 2021, we filed Articles of Amendment to our Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc.

We support both the non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also provide services to biotherapeutics and device companies. We believe that our scientists have the skills in analytical instrumentation development, chemistry, computer software development, pharmacology, histology, pathology, physiology, medicine, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, pharmacology, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small startup biotechnology companies to some of the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing therapies.

Developments within the industries we serve have a direct, and sometimes material, impact on our operations. Currently, many large pharmaceutical companies have major "blockbuster" drugs that are nearing the end of their patent protections. This puts significant pressure on these companies to discover, acquire or develop new drugs with large market opportunity, and to re-evaluate their cost structures and the time-to-market of their products. Contract research organizations have benefited from these developments, as the pharmaceutical industry has turned to outsourcing to both reduce fixed costs and to increase the speed of research and data development necessary for new product applications. The number of significant drugs that have reached or are nearing the end of their patent protection has also benefited the generic drug industry. Generic drug companies provide a significant source of new business for CROs as they develop, test and manufacture their generic compounds.

A significant portion of innovation in the pharmaceutical industry is now driven by smaller, venture capital funded drug discovery companies. Many of these companies are "single-molecule" entities, whose success depends on one or a few innovative compounds. While several biotech companies have reached the status of major pharmaceutical companies, the industry is still characterized by numerous smaller entities. These developmental companies generally do not have the resources to perform much of their research within their organizations and are therefore increasingly dependent on the CRO industry for both their research and for guidance in preparing their regulatory submissions. These companies have provided significant new opportunities for the CRO industry, including Inotiv. We believe that we are ideally positioned to serve these clients as they look for alternatives to the large CROs that cater primarily to the large pharmaceutical company segment of the marketplace.

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In fiscal 2021, total revenues increased to $89,605 from $60,469, a 48.2% increase from fiscal 2020. Acquired businesses contributed approximately $11,800 of the increased revenue amount, while the remainder was from organic growth, primarily in our services business. In fiscal 2020, delayed and postponed programs negatively impacted revenue by approximately $2,000. We did not experience a significant impact from program delays and postponements in fiscal 2021. Gross profit increased to $30,155 from $18,237, a 65.4% increase due primarily to improved margins after covering fixed cost. Operating expenses were higher by 68.0% in fiscal 2021 compared to the prior fiscal year. The most notable growth in operating expenses is related to our investment and focus to continue to build our infrastructure for growth, which included additional headcount, recruiting and relocation expense, transaction costs related to the HistoTox Labs, Bolder BioPATH, Gateway Laboratories, Envigo and Plato acquisitions, and investments in business development to build out new service offerings.

As of September 30, 2021, we had $156,924 of cash and cash equivalents, including restricted cash, as compared to $1,406 of cash and cash equivalents as of September 30, 2020. The increase in cash is primarily due to net proceeds received in connection with the convertible senior notes issued on September 27, 2021, which were used in the first quarter of fiscal 2022 to pay a portion of the cash consideration in the Envigo Acquisition. In fiscal 2021, we generated $10,740 in cash from operations as compared to $1,290 in the same period in fiscal 2020. Total capital expenditures were $12,472 in fiscal 2021 primarily due to investments in the acquisition and expansion of the St. Louis facility, facility improvements at the Fort Collins location and investments in laboratory equipment to increase capacity at all locations.

As of September 30, 2021, we did not have an outstanding balance on our $5,000 general line of credit, and we had a $1,749 balance on our $3,000 capex line of credit. As described herein, we incurred indebtedness in connection with financing acquisitions and planned expansions of facilities and services. Please refer to the Liquidity and Capital Resources section herein for a description of our credit agreements.

In fiscal 2022, we expect certain trends and risks to potentially affect our business. General risks to the company are shared by the industry as well. Increased demand and decreased supply of certain critical research models affects the ability to procure these models in support of our clients’ projects. The acquisition of Envigo enhances our ability to secure access to these critical resources. We expect also to see inflationary impacts on costs of supplies and wage inflation, particularly affecting entry to mid-level positions, with a subsequent impact on pricing. We expect continued challenges in hiring staff at all levels.

For a detailed discussion of our revenue, margins, earnings and other financial results for fiscal 2021, see “Results of Operations” below.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Year Ended September 30,
	2021	2020
Services revenue	95.8%	94.6%
Products revenue	4.2	5.4
Total revenue	100.0%	100.0%

Cost of services revenue (a)	66.7	70.0
Cost of products revenue (a)	58.0	67.6
Total cost of revenue	66.3	69.8

Gross profit	33.7	30.2
Operating expenses	39.9	35.2
Operating loss	(6.3)	(5.1)

Other income (expense)	13.1	(2.4)
Income (loss) before income taxes	6.8	(7.5)
Income tax benefit	(5.3)	0.2
Net income (loss)	12.2%	(7.7)%
(a)	Percentage of service and product revenues, respectively.

Fiscal 2021 Compared to Fiscal 2020

Services and Products Revenues

Revenues for the fiscal year ended September 30, 2021 increased 48.2% to $89,605 compared to $60,469 for the fiscal year ended September 30, 2020.

Our Services revenue increased 50.1% in fiscal 2021 to $85,832 compared to $57,177 for the prior fiscal year. Nonclinical services revenues increased due to internal growth year over year as well as the acquisition of substantially all of the assets of HistoTox Laboratories, and the acquisitions of Bolder BioPATH and Gateway Laboratories. Additionally, we had an estimated $2,000 decrease in Service revenue during fiscal 2020 due to program delays or postponements by clients as a result of the COVID-19 pandemic We did not experience significant impact from program delays and postponements in fiscal 2021. Other laboratory services revenues increased due to internal growth and external growth due to the acquisitions of Bolder BioPATH, HistoTox Labs, and Gateway Laboratories. The following table shows revenue information by Service Category for the periods indicated.

	Fiscal Year Ended
	September 30,
	2021	2020	Change	%
Bioanalytical analysis	$8,013	$7,415	$598	8.1%
Nonclinical services	63,439	46,968	16,471	35.1%
Other laboratory services	14,380	2,794	11,586	414.7%
	$85,832	$57,177	$28,655

Sales in our Products segment increased 14.6% in fiscal 2021 when compared to fiscal 2020. The increase stems primarily from increased sales of analytical instruments as these instruments are used for a variety of research markets, including COVID-19 related research applications. The increase was partially offset by decreased sales of our Culex automated in vivo sampling instruments and other instruments. The decrease is primarily due to a reduction of orders from universities as they closed and reduced purchasing due to the COVID-19 pandemic and our inability to go on site to install and service client instruments. The following table shows revenue information by Product category for the periods indicated.

	Year Ended
	September 30,
	2021	2020	Change	%
Culex, in-vivo sampling systems	$996	$1,026	$(30)	(3)%
Analytical instruments	2,396	1,839	557	30.3%
Other instruments	381	427	(46)	(10.8)%
	$3,773	$3,292	$481

Cost of Revenue

Cost of revenue for the year ended September 30, 2021 was $59,450 or 66.3% of revenue compared to $42,232 or 69.8% of revenue for the prior fiscal year.

Cost of Services revenue as a percentage of Services revenue decreased to 66.7% in fiscal 2021 compared to 70.0% in the prior fiscal year due primarily to improved operating leverage and the greater utilization of recently expanded capacity.

Cost of Products revenue as a percentage of Products revenue in fiscal 2021 decreased to 58.0% from 67.6% in the prior fiscal year. This decrease in fiscal 2021 is mainly due to expense reductions implemented in the last half of fiscal 2020, which created improved margins on existing sales and improved margins after covering fixed cost.

Operating Expenses

Selling expenses for fiscal 2021 increased 4.3% to $3,517 from $3,373 compared to fiscal 2020. The increase in fiscal 2021 as compared to the same period in the prior year is mainly due to increased commissions due to increased sales and increased travel expenses, which have been partially offset by the reduction of non-recurring costs of nearly $190 related to the launch of the trade name “Inotiv” prior to the formal change of our corporate name in March 2021.

Research and development expenses for fiscal 2021 decreased 34.4% compared to the prior fiscal year to $405 from $617. The decrease was primarily due to lower internal development investments in product technology compared to fiscal 2020.

Costs related to the development and initiation of new service offerings that are not revenue generating at this time are being identified as Startup costs. During fiscal year 2021, we increased our investments in software solutions and human resources to support existing internal expertise in the area of SEND data management and delivery investments in SEND reporting, safety pharmacology, clinical pathology, medical device pathology, biotherapeutics, and genetic toxicology. These expenses include, but are not limited to, employee compensation expenses, travel expenses, relocation expenses, and recruiting expenses. While certain of these costs are one-time in nature, there are certain costs (e.g. employee compensation expenses) that will be expected to recur once the new offerings are revenue generating at which time the related costs will be included in cost of services on the consolidated statements of operations. Startup costs for the year ended September 30, 2021 were $1,477 as compared to $333 for the year ended September 30, 2020. The increase reflects increased activity in connection with the development of new service offerings in the current year. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

General and administrative expenses increased 78.9% to $30,375 in fiscal 2021 from $16,977 in fiscal 2020. The increase was mainly driven by transaction costs for the acquisitions related to HistoTox Labs, Bolder BioPATH, BioReliance, Gateway Laboratories, Envigo and Plato, as well as an increase in costs to build the infrastructure for growth, which included additional headcount, recruiting and relocation expense and investments in new service offerings. In addition, we announced investments being made in laboratory infrastructure and data and safety management technologies through a partnership with Centric Consulting, LLC.

Other Income (Expense)

Other income for fiscal 2021 was $13,421 primarily due to a gain of $8,362 resulting from the fair value remeasurement of the conversion feature of the convertible senior notes as described in Notes 2 and 7 to our consolidated financial statements included in response to Item 8 of this report, and a gain of $4,851 related to the PPP loan forgiveness in the year ended September 30, 2021. We did not have significant items recorded in other income for the year ended September 30, 2020.

Interest expense for fiscal 2021 increased 13.0% to $1,683 from $1,490 compared to the prior fiscal year. The increase was driven by our credit arrangements with First Internet Bank, as we entered into new financing arrangements, including as part of the acquisitions related to HistoTox Labs and Bolder BioPATH as well as the acquisition and expansion of our St. Louis Facility, which added related debt and increased interest expense. Additionally, we entered into senior convertible notes in late September that added additional expense of $88.

Income Taxes

Our effective tax rates for continuing operations for fiscal years 2021 and 2020 were (78.0%) and (3.2%), respectively. The effective tax rate for fiscal 2021 relates primarily to acquisition-related deferred tax liabilities resulting in the release of pre-existing valuation allowances and resulted in income tax benefit of $4,776 for the year ended September 30, 2021. The effective tax rate for fiscal 2020 primarily related to state income and franchise taxes.

Accrued Expenses

As part of a fiscal 2012 restructuring, we accrued for lease payments at the cease use date for our United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to our improvements. Based on these matters, we had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During fiscal 2021, the Company released all of the remaining reserve for lease related liabilities. At September 30, 2021 and 2020, we had $0 and $168, respectively, reserved for the remaining liability. The reserve was classified as a current liability on the Consolidated Balance Sheets for the year ended September 30, 2020.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

As of September 30, 2021, we had cash and cash equivalents, including restricted cash, of $156,924 compared to $1,406 as of September 30, 2020. In addition, as of September 30, 2021, we had $5,000 available on our general line of credit and $1,251 available on our capex line of credit. As of September 30, 2020, we had $5,000 available on our general line of credit, and $387 available on our capex line of credit.

Net cash provided by operating activities was $10,740 for the year ended September 30, 2021, compared to net cash provided by operating activities of $1,290 for the year ended September 30, 2020. Contributing factors to our cash provided by operations for fiscal 2021 were noncash charges of $6,268 for depreciation and amortization, $1,786 for stock compensation expense, $184 of finance lease interest expense, $208 for provision for doubtful accounts, $98 for decrease in inventories as well as net increases in customer advances of $14,554 as a result of increasing orders and the addition of orders from the HistoTox Labs, Bolder BioPATH and Gateway Laboratories acquisitions, a net increase of $2,619 in accounts payable, and a net increase of $5,103 in accrued expenses and other liabilities. These items were partially offset by an increase of $11,951 in accounts receivable, a gain of $8,362 on the fair value remeasurement of the convertible senior notes, a gain of $4,985 from tax benefits resulting from the release of a valuation allowance related to fiscal 2021 acquisitions, the PPP loan forgiveness of $4,851, an increase of $780 in prepaid expenses and other assets and a net change of $54 in operating leases.

Days’ sales in accounts receivable increased to 84 days at September 30, 2020 from 56 days at September 30, 2020 due to past-due receivables acquired during fiscal 2021, as well an increase in overall receivables due to price increases and increased revenues in fiscal 2021. It is not unusual to see a fluctuation in the Company’s pattern of days’ sales in accounts receivable as invoicing is based on billing milestones and may not be consistent with the timing of revenue recognition. Also, clients may expedite or delay payments from period-to-period for a variety of reasons including, but not limited to, the timing of capital raised to fund on-going research and development projects.

Included in operating activities for fiscal 2020 were noncash charges of $3,929 for depreciation and amortization, $540 for stock option expense, $145 of amortization of finance lease, $211 change on operating lease, $180 for provision for doubtful accounts, $395 for decrease in inventories  and a net increase in customer advances of $4,315 due to an increase in new orders as well as the addition of orders from the PCRS Acquisition. These items were partially offset by an increase of $620 in accounts receivable, an increase of $1,149 in prepaid expenses and other assets, and a decrease of $2,047 in accounts payable.

Investing activities used $54,054 for the year ended September 30, 2021 due mainly to capital expenditures of $12,472 and cash paid of $22,389, $17,530 and $1,665 for the HistoTox Labs, Bolder BioPATH and Gateway Laboratories acquisitions, respectively. The capital additions during fiscal 2021 consisted of investments in the acquisition and expansion of the St. Louis facility, facility improvements at the Fort Collins location and the investment in laboratory equipment to increase capacity at all locations. Investing activities used $10,131 in fiscal 2020 due mainly to capital expenditures of $6,200 and $3,931 cash paid for the PCRS Acquisition. The capital additions during fiscal 2020 consisted of investments in the Evansville expansion, investments in Gaithersburg capacity, upgrades in software as well as laboratory and IT equipment.

Financing activities provided $198,832 in the year ended September 30, 2021, compared to $9,641 provided during the year ended September 30, 2020. The cash provided in fiscal 2021 included gross proceeds from the issuance of the convertible senior notes of $140,036, including $18,000 of restricted cash, proceeds from the issuance of common stock of $48,971 and borrowings on long-term loans of $20,441, partially offset by payments of long-term loans of $4,153, as well as proceeds of $246 from the issuance of stock options. The PPP loan repayment of $200, finance lease payments of $286 and payment of debt issuance cost of $6,223 also contributed to the use of cash. The main sources of cash in fiscal 2020 were from borrowings on the long-term loan of $8,777, funds received from the PPP loan of $5,051 and borrowings on the Construction loan and Capex lines of credit of $1,287 and $2,906, respectively. Total long-term loan payments were $1,847 and net repayments on the Revolving Credit facility were $1,062. Finance lease payments of $319 and payment of debt issuance cost of $127 also contributed to the use of cash.

Capital Resources

Credit Facility

Effective as of September 21, 2021, we entered into a Second Amendment to Amended and Restated Credit Agreement (the "Amendment"), which amended the Amended and Restated Credit Agreement between us and First Internet Bank of Indiana (“FIB”) as amended (the "Credit Agreement"). Pursuant to the Amendment, FIB consented to the incurrence by us of up to $150,000,000 of indebtedness pursuant to an indenture to be entered into among us, BAS Evansville, Inc. ("BAS Evansville"), as guarantor, and U.S. Bank National Association, as trustee (the "Indenture"), and to the guarantee of such indebtedness by BAS Evansville, provided that $18,000,000 of the proceeds of the issuance of notes under the Indenture was deposited in an account with the Lender and that all remaining proceeds of such issuance must be used solely for the purpose of financing the Envigo Acquisition as described in Note 16.  In addition, the Amendment amended the Credit Agreement to (i) add the notes issued under the Indenture as permitted indebtedness, (ii) exclude Subordinated Debt (as defined in the Credit Agreement) and, through the earlier of (a) a certain determination that the Envigo Acquisition shall not be consummated or (b) March 31, 2022, the indebtedness incurred pursuant to the Indenture from the calculation of the Senior Funded Debt to Adjusted EBITDA Ratio (as defined in the Amendment) and modified the financial ratio covenants to provide for the treatment of operating leases as operating leases (and not capital leases) in the calculation thereof, regardless of the requirements of FASB ASC 842 or other GAAP changes.  The Amendment includes an agreement by us to repay all of our obligations under the Indenture within 90 days following the earlier of (a) a certain determination that the Envigo Acquisition shall not be consummated or (b) March 31, 2022. We consummated the Envigo Acquisition and repaid all of our obligations under the FIB Credit Facility in November 2021 as described in Note 16.

On April 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”) to, among other things, secure additional debt financing in order to fund portions of the consideration for the HistoTox Labs acquisition and the Bolder merger. The Credit Agreement included eleven term loans (the “Term Loans” ), an equipment draw loan (the “Equipment Loan”), and a revolving line of credit (the “Revolving Facility”). On May 26, 2021, we and FIB entered into an amendment to the Credit Agreement to, among other things, provide a new term loan facility to finance the acquisition and refurbishment of our St. Louis facility, which we had previously leased. The material terms of each of the loans under the Credit Agreement, as amended, are described in Note 7 to our Consolidated Financial Statements included in response to Item 8 of this Report.

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

The obligations of us under the Credit Agreement are secured by all of our assets and are guaranteed by each of our subsidiaries and secured by the assets thereof. We have also obtained a life insurance policy in an amount not less than $5,000 for our President and Chief Executive Officer and provided FIB an assignment of such life insurance policy as collateral.

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of our subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein. Each of these notes is subordinated to the indebtedness under the Credit Agreement. Each of these notes described in Note 7 to our Consolidated Financial Statements included in response to Item 8 of this Report.

PPP Loan

On April 23, 2020, we were granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the PPP Loan called for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment was due on April 16, 2022. We applied for forgiveness of the loan in the amount of $4,851, and on July 16, 2021, received notice from Huntington Bank that the SBA had approved the application for forgiveness of the PPP Loan in the full amount requested. We recorded a gain on the extinguishment of debt in the amount of $4,851 included in other income in the consolidated statements of operations for the year ended September 30, 2021.

Convertible Senior Notes

On September 27, 2021, we issued $140,000 principal amount of our 3.25% Convertible Senior Notes due 2027. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among us, the guarantor named therein and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between us and the initial purchaser of the Notes, we granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $15,000 principal amount of Notes. The Notes issued on September 27, 2021 include $15,000 principal amount of Notes issued pursuant to the full exercise by the initial purchaser of such option. We used the net proceeds from the offering of Notes, together with borrowings under a new senior secured term loan facility, to fund the cash purchase price of the Envigo Acquisition and related fees and expenses. The material terms of the convertible senior notes are described in Note 7 to our Consolidated Financial Statements included in response to Item 8 of this Report.

Lease

On January 28, 2015, we entered into a lease agreement with Cook Biotech, Inc. The lease agreement has and will provide us with additional cash in the range of approximately $50 per month during the first year of the initial term to approximately $57 per month during the final year of the initial term.

Our sources of liquidity for fiscal 2022 are expected to consist primarily of cash generated from operations, cash on-hand, and additional borrowings available under our New Credit Agreement. Research services are capital intensive. The investment in equipment, facilities and human capital to serve our markets is substantial and continuing. Rapid changes in automation, precision, speed and technologies necessitate a constant investment in equipment and software to meet market demands. We are also impacted by the heightened regulatory environment and the need to improve our business infrastructure to support our operations, which will necessitate additional capital investment. Our ability to generate capital to reinvest in our capabilities and to obtain additional capital if and as needed through financial transactions is critical to our success. Sustained growth will require additional investment in future periods. Positive cash flow and access to capital will be important to our ability to make such investments. Management believes that the resources described above will be sufficient to fund operations, planned capital expenditures and working capital requirements over the next twelve months.

Inflation

We do not believe that inflation has had a material adverse effect on our business, operations or financial condition.

Critical Accounting Policies and Significant Judgments and Estimates

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these financial statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Certain significant accounting policies applied in the preparation of the financial statements require management to make difficult, subjective or complex judgments, and are considered critical accounting policies. We have identified the following areas as critical accounting policies.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, we disaggregate our revenue from clients into three revenue streams, service revenue, product revenue and royalties. At contract inception we assess the services promised in the contract with the clients to identify performance obligations in the arrangements.

Service revenue

We enter into contracts with clients to provide drug discovery and development services with payments based on mainly fixed-fee arrangements.  We also offer archive storage services to our clients.

Our fixed fee arrangements may involve nonclinical research services (toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. We generally bill for services on a milestone basis. These contracts represent a single performance obligation and due to our right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within customer advances on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings.

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

Product revenue

Our products can be sold to multiple clients and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation. Certain products have maintenance agreements available for clients to purchase. These are typically billed in advance and are accounted for as deferred revenue, are recognized ratably over the applicable maintenance period and are included in customer advances on the consolidated balance sheet.

Royalty revenue

We have an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. We receive royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter. Royalty revenue is included in service revenue on the consolidated statements of operations. Total royalty revenue recognized was $377 and $641 in the years ended September 30, 2021 and 2020, respectively.

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

We carry goodwill at cost. Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill is not amortized. At September 30, 2021 and 2020, respectively, the remaining recorded goodwill was $51,927 and $4,368. The increase is primarily attributable to the HistoTox Labs Acquisition and the Bolder Merger as described in Note 12 to our Consolidated Financial Statements included in response to Item 8 of this Report.

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

We had one reporting unit with goodwill at September 30, 2021 which was our Services business, which is included in our Services operating segment, based on the discrete financial information available which is reviewed by management. An annual goodwill impairment test was performed for the Services reporting unit at September 30, 2021 and there was no indication of impairment. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing after fiscal year-end.

At September 30, 2021, the intangible assets subject to amortization totaled $24,233 as compared to $4,261 at September 30, 2020. The increase in intangible assets relates to the HistoTox Labs, Bolder BioPATH, BioReliance and Gateway Laboratories acquisitions as described in Note 12 to our Consolidated Financial Statements included in response to Item 8 of this Report.

Leases

We have various operating and finance leases for facilities and equipment. Facilities leases provide office, laboratory, warehouse, or land, the company uses to conduct its operations. Facilities leases range in duration from two to ten years, with either renewal options for additional terms as the initial lease term expires, or purchase options. Facilities leases are considered as either operating or financing leases.

Equipment leases provide for office equipment, laboratory equipment or services the company uses to conduct its operations. Equipment leases range in duration from 30 to 60 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.

We record a right-of-use (“ROU”) asset and lease liability for substantially all leases for which we are a lessee, in accordance with ASU 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, we consider all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

Our significant accounting policies, including new accounting pronouncements, are described in more detail in Note 2 of the Notes to Consolidated Financial Statements included in response to Item 8 of this Report.

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INOTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138,924	$1,406
Restricted cash	18,000	—
Accounts receivable
Trade, net of allowance of $668 at September 30, 2021 and $561 at September 30, 2020	20,734	8,681
Unbilled revenues and other	7,630	2,142
Inventories, net	602	700
Prepaid expenses and other current assets	3,129	2,371
Total current assets	189,019	15,300
Property and equipment, net	47,978	28,729
Operating lease right-of-use assets, net	8,358	4,001
Finance lease right-of-use assets, net	60	4,778
Goodwill	51,927	4,368
Other intangible assets, net	24,233	4,261
Other assets	281	156
Total assets	$321,856	$61,593
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,163	$3,196
Accrued expenses	8,777	2,856
Current portion of contingent liability	167	—
Customer advances	26,614	11,392
Capex line of credit	1,749	2,613
Current portion on long-term operating lease	1,959	866
Current portion of long-term finance lease	24	4,728
Current portion of long-term debt	9,656	5,991
Total current liabilities	55,109	31,642
Long-term operating leases, net	6,554	3,344
Long-term finance leases, net	39	44
Long-term portion of contingent liability	473	—
Long-term debt, less current portion, net of debt issuance costs	154,209	18,826
Deferred tax liabilities, net	344	141
Total liabilities	216,728	53,997
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Preferred shares, authorized 1,000,000 shares, no par value:
No Series A shares at September 30, 2021 and 25 shares at September 30, 2020 issued and outstanding at $1,000 stated value	—	25
Common shares, no par value:
Authorized 19,000,000 shares; 15,931,485 issued and outstanding at September 30, 2021 and 10,977,675 at September 30, 2020	3,945	2,706
Additional paid-in capital	112,198	26,775
Accumulated deficit	(11,015)	(21,910)
Total shareholders’ equity	105,128	7,596
Total liabilities and shareholders’ equity	$321,856	$61,593

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Years Ended
	September 30,
	2021	2020
Service revenue	$85,832	$57,177
Product revenue	3,773	3,292
Total revenue	89,605	60,469

Cost of service revenue	57,262	40,006
Cost of product revenue	2,187	2,226
Total cost of revenue	59,449	42,232

Gross profit	30,156	18,237
Operating expenses:
Selling	3,517	3,373
Research and development	405	617
Startup costs	1,477	333
General and administrative	30,375	16,977
Total operating expenses	35,774	21,300

Operating loss	(5,618)	(3,063)

Interest expense	(1,683)	(1,490)
Other income	13,420	15
Net income (loss) before income taxes	6,119	(4,538)

Income tax (benefit) expense	(4,776)	147

Net income (loss)	$10,895	$(4,685)
Basic net income (loss) per share	$0.83	$(0.43)

Diluted net income (loss)	$2,573	(4,685)
Diluted net income (loss) per share	$0.19	$(0.43)

Weighted common shares outstanding:
Basic	13,191	10,851
Diluted	13,865	10,851

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

					Additional		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	shareholders’
	Number	Amount	Number	Amount	capital	deficit	equity
Balance at September 30, 2019	35	$35	10,510,694	$2,589	$25,183	$(17,097)	$10,710
Adoption of accounting standard	—	—	—	—	—	(128)	(128)
Net loss	—	—	—	—	—	(4,685)	(4,685)
Stock issued in acquisition	—	—	240,000	60	1,073	—	1,133
Stock based compensation	—	—	108,233	29	511	—	540
Stock option exercises	—	—	113,748	27	(1)	—	26
Preferred stock conversion	(10)	(10)	5,000	1	9	—	—
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$7,596
Net income	—	—	—	—	—	10,895	10,895
Stock issued in acquisitions	—	—	1,633,558	409	35,224	—	35,633
Stock based compensation	—	—	129,385	32	1,754	—	1,786
Stock option exercises	—	—	134,250	34	212	—	246
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—
Equity Raise, net of fees of $2,776	—	—	3,044,117	761	48,211	—	48,972
Balance at September 30, 2021	—	$—	15,931,485	$3,945	$112,198	$(11,015)	$105,128

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$10,895	$(4,685)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	6,268	4,074
Change on operating lease	(54)	211
Employee stock compensation expense	1,786	540
Provision for doubtful accounts	208	180
Gain on extinguishment of PPP loan	(4,851)	—
Gain on fair value remeasurement of convertible senior notes	(8,362)	—
Gain on tax benefit due to acquisitions	(4,985)	—
Other non-cash operating activities	14	10
Financing lease interest expense	184	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(11,951)	(620)
Inventories	98	395
Income tax accruals	—	184
Prepaid expenses and other assets	(780)	(1,149)
Accounts payable	2,619	(2,047)
Accrued expenses	5,103	(130)
Customer advances	14,554	4,315
Other asset and liabilities, net	—	12
Net cash provided by operating activities	10,746	1,290

Investing activities:
Capital expenditures	(12,472)	(6,200)
Proceeds from sale of equipment	2	—
Cash paid in acquisitions, net of cash received	(41,590)	(3,931)
Net cash used in investing activities	(54,060)	(10,131)

Financing activities:
Payments on finance lease liability	(286)	(319)
Repayment of PPP loan	(200)	—
Payments of long-term borrowings	(4,153)	(1,847)
Payments of debt issuance costs	(6,223)	(127)
Payments on revolving line of credit	—	(25,325)
Borrowings on revolving line of credit	—	24,263
Borrowings on construction loans	—	1,287
Borrowings on capex lines of credit	2,136	2,906
Borrowings on long-term loan	18,305	8,777
Proceeds from issuance of convertible senior notes	122,036	—
Proceeds from issuance of convertible senior notes, restricted cash	18,000	—
Proceeds from exercise of stock options	246	26
Proceeds from issuance of common stock, net	48,971	—
Net cash provided by financing activities	198,832	9,641

Net increase in cash and cash equivalents	155,518	800
Cash, cash equivalents, and restricted cash at beginning of period	1,406	606
Cash, cash equivalents, and restricted cash at end of period	$156,924	$1,406

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,267	$1,039
Acquisitions:
Assets acquired	$91,479	$6,442
Liabilities assumed	(14,255)	(1,378)
Common shares issued	(35,634)	(1,133)
Cash paid	$41,590	$3,931

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share amounts, unless otherwise indicated)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into three revenue streams, service revenue, product revenue and royalties. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements. In accordance with ASC 606, the Company determines appropriate revenue recognition by completing the following steps: (i) identification of the contract(s) with a customer; (ii)  identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when or as the Company satisfies a performance obligation.

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

Royalty revenue

The Company has an agreement with Teva Pharmaceuticals (formerly Biocraft Laboratories, Inc,) which manufactures and markets pharmaceutical products. The Company receives royalties in accordance with sales of certain pharmaceuticals that Teva manufactures and sells. The royalties are received on a quarterly basis and the revenue is recognized over the quarter as earned. Royalty revenue is included in service revenue on the consolidated statements of operations. Total royalty revenue recognized was $377 and $641 in the years ended September 30, 2021 and 2020, respectively.

The following table presents changes in the Company’s contract assets for the years ended September 30, 2021 and 2020. The contract assets are included in the unbilled revenues line item on the consolidated balance sheets for the years ended September 30, 2021 and 2020.

	Fiscal year ended
	September 30,
	2021	2020
Opening balance	$1,879	$2,119
Additions	6,985	2,511
Deductions	(2,670)	(2,751)
Ending balance	$6,194	$1,879

The following table presents changes in the Company’s contract liabilities for the years ended September 30, 2021 and 2020. The contract liabilities are included in the customer advances line item on the consolidated balance sheets for the years ended September 30, 2021 and 2020.

	Fiscal year ended
	September 30,
	2021	2020
Opening balance	$11,392	$6,726
Additions	208,377	106,956
Deductions	(193,155)	(102,290)
Ending balance	$26,614	$11,392

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At times, cash in the bank deposit may exceed federally insured limits.

Restricted Cash

Restricted cash generally consists of amounts held by our creditors.  For the year ended September 30, 2021, the Company had $18,000 of restricted cash held by First Internet Bank of Indiana pursuant to its credit facility with the Company.

Accounts Receivable

The Company evaluates the creditworthiness of its customers on a periodic basis, monitors economic conditions, and calculates allowances for estimated credit losses on its trade receivables on a quarterly basis using an expected credit loss model. The Company assesses whether collectability is probable at the time of sale and on an ongoing basis. Collateral is generally not required. The risk associated with this concentration is mitigated by the Company’s ongoing credit-review procedures. The Company’s allowance for doubtful accounts was $668 and $561 at September 30, 2021 and 2020, respectively. A summary of activity in our allowance for doubtful accounts is as follows:

	Fiscal year ended September 30,
	2021	2020
Opening balance	$561	$1,759
Charged to expense	208	180
Uncollectible invoices written off	(77)	(1,378)
Amounts collected	(24)	—
Ending balance	$668	$561

Inventories

Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) cost method of accounting. The Company evaluates inventory on a regular basis to identify inventory on hand that may be obsolete or in excess of current and future projected market demand. For inventory deemed to be obsolete, we provide a reserve. Inventory that is in excess of current and projected use is reduced by an allowance to a level that approximates the estimate of future demand. A summary of activity in our inventory obsolescence is as follows for the years ended September 30, 2021 and 2020:

	Fiscal year ended September 30,
	2021	2020
Opening balance	$177	$198
Provision for slow moving and obsolescence	10	84
Write-off of obsolete and slow moving inventory	(47)	(105)
Closing balance	$140	$177

Property and Equipment

The Company records property and equipment acquired as part of business combinations at fair value while other property and equipment is recorded at cost, including interest capitalized during the period of construction of major facilities. Depreciation, including amortization on capital leases, is computed using the straight-line method over the estimated useful lives of the assets, which we estimate to be: buildings and improvements, 34 to 40 years; machinery and equipment, 5 to 10 years, and office furniture and fixtures, 10 years. Expenditures for maintenance and repairs are expensed as incurred unless the life of the asset is extended beyond one year, which would qualify for asset treatment. Depreciation and amortization expense was $6,268 in fiscal 2021 and $4,074 in fiscal 2020. Property and equipment, net, as of September 30, 2021 and 2020 consisted of the following:

	As of September 30,
	2021	2020
Land and improvements	$2,276	$1,755
Buildings and improvements	40,169	29,813
Machinery and equipment	36,743	27,500
Office furniture and fixtures	1,338	828
Construction in progress	3,725	718
	84,251	60,614
Less: accumulated depreciation	(36,273)	(31,885)
Net property and equipment	$47,978	$28,729

Right-of-use assets

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

The Company carries goodwill at cost and is not amortized.

The Company reviews goodwill for impairment on an annual basis and when impairment indicators are present in accordance with ASC 350, Intangibles- Goodwill and Other. Goodwill may be impaired if the carrying amount of a reporting unit exceeds the fair value of that reporting unit, calculated as based on discounted cash flows. An impairment charge would be recorded for the excess, if any, of the reporting unit's carrying amount over its fair value, but not to exceed the total amount of goodwill allocated to the reporting unit. The estimated fair value, and any potential impairment, is based on a number of assumptions, including, but not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, other relevant entity-specific events, events affecting a reporting unit and, if applicable, a sustained decrease in share price. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain risks.

The Company had one reporting unit with goodwill at September 30, 2021, our Services business, which is included in our Services operating segment based on the discrete financial information available, which is reviewed by management. An annual goodwill impairment assessment was performed for the Services reporting unit at September 30, 2021 and there was no indication of impairment. There have been no significant events since the timing of our impairment assessment that would have triggered additional impairment testing after fiscal year-end.

Other intangible assets with definite lives are stated at cost and are amortized on a straight-line basis over their estimated useful lives. All intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented, or exchanged, are recognized as an asset apart from goodwill. Goodwill is not amortized. At September 30, 2021 and 2020, respectively, the remaining recorded goodwill was $51,927 and $4,368. The increase is primarily attributable to the HistoTox Labs, Bolder BioPATH and Gateway Laboratories acquisitions as described in Note 12. The changes in the balance of goodwill for the years ended September 30, 2021 and 2020 are as follows:

Goodwill
Balance as of October 1, 2019	$3,617
Acquisition of PCRS	751
Balance as of September 30, 2020	$4,368
Acquisition of HistoTox Labs	9,129
Acquisition of Bolder BioPATH	36,223
Acquisition of Gateway Laboratories	2,207
Balance as of September 30, 2021	$51,927

At September 30, 2021, the intangible assets subject to amortization totaled $24,233 as compared to $4,261 at September 30, 2020. The increase in intangible assets is due to the HistoTox Labs, Bolder BioPATH, BioReliance and Gateway Laboratories acquisitions as described in Note 12. The changes in the balances of the intangible assets for the years ended September 30, 2021 and 2020 are as follows:

		Client	Non-Compete
	Trademarks	Relationships	Agreements	Backlog	Patents	Totals
Balance as of October 1, 2019	$1,072	$1,670	$131	$—	$10	$2,883
Acquisition of PCRS	460	1,280	220	121	—	2,081
Amortization	(103)	(380)	(93)	(121)	(6)	(703)
Balance as of September 30, 2020	$1,429	$2,570	$258	$—	$4	$4,261
Acquisition of HistoTox Labs	—	6,800	1,700	—	—	8,500
Acquisition of Bolder BioPATH	—	12,500	—	—	—	12,500
Acquisition of BioReliance	—	640	—	—	—	640
Acquisition of Gateway Laboratories	—	100	—	—	—	100
Amortization	(109)	(1,413)	(244)	—	(2)	(1,768)
Balance as of September 30, 2021	$1,320	$21,197	$1,714	$—	$2	$24,233

Future amortization expense for intangible assets at September 30, 2021 for the next five years and a total, thereafter, are as follows:

	2022	2023	2024	2025	2026	Thereafter	Totals
Trademarks	109	109	109	108	108	777	1,320
Client Relationships	2,913	2,913	2,912	2,912	2,851	6,696	21,197
Non-Compete Agreements	431	395	349	340	199	—	1,714
Patents	2	—	—	—	—	—	2
	$3,455	$3,417	$3,370	$3,360	$3,158	$7,473	$24,233

 Stock-Based Compensation

The Company has a stock option plan and an equity incentive plan for officers, outside directors and employees, which are described more fully in Note 9.

In accordance with ASC 718, the Company recognizes the cost resulting from all share-based payment transactions in our financial statements using a fair-value based method. Compensation cost for all share-based awards are measured based on estimated fair values and compensation is recognized over the vesting period for awards.

The Company uses the Black-Scholes option valuation model to determine the grant date fair value. The determination of fair value is affected by our common share price as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and our expected stock price volatility over the term of the award. Generally, our assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

●	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.
●	Expected volatility. The Company uses our historical share price volatility on our common shares for our expected volatility assumption.
●	Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.
●	Expected dividends. The Company assumes that we will pay no dividends.

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

●	Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
●	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable and other accruals approximate their fair values because of their nature and respective duration. The carrying value of the credit facility approximates fair value as it was amended during fiscal year 2021 and subsequent to the amendment, there have been no factors that would indicate a change in the carrying value.

As of September 30, 2021, the Company had $54,922 in long-term debt related to the conversion feature of convertible senior notes that were issued on September 27, 2021, as well as $640 of contingent consideration related to the BioReliance acquisition that are each subject to fair value measurement on a recurring basis as they include unobservable and significant inputs in each of the fair value determinations. The Company used a Black-Scholes model to value the embedded derivative convertible feature of the notes at September 30, 2021, and the inputs used included a volatility of 81.1%, risk-free interest rate of 1.195% and maturity period of 6.04 years. As a result of the fair value remeasurement of the convertible senior notes, the Company recognized a gain of $8,362 included in other income for the year ended September 30, 2021. The fair value of the contingent consideration related to BioReliance was estimated using a discounted cash flow analysis and level 3 inputs including projections representative of a market participant view for net sales through December 2023 and an estimated discount rate. The amount to be paid is calculated as a percentage of net sales (see Note 7).  As of September 30, 2020, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

The changes in the balances of the level three financial instruments for the year ended September 30, 2021 is as follows:

	Contingent	Convertible
	Consideration	Notes	Totals
Balance as of September 30, 2020	$—	$—	$—
Contingent consideration related to BioReliance acquisition	640	—	640
Convertible senior notes	—	63,284	63,284
Fair value adjustment of convertible senior notes	—	(8,362)	(8,362)
Balance as of September 30, 2021	$640	$54,922	$55,562

Convertible Debt and Derivatives

On September 27, 2021, the Company issued $140,000 principal amount of its 3.25% Convertible Senior Notes (“Notes”) due 2027. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, BAS Evansville, Inc. ("BAS Evansville"), as guarantor, and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes are first issued, up to an additional $15,000 principal amount of Notes. The Notes issued on September 27, 2021 include $15,000 principal amount of Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used a portion of the net proceeds from the offering of Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the acquisition of Envigo RMS Holding Corp., including related fees and expenses. In accordance with ASC 815, the Company evaluated the convertible feature of the Notes to determine if it was required to be bifurcated as an embedded derivative. The significant and unobservable inputs used in the measurement of the convertible senior notes as well as the balances for the year ending September 30, 2021 are described above. As a result of the fair value remeasurement of the convertible senior notes, the Company recognized a gain of $8,362 included in other income for the year ended September 30, 2021 The Company recorded $131,673 of long-term debt related to the Notes in the consolidated balance sheets for the year ended September 30, 2021, which included $54,922 related to the fair value of the conversion feature.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates as part of the issuance of these consolidated financial statements include but are not limited to the determination of fair values including derivatives and contingent consideration, allowance for doubtful accounts, inventory obsolescence, deferred tax valuations, depreciation, impairment charges and stock compensation. Our actual results could differ from those estimates.

Research and Development

In fiscal 2021 and 2020, the Company incurred $405 and $617, respectively, on research and development. Separate from our contract research services business, we maintain applications research and development to enhance our products business. The Company expenses research and development costs as incurred.

Startup costs

Costs related to the development and initiation of new service offerings that are not revenue generating at this time are shown on a new line in the consolidated statements of operations identified as startup costs. These expenses include, but are not limited to, employee compensation expenses, travel expenses, relocation fees, and recruiting expenses. While certain of these costs are one-time in nature, there are certain costs (e.g. employee compensation expenses) that will be expected to recur once the new offerings are revenue generating at which time the related costs will be reclassified on the consolidated statements of operations. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. The Company expenses startup costs as incurred. In fiscal 2021 and 2020, the Company incurred startup costs of $1,477 and $333, respectively.

Debt issuance costs

The Company capitalizes costs associated with the issuance of debt and amortizes them as additional interest expense over the lives of the debt on a straight-line basis, which approximates the effective interest method. The Company believes the difference between the straight-line basis and the effective interest method is not material to the consolidated financial statements. Debt issuance costs of $6,458 and $235, as of September 30, 2021 and 2020, respectively, were netted with long-term debt less current portion on the consolidated balance sheets. Debt issuance costs paid in the years ending September 30, 2021 and 2020 were $6,223 and $127, respectively. Upon prepayment of the related debt, the Company accelerates the recognition of an appropriate amount of the costs as refinancing or extinguishment of debt.

 New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 “Financial Instruments (Topic 326) Measurement of Credit Losses on Financial Instrument” “CECL”). ASU 2016-13 requires an allowance for expected credit losses on financial assets to be recognized as early as day one of the instrument. This ASU departs from the incurred loss model which means the probability threshold is removed. It considers more forward-looking information and requires the entity to estimate its credit losses as far as it can reasonably estimate. This update became effective for the Company on October 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

On October 1, 2019, the Company adopted ASU 2016-02, Leases, and all the related amendments to its lease contracts using the modified retrospective method. The effective date was used as the Company’s date of initial application with no restatement of prior periods. As such prior periods continue to be reported under the accounting standards in effect for those periods. The Company recorded upon adoption a financing right-of-use asset and lease liability on the consolidated balance sheet of $4,628 and $4,650, respectively, and an operating right-of-use asset and lease liability of $4,581 and $4,687, respectively, in the consolidated balance sheets for the year ended September 30, 2020. The lease liability reflects the present value of the Company’s estimated future minimum lease payments over the term of the lease, which includes options that are reasonably certain to be exercised, discounted utilizing a collateralized incremental borrowing rate. The impact of the new lease standard does not affect the Company’s operating cash flows. See Note 6 for additional information.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). Amendments in this ASU simplify accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models for convertible debt instruments with cash conversion features and convertible instruments with beneficial conversion features. Consequently, a convertible debt instrument will be accounted for as a single liability at its amortized cost and convertible preferred stock will be accounted for as a single debt or equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives. The amendments also modify the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. Lastly, the earnings per share ("EPS") calculation is being amended to (i) require entities to use the if-converted method for all convertible instruments and include the effect of potential share settlement; (ii) clarify that the average market price for the period should be used in the computation of the diluted EPS denominator; and (iii) require entities to use the weighted-average share count from each quarter when calculating the year-to-date weighted average share count for all potentially dilutive securities. The amendments in this ASU are effective for public companies for fiscal years beginning after December 31, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently in the process of evaluating the potential impact of early adoption on its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment. The standard has been updated subsequent to its issuance to provide further guidance and clarification. Under the updated guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference rather than calculating the impairment using a two-step method as previously required. This update becomes effective for the Company in the first quarter of fiscal 2022. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income taxes, to reduce the complexity of accounting for income taxes, including providing a model under which an entity can consider recording a deferred tax asset (“DTA”) in certain situations previously prohibited. The previous guidance in ASC 740-10-25-4 prohibited recognition of a DTA for a subsequent step-up in the tax basis of goodwill that is related to the portion of goodwill from a prior business combination for which a DTL was not initially recognized, in most cases. Under the new approach, an entity can consider a list of factors in determining whether the step-up in tax basis is related to the business combination that caused the initial recognition of goodwill or to a separate transaction. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. The Company does not expect that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) to clarify and reduce diversity in an entity’s accounting for certain equity transactions affecting the presentation of earnings per share. This update is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is still evaluating the potential impact that the adoption of this guidance will have on its consolidated financial statements.

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

3.    SALE OF PREFERRED SHARES AND WARRANTS (not in thousands)

On May 11, 2011, the Company completed a registered public offering of 5,506 units at a price of $1,000 per unit. Each unit consisted of one 6% Series A convertible preferred share which is convertible into 500 common shares. The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86. As of September 30, 2021, all 5,506 preferred shares have been converted into 3,156,608 common shares and 217,366 common shares have been issued for quarterly preferred dividends. At September 30, 2021, no preferred shares remained outstanding. All dividends have been paid according to the agreement.

4.    INCOME (LOSS) PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company had two categories of dilutive potential common shares: the Series A preferred shares issued in May 2011 in connection with the registered direct offering and shares issuable upon exercise of options. We compute diluted earnings per share using the if-converted method for preferred stock and the treasury stock method for stock options, respectively. Shares issuable upon exercise of 674,000 stock options were included in computing diluted net income per share for the year ended September 30, 2021. There were no Series A preferred shares outstanding as of September 30, 2021. Shares issuable upon exercise of 711,760 stock options and 12,500 common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the year ended September 30, 2020, because they were anti-dilutive.

Computation of basic and diluted net income (loss) per share is shown in the following table:

	Fiscal Year Ended September 30,
	2021	2020
Basic and diluted net income (loss) per share:
Net income (loss) applicable to common shareholders	$10,895	$(4,685)
Diluted net income (loss) applicable to common shareholders	$2,573	$(4,685)
Weighted average common shares outstanding (in thousands)
Basic	13,191	10,851
Diluted	13,865	10,851
Net income (loss) per share
Basic	$0.83	$(0.43)
Diluted	$0.19	$(0.43)

5.   INVENTORIES

Inventories consisted of the following:

	As of September 30,
	2021	2020
Raw materials	$513	$577
Work in progress	37	70
Finished goods	192	230
	742	877
Obsolescence reserve	(140)	(177)
	$602	$700

6.    LEASES

The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASU 2016-02. The Company adopted ASU 2016-02, Leases, effective October 1, 2019, using a modified retrospective transition approach which applies the standard to leases existing at the effective date with no restatement of prior periods. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

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

Right-of-use lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

	As of	As of
	September 30, 2021	September 30, 2020
Operating right-of-use assets, net	$8,358	$4,001

Current portion of operating lease liabilities	1,959	866
Long-term operating lease liabilities	6,554	3,344
Total operating lease liabilities	$8,513	$4,210

Finance right-of-use assets, net	$60	$4,778

Current portion of finance lease liabilities	24	4,728
Long-term finance lease liabilities	39	44
Total finance lease liabilities	$63	$4,772

The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2021 is primarily attributable to the HistoTox Labs and Bolder BioPATH acquisitions as described in Note 12, partially offset by a decrease related to the St. Louis facility lease as the Company purchased the building in May 2021. During the twelve months ended September 30, 2021 and September 30, 2020, the Company had operating lease amortizations of $1,192 and $906, respectively, and finance lease amortization of $103 and $145, respectively. Finance lease interest recorded in the twelve months ended September 30, 2021 and September 30, 2020 was $184 and $283, respectively.

One of the operating leases contains a variable lease component based on revenue for one component of the Company. The total variable payments for this lease for fiscal year 2021 and 2020 was $176 and $126, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the twelve months ended September 30, 2021 were:

	Twelve months Ended	Twelve months Ended
	September 30, 2021	September 30, 2020
Operating lease costs:
Fixed operating lease costs	$1,464	$906
Short-term lease costs	76	42
Lease income	(657)	(636)
Finance lease costs:
Amortization of right-of-use asset expense	103	145
Interest on finance lease liability	184	283
Total lease cost	$1,170	$740

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024 and serves as a sublessor to a sublessee in another portion of a facility through October 31, 2024. The gross rent receivable and underlying lease liability are presented gross in the Company’s consolidated balance sheets. The Company received total rental income of $657 and $636 for the twelve months ended September 30, 2021 and 2020, respectively.

Supplemental cash flow information related to leases was as follows:

	Twelve months ended	Twelve months ended
	September 30, 2021	September 30, 2020
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,389	$948
Operating cash flows from finance leases	184	283
Finance cash flows from finance leases	286	145
Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$6,285	$448
Right-of-use assets obtained in exchange for new finance lease liabilities	17	—

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of September 30, 2021 were:

	As of	As of
	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (in years)
Operating lease	4.66	4.81
Finance lease	3.25	0.88
Weighted-average discount rate (in percentages)
Operating lease	4.45%	5.23%
Finance lease	4.86%	5.87%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2022	$2,055	$24
2023	2,057	18
2024	2,013	18
2025	1,506	7
2026	1,354	1
Thereafter	447	—
Total minimum future lease payments	9,432	68
Less interest	(919)	(5)
Total lease liability	8,513	63

7.    DEBT

Credit Facility

On April 30, 2021, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with First Internet Bank of Indiana (“FIB”) to, among other things, secure additional debt financing in order to fund portions of the consideration for the HistoTox Labs Acquisition and the Bolder Merger. The Credit Agreement included eleven term loans (the “Term Loans” ), an equipment draw loan (the “Equipment Loan”), and a revolving line of credit (the “Revolving Facility”). On May 26, 2021, the Company and FIB entered into an amendment to the Credit Agreement to, among other things, provide a new term loan facility to finance the acquisition and refurbishment of the Company’s St. Louis facility, which it had previously leased. The material terms of each of the loans under the Credit Agreement, as amended, are described below.

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

The Revolving Facility provides a line of credit for up to $5,000, which the Company may borrow from time to time, subject to the terms of the Credit Agreement, including as may be limited by the amount of the Company’s outstanding eligible receivables. The Revolving Facility requires monthly accrued and unpaid interest payments only until maturity at a floating per annum rate equal to the greater of (a) 4.00%, or (b) the Prime Index (as defined in the Credit Agreement). The Company did not have an outstanding balance on the Revolving Facility as of September 30, 2021. Advances under the Revolving Facility will be used for general working capital purposes of the Company.

(c)	Terms of the Term Loans:

	Principal Amount
	as of date of Credit		Monthly
	Agreement	Annual	Payment
	April 30, 2021	Interest	Amount
Loan Name	(000)	Rate	(000)	Maturity Date	Use of Proceeds
Term Loan 1	$3,980	5.20%	$36	March 28, 2025	Funded expansion of building on real property in Mount Vernon, IN
Term Loan 2	$3,571	5.06%	$78	July 2, 2023	Funded a portion of the cash consideration for the Seventh Wave Laboratories acquisition
Term Loan 3	$1,076	5.20%	$32	March 28, 2025	Funded equipment needs associated with expansion of real property in Mount Vernon, IN
Term Loan 4	$1,001	4.63%	$20	November 1, 2025	Funded the cash consideration for the Smithers Avanza acquisition
Term Loan 5	$810	4.00%	$17	June 30, 2025	Funded certain capital expenditures
Term Loan 6	$2,865	4.25%	$56	December 31, 2025	Funded certain capital expenditures
Term Loan 7	$1,263	4.00%	$28	June 1, 2025	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 8	$1,853	4.00%	$12	December 1, 2024	Financed aspects of the Pre-Clinical Research Services and related real property acquisitions
Term Loan 9	$10,000	3.85%	$184 (a)	April 30, 2026	Funded a portion of the cash consideration of the Bolder BioPATH merger
Term Loan 10	$5,000	3.85%	$92 (a)	April 30, 2026	Funded a portion of the cash consideration of the HistoTox Labs acquisition
Term Loan 11	$3,622	3.99%	$33	June 23, 2022	Refinanced debt with The Huntington Bank for general business purposes
Term Loan 12	$4,832 (b)	3.85%	$10 (c)	December 26, 2026	Financed the acquisition of the St. Louis facility and associated expansion
(a)	See Mandatory Prepayments information below
(b)	Principal amount as of May 26, 2021
(c)	The Monthly payment amount increases to $29 on January 1, 2022

(d)	Mandatory Prepayments.

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

Effective as of September 21, 2021, the Company entered into a Second Amendment to Amended and Restated Credit Agreement (the "Amendment"), which amended the Amended and Restated Credit Agreement between the Company and First Internet Bank of Indiana (“FIB”) as amended (the "Credit Agreement"). Pursuant to the Amendment, FIB consented to the incurrence by the Company of up to $150,000 of indebtedness pursuant to an indenture to be entered into among the Company, BAS Evansville, as guarantor, and U.S. Bank National Association, as trustee (the "Indenture"), and to the guarantee of such indebtedness by BAS Evansville, provided that $18,000 of the proceeds of the issuance of notes under the Indenture were deposited in an account with the Lender and that all remaining proceeds of such issuance were used solely for the purpose of financing the Envigo Acquisition as described in Note 16.  The $18,000 cash deposit is included in the restricted cash line item in the Company’s consolidated balance sheet for the year ended September 30, 2021. In addition, the Amendment amended the Credit Agreement to (i) add the notes issued under the Indenture as permitted indebtedness, (ii) exclude Subordinated Debt (as defined in the Credit Agreement) and, through the earlier of (a) a certain determination that the Envigo Acquisition shall not be consummated or (b) March 31, 2022, the indebtedness incurred pursuant to the Indenture from the calculation of the Senior Funded Debt to Adjusted EBITDA Ratio (as defined in the Amendment) and modified the financial ratio covenants to provide for the treatment of operating leases as operating leases (and not capital leases) in the calculation thereof, regardless of the requirements of FASB ASC 842 or other GAAP changes.  The Amendment included an agreement by the Company to repay all of its obligations under the Indenture within 90 days following the earlier of (a) a certain determination that the Envigo Acquisition would not be consummated or (b) March 31, 2022.

The Company consummated the Envigo Acquisition and repaid all of its obligations under the FIB Credit Facility in November 2021 as described in Note 16.

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein. Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the Smithers Avanza acquisition, the Company’s BASi Gaithersburg subsidiary issued an unsecured promissory note payable to the Smithers Avanza seller in the initial principal amount of $810, which is guaranteed by the Company. The promissory note bears interest at a rate of 6.5% per annum with monthly payments pf principal and interest and a maturity date of May 1, 2022.

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

As consideration for the acquisition of certain assets of BioReliance Corporation, the Company will pay 10% of net sales through December 2023 derived from the provision by the Company of services comprising the business to existing customers related to the intangible asset acquired. The Company recorded contingent consideration of $640 in the consolidated balance sheets for the year ended September 30, 2021 as described in Notes 2 and 12.

PPP Loan

On April 23, 2020, the Company was granted a loan (the “Loan”) from Huntington National Bank in the aggregate amount of $5,051, pursuant to the Paycheck Protection Program (PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The terms of the PPP Loan called for repayment of the principal and accrued interest under the Loan in eighteen installments of $283 beginning on November 16, 2020 and continuing monthly until the final payment was due on April 16, 2022. The Company applied for forgiveness of the loan in the amount of $4,851, and on July 16, 2021, received notice from Huntington Bank that the SBA had approved the application for forgiveness of the PPP Loan in the full amount requested. The Company recorded a gain on the extinguishment of debt in the amount of $4,851 included in other income in the consolidated statements of operations for the year ended September 30, 2021.

Convertible Senior Notes

On September 27, 2021, the Company issued $140,000 principal amount of its 3.25% Convertible Senior Notes due 2027. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the BAS Evansville, as guarantor, and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of Notes. The Notes issued on September 27, 2021 include $15,000 principal amount of Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo Acquisition and related fees and expenses, as described in Note 16. The Company recorded $131,673 of long-term debt related to the Notes in the consolidated balance sheets for the year ended September 30, 2021, which included $54,922 related to the fair value of the conversion feature.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s non-guarantor subsidiaries. The Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by BAS Evansville (the “Guarantor”).

The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 1.7162 common shares per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole and not in part, at the Company’s option at any time on or after October 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per common share of the Company exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price is a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling the Notes for redemption pursuant to the provisions described in this paragraph will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common shares.

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the failure by the Company or the Guarantor to comply with certain covenants in the Indenture relating to the ability of the Company or the Guarantor to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company or the Guarantor, as applicable, and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company or the Guarantor in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company, the Guarantor or any of their respective subsidiaries with respect to indebtedness for borrowed money of at least $20,000; (vi) the rendering of certain judgments against the Company, the Guarantor or any of their respective subsidiaries for the payment of at least $20,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vii) certain events of bankruptcy, insolvency and reorganization involving the Company, the Guarantor or any of their respective significant subsidiaries; and (viii) the guarantee of the Notes ceases to be in full force and effect (except as permitted by the Indenture) or the Guarantor denies or disaffirms its obligations under its guarantee of the Notes.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

The convertible feature of the Notes is subject to fair value remeasurement of each balance sheet date due to the level three inputs required in the fair value measurement as described in Note 2. As a result of the fair value remeasurement of the convertible senior notes, the Company recognized a gain of $8,362 included in other income for the year ended September 30, 2021. The weighted-average assumptions used to compute the fair-value of the Notes as of September 30, 2021 is shown below.

2021
Risk-free interest rate	1.20%
Dividend yield	—%
Volatility of the expected market price of the Company’s common shares	81.10%
Maturity period (years)	6.04

Long-term debt is detailed in the table below.

	As of September 30:
	2021	2020
Term Loan #1	$3,888	$4,230
Term Loan #2	3,255	4,004
Term Loan #3	963	1,266
Term Loan #4	920	1,115
Term Loan #5	737	920
Term Loan #6	2,590	—
Term Loan #7	1,145	1,425
Term Loan #8	1,825	1,891
Term Loan #9	9,395	—
Term Loan #10	4,697	—
Term Loan #11	3,495	3,748
Term Loan #12	3,275	—
Subtotal Term Loans	36,185	18,599
Seller Note – Bolder BioPATH	1,500	—
Seller Note – Smithers Avanza	280	650
Seller Note – Preclinical Research Services	685	752
Paycheck protection program loan	—	5,051
Convertible Senior Notes	131,673	—
	170,323	25,052
Less: Current portion	(9,656)	(5,991)
Less: Debt issue costs not amortized	(6,458)	(235)
Total Long-term debt	$154,209	$18,826

Cash interest payments of $1,267 and $1,039 were made in 2021 and 2020, respectively. The following table summarizes the combined aggregate amount of maturities over the next five fiscal years, excluding the FIB credit facility debt that was repaid in November 2021 as described in Note 16:

	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt(a)	$550	$363	$412	$869	$270	$131,673	$134,137

(a) excludes indebtedness to FIB repaid in November 2021. Refer to Note 16

8.    INCOME TAXES

Significant components of our deferred tax assets and liabilities are as follows:

	As of September 30,
	2021	2020
Deferred tax assets:
Inventory	$117	$85
Accrued compensation and vacation	224	137
Accrued expenses and other	—	172
Domestic net operating loss carryforwards	5,277	3,580
Basis difference for intangible assets	—	457
Goodwill	138	—
Stock compensation expense	501	96
Business Interest Limitation	226	—
Leases	94	108
PPP loan expenses	—	1,276
Total deferred tax assets	6,577	5,911

Deferred tax liabilities:
Prepaid expenses	(126)	(143)
Accrued expenses and other	(926)	—
Basis difference for fixed assets	(2,077)	(211)
Basis difference for intangible assets	(2,841)	—
Goodwill	—	(141)
Total deferred tax liabilities	(5,970)	(495)

Total net deferred tax assets	607	5,416

Valuation allowance for net deferred tax assets	(951)	(5,557)

Net deferred tax liability	$(344)	$(141)

Significant components of the provision (benefit) for income taxes are as follows as of the years ended September 30, 2021 and 2020:

	2021	2020
Current:
Federal	$—	$(31)
State and local	7	6
Deferred:
Federal	(3,902)	143
State and local	(881)	29
Income tax (income) expense	$(4,776)	$147

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	2021	2020
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	0.1%	(0.1)%
Other nondeductible expenses	(24.3)%	1.3%
Goodwill	3.3%	(3.1)
Valuation allowance changes from activity	3.3%	(22.3)%
Valuation allowance changes from acquisitions	(81.4)	—
Effective income tax rate	(78.0)%	(3.2)%

The U.S. GAAP requires that valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The Company assess its deferred income taxes to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company’s U.S. tax reporting group has a cumulative three-year prior period loss. The reversal of a deferred tax liability cannot be determined or considered a source of income for valuation allowance purposes where an NOL in the reversal period is limited (“naked credit” deferred tax liability). Therefore, the result is a valuation allowance in excess of net deferred tax assets and a net credit balance. The valuation allowance in fiscal 2021 and 2020 was $951 and $5,557, respectively for the Company’s domestic operations, as the Company does not believe that these deferred tax assets will be realized in the foreseeable future. Payments made in fiscal 2021 and 2020 for income taxes amounted to $8 and $7, respectively.

At September 30, 2021, the Company had domestic net operating loss carryforwards for federal tax purposes of  $18,637, which expire from September 30, 2033 through 2036, however approximately $6,561 may be carried forward indefinitely. State and local loss carryforwards total approximately $28,512. The majority expire from September 30, 2023 through 2033; however, approximately $2,180 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017. As a result of the current year acquisitions, the Company has not yet completed an Internal Revenue Code Section 382 study regarding certain limitations on the future usage of net operating losses.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. There have been no additional gross uncertain tax positions during fiscal 2021 based on any federal or state tax position.

The Company is no longer subject to U.S. Federal tax examinations for years before 2017 or state and local for years before 2016, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act, due to the coronavirus pandemic.  Among other things, the legislation provides tax relief for businesses.  The Company is still assessing the tax benefit, if any, that it could receive under this legislation. The Company received a PPP loan of $5,051 and applied for forgiveness of $4,851. The Company’s application for the forgiveness of the PPP loan in the amount of $4,851 was approved in July 2021.

9.    STOCK-BASED COMPENSATION

Summary of Equity Plans and Activity

In March 2008, the Company's shareholders approved the 2008 Stock Option Plan (the “Plan”) to replace the 1997 Outside Director Stock Option Plan and the 1997 Employee Stock Option Plan. The purpose of the Plan was to promote the Company’s long-term interests by providing a means of attracting and retaining officers, directors and key employees. The Compensation Committee administered the Plan and approved the particular officers, directors or employees eligible for grants. Under the Plan, employees were granted options to purchase common shares at an exercise price equal to the fair market value of the common shares of the end of the trading day prior to the date of the grant. Generally, options granted vest and become exercisable in three equal installments commencing one year from date of grant and expire upon the earlier of the employee’s termination of employment, or ten years from the date of grant. Restricted shares are valued at the average of the high and low sale prices of the Company’s common shares on the day prior to the date of the grant.

In March 2018, the Company's shareholders approved the amendment and restatement of the Plan in the form of the Amended and Restated 2018 Equity Incentive Plan, and in March 2020, the shareholders approved a further amendment to increase the number of shares issuable under the amended and restated plan by 700,000 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units (as amended, the "Equity Plan"). The Company currently grants equity awards from the Equity Plan. The maximum number of new common shares that may be granted under the Equity Plan is 307,759 shares plus the remaining shares from the 2008 Stock Option Plan. At September 30, 2021, 430,063 shares remained available for grants under the Plan.

The Company expenses the estimated fair value of stock options over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Prior to October 1, 2020, stock-based compensation expense was reduced for estimated forfeitures, and if necessary, an adjustment was recognized in future periods if actual forfeitures differed from those estimates. The accounting change was made prospectively; therefore, stock-based compensation for equity grants subsequent to October 1, 2020, will not be reduced for estimated forfeitures as expense will be adjusted in the period that a forfeiture occurs. The Company believes that this accounting change will more accurately account for expense relating to forfeitures. The Company has assessed the cumulative effect of this change in accounting policy and has deemed the impact to be immaterial; therefore, an adjustment has not been recorded to beginning retained earnings. Stock based compensation expense for the fiscal years ended September 30, 2021 and 2020 was $1,786 and $540, respectively.

In fiscal 2021, 336,900 options were granted to employees and independent directors. In fiscal 2020, 152,100 options were granted to employees and independent directors. The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30, 2021 and 2020 were as follows:

	2021	2020
Risk-free interest rate	0.93%	1.36%
Dividend yield	—%	—%
Volatility of the expected market price of the Company’s common shares	70.30%	76.56%
Expected life of the options (years)	5.95	5.95

A summary of the Company’s stock option activity for all options and related information for the year ended September 30, 2021, is as follows (in thousands except for share prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding - October 1, 2020	712	$2.21	7.59	$1,939
Granted	337	$22.55
Exercised	(134)	$1.83
Forfeited	(74)	$9.98
Expired	(9)	$1.98
Outstanding - September 30, 2021	831	$9.82	7.80	$17,058
Exercisable at September 30, 2021	356	$2.00	6.29	$10,075

The aggregate intrinsic value is the product of the total options outstanding and the net positive difference of the Company’s common share price on September 30, 2021 and the options’ exercise price. The total intrinsic value of stock options exercised for fiscal years ended September 30, 2021 and 2020 were $2,503 and $562, respectively. The weighted average estimated fair value of stock options granted for the fiscal years ended September 30, 2021 and 2020 were $13.90 and $3.11 per stock option, respectively. As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock options was $3,813 and is expected to be recognized over a weighted-average service period of 2.5 years.

During the year ended September 30, 2021, the Company granted a total of 150,150 restricted shares to officers, outside directors and employees. A summary of the Company’s restricted share activity for the year ended September 30, 2021 is as follows (in thousands except for share prices):

		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding – September 30, 2020	128	$3.88
Granted	150	$10.50
Vested	(20)	$1.99
Forfeited	(21)	$6.80
Outstanding – September 30, 2021	237	$7.96

As of September 30, 2021, the total unrecognized compensation cost related to unvested restricted stock was $1,049 and is expected to be recognized over a weighted-average service period of 1.5 years. The total fair value of the restricted shares granted during the year ended September 30, 2021 was $1,576.

On November 4, 2021, the Company's shareholders approved an amendment to the Company's 2018 Equity Incentive Plan to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to the plan as described in Note 16.

10.    RETIREMENT PLAN

The Company has a 401(k) Retirement Plan (the “Plan”) covering all employees with at least 90 days of service. Under the terms of the Plan, the Company matches 50% of the first 6% of the employee contribution. The Plan also includes provisions for various contributions which may be instituted at the discretion of the Board of Directors. The contribution made by the participant may not exceed the annual limits set by the IRS. Contribution expense was $852 and $538 in fiscal 2021 and 2020, respectively. The contribution expense increased primarily due to growth in overall headcount through organic growth and the acquisitions in fiscal 2021.

11.    COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and that have not been fully adjudicated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements for that reporting period could be materially adversely affected.

12.    BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will initially be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

PCRS acquisition

Overview

On November 8, 2019, the Company and Bronco Research Services LLC, a wholly owned subsidiary of the Company (the “PCRS Purchaser”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Pre-Clinical Research Services, Inc., a Colorado corporation (the “PCRS Seller”), and its shareholder. Pursuant to the Purchase Agreement, on December 1, 2019, the Company indirectly acquired (the “PCRS Acquisition”) substantially all of the assets of PCRS Seller used or useful by PCRS Seller in connection with PCRS Seller's provision of GLP and non-GLP preclinical testing for the pharmaceutical and medical device industries. The total consideration for the PCRS Acquisition was $5,857, which consisted of $1,500 in cash, subject to certain adjustments, 240,000 of the Company’s common shares valued at $1,133 using the closing price of the Company’s common shares on November 29, 2019 and an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser. The promissory note bears interest at 4.5%. The Company also purchased certain real property located in Fort Collins, Colorado, comprising the main facility for the PCRS Seller’s business and additional property located next to the facility available for future expansion, for $2,500. The Company funded the cash portion of the purchase price for the PCRS Acquisition with cash on hand and the net proceeds from the refinancing of its credit arrangements with FIB, as described in Note 7. As contemplated by the Purchase Agreement, the Company also entered into a lease arrangement for an ancillary property used by PCRS Seller’s business, located in Livermore, Colorado.

Accounting for the Transaction

Results are included in the Company’s results from the acquisition date of December 1, 2019.

The Company’s allocation of the $5,857 purchase price to PCRS Purchaser’s tangible and identifiable intangible assets acquired and liabilities assumed, based on their estimated fair values as of December 1, 2019, is included in the table below. Goodwill, which is derived from the enhanced scientific expertise, expanded client base and the Company’s ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. The purchase price allocation as of September 30, 2021 was as follows:

Allocation as of
September 30, 2021
Assets acquired and liabilities assumed:
Accounts receivable	$578
Property and equipment	2,836
Unbilled revenues	162
Prepaid expenses	27
Intangible assets	2,081
Goodwill	751
Accounts payable	(109)
Accrued expenses	(118)
Customer advances	(351)
$5,857

The allocation of the purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date. Goodwill from this transaction is allocated to the Company’s Services segment. The Company incurred transaction costs of $248 for the twelve months ended September 30, 2020 related to the PCRS Acquisition. These costs were expensed as incurred and were primarily recorded as selling, general, and administrative expenses on the Company’s consolidated statements of operations. PCRS Purchaser recorded revenues of $7,770 and $4,780 and net income of $177 and $176 for the twelve-month periods ending September 30, 2021 and 2020, respectively.

HistoTox Labs acquisition

Overview

On April 30, 2021, the Company completed the acquisition of substantially all of the assets of HistoTox Labs, Inc. (“HistoTox Labs”). HistoTox Labs is a provider of services in connection with non-clinical consulting, laboratory and strategic support services and products related to routine and specialized histology, immunohistology, histopathology and image analysis/digital pathology. Consideration for the HistoTox Labs Acquisition consisted of $22,389 in cash, including $68 payable in net working capital adjustments.

The Company recognized transaction costs related to the acquisition of HistoTox Labs of $576 for the twelve months ended September 30, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within general and administrative expenses in the Company’s consolidated statements of operations.

HistoTox Labs and Bolder BioPATH (discussed below) were combined into one business unit and recorded combined revenues of $11,343 and combined net income of $2,017 from their respective dates of acquisition that are included in the Company’s consolidated statements of operations for the twelve months ending September 30, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
September 30, 2021
Assets acquired and liabilities assumed:
Accounts receivable	$982
Unbilled revenues	337
Operating lease ROU asset (i)	2,239
Property and equipment	4,021
Intangible assets	8,500
Other assets	25
Goodwill (ii)	9,129
Accounts payable	(132)
Accrued expenses	(266)
Customer advances	(207)
Operating lease liability (i)	(2,239)
$22,389

(i) Reflects the estimated right of use asset and associated liability to align with Inotiv accounting policy.

(ii) The preliminary estimates are based on the data available to Inotiv and may change upon completion of the final purchase price allocation. Any change in the estimated fair value of the assets and liabilities acquired will have a corresponding impact on the amount of the goodwill. In addition, a change in the amount of property, plant, and equipment and other identifiable intangible assets will have a direct impact on the amount of amortization and depreciation recorded against income in future periods. The impact of any changes in the purchase price allocation may have a material impact on the amounts presented in this pro forma condensed combined financial information.

The allocation of the preliminary purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date.

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships and a non-compete agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8 years for customer relationships and 5 years for the non-compete agreement on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of September 30, 2021 is based on preliminary assumptions which are subject to change as we complete the valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and the Company’s ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and $10,804 is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment.

Bolder BioPATH acquisition

Overview

On May 3, 2021, the Company completed the acquisition of Bolder BioPATH in a merger of Bolder BioPATH with a wholly owned subsidiary of the Company. Bolder BioPATH is a provider of services specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models. Consideration for the Bolder BioPATH acquisition consisted of (i) $17,530 in cash, including net working capital adjustment receivable of approximately $970, and inclusive of $1,250 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 1,588,235 of the Company’s common shares valued at $34,452 using the closing price of the Company’s common shares on May 3, 2021 and (iii) unsecured subordinated promissory notes payable to the former shareholders of Bolder BioPATH in an aggregate principal amount of $1,500. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.

The Company recognized transaction costs related to the acquisition of Bolder BioPATH of $584 for the twelve months ended September 30, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within general and administrative expenses in the Company’s consolidated statements of operations.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Bolder BioPATH acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment. Subsequent to the establishment of the deferred tax liability as of the opening balance sheet, the Company reversed a portion of its pre-existing valuation allowance and recognized an income tax benefit of approximately $4,867 in the statement of operations for the year ended September 30, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. In the fourth quarter of Fiscal 2021, the Company recognized a decrease of $970 to goodwill and a decrease of $970 in total consideration related to the Bolder BioPATH acquisition.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
September 30, 2021
Assets acquired and liabilities assumed:
Accounts receivable	$2,258
Unbilled revenues	1,798
Prepaid expenses	6
Operating lease ROU asset (i)	2,750
Property and equipment	6,609
Intangible asset	12,500
Other assets	70
Goodwill (ii)	36,223
Accounts payable	(159)
Accrued expenses	(294)
Deferred revenue	(662)
Deferred tax liability	(4,867)
Operating lease liability (i)	(2,750)
$53,482

(i) Reflects the estimated right of use asset and associated liability to align with Inotiv accounting policy.

(ii) The preliminary estimates are based on the data available to Inotiv and may change upon completion of the final purchase price allocation. Any change in the estimated fair value of the assets and liabilities acquired will have a corresponding impact on the amount of the goodwill. In addition, a change in the amount of property, plant, and equipment and other identifiable intangible assets will have a direct impact on the amount of amortization and depreciation recorded against income in future periods. The impact of any changes in the purchase price allocation may have a material impact on the amounts presented in this pro forma condensed combined financial information.

The allocation of the preliminary purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date.

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of intangible assets as of September 30, 2021 is based on preliminary assumptions which are subject to change as we complete the valuation procedures.

The intangible asset acquired relates to customer relationships. The acquired definite-lived intangible asset is being amortized over a weighted-average estimated useful life of approximately 8 years on a straight-line basis. The estimated fair value of the identifiable intangible asset was determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of the intangible asset as of September 30, 2021 is based on preliminary assumptions which are subject to change as the Company completes its valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and the Company’s ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment.

Gateway acquisition

Overview

On August 2, 2021, the Company completed the acquisition of Gateway Pharmacology Laboratories LLC (“Gateway Laboratories”) to further expand its drug metabolism and pharmacokinetics technology and capability as well as expand service offerings to include in vitro solutions in pharmacology and toxicology early in drug discovery. Consideration for the Gateway Laboratories acquisition consisted of (i) $1,671 in cash, including working capital and subject to customary purchase price adjustments, and (ii) 45,323 of the Company’s common shares valued at $1,182 using the closing price of the Company’s common shares on August 2, 2021.

The Company recognized transaction costs related to the acquisition of Gateway of $93 for the twelve months ended September 30, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within general and administrative expenses in the Company’s consolidated statement of operations.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Gateway Laboratories acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment. Subsequent to the establishment of the deferred tax liability as of the opening balance sheet, the Company reversed a portion of its pre-existing valuation allowance and recognized an income tax benefit of approximately $118 in the statement of operations for the year ended September 30, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, and net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and the Company’s ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s Services segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
September 30, 2021
Assets acquired and liabilities assumed:
Accounts receivable	$422
Operating lease ROU asset (i)	120
Property and equipment	359
Intangible asset	100
Other assets	9
Goodwill (ii)	2,207
Accounts payable	(54)
Accrued expenses	(72)
Deferred tax liability	(118)
Operating lease liability (i)	(120)
$2,853

(i) Reflects the estimated right of use asset and associated liability to align with Inotiv accounting policy.

(ii) The preliminary estimates are based on the data available to Inotiv and may change upon completion of the final purchase price allocation. Any change in the estimated fair value of the assets and liabilities acquired will have a corresponding impact on the amount of the goodwill. In addition, a change in the amount of property, plant, and equipment and other identifiable intangible assets will have a direct impact on the amount of amortization and depreciation recorded against income in future periods. The impact of any changes in the purchase price allocation may have a material impact on the amounts presented in this pro forma condensed combined financial information.

The allocation of the preliminary purchase price is based on valuations performed to determine the fair value of such assets and liabilities as of the acquisition date.

BioReliance acquisition

Overview

On July 9, 2021, the Company completed the acquisition of certain assets of BioReliance Corporation (“BioReliance”) to further expand its service offerings to include in genetic toxicology services. The assets acquired consisted of fixed assets and an intangible asset related to customer relationships. The Company accounted for the transaction as a business combination as it was determined that the transaction included inputs and substantive processes capable of producing outputs which constitute a business. Consideration for the BioReliance acquisition consisted of (i) $175 in cash and (ii) 10% of net sales through December 2023 derived from the provision by the Company of services comprising the business to existing customers related to the intangible asset acquired. The Company estimated the fair value of 10% of net sales and recorded a contingent consideration liability of $640 in the consolidated balance sheets for the year ended September 30, 2021. The $175 consideration payable was included in accrued expenses in the consolidated balance sheets for the year ended September 30, 2021.

The Company did not incur any transaction costs related to the acquisition of BioReliance for the twelve months ended September 30, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of September 30, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, and contingent consideration, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

Preliminary
Allocation as of
September 30, 2021
Assets acquired and liabilities assumed:
Property and equipment	$175
Intangible asset	640
$815

Pro Forma Results

The Company’s unaudited supplemental pro forma results of operations for the twelve months ended September 30, 2021 and 2020 assuming the PCRS, HistoTox Labs and Bolder BioPATH acquisitions had occurred as of October 1, 2019 are presented for comparative purposes below. These amounts are based on available information of the results of operations of the Sellers’ operations prior to the acquisition dates and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2019. The acquisitions related to

BioReliance and Gateway were deemed to not be material to the Company’s results of operations for the twelve months ended September 20, 2021 and 2020 and therefore are not included in the information below.

The unaudited supplemental pro forma information is as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	September 30, 2021	September 30, 2020
Total revenues	$104,084	$81,739

Net income	8,741	335

The following pro-forma adjustments have been made to reflect the impact of the acquisition of HistoTox Labs and Bolder BioPATH and the associated financing transactions:

●	Elimination of sales and costs of sales related to transactions between HistoTox Labs and Bolder BioPATH
●	Recognition of incremental depreciations expense, reflected in cost of sales, related to the increase in fair value of the property and equipment based on the estimated fair value of the property and equipment and amortization expense, reflected in selling general and administrative expenses, related to the estimated fair value of the acquired intangible assets. Depreciation expense for the step up in fair value of the property, plant and equipment and amortization of intangible assets are recognized on a straight-line basis over weighted average useful lives of approximately 6 years and 8 years, respectively.
●	Record transaction expense of $1,128 during the year ended September 30, 2020, which is reflected in selling general and administrative expenses
●	Recognition of $302 incremental interest expense and amortization of deferred financing costs associated with the financing of the acquisitions partially offset by the removal of previously recorded interest expense for debt that was not acquired.
●	Subsequent to the establishment of the deferred tax liability as of the opening balance sheet, the Company reversed a portion of its pre-existing valuation allowance and recognized an income tax benefit of approximately $4,867 related to Bolder BioPATH in the statement of operations for the year ended September 30, 2020, assuming the acquisition had been completed on October 1, 2019.

13.    SEGMENT INFORMATION

The Company operates in two principal segments - research services and research products. The Services segment provides research and development support on a contract basis directly to pharmaceutical companies. The Products segment provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions. The accounting policies of these segments are the same as those described in the summary of significant accounting policies found in Note 2.

(a)    Operating Segments

	Fiscal Year Ended September 30,
	2021	2020
Revenue:
Service	$85,832	$57,177
Product	3,773	3,292
	$89,605	$60,469
Operating Income (Loss)
Service	$13,986	$8,210
Product	202	(437)
Unallocated corporate	(19,806)	(10,836)
	$(5,618)	$(3,063)

Interest expense	(1,683)	(1,490)
Other income	13,420	15
Income (loss) before income taxes	$6,119	$(4,538)

	As of September 30,			Fiscal Year Ended September 30,
	2021	2020		2021	2020
Identifiable assets:			Depreciation and amortization:
Services	$161,805	$54,480	Services	$5,320	$3,272
Products	1,772	1,535	Products	34	23
Unallocated corporate	158,279	5,578	Unallocated corporate	914	779
	$321,856	$61,593		$6,268	$4,074

Goodwill, net:			Capital expenditures:
Services	$51,927	$4,368	Services	$12,241	$4,781
Products	—	—	Products	28	9
Unallocated corporate	—	—	Unallocated corporate	203	1,410
	$51,927	$4,368		$12,472	$6,200

(b)    Geographic Information

	Fiscal Year Ended September 30,
	2021	2020
Sales to External Customers:
United States	$85,272	$56,253
Other North America	143	148
Pacific Rim	2,040	2,826
Europe	1,795	1,207
Other	355	35
	$89,605	$60,469

All of the Company’s long-lived assets are located in the United States and are included in the consolidated balance sheets for the years ended September 30, 2021 and 2020.

(c)    Major Clients

Sales are predominately to customers located principally in the United States. The Company extends trade credit to its customers on terms that are generally practiced in the industry. As of and for the years ended September 30, 2021 and 2020, no customers accounted for more than 10 percent of sales or accounts receivable.

14.    ACCRUED EXPENSES

As part of a fiscal 2012 restructuring, the Company accrued for lease payments at the cease use date for its United Kingdom facility and have considered free rent, sublease rentals and the number of days it would take to restore the space to its original condition prior to improvements. Based on these matters, the Company had a $1,117 reserve for lease related costs and for legal and professional fees and other costs to remove improvements previously made to the facility. During fiscal 2021, the Company released all of the remaining reserve for lease related liabilities. At September 30, 2021 and September 30, 2020, respectively, the Company had $0 and $168 reserved for the remaining liability. The reserve was classified as a current liability on the consolidated balance sheets as of September 30, 2020.

15.    RELATED-PARTY TRANSACTIONS

In April 2017, the Company renewed a consulting agreement with a shareholder, incurring $73 and $76 in fees and reimbursed travel costs in fiscal 2021 and fiscal 2020, respectively. Additionally, the Company has a consulting agreement with LS Associates by which the Company paid consulting fees of $86 and $64 in fiscal 2021 and fiscal 2020, respectively. LS Associates is owned in part by the Company’s CEO, Robert W. Leasure Jr. The Company received consulting services form LS Associates prior to Mr. Leasure being elected as CEO and continues to use services of the consulting firm on an as needed basis.

The Company leased space from SWL Properties, LLC. SWL Properties is owned by two current employees, one of which is an officer, and one former employee of the company. The lease term was seven years, with the possibility of extension for two successive terms of seven years each. The Company purchased the building in May 2021 as the lease included an option to purchase the building during the first five years of the lease at fair market value. The lease was reflected as a financing lease on the balance sheets as of September 30, 2020. Lease expense incurred was $260 and $390 in fiscal years 2021 and 2020, respectively.

The Company has an unsecured promissory note in the initial principal amount of $800 made by PCRS Purchaser, in favor of Don Maul, who is an affiliate of the Company. See description of promissory note in Note 7. In addition, the affiliate leases space to the Company. The initial term of the lease is five years with the possibility of extension for two successive terms of five years each. The lease is reflected as an operating lease on the balance sheet. Lease expense incurred was $188 and $85 in fiscal 2021 and fiscal 2020, respectively.

The Company has unsecured subordinated promissory notes in an aggregate principal amount of $1,500 payable to the former shareholders of Boulder BioPATH, who are affiliates of the Company. See description of the promissory notes in Note 7.

The Company sub-leases space to the prior owner of HistoTox Labs. The Company purchased HistoTox Labs in April 2021 as described in Note 12. The Company recorded $20 of rental income related to the sub-lease in fiscal 2021. Additionally, the Company has a consulting agreement with the prior owner of HistoTox Labs by which the Company paid consulting fees of $100 in fiscal 2021.

16. SUBSEQUENT EVENTS

On October 4, 2021, the Company closed the acquisition of Plato BioPharma, Inc. (“Plato”), a Colorado-based, in vivo pharmacology research and drug discovery company specializing in cardiovascular, renal, pulmonary and hepatic therapeutic areas. Transaction consideration totaled $15,000, consisting of $10,000 in cash, 57,587 Inotiv common shares having a value of $2,000 based on the weighted average closing price of Company shares as reported by NASDAQ for the twenty trading-day period ending on September 29, 2021, and $3,000 in unsecured promissory notes. The initial allocation of the purchase price is still being assessed by the Company.

On October 4, 2021, the Company entered into a Third Amendment to Amended and Restated Credit Agreement, which amended the Amended and Restated Credit Agreement between the Company and First Internet Bank of Indiana

(“FIB”), as amended. Pursuant to the Amendment, FIB consented to the acquisition by the Company of Plato by merger of Plato with a wholly owned subsidiary of the Company and the subsequent merger of the surviving corporation of that merger with another wholly owned subsidiary of the Company. In addition, the Amendment amended the Credit Agreement to (i) add the promissory notes to be issued to former Plato shareholders in the Plato Acquisition as permitted indebtedness, which notes will be issued by the surviving company, guaranteed by the Company and subordinated in favor of the Lender, and (ii) add references to the Plato Acquisition to certain provisions of the Credit Agreement relating to subordination agreements, representations and warranties, and certain covenants to permit the Plato Acquisition to occur. The Amendment includes agreements by the Company to obtain certain landlord waivers within 30 days of the closing of the Plato Acquisition and to deliver to the Lender signed subordination agreements. On November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the FIB credit facility as described in Note 7.

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized Common Shares from 20,000,000 shares, consisting of 19,000,000 Common Shares and 1,000,000 Preferred Shares, to 75,000,000 shares, consisting of 74,000,000 Common Shares and 1,000,000 Preferred Shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition (described below). The amendment was effective on November 4, 2021. On November 4, 2021, the Company's shareholders approved an amendment to the Company's 2018 Equity Incentive Plan to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to the plan.

On November 4, 2021, the Company’s shareholders approved, among other matters, the issuance of Inotiv common shares to the stockholders and option holders of Envigo RMS Holding Corp. (“Envigo”) in connection with the acquisition of Envigo by merger of Envigo with a newly formed, wholly owned subsidiary of the Company. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition.

On November 5, 2021, the Company completed the Envigo Acquisition of all outstanding Envigo stock by merger of a wholly owned subsidiary of the Company with and into Envigo. Envigo is primarily a products business that provides research-quality animals for use in laboratory tests, as well as standard and custom laboratory animal diets and bedding and other associated services for contract research organizations, biopharmaceutical companies, universities, governments and other research organizations. Envigo provides our customers with laboratory animals used in basic research and product development and non-clinical testing of compounds to support the development and approval of new medicines. Utilizing its portfolio of products, Envigo enables our customers to create a more flexible product development model and reduce their costs, enhance their productivity, and increase speed to market. Envigo's vision, working together to build a healthier and safer world, includes helping our customers meet certain regulatory requirements in order to bring life-saving and life-enhancing new medicines to patients.

The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of $205,200 in base cash consideration, plus preliminary estimated net working capital adjustments paid in cash of approximately $13,000 and 8,245,918 Inotiv common shares issued as of the date of the transaction, which were valued at the Company’s opening stock price of $53.31 on the acquisition date. Additionally, there were 790,620 common shares issuable upon the exercise of certain Envigo stock options that were assumed by the Company in the transaction and were valued at $44.80 per share utilizing a Black-Scholes option valuation model. A portion of those stock options were included within the consideration transferred of approximately $19,500, while the remaining options, and some cash considerations, were included as post-combination expense. The total consideration transferred, as well as the valuation of assets acquired and liabilities assumed, has not yet been finalized and the purchase price allocation has not yet been completed. Significant, relevant information needed to complete the initial accounting is not available because the valuation of assets acquired and liabilities assumed is not complete. As a result, determining these values is not practicable, and we are unable to disclose these values or provide other related disclosures at this time. The amounts will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.

The Company recorded transaction costs of $4,124 related to the Envigo acquisition for the year ended September 30, 2021.

On November 5, 2021, pursuant to the Merger Agreement, the Company issued 8,245,918 of the Company’s common shares to the stockholders of Envigo at the closing of the Envigo Acquisition. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder as sales by an issuer not involving any public offering.

On November 5, 2021, pursuant to the Merger Agreement, the Company entered into a Shareholders Agreement  with certain stockholders of Envigo. On November 4, 2021, the Board of Directors of the Company (the “Board”) expanded the size of the Board to seven members and appointed Nigel Brown, Ph.D. and Scott Cragg to the Board pursuant to the terms of the Shareholders Agreement. On November 5, 2021, Richard A. Johnson, Ph.D. tendered his resignation as a director of the Company, to be effective automatically upon notice to Dr. Johnson from the Company that the Board is prepared to elect the Approved Director as provided in the Shareholders Agreement.

On November 5, 2021, the Company repaid all indebtedness related to the FIB credit facility as described in Note 7.

On November 5, 2021, the Company, certain of subsidiaries of the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides for a term loan facility in the original principal amount of $165 million, a delayed draw term loan facility in the original principal amount of $35 million (available to be drawn up to 18 months from the date of the New Credit Agreement), and a revolving loan facility in the original principal amount of $15 million. In addition, the New Credit Agreement provides for an aggregate combined increase of the revolving loan facility and the term loan facility of up to $25,000, which amount will be available to be drawn once the delayed draw term loan facility is no longer available. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving loan facility.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Inotiv, Inc. (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, shareholder’s equity and cash flows, for each of the two years in the period ended September 30, 2021, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Customer Relationship Intangible Assets in Business Combinations

As described in Note 12 to the financial statements, the Company completed acquisitions of HistoTox Labs, Inc. (HistoTox) and Bolder BioPATH, Inc. (Bolder BioPATH) during the year ended September 30, 2021. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed in each transaction based on their respective preliminary fair values, which included customer relationships of $6.8 million for the HistoTox acquisition and $12.5 million for the Bolder BioPATH acquisition (collectively, the customer relationships). To estimate the preliminary fair value the each of the customer relationships, the Company used an income approach, which is a valuation methodology that provides an estimate of the fair value of the asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life.

We identified the Company’s valuation of the customer relationships as a critical audit matter because of the significant estimates and assumptions management used in the estimate of the preliminary acquisition date fair value, including forecasts of future revenues and expenses and the selection of the discount rates. Auditing management’s forecasts of future revenues and expenses as well as the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the preliminary acquisition date fair value of the acquired customer relationships.

Our audit procedures related to the Company’s estimate of the preliminary acquisition date fair value of the customer relationships included the following, among others:

●	We read the purchase and sale agreements to understand and evaluate the terms of each of the acquisitions.
●	We evaluated the reasonableness of management’s forecasts of future revenues and expenses by comparing management’s projections to historical results and by comparing management’s projections of revenue growth rates to industry benchmarks.
●	We evaluated management’s ability to estimate future revenues and expenses by comparing historical estimates made by management with actual results.
●	We utilized our valuation specialists to assist in the following procedures, among others:
o	Evaluate the appropriateness of the valuation methodology used by management.
o	Testing the relevance and reliability of the source information used by management to develop the discount rates by comparing such information to market data.
o	Evaluate the reasonableness of the discount rates used by management by reconciling such discount rates to the internal rate of return and the weighted average return on assets.

Revenue Recognition for Over Time Service Revenue Contracts

As described in Note 2 to the financial statements, the Company derives a portion of its revenues from service revenue contracts which include fixed fee arrangements involving nonclinical research services (toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, and the analysis of bioanalytical and pharmaceutical samples. Service revenue on bioanalytical and pharmaceutical method validation services and nonclinical research services contracts is recognized over time (Over Time Service Revenue Contracts) using the input method based on the ratio of direct costs incurred to date under the contract to total estimated direct costs expected to be incurred to complete the contract.

We identified revenue recognition under Over Time Service Revenue Contracts as a critical audit matter because of the significant assumptions management makes in determining the amount of revenue to recognize prior to completion of a contract, including assumptions related to expected costs to be incurred to complete the contract. Auditing these assumptions involved a high degree of auditor judgement and increased audit effort due to the impact these assumptions have on the amount of revenue recognized under Over Time Service Revenue Contracts.

Our audit procedures related to revenue recognized under Over Time Service Revenue Contracts included the following, among others:

●	We evaluated the Company’s revenue recognition policies in accordance with the applicable accounting standards.
●	We selected a sample of Over Time Service Revenue Contracts and tested management’s estimate of revenue recognized by performing the following procedures:
o	Tested management’s identification of significant terms for completeness, including the transaction price, through obtaining and reading contract source documents for each selection, change orders and other documents that were part of the contract with the customer.

o	Assessed the terms in the contract with the customer and evaluated the reasonableness of management’s application of Company accounting policies, including management’s selection and application of an appropriate measure of progress for the estimate of revenue recognized.
o	For contracts that were completed, we evaluated management’s ability to estimate total direct costs expected to be incurred to complete the contracts by comparing historical estimates made by management of costs expected to be incurred to actual costs incurred.
o	Tested the mathematical accuracy of management’s calculations of revenue to be recognized.

Valuation of Embedded Derivative

As described in Notes 2 and 7 to the financial statements, on September 27, 2021, the Company issued $140 million principal amount of 3.25% convertible senior notes (Notes), which contained a conversion feature that management concluded was an embedded derivative that was required to be bifurcated and recognized separately at fair value at the issuance date of the Notes and again at year end with the change in fair value recognized as a component of net income. This embedded derivative had an estimated fair value of $63.3 million at September 27, 2021 and $54.9 million at September 30, 2021. The Company utilized a Black-Scholes model to estimate the fair value of the embedded derivative at both September 27, 2021 and September 30, 2021.

We identified the Company’s estimate of the fair value of the embedded derivative at each measurement date as a critical audit matter because of the significant estimates and assumptions management used in the estimate of fair value, including the expected dividend yield and the expected volatility. Auditing management’s judgments for these significant assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as changes in these assumptions could have a significant impact on the fair value of the embedded derivative at each measurement date.

Our audit procedures related to the valuation of the embedded derivative include the following,

among others:

●	We inspected the transaction agreements to understand and evaluate the terms of the arrangements.
●	To test the mathematical accuracy of the Black-Scholes model, we independently recalculated the fair value of the embedded derivative at each measurement date using the inputs selected by management.
●	We evaluated the reasonableness of the expected dividend yield at each measurement date through inquiry with management regarding the expected future dividends of the Company and corroborated such information through considering the historical dividends declared by the Company.
●	We utilized our valuation specialists to assist in the following procedures at each measurement date, among others:
o	Evaluate the appropriateness of the use of the Black-Scholes model to estimate the fair value of the embedded derivative.
o	Develop an independent estimate of volatility based upon market data and compare the result to management’s selected volatility rate.
o	Develop an independent estimate of fair value of the embedded derivative based upon market data and compare the independent estimate to management’s estimate of fair value.

/s/ RSM US LLP

We have served as the Company’s auditor since 2013.

Indianapolis, Indiana

December 21, 2021

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of September 30, 2021.

On December 15, 2021, the Company's management and the Audit Committee of the Board of Directors concluded that, due to a failure to properly account for certain tax attributes related to an acquisition that occurred in the Company's third fiscal quarter, the Company's previously issued unaudited interim financial statements as of and for the three and nine months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the "Original Quarterly Report") should no longer be relied upon. The Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the quarterly period ended June 30, 2021 included in the Original Quarterly Report should be restated and the Company issued restated financials for the period in the Form 10-Q/A filed on December 21, 2021. In connection with the restatement, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021 and concluded that, in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that certain of the Company’s disclosure controls and procedures were not effective as of June 30, 2021. Because the error was not discovered until after the end of the fiscal year and no remedial steps had been taken prior to the end of the fiscal year, management concluded that the same material weakness in the Company's internal control over financial reporting and deficiency in the Company's disclosure controls and procedures that existed at June 30, 2021 continued to exist at September 30, 2021.

Management plans to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the research and understanding of the tax impact of acquisitions that qualify as stock transactions for tax purposes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the tax impact of acquisitions that qualify as stock transactions for tax purposes. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the tax impact of acquisitions that qualify as stock transactions for tax purposes. We also plan to re-assess our non-audit third-party professionals with whom we consult regarding application of accounting guidance related to the tax issues and engage more experienced advisers as appropriate. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Based on our assessment and those criteria, in light of the failure to properly account for certain tax attributes related to an acquisition that occurred in the Company's third fiscal quarter as described above in this Item 9A, management concluded that the Company’s internal controls over financial reporting were not effective as of September 30, 2021. Management's plan to address the lack of effectiveness is described above.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the year ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B-OTHER INFORMATION

None.

PART III

ITEM 10-DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The information included under the caption “Executive Officers of the Registrant” in Item 1 herein is incorporated herein by reference in response to this item.

Non-employee Directors

Set forth below is certain information regarding the members of our board of directors other than Mr. Leasure and Dr. Sagartz, who are executive officers of the Company as well as directors.  Information regarding Mr. Leasure and Dr. Sagartz is set forth under the “Executive Officers of the Registrant” in Item 1 herein.

Gregory C. Davis, Ph.D. 68, was elected to the board on June 14, 2017. Dr. Davis currently runs his own consulting firm, which he founded in 2012, assisting Biopharmaceutical companies with regulatory strategy and product development issues. In 2014, Dr. Davis joined Calibrium, LLC as Vice President of CMC, Regulatory, and Quality. Calibrium was developing novel biotherapeutics for the treatment of diabetes. The company was sold to Novo Nordisk in late 2015. From 1992 to 2012, Dr. Davis held various leadership positions at Eli Lilly in Biotechnology Product Development, Global Regulatory Affairs, Global Brand Teams, and Quality. Dr. Davis’ tenure at Eli Lilly included service as Chief Operating Officer of the Xigris Product Team. Xigris was the first biotechnology product ever approved for the treatment of severe sepsis. When Dr. Davis retired from Eli Lilly in December of 2012, he was Executive Director and Senior Principle Fellow in Global Regulatory Affairs. Dr. Davis has held numerous leadership positions within the Pharmaceutical Research and Manufacturers Association (PhRMA), the United States Pharmacopeia (USP), and the Biotechnology Industry

Organization (BIO). He also served for five years as the PhRMA liaison to the International Conference on Harmonization (ICH) for Q5/Q6 Biotechnology topics. He coauthored several of the ICH’s pieces of guidance on registration standards for biotechnology products, which are still in use today. Dr. Davis received his bachelor’s degree from Southeast Missouri State University and his Ph.D. in Analytical Chemistry from Purdue University, studying under Dr. Peter Kissinger, the founder of the Company. As Chairman of the Board, Dr. Davis provides the Board of Directors with significant industry and leadership experience.  Dr. Davis's current term on the board expires at the 2024 Annual Meeting of Shareholders.

R. Matthew Neff, 66, was elected to the board on August 1, 2017. Mr. Neff is currently Executive Director and Board Member of Thompson Thrift Holding Company and is Senior Advisor to Evolution Capital Partners, a private equity firm. From July 2017 to May 2020, Mr. Neff was Of Counsel with Bingham Greenebaum Doll LLP. From August 2013 through June 2016, Mr. Neff served as Chairman, President and Chief Executive Officer of AIT Laboratories, a national toxicology lab headquartered in Indianapolis, Indiana. Mr. Neff joined AIT Laboratories after his tenure as President and Chief Executive Officer of CHV Capital, Inc., the venture capital subsidiary of Indiana University Health, a role he had held since 2007. Mr. Neff started his career as a practicing lawyer and Partner at Baker & Daniels. He then served as the Deputy to the Chairman of the Federal Housing Finance Board (now known as the Federal Housing Finance Agency) in the first Bush Administration. Thereafter, he became the co-founder and Chief Executive Officer of two Indianapolis companies: Circle Investors, an insurance holding company then chaired by former Vice President of the United States, Dan Quayle, and Senex Financial Corp., a healthcare receivables finance company. Mr. Neff currently serves as the Chairman of the Board of Directors of Community Fairbanks Recovery Center, and was a member of Riley Children’s Foundation’s Board of Directors from January 2000 to November 2012. Mr. Neff earned his bachelor’s degree and graduated a Phi Beta Kappa from DePauw University. He received his Juris Doctor degree from Indiana University. Mr. Neff’s legal expertise, financial acumen, knowledge of our industry and leadership background, including at AIT Laboratories, ideally situate him for service as a director.  Mr. Neff's current term on the board expires at the 2022 Annual Meeting of Shareholders.

Richard A. Johnson, Ph.D., 76, was elected as a director of the Company on May 9, 2012. Dr. Johnson is currently an executive scientific consultant. From 1990 to 2008, he served as Founder and President of AvTech Laboratories. Prior to founding AvTech Laboratories, he served in various positions with The Upjohn Company, including Senior Research Scientist, Manager of Product Control, Manager of Quality Assurance Product Support and Director of Strategic Planning. Dr. Johnson received his Bachelor of Science in Chemistry from the Illinois Institute of Technology and his Ph.D. in Chemical Physics from Michigan State University. Dr. Johnson brings to the Board of Directors knowledge and insight on scientific matters, stemming from his extensive experience in the pharmaceutical industry.  Mr. Johnson's current term on the board expires at the 2023 Annual Meeting of Shareholders.

Nigel Brown, Ph.D., 57, joined the Company’s Board as part of the Company’s acquisition of Envigo on November 5, 2021. Dr. Brown was elected to the Company’s Board in accordance with the terms of the Shareholders Agreement entered into as part of the acquisition of Envigo. Dr. Brown was designated for election to the Board by Savanna Holdings LLC, which is a party to the Shareholders Agreement as a Nominating Holder. Dr. Brown has been the Chief Executive Officer of Princeton Healthcare Advisory, LLC, a healthcare advisory firm, since 2015. Also, currently, Dr. Brown is a Partner at Trevi Health Capital, a healthcare-focused investment management firm. Dr. Brown has over 25 years of experience in the pharmaceutical, biotech, and contract research sectors, with particular expertise in pharmaceutical R&D. Trained as an analytical chemist, Dr. Brown has worked for a number of major pharmaceutical companies to develop, among other things, analytical methods in support of clinical drug metabolism and pharmacokinetic studies; LC/MS/MS technology for quantitative drug bioanalysis; and drug metabolism, pharmacokinetics, bioanalysis, genetic modeling, toxicology and manufacturing support. Ten years ago, Dr. Brown shifted his focus to deal-making in the pharmaceutical R&D sector, and has executed more than 20 deals spanning acquisition, divestiture, and strategic partnerships with combined transaction value in excess of $2.5 billion. He served as Corporate Vice President of Business Development and Strategy for Covance, Inc. where he executed 19 transactions and the strategic sale of Covance to LabCorp for $6.2 Billion. He holds an MA and Ph.D. from the University of Oxford, UK, and an MBA from the Open University Business School, UK, and held the Nestlé post-doctoral fellowship at the Massachusetts Institute of Technology. He is extensively published in scientific and business literature and has advised governments and companies  on policy formulation related to pharmaceutical R&D. Dr. Brown will serve on the Audit Committee and the Nominating and Corporate Governance Committee of the Board.

Scott Cragg, 44, joined the Company’s Board as part of the Company’s acquisition of Envigo on November 5, 2021. Mr. Cragg was elected to the Company’s Board in accordance with the terms of the Shareholders Agreement entered into as part of the acquisition of Envigo. Mr. Cragg was designated for election to the Board by Jermyn Street Associates LLC. Mr. Cragg is a Partner and Portfolio Manager at Birch Grove Capital, an investment management firm. Mr. Cragg leads the Private Credit strategy across the firm. Previously, Mr. Cragg was a Managing Partner of Trevi Health Capital, a healthcare-focused investment management firm. Mr. Cragg has over 17 years of investment and advisory experience in the healthcare sector. Mr. Cragg was previously an investment banker at Groton Partners, a merchant banking firm and, prior to that, a member of the Healthcare & Life Sciences Group at Wasserstein Perella and Prudential Vector Healthcare. Mr. Cragg received a B.A., magna cum laude, from the University of St. Thomas. Mr. Cragg will serve of the Compensation Committee of the Board.

Shareholders Agreement

On November 5, 2021, in connection with the closing of the Envigo Acquisition, we entered into a Shareholders Agreement with certain stockholders of Envigo (the “Shareholders Agreement”), including Jermyn Street Associates LLC (“Jermyn Street”) and Savanna Holdings LLC ("Savanna Holdings and, together with Jermyn Street, the "Nominating Holders"). The Shareholders Agreement provides that, at the effective time of the Envigo Acquisition, (i) our board of directors (the "Board") will consist of our CEO, our Chief Strategy Officer, our three current independent directors, one person to be designated by Jermyn Street and one person to be designated by Savanna Holdings, and (ii) Richard A. Johnson, Ph.D. will tender his resignation from the Board, to be effective automatically upon notice to Dr. Johnson from the Company that the Board is prepared to elect the Approved Director as provided in the Shareholders Agreement.  The "Approved Director" is a person designated by our Nominating and Corporate Governance Committee and approved by the Nominating Holders. After the consummation of the Envigo Acquisition and for so long as a Nominating Holder beneficially owns five percent or more of our outstanding voting shares, the Nominating Holder will have the right to designate one nominee for election to our Board upon the expiration of the term of the initial designee or any subsequent designee of that Nominating Holder and to approve our nominee for the Board seat held by the Approved Director or any subsequent Approved Director upon expiration of the Approved Director’s term. Pursuant to the Shareholders Agreement, we agreed that we will include the nominees designated by the Nominating Holders and the Approved Director in management’s slate of directors for the applicable meeting, solicit proxies to approve the election of those persons to the Board and recommend to our shareholders that those persons be elected as directors. Board vacancies occurring due to the death, resignation, retirement, disqualification or removal from office as a member of the Board of a director designated by a Nominating Holder are to be filled by a person designated by that Nominating Holder.

The Shareholders Agreement requires the shareholders who are parties thereto to refrain from selling or otherwise transferring the shares they received in the Envigo Acquisition, subject to certain exceptions set forth in the Shareholders Agreement, for a period of 180 days after the effective time of the Envigo Acquisition. The Shareholders Agreement also restricts each Nominating Holder, until such Nominating Holder no longer holds 5% or more of our outstanding common shares, a change of control transaction, a material breach of the Shareholders Agreement by us, or any winding up, dissolution or liquidation or bankruptcy (subject to certain permitted exceptions) from (i) transferring shares to our competitors or to persons who, after the transfer, would own more than 10% of our outstanding common shares, subject to certain permitted exceptions; (ii) making any public announcement, proposal or offer, with respect to (a) acquisitions of additional common shares, (b) any restructuring, recapitalization, liquidation or similar transaction, (c) the election of directors other than the Nominating Holders’ designees, or (d) changes to our Board and calling of special meetings; (iii) publicly seeking a change in the composition or size of our Board; (iv) acquiring beneficial ownership of additional voting securities of ours; (v) calling for, initiating, proposing or requiring a call for any general or special meeting of our shareholders, (vi) publicly stating an intention, plan or arrangement to do any of the foregoing or assisting, instigating, encouraging or facilitating any third party to do any of the foregoing.

The Shareholders Agreement requires the shareholders who are parties thereto to cause all voting securities owned by them to be present at any annual or special meeting at which directors are to be elected, to vote such securities either as recommended by our Board, or in the same proportions as votes cast by other voting securities with respect to director nominees or other nominees and in favor of any director nominee of the Nominating Holders, and not to vote in favor of a change of control transaction pursuant to which the Nominating Holders would receive consideration that is different in amount or form from other shareholders unless approved by our Board.

The Shareholders Agreement requires us to file with the SEC, and use our commercially reasonable efforts to cause to become effective no later than 180 days after the effective time of the Envigo Acquisition, a registration statement to register for resale the common shares received in the Envigo Acquisition by the shareholders who are party to the Shareholders Agreement and any other securities issued by or issuable with respect to such common shares by way of a stock split, stock dividend, reclassification, subdivision or reorganization, recapitalization or similar event. The Shareholders Agreement also entitles the shareholders who are party to the Shareholders Agreement to require us to file additional registration statements after we become eligible to use Form S-3 for such registrations. The Shareholders Agreement sets forth certain customary procedures to be followed and provides for customary rights and obligations of us and the holders in connection with the registration of the shareholders’ shares and provides that we may delay filing of such registration statements in certain circumstances set forth in the Shareholders Agreement.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as well as to its directors and other officers and employees. This Code is posted on the Company's website at www.inotivco.com/wp-content/uploads/Inotiv-Code-of-Conduct-Ethics Policy.pdf.

Audit Committee

The Company has established a standing Audit Committee consisting of Messrs. Neff (Chair), Davis, Johnson and Brown.

Certain Relationships and Transactions

The Board reviews transactions with related parties, if any, including those required to be disclosed under Item 404 of Regulation S-K. On January 12, 2019, the Board of Directors elected Robert Leasure, Jr. as the Company’s President and Chief Executive Officer and as a director of the Company. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and consulting firm formed in 2002. The Company has a consulting agreement with LS by which we paid consulting fees of $86,000 and $64,000 in fiscal 2021 and fiscal 2020, respectively. The Company received consulting services from LS prior to Mr. Leasure being elected as CEO and continues to use services of the consulting firm on an as needed basis.

The Company leased space from SWL Properties, LLC. SWL Properties is owned by Dr. John E. Sagartz, our Chief Strategy Officer, a member of our Board of Directors and a greater than five percent beneficial owner of our common shares, Kimberly Sagartz, an employee of the Company and a greater than five percent beneficial owner of our common shares and Joseph E. Flynn, our former Chief Commercial Officer. The lease commenced in July of 2018, with an initial term of seven years, and the possibility of extensions for two successive terms of seven years each. The Company purchased the building in May 2021 as the lease included an option to purchase the building during the first five years of the lease at fair market value. The lease was reflected as a financing lease on the balance sheets as of September 30, 2020. Lease expense incurred was $260,000 and $390,000 in fiscal years 2021 and 2020, respectively.

Communications with the Board of Directors

Any shareholder who desires to contact members of the Board of Directors, including the non-management members as a group, may do so by writing to:

Inotiv, Inc. Corporate Secretary

2701 Kent Avenue

West Lafayette, IN 47906

secretary@inotivco.com

The Corporate Secretary will collect all such appropriate communications and organize them by subject matter. Thereafter, each appropriate communication will be promptly forwarded to the relevant board committee chairperson according to the subject matter of the communication. Appropriate communications addressed to the non-management members as a group will be forwarded to each non-management member of the Board.

Communications with the Audit Committee

Any person who would like to contact the Company for the purpose of submitting a complaint regarding accounting, internal accounting controls, or auditing matters may do so via email, by writing to:

Chairman of the Audit Committee,

R. Matthew Neff

auditcommittee@inotivco.com

Upon receipt of a complaint, the Chairman of the Audit Committee will follow a review process and actions dictated in the Company’s Code of Business Conduct and Ethics to review and address the complaint. The Company’s Code of Business Conduct and Ethics applies to all of the Company’s directors, employees and officers. The Company’s Code of Business Conduct and Ethics is available on the Company’s website at www.inotivco.com. We intend to disclose any changes in, or waivers from, our code of ethics applicable to any relevant officer on our website or by filing a Form 8-K with the SEC.

ITEM 11-EXECUTIVE COMPENSATION

Non-Employee Director Compensation and Benefits

The Company's compensation package for non-employee directors is generally comprised of annual cash retainers and historically has included stock option awards and/or restricted stock awards. The annual pay package is designed to attract and retain highly-qualified, independent professionals to represent the Company's shareholders and reflect the Company's position in the industry. Actual annual pay varies among directors based on Board committee memberships and committee chair responsibilities. The Company has not adopted guidelines with respect to non-employee director ownership of common shares. Directors who are employees receive no additional compensation for their service on the Board.

Compensation for non-employee directors during fiscal 2021 consisted of the following:

Type of Compensation	Amount ($)
Annual retainer for Board membership	55,000
Annual retainer for director serving as Chairman of the Board	20,000
Annual retainer for director serving as Chair of the Audit Committee	15,000
Annual retainer for director serving as Chair of the Compensation Committee	10,000
Annual retainer for serving as an Audit Committee Member	5,000
Annual retainer for serving as a Compensation Committee Member	2,500

Stock Awards

The award disclosed under the heading "Stock Awards" consists of the aggregate grant date fair value of the restricted stock awards granted in fiscal 2021 computed in accordance with FASB ASC Topic 718. The grant date fair value of the stock awards may vary from the actual amount ultimately realized based on a number of factors. These factors include the Company's actual operating performance, common share price fluctuations, the limited liquidity in the trading of the Company’s shares and the timing of applicable vesting.

Business Expenses

The directors are reimbursed for their business expenses related to their attendance at the Company meetings, including room, meals, and transportation to and from Board and committee meetings.   Directors are also encouraged to attend educational programs related to Board issues and corporate governance, which are reimbursed by the Company.

Non-Employee Directors' Compensation Table

The following table shows information regarding the compensation of the Company's non-employee directors for fiscal 2021.

DIRECTOR COMPENSATION FOR FISCAL 2021
Name	Fees paid in cash ($)	Stock Awards (1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Gregory C. Davis, Ph.D.	78,750	53,325	-	-	$132,075
R. Matthew Neff	68,750	53,325	-	278	$122,353
Richard A. Johnson, Ph.D.	66,250	53,325	-	423	$119,998

(1)	Represents the aggregate grant fair value of the restricted stock awards granted in fiscal 2021 in accordance with FASB ASC Topic 718.
(2)	There were no stock option awards in fiscal 2021. Total options outstanding for each director at fiscal year-end 2021 were as follows: 10,000 outstanding options for Dr. Johnson, 20,000 outstanding options for Dr. Davis, and 20,000 outstanding options for Mr. Neff.
(3)	Reimbursement for travel expenses associated with Board meetings.

Compensation Committee and Compensation Methodology

During fiscal 2021, the Compensation Committee of the Board of Directors was responsible for administering the compensation and benefit programs for the Company's team members, including its executive officers. The Compensation Committee annually reviews and evaluates cash compensation and restricted stock and other equity award recommendations from management, along with the rationale for such recommendations, as well as summary information regarding the aggregate compensation provided to the Company's executive officers. The Compensation Committee examines these recommendations in relation to the Company's overall objectives and makes compensation recommendations to the Board for final approval. The Compensation Committee also sends to the Board for approval its recommendations on compensation for the President and Chief Executive Officer. No officer participates in the decisions of the Board as to his or her compensation package.

The Company's executive compensation practices are affected by the highly competitive nature of the biotechnology industry. The Company has historically developed compensation packages for the Company's executive officers that meet each of the following three criteria: (1) market compensation levels competitive with companies of similar size, geographic characteristics and performance to the Company; (2) performance-based "at risk" pay; and (3) shareholder-aligned incentives that are structured to create alignment between the shareholders and executives with respect to short-term and long-term objectives.

The Company facilitates an Annual Incentive Bonus Plan (“AIBP”) for salaried and hourly employees of the Company, including the Company’s Named Executive Officers or “NEOs” whose annual incentive compensation opportunity is not otherwise set via employment agreement. For fiscal 2021, the Company's NEOs are Robert W. Leasure, Jr., John E. Sagartz, DVM, Ph.D., DACVP and Beth A. Taylor.  The AIBP was established in order to align all participants with the annual goals and objectives of the Company and to create a direct link between compensation and the annual financial and operational performance of the Company. Under the terms of the AIBP, salaried and hourly employees, including the relevant NEOs, were eligible to receive performance-based incentive bonuses based on the Company’s achievement of specific EBITDA levels for the fiscal years ended September 30, 2021 and 2020, respectively, as well as the individual’s accomplishment of specific performance goals. In fiscal 2021 and fiscal 2020, Dr. Sagartz and Ms. Taylor earned annual performance awards under the AIBP as specified in the Summary Compensation Table below, while the terms of Mr. Leasure’s awards were governed by his employment agreement then in effect. In fiscal 2021, Dr. Sagartz’s specific performance goals related to potential strategic and partnership opportunities, as well as expansion of scientific capabilities and services offerings. Ms. Taylors performance goals related to potential investment opportunities, management of mergers and acquisitions, and financial targets related to increasing company profits while reducing certain expenditures.

Compensation Risks

The Company has reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking. It concluded that:

●
The combination of base salary and incentive compensation, including annual incentive compensation and long-term incentive compensation, reduces the significance of any one particular compensation element.

●
Vesting periods for equity compensation awards, which historically have consisted of option grants and restricted stock awards, encourages long-term perspectives among award recipients.

●
The Company's performance goals are appropriately set in order to avoid targets that, if not met, result in a large percentage loss of compensation.

●
Our system of internal control over financial reporting, among other controls, reduces the likelihood of manipulation of our financial performance to enhance payments under incentive compensation plans.

Based on the foregoing, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Employment Agreements

During fiscal 2021, the Company had employment agreements with Mr. Leasure and Dr. Sagartz and an offer letter with Ms. Taylor.

Employment Agreement with Mr. Leasure

On January 27, 2020 Mr. Leasure entered into a new employment agreement with the Company (the “2020 Leasure Employment Agreement”), which replaced his previous employment agreement. The 2020 Leasure Employment Agreement extended the term of Mr. Leasure’s service as our President and Chief Executive Officer through December 31, 2020, subject to extension for successive one-year periods thereafter upon the mutual agreement of the parties. Under the 2020 Leasure Employment Agreement, Mr. Leasure was entitled to (a) receive an annual base salary of $370,000, (b) have an annual incentive opportunity of up to 50% of his base salary for the year and (c) vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses. Mr. Leasure remained entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, subject to eligibility requirements and other terms and conditions of those plans. Also under the terms of the 2020 Leasure Employment Agreement and under the Plan, on the effective date of the 2020 Leasure Employment Agreement, Mr. Leasure received (i) 13,000 restricted common shares of the Company and (ii) options to purchase 45,000 of the Company’s common shares, each subject to vesting and forfeiture, including in the event of Mr. Leasure’s termination by the Company for cause or Mr. Leasure’s resignation other than for good reason (each as defined in the 2020 Leasure Employment Agreement). The 2020 Leasure Employment Agreement included certain non-competition, non-solicitation and confidentiality undertakings as well as termination benefits.

On December 29, 2020 the Company entered into an Amended and Restated Employment Agreement (the “2021 Leasure Employment Agreement”) with Mr. Leasure. The 2021 Leasure Employment Agreement amended and restated the 2020 Leasure Employment Agreement. Pursuant to the 2021 Leasure Employment Agreement, Mr. Leasure agrees to continue to serve as the President and Chief Executive Officer of the Company for a term ending on December 31, 2022; provided that the term of the 2021 Leasure Employment Agreement will be automatically extended for successive one year terms after the expiration of the initial term unless either party gives notice of termination of Mr. Leasure's employment at least 90 days prior to the end of the then-current term. Mr. Leasure will (i) be entitled to receive an annual base salary of $480,000, (ii) have an annual incentive opportunity of up to 50% of his base salary and (iii) be entitled to vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses. Mr. Leasure will also be entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, subject to eligibility requirements and other terms and conditions of those plans. Also under the terms of the 2021 Leasure Employment Agreement and under the Plan, on the effective date of the 2021 Leasure Employment Agreement, Mr. Leasure received 40,000 restricted stock units, subject to vesting and forfeiture, including in the event of Mr. Leasure’s termination by the Company for cause or Mr. Leasure’s resignation other than for good reason (each as defined in the 2021 Leasure Employment Agreement).

The 2021 Leasure Employment Agreement provides for certain non-competition, non-solicitation and confidentiality undertakings. Should Mr. Leasure’s employment be terminated by reason of Mr. Leasure’s death, by the Company without cause or in the event of Mr. Leasure’s disability (as defined in the 2021 Leasure Employment Agreement), or by Mr. Leasure for good reason, Mr. Leasure or his estate would be entitled to his base salary and a prorated portion of his annual incentive award for the year in which termination occurs, in each case through the effective date of the termination of his employment. If Mr. Leasure’s employment is terminated by the Company other than for cause, or by Mr. Leasure for good reason, in either case within 12 months after a change in control (as defined in the Plan) (i) the Company would pay to Mr. Leasure in a lump sum, as severance compensation, an amount equal to two times his base salary then in effect plus two times his annual incentive compensation paid for the Company’s last calendar year, (ii) all unvested outstanding options to purchase the Company’s common shares, unvested awards of restricted shares and unvested awards of restricted share units held by Mr. Leasure would vest immediately prior to the termination and, in the case of any such options, remain exercisable for a period of 30 days following the effective date of the termination, and (iii) Mr. Leasure would be entitled to receive, a pro-rata portion of the number of performance shares that would have been earned by Mr. Leasure if the performance conditions related thereto were satisfied at the target level for such awards and Mr. Leasure had been employed on the date required to earn such shares.

Under the terms of Mr. Leasure’s employment, Mr. Leasure earned the annual incentive compensation for fiscal 2021 specified in the summary compensation table based on performance with respect to goals, which included:

●	Continuing to attract talent to build the management team
●	Integration of acquisitions
●	Completing rebranding initiatives
●	Evaluation of internal and external growth opportunities
●	Execution of strategic direction of the Company through investment and expansion
●	Continuing to build banking relationships
●	Continuing to build infrastructure to support growth initiatives
●	Continuing to grow the Company’s sales and backlog

Employment Agreement with Dr. Sagartz

Dr. Sagartz’s employment agreement with the Company (the “Sagartz Employment Agreement”) renews for successive one year terms ending July 1st unless otherwise terminated by either party with prior written notice. The Sagartz Employment Agreement specifies a $250,000 annual salary, which may be increased from time to time by the Company. For fiscal 2021, the Board set Dr. Sagartz’s salary at $350,000 effective August 28, 2021. For fiscal 2022, the Board set Dr. Sagartz’s salary at $375,000 effective January 1, 2022. Dr. Sagartz is entitled to vacation in accordance with Company policy and reimbursement for ordinary and necessary business expenses and is also entitled to participate in the Company’s benefit plans and programs provided to Company executives generally, including as pertaining to incentive compensation, subject to eligibility requirements and other terms and conditions of those plans.

The Sagartz Employment Agreement provides for certain non-competition, non-solicitation and confidentiality undertakings. If Dr. Sagartz is terminated by the Company without cause or Dr. Sagartz resigns for good reason (in each case, as defined in the Sagartz Employment Agreement) in addition to payment of earned or accrued compensation and benefits and reimbursement of accrued expense, he would be entitled to (i) reimbursement of an amount equal to his monthly COBRA premiums for a period of 12 months after his termination, provided such payments would cease upon his becoming entitled to other health insurance, (ii) payment of an amount equal to his annual salary for 12 months in equal bi-weekly installments over the 12 month period following the termination and (iii) a pro-rated portion of the annual bonus he was eligible for, if any, for the completed portion of any fiscal year in which the termination occurs based on the relevant portion of the bonus that would have been earned, if any, had he remained employed through the fiscal year and payable at the time payable were he to have remained employed.

Offer Letter with Ms. Taylor

The Company entered into an offer letter with Ms. Taylor, dated February 21, 2020 in connection with her employment as Chief Financial Officer of the Company. The letter provided for a base salary of $240,000 per year with a discretionary annual incentive bonus opportunity, which is tied to company performance metrics and individualized achievements. For fiscal 2021, the Board set Ms. Taylor’s salary at $325,000 effective August 28, 2021. For fiscal 2022, the Board set Ms. Taylor’s salary at $350,000 effective January 1, 2022. Ms. Taylor is entitled to participate in the Company's benefits, including group health insurance, 401(k) plan and elective supplemental life and short-term disability insurance and receives 20 days of vacation per calendar year, as well as a total of 8 personal and sick days.  Pursuant to the offer letter, Ms. Taylor was awarded 10,000 shares of restricted stock with a 24-month vesting period on the 90th day of her employment.

Fiscal 2021 Summary Compensation Table

For fiscal 2021, our Named Executive Officers or “NEOs” were Mr. Leasure, Dr. Sagartz and Ms. Taylor. The following narrative, tables and footnotes describe the "total compensation" earned by the Company’s NEOs during fiscal 2021 and fiscal 2020. Ms. Taylor was not a Named Executive Officer of the Company during fiscal 2020 Individual components of the total compensation calculation reflected in the Summary Compensation Table are broken out below:

Salary. Base salary earned during fiscal 2021 and 2020. The terms of Mr. Leasure and Dr. Sagartz’s employment agreements and Ms. Taylor's offer letter governed their base salaries.

Bonus. The amounts presented under the Bonus column represent discretionary bonuses paid in connection with the acquisitions related to HistoTox Labs and Bolder BioPATH and the related financings.

Nonequity Incentive Plan Compensation.  The amounts presented under the Nonequity Incentive Plan Compensation column represent accrued bonuses (i) related to the Company’s AIBP for Dr. Sagartz and Ms. Taylor, and (ii) in the case of Mr. Leasure, related to his employment agreement.

Equity Awards. The awards disclosed under the headings "Stock Awards" and "Option Awards" consist of the aggregate grant date fair value of the restricted stock or stock option awards, as applicable, granted in fiscal 2021 and 2020 computed in accordance with FASB ASC Topic 718. The grant date fair value of the option awards may vary from the actual amount ultimately realized by the NEO based on a number of factors. The factors include the Company's actual operating performance, common share price fluctuations, differences from the valuation assumptions used, the limited liquidity in the trading of the Company’s shares and the timing of exercise or applicable vesting. Assumptions used in the calculation of the grant date fair value are included in Note 9 in the Notes to Consolidated Financial Statements included in response to Item 8 in this Annual Report on Form 10-K.

All Other Compensation. The amounts presented in the All Other Compensation Column consist of Company matching contributions made to the named executives account in the Company's 401(k) plan.

	SUMMARY COMPENSATION TABLE
Name	Principal Position	Year	Salary ($)	Bonus	Nonequity Incentive Plan Compensation ($)	Stock Awards ($) (1)		Options ($) (1)		All Other Compensation ($)	Total ($)
Robert W. Leasure, Jr	President and Chief Executive	2021	$450,751	$100,000	$240,000	$508,836	(2)	-		6,646	$1,306,233
	Officer	2020	$344,225	-	$185,000	$69,420	(3)	$171,000	(4)	-	$769,645

John E. Sagartz, DVM	Chief Strategy	2021	$322,674	$56,000	-	$88,006	(5)	-		$8,227	$474,907
Ph.D., DACVP	Officer	2020	$289,821		-	$34,729	(6)	-		-	$324,550

Beth A. Taylor	Chief Commercial	2021	$273,635	$56,000	-	$63,753	(7)	-		$8,198	$401,586
	Officer

(1) Represents the aggregate grant date fair value of the stock option and restricted stock awards granted in fiscal   2021 or 2020 in accordance with FASB ASC Topic 718.

(2) Grant date fair value of grant of 40,000 restricted shares on December 29, 2020 that will vest on December 29, 2022 and of a grant of 3,667 restricted shares on May 7, 2021 that will vest on May 7, 2023.

(3) Grant date fair value of a grant of 13,000 restricted shares on January 27, 2020 that will vest on January 27, 2022.

(4) Grant date fair value of option grant on January 27, 2020 for 45,000 options on common shares, vesting 40% on January 27, 2021, 30% on January 27, 2022 and 30% on January 27, 2023.

(5) Grant date fair value of a grant of 9,663 restricted shares on December 2, 2020 that will vest on December 2, 2022 and of a grant of 880 restricted shares on May 7, 2021 that will vest on May 7, 2023.

(6) Grant date fair value of a grant of 8,974 restricted shares on November 21, 2019 that will vest on November 21, 2021.

(7) Grant date fair value of grant of 5,995 restricted shares on December 2, 2020 that will vest on December 2, 2022 and of a grant of 880 restricted shares on May 7, 2021 that will vest on May 7, 2023.

Outstanding Equity Awards at Fiscal Year-End Table

In addition to restricted stock awards, the Company has awarded stock options to members of its senior management and other Company team members. The terms of these awards typically provide for vesting over a defined period of time; however, the Compensation Committee and the Board generally have the ability to alter, and occasionally do alter, the vesting schedule to meet specific objectives. The options expire if not exercised within ten years from the date of grant. The following table shows the equity awards granted to the Company's NEOs that were outstanding as of the end of the Company's 2021 fiscal year. Neither Dr. Sagartz nor Ms. Taylor had options outstanding at the end of fiscal 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL 2021 YEAR-END
OPTION AWARDS

	Number of Securities Underlying Unexercised Options
Name	(#) Exercisable	(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Robert W. Leasure, Jr.	18,000	27,000	(1)	5.03	January 26, 2030
	36,667	18,333	(2)	1.30	January 13, 2029
	54,667	45,333

(1)	Options on 13,500 shares vest on January 27, 2022 and 13,500 shares vest on January 27, 2023.

(2)	Options on 18,333 shares vest on January 14, 2022.

RESTRICTED STOCK AWARDS
Name	Number of Shares that Have Not Vested		Market Value of Shares That Have Not Vested (1)
Robert W. Leasure, Jr.	56,667	(2)	$1,656,943

John E. Sagartz, DVM, Ph. D., DACVP	19,507	(3)	$570,385

Beth A. Taylor	16,875	(3)	$493,425

Market value as of September 30, 2021.
(2)	13,000 shares vest on January 27, 2022, 40,000 shares vest on December 29, 2022 and 3,667 shares vest on May 7, 2023.
(3)	8,974 shares vest on November 21, 2021, 9,653 shares vest on December 2, 2022 and 880 shares vest on May 7, 2023.
(4)	10,000 shares vest on June 10, 2022, 5,995 shares vest on December 2, 2022 and 880 shares vest on May 7, 2023.

ITEM 12-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2021, the number of common shares owned by each of our directors, the executive officers named in the Summary Compensation Table above, our current directors and executive officers as a group, and each person whom we know to beneficially own more than 5% of our outstanding common shares. As of December 1, 2021, there were 24,266,099 common shares outstanding.

Unless otherwise indicated, the address for each listed shareholder is: c/o Inotiv, Inc., 2701 Kent Avenue, West Lafayette, Indiana, 47906. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares indicated.

	Shares Beneficially Owned
Name	Number of Shares		Percent of Class

5% Beneficial Owners
P2 Capital Partners, LLC (1)	2,946,961		12.1%
Andrew H. Baker (2)	2,302,102		9.5%
Peter T. Kissinger, Ph.D. (3)	1,285,767		5.3%
Candice B. Kissinger (3)	1,285,767		5.3%

Directors and Named Executive Officers
Nigel Brown	440	(4)	*
Scott Cragg	499,535	(5)	2.1%
Gregory C. Davis, Ph.D.	49,683	(6)	*
Richard A. Johnson, Ph.D.	74,683	(7)	*
Robert W. Leasure, Jr.	297,454	(8)	1.2%
R. Mathew Neff	78,113	(9)	*
John E. Sagartz, DVM, Ph.D., DACVP	648,524	(10)	2.7%
Beth A. Taylor	38,661	(11)	*

Directors and Officers as a Group (15 persons)	2,451,823	(12)	10.1%

* Represents beneficial ownership of less than one percent (1%) of the outstanding common shares

(1)	Based solely on information disclosed in a Schedule 13D filed with the SEC on November 15, 2021. In this filing, P2 Capital Partners, LLC and Claus Moller reported shared voting and dispositive power with respect to all of the shares indicated, P2 Capital Master Fund I, L.P. reported shared voting and dispositive power with respect to 715,705 shares, P2 Capital Fund IV, L.P. reported shared voting and dispositive power with respect to 2,231,256 shares and Savanna Holdings, LLC reported sole voting and dispositive power with respect to all of the shares indicated. The address of the principal office of each of these reporting persons is 590 Madison Avenue, 25th Floor, New York, New York 10022.
(2)	Based solely on information disclosed in a Schedule 13D filed with the SEC on November 15, 2021. In this filing, Mr. Baker reported sole voting and dispositive power with respect to all of the shares indicated, consisting of 2,294,946 shares owned by Jermyn Street Associates LLC and 7,156 shares owned by Jermyn Street Associates II LLC and Jermyn Street Associates LLC reported sole voting and dispositive power with respect to 2,294,946 shares. The address of each of these reporting persons is 660 Madison Avenue, 15th Floor, New York, New York 10065.
(3)	Based solely on information disclosed in a Schedule 13D filed with the SEC on January 29, 2010. In this filing, Dr. Kissinger reported sole voting and dispositive power with respect to 437,547 shares, Ms. Kissinger reported sole voting and dispositive power with respect to 252,310 shares, including 1,354 shares indirectly held by Ms. Kissinger for the benefit of their children, and Dr. and Ms. Kissinger reported shared voting and dispositive power with respect to 595,910 shares.
(4)	Represents restricted shares as to which Mr. Brown has sole voting power, but no dispositive power.
(5)	Includes 499,095 shares owned by Jermyn Street Capital LLC as to which Mr. Cragg shares voting and dispositive power and disclaims beneficial ownership except to the extent of his pecuniary interest therein, and 440 restricted shares as to which Mr. Cragg has sole voting power, but no dispositive power.
(6)	Includes 17,000 shares underlying options exercisable within 60 days and 12,683 restricted shares as to which Dr. Davis has sole voting power, but no dispositive power.
(7)	Includes 32,000 shares underlying options exercisable within 60 days and 12,683 restricted shares as to which Dr. Johnson has sole voting power, but no dispositive power.
(8)	Includes 86,500 shares underlying options exercisable within 60 days and 74,238 restricted shares as to which Mr. Leasure has sole voting power, but no dispositive power.
(9)	Includes 17,000 shares underlying options exercisable within 60 days and 12,683 restricted shares as to which Mr. Neff has sole voting power, but no dispositive power.
(10)	Includes 10,533 restricted shares as to which Dr. Sagartz has sole voting power, but no dispositive power.
(11)	Includes 18,207 restricted shares as to which Ms. Taylor has sole voting power, but no dispositive power.
(12)	Includes 742,075 shares underlying options exercisable within 60 days and 185,347 restricted shares as to which the holders have sole voting power, but no dispositive power.

Equity Compensation Plan Information

The Company maintains the Inotiv, Inc. 2018 Equity Incentive Plan (the “Plan”), which amended and restated the Company’s 2008 Stock Option Plan. The following table gives information about equity awards under the Plan as of the end of fiscal 2021.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under the Equity Compensation Plan *
Equity compensation plans approved by security holders	831,310	$9.82	430,063

*Excluding securities reflected in first column.

For additional information regarding the Plan, please see Note 9 in the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s insider trading policy prohibits executive officers, directors and certain accounting personnel and employees from purchasing securities or other financial instruments, or to otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of equity securities granted as compensation, or held directly or indirectly by the employee or director.

ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Independence

The Board of Directors has determined that Gregory C. Davis, Ph.D., R. Matthew Neff, Richard A. Johnson, Ph.D., Nigel Brown, Ph.D. and Scott Cragg have no relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such individuals meet the current independence requirements of the NASDAQ Marketplace Rules, as well as the independence requirements of the SEC.

Related Party Transactions

We describe below transactions and series of similar transactions, during our last three fiscal years or currently proposed, to which we were a party or will be a party, in which:

•	the amounts involved exceeds $120,000; and

•	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock had or will have a direct or indirect material interest.

Other than as described below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting this criteria to which we have been or will be a party other than compensation arrangements, which are described where required under Item 11 – Executive Compensation.

On January 12, 2019, the Board of Directors elected Robert Leasure, Jr. as the Company’s President and Chief Executive Officer and as a director of the Company. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and consulting firm formed in 2002. The Company has a consulting agreement with LS by which we paid consulting fees of $86,000 and $64,000 in fiscal 2021 and 2020, respectively. The Company received consulting services from LS prior to Mr. Leasure being elected as CEO and continues to use services of the consulting firm on an as-needed basis.

The Company formerly leased space from SWL Properties, LLC. SWL Properties is owned by Dr. John E. Sagartz, our Chief Strategy Officer, a member of our Board of Directors, Kimberly Sagartz, a former employee of the Company, and Joseph E. Flynn, our former Chief Commercial Officer. The lease commenced in July of 2018 with an initial term of seven years, and the possibility of extensions for two successive terms of seven years each. Annual rent paid to SWL Properties under the lease arrangements in each of fiscal 2020 and 2019 was $390,000 per year. In May 2021, the Company exercised its option in the lease agreement to purchase the building from SWL for $4.7 million in cash. Prior to the purchase, the Company paid SWL rent payments of $260,000 and $390,000 during fiscal 2021 and 2020, respectively.

Director and Officer Indemnification

Chapter 37 of the Indiana Business Corporation Law (the "IBCL") authorizes every Indiana corporation to indemnify its officers and directors under certain circumstances against liability incurred in connection with proceedings to which the officers or directors are made a party by reason of their relationship to the corporation. Officers and directors may be indemnified where they have acted in good faith, which means, in the case of official action, they reasonably believed the conduct was in the corporation’s best interests, and in all other cases, they reasonably believed the action taken was not against the best interests of the corporation, and in the case of criminal proceedings they had reasonable cause to believe the action was lawful or there was no reasonable cause to believe the action was unlawful. Chapter 37 of the IBCL also requires every Indiana corporation to indemnify any of its officers or directors (unless limited by the articles of incorporation of the corporation) who were wholly successful, on the merits or otherwise, in the defense of any such proceeding against reasonable expenses incurred in connection with the proceeding. A corporation may also, under certain circumstances, pay for or reimburse the reasonable expenses incurred by an officer or director who is a party to a proceeding in advance of final disposition of the proceeding. Chapter 37of the IBCL states that the indemnification provided for therein is not exclusive of any other rights to which a person may be entitled under the articles of incorporation, bylaws or resolutions of the board of directors or shareholders.

Our second amended and restated articles of incorporation provide for indemnification, to the fullest extent permitted by the IBCL, of our directors, officers, employees and agents against liability and reasonable expenses that may be incurred by them in connection with proceedings in which they are made a party by reason of their relationship to the company.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Act”), may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Equity Grants to Executive Officers and Directors

We have granted options to our named executive officers and certain of our non-employee directors as more fully described in Item 11 - Executive Compensation.

ITEM 14-PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company’s Audit Committee has engaged RSM as the Company’s independent registered public accounting firm for the audit of the consolidated financial statements since the fiscal year ended September 30, 2013.

Fees of Independent Registered Public Accounting firm

	Years Ended
	September 30,
	2021	2020
Audit Fees -
Aggregate fees for annual audit, quarterly reviews	$372,000	$415,000

Audit Related Fees -
Aggregate fees for assurance and related services	$514,589	$131,000

Tax Fees -
Income tax services related to compliance with tax laws	$43,405	$—

All other fees	$—	$—
	$929,994	$546,000

There were no fees for services other than the above paid to the Company’s independent registered public accounting firm.

The Company’s policies require that the scope and cost of all work to be performed for the Company by its independent registered public accounting firm must be approved by the Audit Committee. Prior to the commencement of any work by the independent registered public accountants on behalf of the Company, the independent registered public accountants provide an engagement letter describing the scope of the work to be performed and an estimate of the fees. The Audit Committee, the Chief Executive Officer and the Chief Financial Officer must review and approve the engagement letter and the estimate before authorizing the engagement. All fees were reviewed and approved by the Audit Committee, the Chief Executive Officer and the Chief Financial Officer during fiscal 2021 and 2020. Where fees charged by the independent registered public accounting firm exceed the estimate, the Audit Committee must review and approve the excess fees prior to their payment.

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

EXHIBIT INDEX

Number		Description of Exhibits

(2)	2.1

Asset Purchase Agreement, dated November 8, 2019, by and among Bioanalytical Systems, Inc., Bronco Research Services LLC and Pre-Clinical Research Services, Inc. and its Shareholder (incorporated by reference to Exhibit 2.1 to Form 10-Q filed February 14, 2020).

	2.2

Asset Purchase Agreement, dated April, 13, 2021, by and among Inotiv, Inc., Inotiv-Boulder HTL, LLC, HistoTox Labs, Inc. and the stockholder of HistoTox Labs, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 19, 2021).

	2.3

Agreement and Plan of Merger, dated April 15, 2021, by and among Inotiv, Inc., Rock Mergeco, Inc., Inotiv Boulder, LLC, Bolder BioPATH, Inc. and the shareholders of Bolder BioPATH, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed April 19, 2021).

	2.4

Agreement and Plan of Merger dated September 21, 2021 among the Company, certain merger subsidiaries of the Company, Envigo RMS Holding Corp. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 21, 2021).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended (incorporated by reference to Exhibit 3.1 to t Form 8-K filed November 5, 2021).

	3.2	Second Amended and Restated Bylaws of Inotiv, Inc., as amended (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 19, 2021).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2

Indenture, dated as of September 27, 2021, among Inotiv, Inc., the guarantor named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 27, 2021).

	4.3	Form of certificate representing the 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 27, 2021).

	4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 (Registration No. 333-261025) filed on November 12, 2021).

(10)	10.1

Agreement for Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited, dated October 11, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 17, 2007).

	10.2	Form of Lease, by and among Bioanalytical Systems, Inc., Bioanalytical Systems Limited and Pettifer Estates Limited (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 17, 2007).

	10.3	Bioanalytical Systems, Inc. 2008 Director and Employee Stock Option Plan (incorporated by reference to Appendix A to the Revised Definitive Proxy Statement filed February 5, 2008).*

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

10.6	Lease Agreement between the Company and Cook Biotech, effective January 28, 2015 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2015).

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

10.9

Employment Agreement, by and between the Company and John E. Sagartz, DVM, Ph.D., DACVP, effective October 5, 2018 (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended September 30, 2018).*

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

10.13	Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed November 5, 2021).*

10.14	Form of Restricted Stock Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed December 26, 2019).*

10.15

Form of Non-Qualified Stock Option Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Form 10-K filed December 26, 2019).*

10.16

Amended and Restated Credit Agreement, dated as of April 30, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 13, 2021).

10.17

First Amendment to Amended and Restated Credit Agreement, dated May 26, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 13, 2021).

	10.18	Consent and Waiver from First Internet Bank of Indiana, dated May 5, 2021 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 13, 2021).

	10.19

Second Amendment to Amended and Restated Credit Agreement, dated September 21, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed October 1, 2021).

	10.20

Promissory note, dated April 18, 2020, entered into by the Company in favor of Huntington National Bank pursuant to the Paycheck Protection Program as administered by the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2020).

	10.21	Amended and Restated Employment Agreement, dated December 29, 2020, between the Company and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed February 10, 2021).*

	10.22	Offer Letter from the Company to Beth A. Taylor, dated February 20, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

	10.23	Offer Letter from the Company to John Greg Beattie, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).
(14)	14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Form 10-K filed December 29, 2006).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm RSM US LLP (filed herewith).

(31)	31.1	Certification of Chief Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	XBRL data file (filed herewith).
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Management contract or compensatory plan or arrangement.

ǂ      Certain schedules referenced in these exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTIV, INC.
(Registrant)

Date: December 21, 2021	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2021	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Gregory C. Davis	Chairman	December 21, 2021
Gregory C. Davis, Ph.D.

/s/ Robert W. Leasure, Jr.	Director	December 21, 2021
Robert W. Leasure, Jr.

/s/ Richard A. Johnson	Director	December 21, 2021
Richard A. Johnson, Ph.D.

/s/ John E. Sagartz	Director	December 21, 2021
John E. Sagartz, DVM, Ph.D., DACVP

/s/ R. Matthew Neff	Director	December 21, 2021
R. Matthew Neff

/s/ Nigel Brown	Director	December 21, 2021
Nigel Brown, Ph.D.

/s/ Scott Cragg	Director	December 21, 2021
Scott Cragg