Form 10-Q
period 2021-12-31
Inotiv, Inc.
filed 2022-02-16
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	NASDAQ Capital Market

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

As of February 11, 2022, 25,459,361 of the registrant's common shares were outstanding.

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	September 30,
	2021	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,418	$138,924
Restricted cash	436	18,000
Trade receivables and contract assets, net of allowances for doubtful accounts of $3,068 and $668, respectively	71,949	28,364
Inventories, net	36,066	602
Prepaid expenses and other current assets	23,390	3,129
Total current assets	174,259	189,019

Property and equipment, net	132,823	47,978
Operating lease right-of-use assets, net	24,469	8,358
Goodwill	451,810	51,927
Other intangible assets, net	215,132	24,233
Other assets	5,394	341
Total assets	$1,003,887	$321,856

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,141	$6,163
Accrued expenses and other liabilities	23,518	8,968
Capex line of credit	—	1,749
Fees invoiced in advance	44,525	26,614
Current portion on long-term operating lease	5,674	1,959
Current portion of long-term debt	5,223	9,656
Total current liabilities	107,081	55,109
Long-term operating leases, net	18,705	6,554
Long-term debt, less current portion, net of debt issuance costs	255,395	154,209
Other liabilities	3,296	512
Deferred tax liabilities, net	29,007	344
Total liabilities	413,484	216,728

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Preferred shares, authorized 1,000,000 shares, no par value:
Common shares, no par value:
Authorized 74,000,000 shares; 24,348,594 issued and outstanding at December 31, 2021 and 15,931,485 at September 30, 2021	6,050	3,945
Additional paid-in capital	679,261	112,198
Accumulated deficit	(94,426)	(11,015)
Accumulated other comprehensive loss	137	—
Total shareholders’ equity	591,022	105,128
Noncontrolling interest	(619)	—
Total shareholders’ equity and noncontrolling interest	590,403	105,128
Total liabilities and shareholders’ equity and noncontrolling interest	$1,003,887	$321,856

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Service revenue	$38,176	$17,032
Product revenue	46,035	853
Total revenue	$84,211	$17,885
Costs and expenses:
Cost of services provided	24,209	11,597
Cost of products sold	40,677	411
Selling	2,738	625
General and administrative	13,252	4,882
Amortization of intangible assets	3,396	160
Other operating expense	33,580	196
Operating income (loss)	$(33,641)	$14
Other income (expense):
Interest expense	(4,828)	(347)
Other (expense) income	(57,727)	-
Income (loss) before income taxes	$(96,196)	$(333)
Provision for income taxes	12,785	(33)
Consolidated net income (loss)	$(83,411)	$(366)
Less: Net income (expense) attributable to noncontrolling interests	(364)	-
Net income (loss) attributable to common shareholders	$(83,047)	$(366)

Loss per common share
Net income attributable to common shareholders:
Basic and diluted	$(3.93)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	21,124	11,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended
	December 31,
	2021	2020
Consolidated net income (loss)	$(83,411)	$(366)

Other comprehensive income (loss), net of tax
Foreign currency translation	247	—
Defined benefit plans:
Actuarial gains (losses), net of taxes	(110)	—
Foreign currency translation	—	—
Other comprehensive income (loss), net of tax	137	—
Consolidated comprehensive income (loss)	(83,274)	(366)
Comprehensive loss attributable to non-controlling interests	(364)	—
Comprehensive income (loss) attributable to the common stockholders	$(83,638)	$(366)

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST (UNAUDITED)

(In thousands, except number of shares)

	Three Month Period Ended December 31, 2021
							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	Loss	Interests	equity
Balance at September 30, 2021	—	$—	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net income (loss)	—	—	—	—	—	(83,411)	—	364	(83,047)
Stock issued in acquisitions	—	—	8,374,138	2,094	459,289	—	—	—	461,383
Non-controlling interest related to Envigo acquisition	—	—	—	—	—	—	—	(983)	(983)
Issuance of stock under employee stock plans	—	—	42,971	11	38	—	—	—	49
Stock based compensation	—	—	—	—	19,160	—	—	—	19,160
Pension cost amortization	—	—	—	—	—	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	—	—	—	—	247	—	247
Reclassification of convertible note embedded derivative to equity (Note 7)	—	—	—	—	88,576	—	—	—	88,576
Balance at December 31, 2021	—	$—	24,348,594	$6,050	$679,261	$(94,426)	$137	$(619)	$590,403

	Three Month Period Ended December 31, 2020
							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	Loss	Interests	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$—	$—	$7,596
Consolidated net loss	—	—	—	—	—	(366)	$—	$—	(366)
Stock option exercises	—	—	23,350	6	39	—	—	—	45
Stock based compensation	—	—	116,974	29	152	—	—	—	181
Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$—	$—	$7,456

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2021	2020
Operating activities:
Net income (loss)	$(83,411)	$(366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	6,035	1,065
Undistributed earnings of noncontrolling interest	(364)	—
Change on operating lease	(229)	5
Employee stock compensation expense	19,159	181
Changes in deferred taxes	(14,281)	—
Provision for doubtful accounts	—	72
Foreign currency (gain) loss	320	9
Loss on fair value remeasurement of embedded derivative	56,714	—
Other non-cash operating activities	2,021	37
Loss on debt extinguishment	877	—
Non-cash amortization of inventory fair value step-up	3,668	—
Gain on disposal of fixed assets	(247)	—
Financing lease interest expense	1	69
Changes in operating assets and liabilities:
Accounts receivable	1,517	(634)
Inventories	(3,393)	(176)
Income tax accruals	1,438	33
Prepaid expenses and other current assets	(1,432)	(231)
Accounts payable	4,491	435
Accrued expenses	(10,974)	(1,089)
Customer advances	10,806	2,242
Other asset and liabilities, net	6,141	—
Net cash used in operating activities	(1,143)	1,652

Investing activities:
Capital expenditures	(5,655)	(1,474)
Proceeds from sale of equipment	284	—
Cash paid in acquisitions	(227,022)	—
Net cash used in investing activities	(232,393)	(1,474)

Financing activities:
Payments on finance lease liability	—	(108)
Payments of long-term debt	(37,747)	—
Payments of debt issuance costs	(7,102)	(712)
Payments on promissory notes	(167)	(40)
Payments on capex lines of credit	(1,749)	—
Borrowings on construction loans	1,184	—
Borrowings on capex lines of credit	—	387
Proceeds from issuance of senior term notes	165,000	—
Proceeds from exercise of stock options	47	44
Net cash provided by financing activities	119,466	(429)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net increase in cash and cash equivalents	(114,070)	(251)
Cash, cash equivalents, and restricted cash at beginning of period	156,924	1,406
Cash, cash equivalents, and restricted cash at end of period	$42,854	$1,155

Noncash financing activity:
Seller financed acquisition	$3,000	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,351	$256
Income taxes paid, net	$163	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share amounts, unless otherwise indicated)

(Unaudited)

1.           DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Inotiv, Inc. and its subsidiaries and a variable interest entity (“VIE”) (“We,” “Our,” “Us,” the “Company,” and “Inotiv”) comprise a leading contract research organization specializing in nonclinical and analytical drug discovery and development services. The Company also manufactures scientific instruments for life sciences research, which it sells with related software for use by pharmaceutical companies, universities, government research centers and medical research institutions.

On November 5, 2021, the Company completed the acquisition of Envigo RMS Holding Corp. (“Envigo acquisition”) by merger of a wholly owned subsidiary of the Company with and into Envigo.

As a result of the Envigo transaction, the Company’s business now includes breeding, importing and selling research-quality animal models for use in laboratory tests, manufacturing and distributing standard and custom diets, distributing bedding and enrichment products, and providing other services associated with these products. With over 130 different species and strains, the Company is a global leader in the production and sale of some of the most widely used rodent research model strains, among other species. The Company maintains production and distribution facilities in the United States (“U.S.”), United Kingdom (“U.K.”), mainland Europe, and Israel.

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2021 and 2020 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at December 31, 2021. The results of operations for the three months ended December 31, 2021 may not be indicative of the results for the fiscal year ending September 30, 2022.

The acquisition of Envigo was transformational to the Company’s underlying business. As a result, certain reclassifications have been made to prior periods in the unaudited condensed consolidated financial statements and accompanying notes to conform with current presentation, which more closely reflects management’s perspective of the business as it currently exists.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgements that may affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. These include, but are not limited to, management estimates in the calculation and timing of revenue recognition, pension liabilities, deferred tax assets and liabilities and the related valuation allowance. Although estimates are based upon management’s best estimate using historical experience, current events, and actions, actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and a VIE it consolidates in accordance with GAAP. The Company consolidates a VIE, as a result of the Envigo acquisition. The VIE does not have a material impact to net assets or net income.

The Company accounts for noncontrolling interests in accordance with Accounting Standard Codification (“ASC”) 810, “Consolidation” (“ASC 810”). ASC 810 requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the Parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the condensed consolidated statement of operations.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2021. As a result of the Envigo acquisition, certain policies have been added or adjusted to reflect our combined business.

Pension Costs

As a result of the Envigo acquisition, the Company has a defined benefit pension plan for one of its U.K. subsidiaries.

The projected benefit obligation and funded position of the defined benefit plan is estimated by actuaries and the Company recognizes the funded status of its defined benefit plan on its consolidated balance sheet and recognizes gains and losses. Prior service costs or credits that arise during the period are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss), net of tax. The Company measures plan assets and obligations as of the date of the Company’s year-end consolidated balance sheet; making assumptions to anticipate future events. The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of the unfunded defined benefit plan obligation, among other items.

Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the consolidated financial statements (see Note 13 – Defined Benefit Plan).

Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised of consolidated net income (loss) plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current year actuarial gains (losses) in connection with the Company’s defined benefit plan.

Foreign Currencies

Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange on the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange on the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations, in Operating income. The Company records gains and losses from re-measuring intercompany loans separately in Foreign exchange gain (loss) in the consolidated statement of operations.

The results of operations of subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rate, assets and liabilities are translated at period-end exchange rates, capital accounts are translated at historical exchange rates, and retained earnings are translated at the weighted average of historical rates. Translation adjustments are excluded from the determination of net income and are recorded as a separate component of equity within accumulated other comprehensive income (loss) in the consolidated financial statements.

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

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized Common Shares from 20,000,000 shares, consisting of 19,000,000 Common Shares and 1,000,000 Preferred Shares, to 75,000,000 shares, consisting of 74,000,000 Common Shares and 1,000,000 Preferred Shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition (described below). The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to the plan. At December 31, 2021, 1,820,933 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the three months ended December 31, 2021, 8,374,138 common shares were issued in relation to acquisitions. See Note 10 for further discussion of consideration for each acquisition.

Stock Based Compensation

The Company expenses the estimated fair value of stock options over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Prior to October 1, 2020, stock-based compensation expense was reduced for estimated forfeitures, and if necessary, an adjustment was recognized in future periods if actual forfeitures differed from those estimates. The accounting change was made prospectively; therefore, stock-based compensation for equity grants subsequent to October 1, 2020, will not be reduced for estimated forfeitures as expense will be adjusted in the period that a forfeiture occurs. The Company believes that this accounting change will more accurately account for expense relating to forfeitures. The Company has assessed the cumulative effect of this change in accounting policy and has deemed the impact to be immaterial; therefore, an adjustment has not been recorded to beginning retained earnings. Stock based compensation expense for the three months ended December 30, 2021 and 2020, was $23,932 and $181, respectively. Of the $23,932 stock compensation expense, $23,014 relates to post-combination expense recognized in connection with the Envigo transaction (see Note 10 – Business Combinations), which is inclusive of $4,772 of cash.

3.           LOSS PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares, if any, and the treasury stock method for stock options, respectively. As of December 31, 2021, the Company only had dilutive potential common shares, which related to shares issuable upon exercise of options. Shares issuable upon exercise of 1,654,270 options were not considered in computing diluted income (loss) per share for the three months ended December 31, 2021 because they were anti-dilutive. Additionally, there are 3,040,268 shares issuable upon conversion in connection with the convertible debt entered into on September 27, 2021. The Company computes diluted earnings per share using the if-converted method for the shares issuable in connection with the convertible debt. These shares were not considered in computing diluted (loss) per share for the three months ended December 31, 2021 because they were anti-dilutive. Shares issuable upon exercise of 704,340 options and 12 common shares issuable upon conversion of preferred shares were not considered in computing diluted (loss) per share for the three months ended December 31, 2020 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted loss per share:

	Three Months Ended
	December 31,
	2021	2020
Basic and diluted net income (loss) per share:
Net loss applicable to common shareholders	$(83,047)	$(366)
Weighted average common shares outstanding
Basic	21,124	11,016
Diluted	21,124	11,016

Basic net loss per share	$(3.93)	$(0.03)
Diluted net loss per share	$(3.93)	$(0.03)

4.           OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended
	December 31,
	2021	2020
Acquisition costs	$7,977	$—
Startup costs	957	160
Remediation costs	439	—
Integration costs	831	—
Other costs	362	36
Acquisition-related stock compensation costs	23,014	—
	$33,580	$196

5.           SEGMENT INFORMATION

Due to the Envigo acquisition, the Company reports its results in two reportable segments – Discovery and Safety Assessment (DSA) and Research Models and Services (RMS).

The DSA segment provides preclinical research services on a contract basis directly to biopharma and pharmaceutical companies as well as certain research products. Preclinical research services include screening and pharmacological testing, nonclinical safety testing, formulation development, regulatory compliance and quality control testing, which are services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. Research products provides liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.

The Company’s RMS reportable segment includes the research models, research model services and Teklad diet, bedding and enrichment businesses (Teklad). Research models include the commercial production and sale of small research models and large research models and the production and sale of certain biological products. Research model services include: Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; client-owned animal colony care; and health monitoring and diagnostics services related to research models. Teklad includes standard, custom and medicated diets as well as bedding and environmental enrichment products, which enhance the welfare of research animals.

During the three months ended December 31, 2021, the RMS segment reported intersegment revenue of $320 from the DSA segment. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended
	December 31,
	2021	2020
Revenue
DSA	$32,825	$17,885
RMS	51,386	—

Operating Income (Loss)
DSA	$6,042	$3,277
RMS	80	—
Unallocated Corporate	(39,763)	(3,263)
	$(33,641)	$14

Interest expense	(4,828)	(347)
Other expense	(57,727)	—
Loss before income taxes	$(96,196)	$(333)

Total assets by reporting segment is as follows:

	December 31,	September 30,
	2021	2021
DSA	$208,886	$321,856
RMS	795,001	—
	$1,003,887	$321,856

Revenue by geographic area is as follows:

	Three Months Ended
	December 31,
	2021	2020
United States	$71,142	$17,885
Netherlands	6,536	—
Other	6,533	—
	$84,211	$17,885

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective rate of 13.3% for the three months ended December 31, 2021 is primarily related to deferred tax liabilities established as part of the acquisition of Envigo, which resulted in a release of valuation allowance, as well as, the impact on tax expense of certain book to tax differences on the deductibility of certain transaction costs and non-deductibility of the loss on fair value remeasurement of the embedded derivative component of the convertible notes.

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

At December 31, 2021 and September 30, 2021, the Company had no liability for uncertain income tax positions.

The Company records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. Any changes in the liability for uncertain tax positions would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and local jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns The Company has open tax years for state and foreign income tax filings generally starting in 2017.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments (FICA deferral), and expanded income tax net operating loss carryback provisions. As of December 31, 2021, the Company has a FICA deferral of approximately $916 related to the Envigo acquisition. During the three months ended December 31, 2021, the Company paid $916, and the remaining amount of $916 is due on December 31, 2022.

On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (“CAA”) which extended and expanded certain tax relief measures created by the CARES Act, including, but not limited to, (1) second round of Payroll Protection Program loans, and (2) the Employer Retention Credit for 2021.

On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”) which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the CAA and ARPA and the impact they may have on our future business.

7.           DEBT

Credit Facility

On November 5, 2021, the Company, certain of subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving loan facility in the original principal amount of $15,000. In addition, the Credit Agreement provides for an aggregate combined increase of the revolving loan facility and the term loan facility of up to $35,000, which amount will be available to be drawn once the delayed draw term loan facility is no longer available. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving loan facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1%.  The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.25% through December 31, 2021.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving loan facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed drawn loan facility. In each case, such fee shall be paid quarterly in arrears.

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time with premium or penalty.

The Company is required to maintain an initial Secured Leverage Ratio (as defined in the Credit Agreement) of not more than 4.25 to 1.00. The maximum permitted Secured Leverage Ratio shall reduce to 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025.  The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio shall be 1.00 to 1.00 during the first year of the Credit Agreement and shall be 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.

Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility as described in Note 10 and recognized $877 loss on debt extinguishment.

Long term debt as of December 31, 2021 and September 30, 2021 is detailed in the table below.

	As of:
	December 31, 2021	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	1,455	1,500
Seller Note – Smithers Avanza	175	280
Seller Note – Preclinical Research Services	667	685
Seller Note – Plato BioPharma	3,000	—
EIDL Loan	141	—
Convertible Senior Notes	101,062	131,673
Senior Term Loan	165,000	—
	271,500	170,323
Less: Current portion	(5,223)	(9,656)
Less: Debt issue costs not amortized	(10,882)	(6,458)
Total Long-term debt	$255,395	$154,209

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato BioPharma, which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsecured subordinated promissory notes payable to the former shareholders of Plato BioPharma in an aggregate principal amount of $3,000.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

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

In accordance with ASC 815, at issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. The convertible feature of the Notes is subject to fair value remeasurement as of each balance sheet date or until it meets equity classification requirements and is valued utilizing level three inputs as described below. The discount resulting from the initial fair value of the embedded derivative will be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

In the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval for the increase in authorized shares on November 4, 2021 (See Note 2 – Equity), the convertible note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the three-months ended December 31, 2021 of $56,714. The embedded derivative liability of $88,576 was then reclassified to additional paid-in capital in accordance with ASC 815.

In connection with the evaluation at November 4, 2021, the Company rechallenged its analysis of the initial allocation of value between the embedded derivative and debt component of the convertible debt included in long-term liabilities at September 30, 2021. This resulted in a change in the allocation of the underlying long-term debt from $76,716 to $99,776 and the allocation of the conversion feature from $54,922 to $31,862. These changes did not result in any change to long-term liabilities or any material changes to net income as of September 30, 2021.

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

The embedded conversion feature of the convertible senior notes is subject to fair value measurement on a recurring basis as they include unobservable and significant inputs in determining the fair value.  The Company utilized a single factor trinomial lattice model to determine the related fair value of the embedded derivative convertible feature of the notes at November 4, 2021, and the inputs used included a volatility of 40.0%, a bond yield assumption of 10.44% and a remaining maturity period of 5.95 years.

Former Credit Agreement

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

The Company consummated the Envigo Acquisition and repaid all of its obligations under the FIB Credit Facility in November 2021, as described in Note 10.

8.           SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	December 31,	September 30,
	2021	2021
Trade receivables	$66,771	$21,402
Unbilled revenue	8,246	7,630
Total	75,017	29,032
Less: Allowance for doubtful accounts	(3,068)	(668)
Trade receivables and contract assets, net of allowances for doubtful accounts	$71,949	$28,364

Inventories, net consisted of the following:

	December 31,	September 30,
	2021	2021
Raw materials	$1,455	$513
Work in progress	114	37
Finished goods	4,456	192
Animal Inventory	33,682	—
Total	39,707	742
Less: Obsolescence reserve	(3,641)	(140)
Inventories, net	$36,066	$602

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2021	2021
Advances to suppliers	$10,319	$—
Income tax receivable	2,851	—
Other	8,245	1,198
Prepaid research models	1,975	1,931
Prepaid expenses and other current assets	$23,390	$3,129

The composition of other assets is as follows:

	December 31,	September 30,
	2021	2021
Long-term advances to suppliers	$2,144	$—
Security deposits and guarantees	2,511	51
Finance lease right-of-use assets, net	54	60
Other	685	230
Other assets	$5,394	$341

Accrued expenses consisted of the following:

	December 31,	September 30,
	2021	2021
Accrued compensation	$11,030	$3,528
Non-income taxes	1,888	18
Accrued interest	2,339	169
Current portion of long-term finance lease	22	24
Other	8,072	4,887
Current portion of contingent liability	167	167
Consideration payable	—	175
Accrued expenses and other liabilities	$23,518	$8,968

The composition of fees invoiced in advance is as follows:

	December 31,	September 30,
	2021	2021
Customer deposits	$12,511	$—
Deferred revenue	32,014	26,614
Fees invoiced in advance	$44,525	$26,614

Other liabilities consisted of the following:

	December 31,	September 30,
	2021	2021
Long-term customer deposits	$1,161	$—
Accrued pension liability	865	—
Long-term finance leases	35	39
Other	762	—
Long-term portion of contingent liability	473	473
Other liabilities	$3,296	$512

9.           NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020.

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

HistoTox Labs, Bolder BioPATH and Plato BioPharma (discussed below) were combined into one business unit and recorded combined revenues of $9,316 and combined net income of $1,830 for the three month periods ending December 31, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Accounts receivable	982
Unbilled revenues	337
Operating lease ROU asset	2,239
Property and equipment	4,021
Intangible assets	8,500
Other Assets	25
Goodwill	9,129
Accounts payable	(132)
Accrued expenses	(266)
Customer advances	(207)
Operating lease liability	(2,239)
$22,389

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of property and equipment as of December 31, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships and a non-compete agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8 years for customer relationships and 5 years for the non-compete agreement on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of December 31, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

Bolder BioPATH acquisition

Overview

On May 3, 2021, the Company completed the acquisition of Bolder BioPATH in a merger of Bolder BioPATH with a wholly owned subsidiary of the Company. Bolder BioPATH is a provider of services specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models. Consideration for the Bolder BioPATH acquisition consisted of (i) $17,530 in cash, including net working capital adjustment receivable of approximately $970 and inclusive of $1,250 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 1,588,235 of the Company’s common shares valued at $34,452 using the closing price of the Company’s common shares on May 3, 2021 and (iii) unsecured subordinated promissory notes payable to the former shareholders of Bolder BioPATH in an aggregate principal amount of $1,500. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Bolder BioPATH acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Accounts receivable	2,258
Unbilled revenues	1,798
Prepaid expenses	6
Operating lease ROU asset	2,750
Property and equipment	6,609
Intangible asset	12,500
Other assets	70
Goodwill	36,223
Accounts payable	(159)
Accrued expenses	(294)
Deferred revenue	(662)
Deferred tax liability	(4,867)
Operating lease liability	(2,750)
$53,482

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of intangible assets as of December 31, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of December 31, 2021 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

Gateway acquisition

Overview

On August 2, 2021, the Company completed the acquisition of Gateway Pharmacology Laboratories LLC (“Gateway Laboratories”) to further expand its drug metabolism and pharmacokinetics technology and capability as well as expand service offerings to include in vitro solutions in pharmacology and toxicology early in drug discovery. Consideration for the Gateway Laboratories acquisition consisted of (i) $1,671 in cash, including working capital and subject to customary purchase price adjustments, and (ii) 45,323 of the Company’s common shares valued at $1,182 using the closing price of the Company’s common shares on August 2, 2021. This business is reported as part of our DSA reportable segment.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Gateway Laboratories acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and the Company’s ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Accounts receivable	422
Operating lease ROU asset	120
Property and equipment	359
Intangible asset	100
Other assets	9
Goodwill	2,207
Accounts payable	(54)
Accrued expenses	(72)
Deferred tax liability	(118)
Operating lease liability	(120)
$2,853

BioReliance acquisition

Overview

On July 9, 2021, the Company completed the acquisition of certain assets of BioReliance Corporation (“BioReliance”) to further expand its service offerings to include in genetic toxicology services. The assets acquired consisted of fixed assets and an intangible asset related to customer relationships. The Company accounted for the transaction as a business combination as it was determined that the transaction included inputs and substantive processes capable of producing outputs which constitute a business. Consideration for the BioReliance acquisition consisted of (i) $175 in cash and (ii) 10% of net sales through December 2023 derived from the provision by the Company of services comprising the business to existing customers related to the intangible asset acquired. The Company estimated the fair value of 10% of net sales and recorded a contingent consideration liability of $640 in the consolidated balance sheets for the year ended September 30, 2021. The $175 consideration payable was included in accrued expenses in the consolidated balance sheets for the year ended September 30, 2021 and subsequently paid in the first quarter of fiscal 2022.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment and intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Property and equipment	175
Intangible asset	640
$815

As of December 31, 2021, the Company had approximately $640 of contingent consideration related to the BioReliance acquisition that is subject to fair value measurement on a recurring basis as it includes unobservable and significant inputs in the determination of the fair value. The fair value of the contingent consideration related to BioReliance was estimated using a discounted cash flow analysis and level 3 inputs including projections representative of a market participant view for net sales through December 2023 and an estimated discount rate. The amount to be paid is calculated as a percentage of net sales as described above.

Plato BioPharma acquisition

Overview

On October 4, 2021, the Company completed the acquisition of Plato BioPharma, Inc. (“Plato”) to expand its market reach in early-stage drug discovery. Consideration for the Plato acquisition consisted of (i) $10,462 in cash, including working capital and subject to customary purchase price adjustments, (ii) 57,587 of the Company’s common shares valued at $1,776 using the closing price of the Company’s common shares on October 4, 2021 and (iii) a $3,000 seller note.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill and net working capital among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Cash	1,027
Accounts receivable	842
Property and equipment	1,148
Operating lease ROU asset	2,582
Intangible asset	5,100
Goodwill	8,898
Operating lease liability	(2,566)
Other liabilities, net	(242)
Deferred tax liability	(1,551)
$15,238

Envigo RMS Holding Corp acquisition

Overview

On November 5, 2021, the Company completed the acquisition of Envigo RMS Holding Corp. (“Envigo”) by merger of a wholly owned subsidiary of the Company with and into Envigo to expand its market reach in early-stage drug discovery. The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of cash of $218,205, including adjustments for net working capital, and 8,245,918 of the Company’s common shares valued at $439,590 using the opening price of the Company’s common shares on November 5, 2021. In addition, the Company assumed certain outstanding Envigo stock options, including both vested and unvested options, that were converted in the right to purchase 790,620 Company common shares at an exercise price of $9.93 per share. The stock options were valued at $44.80 per option utilizing a Black-Scholes option valuation model with the inputs below. The total value of options issued of $35,418, of which $18,242 was excluded from the purchase price as those options were determined to be post-combination expense. The previously vested stock options are reflected as purchase consideration of approximately $17,176.

Stock price	53.31
Strike price	9.93
Volatility	75.93%
Expected term	3.05
Risk-free rate	0.62%

The Company recognized transaction costs related to the acquisition of Envigo of $8,491 for the three months ended December 31, 2021. These costs were associated with legal and professional services related to the acquisition and are reflected within other operating expenses in the Company’s consolidated statement of operations.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, inventory, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Cash	3,287
Trade receivables and contract assets	44,734
Inventory	35,739
Prepaid expenses and other current assets	18,758
Operating lease right-of-use assets, net	7,231
Property and equipment	80,712
Other assets	9,078
Intangible asset	184,000
Goodwill	390,037
Accounts payable	(17,743)
Fees invoiced in advance	(7,283)
Current portion on long-term operating lease	(2,600)
Accrued expenses and other liabilities	(25,884)
Long-term operating leases, net	(4,631)
Long-term deferred tax liabilities	(41,379)
Non-controlling interest	915
$674,971

Robinson Services, Inc. acquisition

Overview

On December 29, 2021, the Company completed the acquisition of the rabbit breeding and supply business of Robinson Services, Inc. (“RSI”). The acquisition is another step in Inotiv’s strategic plan for building its RMS business and will be reported in the RMS reporting segment. The aggregate consideration paid in the transaction consisted of cash consideration of $3,250 and 70,633 of the Company’s common shares valued at $2,898 using the closing price of the Company’s common shares on December 29, 2021.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of December 31, 2021. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, non-compete agreement, supply agreement and goodwill. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
December 31, 2021
Assets acquired and liabilities assumed:
Customer relationship	4,700
Non-complete agreement	300
Supply agreement	200
Goodwill	948
$6,148

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three months ended December 31, 2021 and December 31, 2020, assuming Envigo acquisition had occurred as of October 1, 2020 are presented for comparative purposes below. These amounts are based on available information of the results of operations of Envigo operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions and the merger been completed on October 1, 2020.

The unaudited pro forma information is as follows:

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
Total revenues	$111,025	$89,077

Net income (loss)	(85,841)	(35,324)

11.         REVENUE RECOGNITION

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into two revenue streams, service revenue and product revenue. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements.

Service revenue

DSA

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

RMS

The Company provides Genetically Engineered Models and Services (GEMS), which performs contract breeding and other services associated with genetically engineered models; client-owned animal colony care; and health monitoring and diagnostics services related to research models. For contracts that involve creation of a specific type of animal, revenue is recognized over time with each milestone as a separate performance obligation. The Company is due payment for work performed even if subsequent milestones are unable to be met. Contract breeding and client-owned animal colony care is recognized over time and are billed as per diems. Health monitoring and diagnostic services are recognized once the service is performed.

Product revenue

DSA

Products revenues included internally manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation.

RMS

Product revenues included research models, diets and bedding, bioproducts and transgenic models and services. Research models revenue represents the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers, and large-animal models. Diets and bedding revenues represent laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenues represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Research models and diets and bedding include freight costs associated with the delivery of the product to customers.

The following table presents changes in the Company’s contract assets and contract liabilities for the three months ended December 31, 2021.

	Balance at			Balance at
	September 30,			December 31,
	2021	Additions	Deductions	2021
Contract Assets: Unbilled revenue	$6,194	$5,362	$(3,310)	$8,246
Contract liabilities: Fees invoiced in advance	$26,614	$124,057	$(106,146)	$44,525

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

Right-of-use lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	As of	As of
	December 31, 2021	September 30, 2021
Operating right-of-use assets, net	$24,469	$8,358

Current portion of operating lease liabilities	5,674	1,959
Long-term operating lease liabilities	18,705	6,554
Total operating lease liabilities	$24,379	$8,513

Finance right-of-use assets, net	$54	$60

Current portion of finance lease liabilities	22	24
Long-term finance lease liabilities	35	39
Total finance lease liabilities	$57	$63

During the three months ended December 31, 2021, the Company had operating lease amortizations of $1,083 and had finance lease amortization of $6. Finance lease interest recorded in the three months ended December 31, 2021 was $1.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended December 31, 2021 and December 31, 2020 were:

	Three months ended	Three months ended
	December 31, 2021	December 31, 2020
Operating lease costs:
Fixed operating lease costs	$1,083	$229
Short-term lease costs	25	10
Variable lease costs	—	2
Lease income	(177)	(160)
Finance lease costs:
Amortization of right-of-use asset expense	6	37
Interest on finance lease liability	1	69
Total lease cost	$938	$187

The Company serves as lessor to a lessee in one facility through the end of calendar year 2024. The gross rental income and underlying lease expense are presented gross in the Company’s condensed consolidated balance sheets. The Company received rental income of $177 and $160 for the three months ended December 31, 2021 and December 31, 2020, respectively.

Supplemental cash flow information related to leases was as follows:

	Three months ended	Three months ended
	December 31, 2021	December 31, 2020
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,096	$229
Operating cash flows from finance leases	1	69
Finance cash flows from finance leases	6	108
Non-cash lease activity:
Right-of-use assets obtained in exchange for new operating lease liabilities	$17,036	$448

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of December 31, 2021 and December 31, 2020 were:

	As of	As of
	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years)
Operating lease	6.18	4.51
Finance lease	2.90	0.88
Weighted-average discount rate (in percentages)
Operating lease	5.10%	5.22%
Finance lease	4.86%	5.84%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2021, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2022 (remainder of fiscal year)	$5,136	$18
2023	5,227	18
2024	4,373	18
2025	3,601	7
2026	2,937	—
Thereafter	7,011	—
Total minimum future lease payments	28,285	61
Less interest	(3,906)	(4)
Total lease liability	24,379	57

13.         DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2022, the Company expects to contribute $1,078 to the Pension Plan. As of December 31, 2021, the unfunded defined benefit plan obligation of $865 is included in other liabilities (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative in the condensed consolidated statement of operations.

	Three Months Ended
	December 31,
	2021	2020
Components of net periodic benefit expense:
Interest cost	$58	$-
Expected return on assets	(109)	-
Amortization of prior loss	161	-
Net periodic benefit cost	$110	$-

14. CONTINGENCIES

Litigation

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. The Company intends to vigorously defend these claims.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

Government Investigations

During the period from July through December 2021, one of Envigo’s U.S. facilities was inspected on several occasions by the U.S. Department of Agriculture (“USDA”). USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations. Envigo formally appealed certain of the findings. USDA has indicated it intends to conduct a formal investigation. The inspections and/or the investigation could lead to enforcement action resulting in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. As of December 31, 2021, no investigation has been initiated.

On June 15, 2021, Envigo Global Services, Inc., a subsidiary of the Company acquired in the Envigo acquisition, was served with a grand jury subpoena issued by the Department of Justice in Miami, Florida requiring the production of documents related to the importation into the United States of live non-human primates originating from or transiting through China, Cambodia and/or Vietnam from April 1, 2014 through March 28, 2019. The Company is cooperating with the Department of Justice.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

		Cumulative
		translation
	Pension	adjustment	Total
Balance as of September 30, 2021	$—	$—	$—
Amortization of actuarial loss	110	—	110
Cumulative translation adjustment	—	(247)	(247)
Balance as of December 31, 2021	$110	$(247)	$(137)

16.          SUBSEQUENT EVENTS

On January 10, 2022, Inotiv, Inc. and Inotiv Morrisville, LLC, a wholly owned subsidiary of the Company (the “ILS Purchaser”), entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Integrated Laboratory Systems Holdings, LLC, a Delaware limited liability company (the “Seller”), and Integrated Laboratory Systems, LLC, a North Carolina limited liability company ("ILS") providing for the acquisition by the Purchaser of all of the outstanding membership interests of ILS (the "Acquisition"). ILS is a preclinical contract research organization offering a suite of toxicology testing solutions, including genetic toxicology, in vivo and in vitro toxicology, histology and pathology, molecular biology and bioinformatics and computational toxicology and data science services, to governmental and commercial clients. Consideration for the ILS membership interests consisted of $38,800 in cash (after giving effect to an adjustment for estimated net working capital), subject to certain adjustments and inclusive of a $3,800 escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations under the Purchase Agreement, and 429,118 of the Company's common shares having a value of $18.0 million based on the volume weighted average closing price of Company shares as reported by NASDAQ for the twenty trading-day period ending on January 6, 2022. In order to fund a portion of the purchase price for the ILS Acquisition, on January 10, 2022, the Company borrowed the full amount of its existing $35,000 delayed draw term loan facility (the "DDTL") under the Credit Agreement, dated November 5, 2021, among the Company, certain subsidiaries of the Company (the "Subsidiary Guarantors"), the lenders party thereto and Jefferies Finance LLC as administrative agent (the "Credit Agreement").

On January 27, 2022, Inotiv, Inc., and Envigo Global Services Inc., a wholly owned subsidiary of the Company (the “Orient Purchaser”), entered into a Stock Purchase Agreement (the “Orient Purchase Agreement”) with Orient Bio, Inc., a corporation formed in the Republic of Korea ("Orient Seller"), providing for the acquisition by the Purchaser of all of the outstanding capital stock of Orient BioResource Center, Inc. ("OBRC" and such acquisition, the "Orient Acquisition"). OBRC owns and operates a primate quarantine and holding facility located near Alice, Texas. The Orient Acquisition was consummated on January 27, 2022. Consideration for the OBRC stock consisted of $28,200 million in cash, subject to certain adjustments, and 677,339 of the Company's common shares having a value of $23.0 million based on the volume weighted average closing price of Company shares as reported by NASDAQ for the twenty trading-day period ending on January 24, 2022. As part of the purchase consideration, the Purchaser agreed to leave in place a payable owed by

OBRC to the Seller in the amount of $3,700. The payable will not bear interest and is required to be paid to Seller on the date that is 18 months after the Closing. Purchaser will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the Purchase Agreement.

On January 27, 2022, the Company, certain of subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a First Amendment (“Amendment”) to its existing Credit Agreement (the “Credit Agreement”). The Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the Amendment (the “DDTL”). The Incremental Term Loans and any amounts borrowed under the DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, but did not borrower any amounts under the DDTL.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based on are reasonable, actual events may differ from those assumptions, and as a result, the forward-looking statements based upon those assumptions may not accurately project future events. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included or incorporated by reference elsewhere in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors contained in our annual report on Form 10-K for the fiscal year ended September 30, 2021. Our actual results could differ materially from those discussed in the forward-looking statements.

Amounts in this Item 2 are in thousands, unless otherwise indicated.

Recent Developments and Executive Summary

During the recent period, we have continued to focus on our growth initiatives, which are (1) strategic acquisitions, (2) expansion of existing and acquired businesses, and (3) startup of new services. As a result, the Company has gained momentum on its path to being a comprehensive provider of preclinical research services, while adding a highly complementary research model platform through the strategic acquisition of Envigo.  Our full spectrum solutions now span two segments: Discovery and Safety Assessment, or DSA, and Research Models and Services, or RMS. The acquisition of Envigo was transformative to our Company as we have grown from 240 employees in 2018 to over 2,000 employees today.

Significant Accomplishments during three months ended December 31, 2021

●	Acquired Plato BioPharma, Inc. (“Plato”)
●	Acquired Envigo RMS Holding Corp. (“Envigo”)
●	Entered into a credit agreement, which includes a senior secured term loan facility of $165,000, a delayed draw term loan facility (the “DDTL”) in the original principal amount of $35,000, and a revolving loan facility in the original principal amount of $15,000
●	Repaid all indebtedness due to First Internet Bank under its credit facility using borrowings under the senior secured term loan facility of $165,000
●	Pursuant to the Envigo Merger Agreement, we entered into a Shareholders Agreement with certain stockholders of Envigo, and our Board of Directors was expanded to seven members, including newly appointed members Nigel Brown, Ph.D. and Scott Cragg, pursuant to the terms of the Shareholders Agreement

●	Opened modern drug metabolism and pharmacokinetics (DMPK) and cell & molecular biology laboratories at our St. Louis facility in November 2021
●	Acquired Robinson Services Inc. (“RSI”)

Events subsequent to December 31, 2021

●	Announced a collaboration with Synexa Life Sciences
●	Acquired Integrated Laboratory Systems, LLC (“ILS”)
●	Borrowed the full amount of the existing $35,000 DDTL under our credit agreement dated November 5, 2021 to fund the purchase of ILS
●	Acquired Orient BioResource Center, Inc. (“OBRC), from Orient Bio, Inc.
●	Entered into a first amendment to our existing credit agreement. which provides for an increase to the existing term loan facility in the original principal amount of $40,000 (“Incremental Term Loans”) and a new delayed draw term loan in the amount of $35,000
●	Borrowed the full amount of the Incremental Term Loans, but did not borrow any amounts under the new delayed draw term loan.

Business Overview

As a result of the strategic Envigo acquisition, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment, or DSA, and Research Models and Services, or RMS.

DSA

Our DSA segment specializes in providing nonclinical and analytical drug discovery and development services to the pharmaceutical, chemical, and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical R&D projects, all while working together to build a healthier and safer world. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the U.S. Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. We have been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 47 years since our formation as a corporation organized in Indiana in 1974, under the name Bioanalytical Systems, Inc. On March 18, 2021, we changed our name from Bioanalytical Systems, Inc. to Inotiv, Inc.

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

RMS

Our RMS segment breeds, imports and sells research-quality animal models for use in laboratory tests, manufactures and sells standard and custom diets, distributes bedding and enrichment products, and provides other services associated with these products. We are the second largest commercial provider of research models and services globally, and our predecessors have been supplying research models since 1931. With over 130 different species and strains, we are a global leader in the production and sale of the most widely used rodent research model strains, among other species. We maintain production facilities, including barrier and isolator facilities, in the U.S., U.K., mainland Europe, and Israel.

Financial Performance Highlights

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the three months ended December 31, 2021, total revenues increased to $84,211 from $17,885, a 370.8% increase from the three months ended December 31, 2020. Operating expenses increased by 803.3%, or $47,103, due to acquisitions and cost increases as we continued to build the infrastructure for growth, which included additional headcount, recruiting, relocation expense, post combination non-cash stock compensation expense relating to the assumption of certain outstanding stock options of the Envigo Equity Plan recognized in connection with the Envigo acquisition of $23,014 and investments in building out new service offerings. Additionally, there was an increase in selling expenses due to an increase in travel cost as our sales and marketing teams have traveled more as the COVID-19 pandemic eases and an increase in commissions due to higher sales awards.

As of December 31, 2021, we had $42,418 of cash and cash equivalents as compared to $138,924 of cash and cash equivalents at the end of fiscal 2021.

During the first quarter of fiscal 2022, we obtained a credit agreement in relation to the Envigo acquisition and repaid our previous borrowings with First Internet Bank of Indiana. Refer to the Liquidity and Capital Resources section herein for a description of our cash flows from operating, investing and financing activities and details related to our credit arrangement, our convertible notes and the related fair value remeasurement of the embedded derivative component of our convertible notes.

Results of Operations

The following table summarizes our condensed consolidated statement of operations as a percentage of total revenues for the periods shown:

	Three Months Ended
	December 31,
	2021	2020
Services revenue	45.3%	95.2%
Products revenue	54.7	4.8
Total revenue	100.0	100.0

Cost of services revenue (a)	63.4	68.1
Cost of products revenue (a)	88.4	48.2
Total cost of revenue	77.1	67.1

Operating expenses	62.9	32.8

Operating income (loss)	(40.0)	(32.8)

Other income (expense)	(74.3)	(1.9)
Income (loss) before income taxes	(114.3)	(34.7)
Income tax expense (benefit)	15.2	(0.2)
Consolidated net income (loss)	(99.1)%	(2.0)%

a)Percentage of service and product revenues, respectively

Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020

DSA and RMS Revenue

Total revenue increased 370.8% to $84,211 from $17,885 in Q1 FY 2021, driven by a $14,940 increase in DSA revenue and $51,386 of incremental RMS revenue. The acquisitions of HistoTox Labs, Bolder BioPATH, Gateway Pharmacology and Plato BioPharma added approximately $10,000 of service revenue and internal growth generated approximately $4,940 of service revenue in our DSA segment during Q1 FY 2022. Our acquisition of Envigo contributed $45,085 of product revenue and $6,301 of service revenue to our RMS segment during Q1 FY 2022.  RMS revenue in Q1 FY 2022 reflected a partial quarter contribution from Envigo, which was acquired on November 5, 2021. We did not have any RMS revenue in the comparable prior year period.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2021 was $64,886 or 77.1% of revenue, compared to $11,842, or 66.2% of revenue for the three months ended December 31, 2020.

Cost of service revenue as a percentage of Service revenue decreased to 63.4% during the three months ended December 31, 2021 from 68.1% in the three months ended December 31, 2020, reflecting greater utilization of recently expanded capacity.

Cost of products revenue as a percentage of Products revenue in the three months ended December 31, 2021 increased to 88.4% from 48.2% in the three months ended December 31, 2020 due to acquisition of Envigo whose products have a lower gross profit as a percent of revenue compared to the historic DSA product-based revenue.

Operating Expenses

Selling expenses for the three months ended December 31, 2021 increased 338.1% to $2,738 from $625 compared to the three months ended December 31, 2020. This increase is mainly due to an increase in travel expenses as our sales and marketing teams have begun traveling more as the COVID-19 pandemic eases and an increase in commissions due to higher sales awards.

General and administrative expenses for the three months ended December 31, 2021 increased 171.4% to $13,252 from $4,882 compared to the three months ended December 31, 2020, as the Company continued to build the infrastructure for growth, which included additional headcount, recruiting and relocation expense and higher compensation.

Amortization of intangible assets for the three months ended December 31, 2021 increased to $3,396 from $160 compared to the three months ended December 31, 2020, as the Company obtained various intangible assets related to the Gateway, HistoTox, Bolder BioPATH, Plato and Envigo acquisitions that were amortized during the three months ended December 31, 2021.

Other operating expenses for the three months ended December 31, 2021 increased to $33,580 from $196 compared to the three months ended December 31, 2020. The increase in other operating expenses reflects post combination non-cash stock compensation expense relating to the assumption of certain outstanding stock options the Envigo Equity Plan recognized in connection with the Envigo acquisition of $23,014. The Company has also incurred transaction costs related to the acquisitions of Plato, Envigo and RSI and an increase in startup costs for internal investments in new service offerings. The acquisition of Envigo was transformational to the Company’s underlying business. As a result, certain reclassifications have been made to prior periods in the unaudited condensed consolidated financial statements and accompanying notes to conform with current presentation, which more closely reflects management’s perspective of the business as it currently exists.

Other Income (Expense)

Interest expense for the three months ended December 31, 2021 increased to $4,828 from $347 compared to the three months ended December 31, 2020. The increase in interest expense is due primarily to the convertible senior notes and the senior term loan, as well as various promissory notes, entered into subsequent to December 31, 2020. Interest expense for the three months ended December 31, 2021 includes approximately $1,659 of non-cash interest expense.

Other expense for the three months ended December 31, 2021 increased to $57,727 from $0 compared to the three months ended December 31, 2020 as the Company recognized a $56,714 fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021 and $877 loss on debt extinguishment.

Income Taxes

Our effective income tax rates for the three months ended December 31, 2021 and 2020 were 13.33% and (9.89)% respectively. The benefit (expense) recorded for each period was $12,785 and ($33), respectively. The benefit from income taxes in the first quarter of fiscal 2022 was primarily related to deferred tax liabilities established as part of the acquisition of Envigo, which resulted in a release of valuation allowance, as well as, the impact on tax expense of certain book to tax differences on the deductibility of certain transaction costs and non-deductibility of the loss on fair value remeasurement of the embedded derivative component of the convertible notes. The expense from income taxes in the first quarter of 2021 relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes.

Net Income/Loss

As a result of the above described factors, we had a consolidated net loss of $83,411 for the three months ended December 31, 2021 as compared to a consolidated net loss of $366 during the three months ended December 31, 2020.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2021, we had cash and cash equivalents of $42,418, compared to $138,924 at September 30, 2021, exclusive of restricted cash.

Net cash used in operating activities was $1,143 for the three months ended December 31, 2021 compared to net cash provided by operating activities of $1,652 for the three months ended December 31, 2020. Contributing factors to our cash used in operations in the first three months of fiscal 2022 were noncash charges of $6,035 for depreciation and amortization, $19,159 for non-cash stock compensation expense, $56,714 for loss on fair value measurement of convertible senior notes, changes in deferred taxes of $14,281 and a net increase due to changes in operating assets and liabilities of $8,594 .

Included in operating activities for the three months ended December 31, 2020 are non-cash charges of $1,065 for depreciation and amortization, $181 of stock compensation expense and a decrease of $435 in accounts payable. These items were partially offset by an increase of $634 in accounts receivable and a net decrease in accrued expenses of $1,089.

Investing activities used $232,393 in the three months ended December 31, 2021 due mainly to cash paid in the acquisition of Plato, Envigo and RSI and capital expenditures of $5,655 as compared to $1,474 used in the first three months of fiscal 2021. The capital additions during the three months ended December 30, 2021 consisted of the renovation and expansion of the Denver, Pennsylvania facility and continued construction of our St. Louis facility, as well as purchases of certain lab equipment.

Financing activities provided $119,466 in the three months ended December 31, 2021, compared to $428 used in the three months ended December 31, 2020. The cash provided in the first three months of fiscal 2022 included borrowings on a senior term loan of $165,000 and borrowings on construction loans of $1,184, partially offset by payments of long-term borrowings of $37,747, debt issuance costs of $7,102 and repayment of our previous capex line of credit of $1,749. The main sources of cash in the first three months of fiscal 2021 were from borrowings on the capex lines of credit of $387.Total long-term loan payments were $712 and finance lease payments of $108 contributed to the use of cash.

Capital Resources

Credit Facility

On November 5, 2021, the Company, certain of subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principalirs amount of $25,000 (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving loan facility in the original principal amount of $15,000. In addition, the Credit Agreement provides for an aggregate combined increase of the revolving loan facility and the term loan facility of up to $35,000, which amount will be available to be drawn once the delayed draw term loan facility is no longer available. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving loan facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.25% through December 31, 2021.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving loan facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed drawn loan facility. In each case, such fee shall be paid quarterly in arrears.

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time with premium or penalty.

The Company is required to maintain an initial Secured Leverage Ratio (as defined in the Credit Agreement) of not more than 4.25 to 1.00.  The maximum permitted Secured Leverage Ratio shall reduce to 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025.  The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio shall be 1.00 to 1.00 during the first year of the Credit Agreement and shall be 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.

Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility as described in Note 10 and recognized $877 loss on debt extinguishment.

Long term debt as of December 31, 2021 and September 30, 2021 is detailed in the table below.

	As of:
	December 31, 2021	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	1,455	1,500
Seller Note – Smithers Avanza	175	280
Seller Note – Preclinical Research Services	667	685
Seller Note – Plato BioPharma	3,000	—
EIDL Loan	141	—
Convertible Senior Notes	101,062	131,673
Senior Term Loan	165,000	—
	271,500	170,323
Less: Current portion	(5,223)	(9,656)
Less: Debt issue costs not amortized	(10,882)	(6,458)
Total Long-term debt	$255,395	$154,209

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato BioPharma, which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsecured subordinated promissory notes payable to the former shareholders of Plato BioPharma in an aggregate principal amount of $3,000.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

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

In accordance with ASC 815, at issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. The convertible feature of the Notes is subject to fair value remeasurement as of each balance sheet date and is valued utilizing level three inputs as described below.

In the first quarter of 2022, the Company early adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval for the increase in authorized shares on November 4, 2021 (See Note 2 – Equity), the convertible note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the three-months ended December 31, 2021 of $56,714. The embedded derivative liability of $88,576 was then reclassified to additional paid-in capital in accordance with ASC 815.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 31, 2021, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at December 31, 2021, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $1,673 pre-tax reduction in net earnings over a one-year period.

Foreign Currency Exchange Rate Risk

We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.

While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and Israeli Shekel.

Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars.

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our December 31, 2021 cash balance by approximately $1,000 and our revenue by approximately $6,500.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of December 31, 2021.

On December 15, 2021, the Company's management and the Audit Committee of the Board of Directors concluded that, due to a failure to properly account for certain tax attributes related to an acquisition that occurred in the Company's third fiscal quarter, the Company's previously issued unaudited interim financial statements as of and for the three and nine months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the "Original Quarterly Report") should no longer be relied upon. The Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the quarterly period ended June 30, 2021 included in the Original Quarterly Report should be restated and the Company issued restated financials for the period in the Form 10-Q/A filed on December 21, 2021. In connection with the restatement, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021 and concluded that, in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that certain of the Company’s disclosure controls and procedures were not effective as of June 30, 2021. Because the error was not discovered until after the end of the first quarter of fiscal 2022 and minimal remedial steps had been taken prior to the end of the first quarter of fiscal 2022, management concluded that the same material weakness in the Company's internal control over financial reporting and deficiency in the Company's disclosure controls and procedures that existed at September 30, 2021 continued to exist at December 31, 2021.

Management has begun and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the research and understanding of the tax impact of acquisitions that qualify as stock transactions for tax purposes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the tax impact of acquisitions that qualify as stock transactions for tax purposes. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the tax impact of acquisitions that qualify as stock transactions for tax purposes. We also plan to re-assess our non-audit third-party professionals with whom we consult regarding application of accounting guidance related to the tax issues and engage more experienced advisers as appropriate. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

 Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

Litigation

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County.  The complaint alleges that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney's fees.  The Company intends to vigorously defend these claims.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity. No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

Government Investigations

During the period from July through December 2021, one of Envigo’s U.S. facilities was inspected on several occasions by the U.S. Department of Agriculture (“USDA”). USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations.  Envigo formally appealed certain of the findings. USDA has indicated it intends to conduct a formal investigation. The inspections and/or the investigation could lead to enforcement action resulting in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. As of December 31, 2021, no investigation has been initiated.

On June 15, 2021, Envigo Global Services, Inc., a subsidiary of the Company acquired in the Envigo acquisition, was served with a grand jury subpoena issued by the Department of Justice in Miami, Florida requiring the production of documents related to the importation into the United States of live non-human primates originating from or transiting through China, Cambodia and/or Vietnam from April 1, 2014 through March 28, 2019.  The Company is cooperating with the Department of Justice.

ITEM 1A - RISK FACTORS

Before investing in our securities you should carefully consider the risks described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

ITEM 6 - EXHIBITS

Number		Description of Exhibits
(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021)

	3.2	Second Amended and Restated Bylaws of Inotiv, Inc. as amended through March 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 19, 2021)

(10)	10.1

Third Amendment to Amended and Restated Credit Agreement, dated October 4, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 4, 2021)

	10.2

Credit Agreement, dated as of November 5, 2021, by and among Inotiv, Inc, certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 5, 2021)

	10.3	Shareholders Agreement, dated November 5, 2021, by and among Inotiv, Inc. and the shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021)

	10.4	Inotiv, Inc. 2018 Equity Incentive Plan, as amended through November 4, 2021 (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 5, 2021)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Chief Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 16, 2022	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2022	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)