Form 10-Q/A
period 2021-12-31
Inotiv, Inc.
filed 2022-02-18
CIK 720154

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

EXPLANATORY NOTE

Inotiv, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Original Report”). The Original Report includes certain information regarding the issuance of unregistered shares in two acquisitions completed during the quarter in Note 10 Business Combinations to the Condensed Consolidated Financial Statements included response to Part I, Item 1 Financial Statements of the Original Report. This Amendment amends the Original Report to include this same information and the exemptions claimed in response to Part II, Item 2 Unregistered Sales of Equity Securities and Use of Proceeds. This Amendment also includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. Item 6 of Part II of the Original Report is amended to reflect the filing of these new certifications.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events.

i

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2021, pursuant to an Agreement and Plan of Merger among the Company, Greek Merger Sub, Inc., Plato BioPharma, Inc. and Shareholder Representative Services, LLC, the Company issued 57,587 common shares to the former shareholders of Plato BioPharma, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder as sales by an issuer not involving any public offering.

On December 29, 2021, pursuant to an Asset Purchase Agreement among Robinson Services Incorporated, the owners of Robinson Services Incorporated and Envigo Global Services, Inc., the Company issued 70,633 of its common shares to one of the owners of Robinson Services, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 18, 2022	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2022	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)