Form 10-Q
period 2022-03-31
Inotiv, Inc.
filed 2022-05-16
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of April 26, 2022, 25,515,239 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and September 30, 2021	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended March 31, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2022 and 2021 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION	47

Item 1	Legal Proceedings	47
Item 1A	Risk Factors	48
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3	Defaults Upon Senior Securities	48
Item 4	Mine Safety Disclosures	48
Item 5	Other Information	49
Item 6	Exhibits	49
	Signatures	50

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	September 30,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,042	$138,924
Restricted cash	427	18,000
Trade receivables and contract assets, net of allowances for doubtful accounts of $4,698 and $668, respectively	86,456	28,364
Inventories, net	56,775	602
Prepaid expenses and other current assets	34,883	3,129
Total current assets	225,583	189,019

Property and equipment, net	153,179	47,978
Operating lease right-of-use assets, net	23,795	8,358
Goodwill	456,631	51,927
Other intangible assets, net	274,387	24,233
Other assets	5,846	341
Total assets	$1,139,421	$321,856

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$30,805	$6,163
Accrued expenses and other liabilities	20,690	8,968
Capex line of credit	—	1,749
Fees invoiced in advance	70,238	26,614
Current portion on long-term operating lease	5,356	1,959
Current portion of long-term debt	5,339	9,656
Total current liabilities	132,428	55,109
Long-term operating leases, net	18,613	6,554
Long-term debt, less current portion, net of debt issuance costs	332,274	154,209
Other liabilities	1,913	512
Deferred tax liabilities, net	36,783	344
Total liabilities	522,011	216,728

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Preferred shares, authorized 1,000,000 shares, no par value:
Common shares, no par value:
Authorized 74,000,000 shares; 25,495,701 issued and outstanding at March 31, 2022 and 15,931,485 at September 30, 2021	6,336	3,945
Additional paid-in capital	713,034	112,198
Accumulated deficit	(101,090)	(11,015)
Accumulated other comprehensive loss	(628)	—
Total equity attributable to common shareholders	617,652	105,128
Noncontrolling interest	(242)	—
Total shareholders’ equity and noncontrolling interest	617,410	105,128
Total liabilities and shareholders’ equity and noncontrolling interest	$1,139,421	$321,856

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Service revenue	$49,584	$17,902	$87,760	$34,934
Product revenue	90,729	849	136,764	1,702
Total revenue	$140,313	18,751	$224,524	$36,636
Costs and expenses:
Cost of services provided	33,305	11,905	57,514	23,502
Cost of products sold	62,282	522	102,959	933
Selling	4,647	880	7,385	1,505
General and administrative	21,347	5,610	34,599	10,492
Amortization of intangible assets	6,414	152	9,810	312
Other operating expense	4,450	203	38,030	399
Operating income (loss)	$7,868	$(521)	$(25,773)	$(507)
Other income (expense):
Interest expense	(7,547)	(366)	(12,375)	(713)
Other (expense) income	(139)	179	(57,866)	179
Income (loss) before income taxes	$182	$(708)	$(96,014)	$(1,041)
Income tax (expense) benefit	(6,846)	(15)	5,939	(48)
Consolidated net (loss)	$(6,664)	$(723)	$(90,075)	$(1,089)
Less: Net income (expense) attributable to noncontrolling interests	(577)	—	(941)	—
Net (loss) attributable to common shareholders	$(6,087)	$(723)	$(89,134)	$(1,089)

(Loss) per common share
Net (loss) attributable to common shareholders:
Basic and diluted	$(0.24)	$(0.06)	$(3.84)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	25,315	11,151	23,197	11,083

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Consolidated net (loss)	$(6,664)	$(723)	$(90,075)	$(1,089)
Foreign currency translation	(1,114)	—	(867)	—
Defined benefit plans:
Amortization of periodic benefit costs	340	—	230	—
Other comprehensive (loss) income, net of tax	(774)	—	(637)	—
Consolidated comprehensive (loss)	(7,438)	(723)	(90,712)	(1,089)
Less: Comprehensive (loss) attributable to non-controlling interests	(577)	—	(941)	—
Comprehensive (loss) attributable to common stockholders	$(6,861)	$(723)	$(89,771)	$(1,089)

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(UNAUDITED)

(In thousands, except number of shares)

	Three and Six Month Periods Ended March 31, 2022
							Accumulated
					Additional		Other	Non-		Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling		shareholders’
	Number	Amount	Number	Amount	capital	deficit	Loss	Interests		equity
Balance at September 30, 2021	—	$—	15,931,485	$3,945	$112,198	$(11,015)	$—		$—	$105,128
Consolidated net (loss) income	—	—	—	—	—	(83,411)	—		364	(83,047)
Stock issued in acquisitions	—	—	8,374,138	2,094	459,289	—	—		—	461,383
Non-controlling interest related to Envigo acquisition	—	—	—	—	—	—	—		(983)	(983)
Issuance of stock under employee stock plans	—	—	42,971	11	38	—	—		—	49
Stock based compensation	—	—	—	—	19,160	—	—		—	19,160
Pension cost amortization	—	—	—	—	—	—	(110)		—	(110)
Foreign currency translation adjustment	—	—	—	—	—	—	247		—	247
Reclassification of convertible note embedded derivative to equity (Note 7)	—	—	—	—	88,576	—	—		—	88,576
Balance at December 31, 2021	—	$—	24,348,594	$6,050	$679,261	$(94,426)	$137		$(619)	$590,403
Consolidated net (loss) income	—	—	—	—	—	(6,664)	—	—	577	(6,087)
Stock issued in acquisitions	—	—	1,106,457	276	32,599	—	—		—	32,875
Non-controlling interest related to Envigo acquisition	—	—	—	—	—	—	—		(191)	(191)
Issuance of stock under employee stock plans	—	—	40,650	10	36	—	—		—	46
Stock based compensation	—	—	—	—	1,138	—	—		—	1,138
Pension cost amortization	—	—	—	—	—	—	340		—	340
Foreign currency translation adjustment	—	—	—	—	—	—	(1,105)		(9)	(1,114)
Balance March 31, 2022	—	$—	25,495,701	$6,336	$713,034	(101,090)	$(628)		$(242)	$617,410

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(UNAUDITED)

(In thousands, except number of shares)

	Three and Six Month Periods Ended March 31, 2021
							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	Loss	Interests	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$—	$—	$7,596
Consolidated net (loss) income	—	—	—	—	—	(366)	—	—	(366)
Stock option exercises	—	—	23,350	6	39	—	—	—	45
Stock based compensation	—	—	116,974	29	152	—	—	—	181
Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$—	$—	$7,456
Consolidated net (loss) income	—	—	—	—	—	(723)	—	—	(723)
Stock based compensation	—	—	12,502	3	275	—	—	—	278
Stock option exercises	—	—	36,040	9	56	—	—	—	65
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—	—	—
Balance at March 31, 2021	—	$—	11,179,041	$2,756	$27,319	$(22,999)	$—	$—	$7,076

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021
Operating activities:
Consolidated net (loss)	$(90,075)	$(1,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	15,866	2,154
Undistributed earnings of noncontrolling interest	777	—
Employee stock compensation expense	20,300	460
Changes in deferred taxes	(1,907)	—
Provision for doubtful accounts	381	72
Unrealized foreign currency loss	60	9
Amortization of debt issuance costs and original issue discount	1,203	—
Noncash interest and accretion expense	2,512	—
Loss on fair value remeasurement of embedded derivative	56,714	—
Other non-cash operating activities	—	69
Loss on debt extinguishment	878	—
Non-cash amortization of inventory fair value step-up	6,277	—
Gain on disposal of property and equipment	(235)	(1)
Financing lease interest expense	1	137
Changes in operating assets and liabilities:
Trade receivables and contract assets	(8,926)	(1,927)
Inventories	(14,688)	(172)
Prepaid expenses and other current assets	(10,149)	178
Operational lease right-of-use assets and liabilities, net	1,457	(31)
Accounts payable	5,222	770
Accrued expenses and other liabilities	(11,510)	66
Fees invoiced in advance	28,402	3,831
Other asset and liabilities, net	1,467	—
Net cash provided by operating activities	4,027	4,526

Investing activities:
Capital expenditures	(15,202)	(2,427)
Proceeds from sale of equipment	283	2
Cash paid in acquisitions	(288,702)	—
Net cash used in investing activities	(303,621)	(2,425)

Financing activities:
Payments on finance lease liability	—	(207)
Payments of long-term debt	(37,746)	(1,436)
Payments of debt issuance costs	(9,887)	(41)
Payments on promissory notes	(763)	—
Payments on capex lines of credit	(1,749)	(135)
Payments on revolving credit facility	(10,000)
Payments on senior term notes	(513)
Payments on delayed draw term loan	(88)
Borrowings on revolving credit facility	10,000
Borrowings on construction loans	1,184	—
Borrowings on capex lines of credit	—	387
Borrowings on delayed draw term loan	35,000	—
Proceeds from issuance of senior term notes	205,000	—
Proceeds from exercise of stock options	93	111
Net cash provided by (used in) financing activities	190,531	(1,321)

Effect of exchange rate changes on cash and cash equivalents	(392)	—

Net (decrease) increase in cash and cash equivalents	(109,455)	780
Cash, cash equivalents, and restricted cash at beginning of period	156,924	1,406
Cash, cash equivalents, and restricted cash at end of period	$47,469	$2,186

Noncash financing activity:
Seller financed acquisition	$6,325	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,989	$520
Income taxes paid, net	$614	$—

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

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2022 and 2021 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2022. The results of operations for the three and six months ended March 31, 2022 may not be indicative of the results for the fiscal year ending September 30, 2022.

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

Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and a VIE it consolidates in accordance with GAAP. The Company consolidates a VIE as a result of the Envigo acquisition. The VIE does not materially impact our net assets or net income.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for fiscal year 2021. As a result of the Envigo acquisition, the following policies have been added or adjusted to reflect our combined business.

Pension Costs

As a result of the Envigo acquisition, the Company has a defined benefit pension plan for one of its U.K. subsidiaries.

The projected benefit obligation and funded position of the defined benefit plan is estimated by actuaries and the Company recognizes the funded status of its defined benefit plan on its condensed consolidated balance sheets and recognizes gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss), net of tax. The Company measures plan assets and obligations as of the date of the Company’s year-end consolidated balance sheet, using assumptions to anticipate future events. The valuation of assets acquired and liabilities assumed in the Envigo acquisition had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of the unfunded defined benefit plan obligation, among other items.

Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the condensed consolidated financial statements (see Note 13 – Defined Benefit Plan).

Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised of consolidated net income (loss) plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current period actuarial gains (losses) in connection with the Company’s defined benefit plan.

Foreign Currencies

Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange on the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange on the balance sheet date and the related transaction gains and losses are reported in the condensed consolidated statements of operations, in Operating income. The Company records gains and losses from re-measuring intercompany loans within Other (expense) income in the condensed consolidated statements of operations.

The results of operations of subsidiaries whose functional currency is other than the U.S. dollar are translated into U.S. dollars at the average exchange rate, assets and liabilities are translated at period-end exchange rates, capital accounts are translated at historical exchange rates, and retained earnings are translated at the weighted average of historical rates. Translation adjustments are excluded from the determination of net income (loss) and are recorded as a separate component of equity within accumulated other comprehensive income (loss) in the condensed consolidated financial statements.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from customers in the biopharmaceutical, contract research, academic, and governmental sectors. The Company believes its exposure to credit risk is minimal, as the majority of the customers are predominantly well established and viable. Additionally, the Company maintains allowances for potential credit losses. The Company’s exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding trade receivables and contract assets less fees invoiced in advance.

During the three and six months ended March 31, 2022, one customer accounted for 31.4% and 27.4% of sales, respectively. During the three and six months ended March 31, 2021, no customer accounted for more than 10% of sales. During the the three and six months ended March 31, 2022 and 2021, no supplier accounted for more than 10% of purchases of goods and services.

2.           EQUITY

Common Stock Offering

On April 23, 2021, we closed an underwritten public offering of 3,044,117 of our common shares, including 397,058 common shares sold pursuant to the full exercise by the underwriter of its option to purchase additional shares to cover over-allotments.  All of the shares were sold at a price to the public of $17.00 per share. Net proceeds from the offering were approximately $49,000, after deducting the underwriting discount and estimated offering expenses.

Increase in Authorized Shares and Equity Plan Reserve

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At March 31, 2022, 1,250,819 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the three and six months ended March 31, 2022, 1,106,457 and 9,480,595 common shares, respectively, were issued in relation to acquisitions. See Note 10 for further discussion of consideration for each acquisition.

Stock Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Stock based compensation expense for the three and six months ended March 31, 2022 and 2021, was $1,138 and $25,070 and $279 and $460, respectively. Of the $25,070 stock compensation expense in the six-months ended March 31, 2022, $23,014 relates to post-combination expense recognized in connection with the Envigo transaction (see Note 10 – Business Combinations), which is inclusive of $4,772 of stock based compensation settled in cash.

3.          NET LOSS PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units. Shares issuable upon exercise of 1,695,070 options and shares issuable upon vesting of 682,357 restricted stock units were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2022 because they were anti-dilutive. Additionally, there are 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021. The Company computes diluted earnings per share using the if-converted method for the shares issuable in connection with the convertible debt. These shares were not considered in computing diluted (loss) per share for the three and six months ended March 31, 2022 because they were anti-dilutive. Shares issuable upon the exercise of 671 options and seven common shares issuable upon conversion of preferred shares were not considered in computing diluted income (loss) per share for the three and six months ended March 31, 2021 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted net loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Basic and diluted net (loss) per share:
Net loss applicable to common shareholders	$(6,087)	$(723)	$(89,134)	$(1,089)
Weighted average common shares outstanding (in thousands)
Basic and diluted	25,315	11,151	23,197	11,083

Basic and diluted net loss per share	$(0.24)	$(0.06)	$(3.84)	$(0.10)

4.           OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Acquisition costs	$1,802	$—	$9,779	$—
Startup costs	1,474	202	2,431	362
Remediation costs	507	—	946	—
Integration costs	283	—	1,114	—
Other costs	384	1	746	37
Acquisition-related stock compensation costs	—	—	23,014	—
	$4,450	$203	$38,030	$399

5.           SEGMENT INFORMATION

Due to the Envigo acquisition, the Company reports its results in two reportable segments – Discovery and Safety Assessment (DSA) and Research Models and Services (RMS).

The DSA segment provides preclinical research services on a contract basis directly to biopharma and pharmaceutical companies as well as certain research products. Preclinical research services include screening and pharmacological testing, nonclinical safety testing, formulation development, regulatory compliance and quality control testing, which are services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (GLP and non-GLP) safety assessment services. This segment also provides research products, such as liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.

The Company’s RMS reportable segment includes the research models, research model services and Teklad diet, bedding and enrichment businesses (“Teklad”). Research models include the commercial production and sale of small research models and large research models and the production and sale of certain biological products. Research model services include: Genetically Engineered Models and Services (“GEMS”), which performs contract breeding and other services associated with genetically engineered models; client-owned animal colony care; and health monitoring and diagnostics services related to research models. Teklad includes standard, custom and medicated diets as well as bedding and environmental enrichment products, which enhance the welfare of research animals.

During the three and six months ended March 31, 2022, the RMS segment reported intersegment revenue of $1,997 and $2,317, respectively, to the DSA segment. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue
DSA	$39,054	$18,751	$71,879	$36,636
RMS	101,259	—	152,645	—
	$140,313	$18,751	$224,524	$36,636

Operating Income (Loss)
DSA	$3,752	$3,769	$9,794	$7,046
RMS	22,562	—	22,642	—
Unallocated Corporate	(18,446)	(4,290)	(58,209)	(7,553)
	$7,868	$(521)	$(25,773)	$(507)

Interest expense	(7,547)	(366)	(12,375)	(713)
Other (expense) income	(139)	179	(57,866)	179
Income (loss) before income taxes	$182	$(708)	$(96,014)	$(1,041)

Total assets by reporting segment is as follows:

	March 31,	September 30,
	2022	2021
DSA	$262,010	$321,856
RMS	877,411	—
	$1,139,421	$321,856

Revenue by geographic area is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
United States	$117,890	$18,751	$190,335	$36,636
Netherlands	12,119	—	18,655	—
Other	10,304	—	15,534	—
	$140,313	$18,751	$224,524	$36,636

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective tax rate of 6.2% for the six months ended March 31, 2022 was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as, the impact on tax expense of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes and other permanent items.

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

As of March 31, 2022, the Company’s only uncertain tax position was derived from a business combination.

The Company would record interest and penalties accrued in relation to the uncertain income tax position as a component of income tax expense. Any changes in the liability for the uncertain tax position would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and foreign jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by the federal, state, local and foreign taxing authorities. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns The Company has open tax years for state and foreign income tax filings generally starting in 2017.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments (“FICA deferral”), and expanded income tax net operating loss carryback provisions. As of March 31, 2022, the Company has a FICA deferral of approximately $916 related to the Envigo acquisition. Payment of the deferral is due on December 31, 2022.

On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (“CAA”) which extended and expanded certain tax relief measures created by the CARES Act.

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

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%.  The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.25% through March 31, 2022.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving loan facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed draw loan facility. In each case, such fee shall be paid quarterly in arrears.

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time with premium or penalty.

The Company is required to maintain an initial Secured Leverage Ratio of not more than 4.25 to 1.00. The maximum permitted Secured Leverage Ratio shall reduce to 3.75 to 1.00 beginning with the Company’s fiscal quarter ending September 30, 2023 and to 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025.  The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio shall be 1.00 to 1.00 during the first year of the Credit Agreement and shall be 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.

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

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a First Amendment (the “Amendment”) to the existing Credit Agreement. The Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the Amendment (the “DDTL”). The Incremental Term Loans and any amounts borrowed under the DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, but did not borrow any amounts under the DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.25% through March 31, 2022.

The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 2% prepayment premium if made on or prior to November 5, 2022 and a 1% prepayment premium if made on or prior to November 5, 2023. Voluntary prepayments made after November 5, 2023 are not subject to a prepayment premium.

Each of the Additional Term Loans require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio.

The Additional Term Loans are secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of the Additional Term Loans is guaranteed by each of the Subsidiary Guarantors.

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of March 31, 2022 and September 30, 2021 is detailed in the table below.

	As of:
	March 31, 2022	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	940	1,500
Seller Note – Smithers Avanza	70	280
Seller Note – Preclinical Research Services	650	685
Seller Note – Plato BioPharma	2,571	—
Seller Payable - Orient BioResource Center	3,325
Economic Injury Disaster Loan	140	—
Convertible Senior Notes	102,324	131,673
Term Loan Facility and Incremental Term Loans	239,400	—
	349,420	170,323
Less: Current portion	(5,339)	(9,656)
Less: Debt issue costs not amortized	(11,807)	(6,458)
Total Long-term debt	$332,274	$154,209

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato BioPharma, Inc. (“Plato”) which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3,000.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

As part of the acquisition of Orient BioResource Center (“OBRC”), the Company agreed to leave in place a payable owed by OBRC to the seller in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and is required to be paid to seller on the date that is 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the seller on account of indemnification obligations under the purchase agreement.

Convertible Senior Notes

On September 27, 2021, the Company issued $140,000 principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of Notes. The Notes issued on September 27, 2021 include $15,000 principal amount of Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s non-guarantor subsidiaries. The Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by the Guarantor.

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

In accordance with ASC 815, at issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. The convertible feature of the Notes is subject to fair value remeasurement as of each balance sheet date or until it meets equity classification requirements and is valued utilizing Level 3 inputs as described below. The discount resulting from the initial fair value of the embedded derivative will be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 2 – Equity), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the six months ended March 31, 2022 of $56,714. The embedded derivative liability of $88,576 was then reclassified to additional paid-in capital in accordance with ASC 815.

In connection with the evaluation at November 4, 2021, the Company rechallenged its analysis of the initial allocation of value between the embedded derivative and debt component of the convertible debt included in long-term liabilities at September 30, 2021. This resulted in a change in the allocation of the underlying long-term debt from $76,716 to $99,776 and the allocation of the conversion feature from $54,922 to $31,862. These changes did not result in any change to long-term liabilities or any material changes to net income (loss) as of September 30, 2021.

Fair Value

The provisions of the fair value measurements and disclosure topic define fair value, establish a consistent framework for measuring fair value and provide the disclosure requirements about fair value measurements. This topic also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

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

Up until November 4, 2021, the embedded derivative conversion feature of the Notes was subject to fair value measurement on a recurring basis as they included unobservable and significant inputs in determining the fair value.  The Company utilized a single factor trinomial lattice model to determine the related fair value of the embedded derivative convertible feature of the Notes at November 4, 2021, and the inputs used included a volatility of 40.0%, a bond yield assumption of 10.44% and a remaining maturity period of 5.95 years.

Former Credit Agreement

On October 4, 2021, the Company entered into a Third Amendment to Amended and Restated Credit Agreement (the “FIB Amendment”), which amended the Amended and Restated Credit Agreement between the Company and FIB, as amended (the “FIB Credit Agreement”). Pursuant to the FIB Amendment, FIB consented to the acquisition by the Company of Plato by merger of Plato with a wholly owned subsidiary of the Company and the subsequent merger of the surviving corporation of that merger with another wholly owned subsidiary of the Company. In addition, the FIB Amendment amended the FIB Credit Agreement to (i) add the promissory notes to be issued to former Plato shareholders in the Plato acquisition as permitted indebtedness, which notes were issued by the surviving company, guaranteed by the Company and subordinated in favor of FIB, and (ii) add references to the Plato acquisition to certain provisions of the FIB Credit Agreement relating to subordination agreements, representations and warranties, and certain covenants to permit the Plato acquisition to occur. The FIB Amendment included agreements by the Company to obtain certain landlord waivers within 30 days of the closing of the Plato acquisition and to deliver to FIB signed subordination agreements.

The Company consummated the Envigo acquisition and repaid all of its obligations under the FIB Credit Agreement in November 2021, as described in Note 10.

8.           SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	March 31,	September 30,
	2022	2021
Trade receivables	$78,461	$22,838
Unbilled revenue	12,693	6,194
Total	91,154	29,032
Less: Allowance for doubtful accounts	(4,698)	(668)
Trade receivables and contract assets, net of allowances for doubtful accounts	$86,456	$28,364

Inventories, net consisted of the following:

	March 31,	September 30,
	2022	2021
Raw materials	$1,896	$513
Work in progress	156	37
Finished goods	4,976	192
Research Model Inventory	53,366	—
Total	60,394	742
Less: Obsolescence reserve	(3,619)	(140)
Inventories, net	$56,775	$602

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2022	2021
Advances to suppliers	$22,107	$—
Income tax receivable	2,639	—
Prepaid research models	396	1,931
Other	9,741	1,198
Prepaid expenses and other current assets	$34,883	$3,129

The composition of other assets is as follows:

	March 31,	September 30,
	2022	2021
Long-term advances to suppliers	$1,644	$—
Security deposits and guarantees	860	51
Finance lease right-of-use assets, net	57	60
Debt issuance costs	2,660	—
Other	625	230
Other assets	$5,846	$341

Accrued expenses consisted of the following:

	March 31,	September 30,
	2022	2021
Accrued compensation	$13,428	$3,528
Non-income taxes	2,227	18
Accrued interest	3,095	169
Current portion of long-term finance lease	23	24
Other	160	167
Current portion of contingent liability	—	175
Consideration payable	1,757	4,887
Accrued expenses and other liabilities	$20,690	$8,968

The composition of fees invoiced in advance is as follows:

	March 31,	September 30,
	2022	2021
Customer deposits	$31,726	$—
Deferred revenue	38,512	26,614
Fees invoiced in advance	$70,238	$26,614

Other liabilities consisted of the following:

	March 31,	September 30,
	2022	2021
Long-term customer deposits	$871	$—
Accrued pension liability	286	—
Long-term finance leases	37	39
Long-term portion of contingent liability	473	473
Other	246	—
Other liabilities	$1,913	$512

9.           NEW ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2022, the Company early adopted ASU 2020-06. The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. See Note 7 for discussion of the impact on the Company’s condensed consolidated financial statements.

10.         BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, liabilities assumed and non-controlling interests to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

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

HistoTox Labs, Bolder BioPATH and Plato (discussed below) were combined into one business unit and recorded combined revenues of $8,150 and $17,483 for the three and six month periods ended March 31, 2022, respectively, and recorded combined net loss of $11 and combined net income of $1,565 for the three and six month periods ended March 31, 2022, respectively.

The HistoTox Labs business is reported as part of our DSA reportable segment. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Accounts receivable	977
Unbilled revenues	337
Operating lease ROU asset	2,239
Property and equipment	3,929
Intangible assets	8,300
Goodwill	9,339
Accounts payable	(150)
Accrued expenses	(136)
Customer advances	(207)
Operating lease liability	(2,239)
$22,389

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets relate to customer relationships and a non-compete agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years for customer relationships and five years for the non-compete agreement on a straight-line basis. The fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

Bolder BioPATH Acquisition

Overview

On May 3, 2021, the Company completed the acquisition of Bolder BioPATH in a merger of Bolder BioPATH with a wholly owned subsidiary of the Company. Bolder BioPATH is a provider of services specializing in in vivo models of rheumatoid arthritis, osteoarthritis, and inflammatory bowel disease as well as other autoimmune and inflammation models. Consideration for the Bolder BioPATH acquisition consisted of (i) $17,530 in cash, including a net working capital adjustment of $970, which was settled through a reduction of the seller note of $470 and receipt of $500 cash, and inclusive of $1,250 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 1,588,235 of the Company’s common shares valued at $34,452 using the closing price of the Company’s common shares on May 3, 2021 and (iii) unsecured subordinated promissory notes payable to the former shareholders of Bolder

BioPATH in an aggregate principal amount of $1,500. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Bolder BioPATH acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment. This business is reported as part of our DSA reportable segment.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Accounts receivable	2,146
Unbilled revenues	1,798
Operating lease ROU asset	2,750
Property and equipment	6,523
Intangible asset	12,700
Other assets	34
Goodwill	36,206
Accounts payable	(153)
Accrued expenses	(243)
Deferred revenue	(662)
Deferred tax liability	(4,867)
Operating lease liability	(2,750)
$53,482

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, and goodwill, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value.

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
March 31, 2022
Assets acquired and liabilities assumed:
Accounts receivable	422
Operating lease ROU asset	120
Property and equipment	359
Intangible asset	100
Other assets	9
Goodwill	2,207
Accounts payable	(54)
Accrued expenses	(72)
Deferred tax liability	(118)
Operating lease liability	(120)
$2,853

BioReliance Acquisition

Overview

On July 9, 2021, the Company completed the acquisition of certain assets of BioReliance Corporation (“BioReliance”) to further expand its service offerings to include genetic toxicology services. The assets acquired consisted of fixed assets and an intangible asset related to customer relationships. The Company accounted for the transaction as a business combination as it was determined that the transaction included inputs and substantive processes capable of producing outputs which constitute a business. Consideration for the BioReliance acquisition consisted of (i) $175 in cash and (ii) 10% of net sales through December 2023 derived from the provision by the Company of services comprising the business to existing customers related to the intangible asset acquired. The Company estimated the fair value of 10% of net sales and recorded a contingent consideration liability of $640 in the consolidated balance sheets for the year ended September 30, 2021. The $175 consideration payable was included in accrued expenses in the consolidated balance sheets for the year ended September 30, 2021 and subsequently paid in the first quarter of fiscal 2022.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment and intangible assets. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Property and equipment	175
Intangible asset	640
$815

As of March 31, 2022, the Company had approximately $632 of contingent consideration related to the BioReliance acquisition that is subject to fair value measurement on a recurring basis as it includes unobservable and significant inputs in the determination of fair value. The fair value of the contingent consideration related to BioReliance was estimated using a discounted cash flow analysis and Level 3 inputs including projections representative of a market participant view for net sales through December 2023 and an estimated discount rate. The amount to be paid is calculated as a percentage of net sales as described above.

Plato BioPharma Acquisition

Overview

On October 4, 2021, the Company completed the acquisition of Plato to expand its market reach in early-stage drug discovery. Consideration for the Plato acquisition consisted of (i) $10,462 in cash, including working capital and subject to customary purchase price adjustments, (ii) 57,587 of the Company’s common shares valued at $1,776 using the closing price of the Company’s common shares on October 4, 2021 and (iii) a $3,000 seller note.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Plato acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill and net working capital among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Cash	1,027
Accounts receivable	860
Property and equipment	1,148
Operating lease ROU asset	2,582
Intangible asset	5,100
Goodwill	8,880
Operating lease liability	(2,566)
Other liabilities, net	(242)
Deferred tax liability	(1,551)
$15,238

Property and equipment is mostly composed of lab equipment, furniture and fixtures, and computer equipment. The fair value of property and equipment was determined to approximate net book value at the time of the acquisition based on the information currently available and pending finalization of our fair value assessment, which is subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years for customer relationships on a straight-line basis. The fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Plato acquisition as a result of book-to-tax differences primarily related to the intangible assets.

Envigo RMS Holding Corp Acquisition

Overview

On November 5, 2021, the Company completed the acquisition of Envigo by merger of a wholly owned subsidiary of the Company with and into Envigo to expand its market reach in early-stage drug discovery. The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of cash of $217,808, including adjustments for net working capital, and 8,245,918 of the Company’s common shares valued at $439,590 using the opening price of the Company’s common shares on November 5, 2021. In addition, the Company assumed certain outstanding Envigo stock options, including both vested and unvested options, that were converted to the right to purchase 790,620 Company common shares at an exercise price of $9.93 per share. The stock options were valued at $44.80 per option utilizing a Black-Scholes option valuation model with the inputs below. The total value of options issued of $35,418, of which $18,242 was excluded from the purchase price as those options were determined to be post-combination expense. The previously vested stock options are reflected as purchase consideration of approximately $17,176.

Stock price	53.31
Strike price	9.93
Volatility	75.93%
Expected term	3.05
Risk-free rate	0.62%

The Company recognized transaction costs related to the acquisition of Envigo of $454 and $8,945 for the three and six months ended March 31, 2022. These costs were associated with legal and professional services related to the acquisition and are reflected within other operating expenses in the Company’s condensed consolidated statements of operations.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, inventory, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of the Company’s RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Cash	3,091
Restricted cash	435
Trade receivables and contract assets	44,240
Inventory	39,138
Prepaid expenses and other current assets	18,960
Operating lease ROU assets, net	7,570
Property and equipment	83,608
Other assets	7,676
Intangible asset	201,000
Goodwill	356,947
Accounts payable	(17,298)
Fees invoiced in advance	(7,040)
Current portion of long-term operating lease	(2,729)
Accrued expenses and other liabilities	(22,382)
Long-term operating leases, net	(4,631)
Other liabilities	(3,834)
Long-term debt	(140)
Long-term deferred tax liabilities	(31,148)
Noncontrolling interest	1,111
$674,574

Property and equipment is mostly composed of land, buildings and equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined to approximate net book value at the time of the acquisition based on the information currently available and pending finalization of our fair value assessment, which is subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 12.5 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Envigo acquisition as a result of book-to-tax differences primarily related to the intangible assets, step up on the fair value of inventory and property and equipment. Within the deferred tax liability, $8,949 of acquired foreign net operating losses are offset by an uncertain tax benefit of $8,304.

Goodwill, which is derived from the expanded client base, the ability to provide products and services for the entirety of discovery and nonclinical development within one organization, and to ensure supply for internal use, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s RMS reportable segment.

Robinson Services, Inc. Acquisition

Overview

On December 29, 2021, the Company completed the acquisition of the rabbit breeding and supply business of Robinson Services, Inc. (“RSI”). The acquisition was another step in Inotiv’s strategic plan for building its RMS business and is reported as part of the Company’s RMS reporting segment. The aggregate consideration paid in the transaction consisted of cash consideration of $3,250 and 70,633 of the Company’s common shares valued at $2,898 using the closing price of the Company’s common shares on December 29, 2021.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, non-compete agreement, supply agreement and goodwill. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of the Company’s RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Customer relationship	4,700
Non-compete agreement	300
Supply agreement	200
Goodwill	948
$6,148

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 7.5 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s RMS reportable segment.

Integrated Laboratory Systems, LLC acquisition

Overview

On January 10, 2022, the Company completed the acquisition of Integrated Laboratory Systems, LLC (“ILS”). ILS is a provider of services specializing in nonclinical and analytical drug discovery and development services and research models and related products and services. Consideration for the ILS acquisition consisted of $38,805 in cash, including adjustments for net working capital, and inclusive of $3,800 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement and 429,118 of the Company’s common shares valued at $14,466 using the opening price of the Company’s common shares on January 10, 2022.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of  March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, inventory, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

ILS recorded revenue and net income of $4,866 and $109, respectively, for the three month period ended March 31, 2022.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Cash	797
Trade receivables and contract assets	3,841
Prepaid expenses and other current assets	61
Property and equipment	2,237
Intangible asset	27,000
Goodwill	23,206
Accounts payable	(1,039)
Fees invoiced in advance	(1,696)
Accrued expenses and other liabilities	(1,136)
$53,271

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment) and leasehold improvements. The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of property and equipment as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately nine years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

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

Orient BioResource Center, Inc. acquisition

Overview

On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $28,156 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 using the closing price of the Company’s common shares on January 27, 2022, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable will not bear interest and is required to be paid to the Seller on the date that is 18 months after the closing. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the OBRC acquisition as a result of book-to-tax differences primarily related to the intangible assets and property and equipment.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of March 31, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our RMS reportable segment.

OBRC recorded revenue and net income of $7,309 and $2,393, respectively, for the three months ended March 31, 2022.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2022
Assets acquired and liabilities assumed:
Cash	5,481
Trade receivables and contract assets	2,025
Inventory	8,800
Prepaid expenses and other current assets	2,609
Property and equipment	8,790
Intangible asset	21,700
Goodwill	14,530
Accounts payable	(476)
Fees invoiced in advance	(6,548)
Accrued expenses and other liabilities	(354)
Long-term deferred tax liabilities	(5,649)
$50,908

Property and equipment is mostly composed of land, building and equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of property and equipment as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately six years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of March 31, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s RMS reportable segment.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and six months ended March 31, 2022 and March 31, 2021, assuming the acquisitions had occurred as of October 1, 2020 are presented for comparative purposes below. These amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2020.

The unaudited pro forma information is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Total revenues	$143,023	$109,088	$268,337	$217,125

Net income (loss)	(72,023)	(24)	(98,548)	(23,242)

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

RMS

The Company provides GEMS, which includes the performance of contract breeding and other services associated with genetically engineered models, client-owned animal colony care, and health monitoring and diagnostics services related to research models. For contracts that involve creation of a specific type of animal, revenue is recognized over time with each milestone as a separate performance obligation. The Company is due payment for work performed even if subsequent milestones are unable to be met. Contract breeding revenue and client-owned animal colony care revenue are recognized over time and are billed as per diems. Health monitoring  revenue and diagnostic services revenue are recognized once the service is performed.

Product revenue

DSA

DSA product revenue includes internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative use. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation.

RMS

RMS product revenue includes research models, diets and bedding, bioproducts and GEMS. Research models revenue represents the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers, and large-animal models. Diets and bedding revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Research models and diets and bedding include freight costs associated with the delivery of the product to customers. For these products, all revenue is recognized at a point in time, generally when title and control of the product is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation.

The following table presents changes in the Company’s contract assets and contract liabilities for the six months ended March 31, 2022.

	Balance at			Balance at
	September 30,			March 31,
	2021	Additions	Deductions	2022
Contract Assets: Unbilled revenue	$6,194	$17,009	$(10,510)	$12,693
Contract liabilities: Fees invoiced in advance	$26,614	$249,972	$(206,348)	$70,238

12.         LEASES

The Company records an ROU asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASU 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet.  The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

The Company has various operating and finance leases for facilities and equipment. Facilities leases provide office, laboratory, warehouse, or land that the Company uses to conduct its operations.  Facilities leases range in duration from two to ten years, with either renewal options for additional terms as the initial lease term expires, or purchase options.  Facilities leases are considered as either operating or financing leases.

Equipment leases provide for office equipment, laboratory equipment or services the Company uses to conduct its operations.  Equipment leases range in duration from 30 to 60 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	As of	As of
	March 31, 2022	September 30, 2021
Operating ROU assets, net	$23,795	$8,358

Current portion of operating lease liabilities	5,356	1,959
Long-term operating lease liabilities	18,613	6,554
Total operating lease liabilities	$23,969	$8,513

Finance ROU assets, net	$57	$60

Current portion of finance lease liabilities	23	24
Long-term finance lease liabilities	37	39
Total finance lease liabilities	$60	$63

During the three and six months ended March 31, 2022, the Company had operating lease amortization of $1,486 and $2,568, respectively, and had finance lease amortization of $6 and $12, respectively. Finance lease interest recorded in the three and six months ended March 31, 2022 was $0 and $1, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2022 and March 31, 2021 were:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Operating lease costs:
Fixed operating lease costs	$1,120	$242	$2,203	$474
Short-term lease costs	19	42	44	52
Variable lease costs	—	—	—
Lease income	(988)	(159)	(1,165)	(318)
Finance lease costs:
Amortization of ROU asset expense	6	35	12	72
Interest on finance lease liability	—	68	1	137
Total lease cost	$157	$228	$1,095	$417

The Company serves as lessor to a lessee in five facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2022	2022
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,626	$2,722
Operating cash flows from finance leases	—	1
Finance cash flows from finance leases	7	13

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$1,055	$18,091
Right-of-use assets obtained in exchange for new finance lease liabilities	10	10

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of March 31, 2022 and March 31, 2021 were:

	As of	As of
	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (in years)
Operating lease	6.11	4.49
Finance lease	2.96	0.37
Weighted-average discount rate (in percentages)
Operating lease	5.01%	5.24%
Finance lease	4.86%	5.82%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2022, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2022 (remainder of fiscal year)	$3,230	$13
2023	5,519	21
2024	4,658	21
2025	3,863	8
2026	3,207	1
Thereafter	7,144	—
Total minimum future lease payments	27,621	64
Less interest	(3,652)	(4)
Total lease liability	23,969	60

13.         DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2022, the Company expects to contribute $1,078 to the Pension Plan. As of March 31, 2022, the unfunded defined benefit plan obligation of $286 is included in other liabilities (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative in the condensed consolidated statement of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Components of net periodic benefit expense:
Interest cost	$79	$-	$137	$-
Expected return on assets	(220)	-	(329)	-
Amortization of prior loss	116	-	277	-
Net periodic benefit cost	$(25)	$-	$85	$-

14.          CONTINGENCIES

Litigation

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. The Company intends to continue to vigorously defend these claims.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations

During the period from July 2021 through March 2022, one of Envigo’s U.S. facilities was inspected on several occasions by the U.S. Department of Agriculture (“USDA”). USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations. Envigo formally appealed certain of the findings, and has made multiple remediations and improvements at the facility, of which it has kept USDA apprised. USDA has indicated it intends to conduct a formal investigation. The inspections and/or the investigation could lead to enforcement action resulting in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. As of the 10-Q filing date, no investigation had been initiated.

On June 15, 2021, Envigo Global Services, Inc. (“EGSI”), a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO”) for the production of documents related to the procurement of non-human primates (“NHPs”) from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO and received by EGSI’s predecessor entity , Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc. (“Covance”), a subsidiary of Laboratory Corporation of America Holdings, in June 2019. The EGSI transaction agreement provides for indemnification of Envigo and its officers, directors and affiliates by Covance for any liabilities arising out of or related to the USAO’s investigation in connection with the subpoena to Covance Research Products, as well as certain other matters, subject to an overall indemnification limit for the investigation and certain other matters of $5,500.

On January 27, 2022, EGSI acquired OBRC, which owns and operates a primate quarantine and holding facility located near Alice, Texas. In 2019, OBRC received grand jury subpoenas requested by the USAO requiring the production of documents and information related to its importation of NHPs into the United States. On June 16, 2021 , OBRC received a grand jury subpoena requested by the USAO requiring the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The OBRC purchase agreement provides for indemnification of EGSI and its officers, directors and affiliates by the seller, Orient Bio, Inc., for liabilities resulting from actions, inactions, errors or omissions of Orient Bio, Inc. or OBRC related to any period prior to the closing date.

The Company is cooperating with the USAO.

No form of proceedings has been brought, instigated or is known to be contemplated against the Company by any government agency.

15.          ACCUMULATED OTHER COMPREHENSIVE LOSS

		Cumulative
		translation
	Pension	adjustment	Total
Balance as of September 30, 2021	$—	$—	$—
Amortization of periodic benefit costs	230	—	230
Cumulative translation adjustment	—	(858)	(858)
Balance as of March 31, 2022	$230	$(858)	$(628)

16.          SUBSEQUENT EVENTS

On April 25, 2022, the Company entered into an Interest Purchase Agreement with Histion, LLC, which is a strategic element of the Company’s expansion of its specialized pathology services providing for the acquisition by the Company of all of the outstanding membership interests of Histion on that date. Consideration for the Histion membership interests consisted of $800 in cash (after giving effect to an adjustment for estimated net working capital), subject to certain adjustments, a $433 seller note and a number of the Company's common shares having a value of $433 based on the volume weighted average closing price of Company shares as reported by Nasdaq for the twenty trading-day period ending on the third trading day prior to the closing date.

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

Recent Developments and Executive Summary

Since the start of  fiscal 2022, we have continued our momentum building Inotiv into a comprehensive provider of preclinical drug discovery and safety assessment services through our strategic acquisitions of Plato, ILS and Histion and our collaboration with Synexa Life Sciences. Plato brings us important new in vivo pharmacology capabilities, ILS complements our BioReliance® assets and accelerates the buildout of our genetic toxicology offerings, and the partnership with Synexa Life Sciences enhances our biomarker platform. Histion accelerates our development and growth in the highly-specialized plastics and medical device histopathology business. Over the last few years, we’ve significantly broadened and scaled our DSA business, enabling one-stop-shop preclinical programs and quicker speed to market, positioning Inotiv as a primary contract research provider for our growing client base.

The transformative acquisition of Envigo, which closed in the first quarter of fiscal 2022, established the foundation of our new Research Models and Services business, or RMS, which we consider critical to the discovery and development business.  Through Envigo, we secured access to critical research models essential for our clients’ success, further differentiating Inotiv from many of our peers. Following the Envigo acquisition, we took steps to leverage our existing RMS capacity with the acquisition of RSI’s rabbit breeding business and the acquisition of OBRC’s non-human primate facilities, which neighbor our Alice, Texas location. In an environment during which global research model demand outstrips supply, these moves mitigate potential supply bottlenecks as we pursue a multitude of cross-selling and growth opportunities across our integrated services.

Finally, this quarter we augmented inorganic growth with another period of strong internal growth, reflecting our focus on delivering superior client experiences and investing in G&A and technology to support new services and expansion.  Our quarter-end DSA backlog of $133,635 reinforces our optimism for continuing robust near-term revenue growth, and over the long-term we believe our strategy will deliver meaningfully higher operating margins as we scale.

Significant accomplishments during three months ended March 31, 2022

●	Announced a collaboration with Synexa Life Sciences.
●	Announced the purchase of ILS.
●	Borrowed the full amount of the Company’s existing $35,000 delayed draw term loan facility (the "DDTL") under its credit agreement dated November 5, 2021, to fund the purchase of ILS.
●	Announced the purchase of OBRC
●	In connection with the purchase of OBRC, the Company entered into a first amendment to its existing credit agreement on January 27, 2022. The amendment provides for, among other things, an increase to the existing term loan facility in the original principal amount of $40,000 (“Incremental Term Loans”) and a new delayed draw term loan in the amount of $35,000, which amount is available to be drawn up to 24 months from the date of the amendment. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans but did not borrow any amounts under the new delayed draw term loan.
●	Development and integration of leadership teams and filling critical leadership positions

Events subsequent to March 31, 2022

●	On April 25, 2022, announced the purchase of Histion, a CRO that provides a strategic element of the Company’s expansion of its specialized pathology services.

Business Overview

As a result of the strategic Envigo acquisition, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment, or DSA, and Research Models and Services, or RMS.

DSA

Our DSA segment specializes in providing nonclinical and analytical drug discovery and development services to the pharmaceutical, chemical, governmental, academic and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing time and cost of taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical R&D projects, all while working together to build a healthier and safer world. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the U.S. Food and Drug Administration ("FDA") and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. We have been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 47 years since our formation as a corporation organized in Indiana in 1974, under the name Bioanalytical Systems, Inc. On March 18, 2021, we changed our name from Bioanalytical Systems, Inc. to Inotiv, Inc.

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

Financial Performance Highlights

We review various metrics to evaluate our financial performance, including revenue, margins and earnings. In the three months ended March 31, 2022, total revenues increased to $140,313 from $18,751, a 648% increase from the three months ended March 31, 2021. In the six months ended March 31, 2022, total revenue increased to $224,524 from $36,636, a 513% increase from the six months ended March 31, 2021. Operating income totaled $7,868 in the three months ended March 31, 2022, compared to an operating loss of $521 in the three months ended March 31, 2021, reflecting higher gross profit on higher revenue, offset by increase in operating expenses and higher strategic investment in unallocated corporate general and administrative (“G&A”) expense to support additional future revenue growth, which included additional headcount, recruiting and relocation expense, higher compensation expense,  transaction costs related to the acquisitions of RSI, Histion, ILS and OBRC, an increase in sales commissions due to higher sales awards and an increase in startup costs for internal investments in new service offerings.

As of March 31, 2022, we had $47,042 of cash and cash equivalents as compared to $138,924 of cash and cash equivalents at September 30, 2021.

During the second quarter of fiscal 2022, we obtained additional borrowings in connection with the ILS and OBRC acquisitions. Refer to the Liquidity and Capital Resources section herein for a description of our cash flows from operating, investing and financing activities and details related to our credit arrangement, the incremental term loans, our convertible notes and the related fair value remeasurement of the embedded derivative component of our convertible notes.

Results of Operations

The following table summarizes our condensed consolidated statements of operations as a percentage of total revenue for the periods shown:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Services revenue	35.3%	95.5%	39.1%	95.4%
Products revenue	64.7	4.5	60.9	4.6
Total revenue	100.0	100.0	100.0	100.0

Cost of services provided (a)	67.2	66.5	65.5	67.3
Cost of products sold (a)	68.6	61.5	75.3	54.8
Total cost of revenue	68.1	66.3	71.5	66.7

Operating expenses	26.3	36.5	40.0	34.7

Operating income (loss)	5.6	(2.8)	(11.5)	(1.4)

Other income (expense)	(5.5)	(1.0)	(31.3)	(1.5)
Income (loss) before income taxes	0.1	(3.8)	(42.8)	(2.9)
Income tax (expense) benefit	(4.9)	(0.1)	2.6	(0.1)
Consolidated net income (loss)	(4.8)%	(3.9)%	(40.2)%	(3.0)%
(a)	Percentage of service and product revenues, respectively

Note: Table may not foot due to rounding.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

DSA and RMS Revenue

Total revenue increased to $140,313 in the three months ended March 31, 2022 from $18,751 in the three months ended March 31, 2021, driven by a $20,303 increase in DSA revenue and $101,259 of incremental RMS revenue. The acquisitions of HistoTox Labs, Bolder BioPATH, Gateway Pharmacology, Plato BioPharma and ILS added $12,858 of DSA revenue and internal growth generated $7,446 of service revenue in our DSA segment during the three months ended March 31, 2022. Our acquisition of Envigo and RSI along with our acquisition of OBRC contributed $78,067 and $23,192 respectively of product revenue to our RMS segment during the three months ended March 31, 2022. We did not have any RMS revenue in the comparable prior year period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 was $95,587 or 68.1% of revenue, compared to $12,427, or 66.3% of revenue for the three months ended March 31, 2021.

Cost of services provided as a percentage of service revenue increased to 67.2% during the three months ended March 31, 2022 from 66.5% in the three months ended March 31, 2021, due to investing in capacity to meet increased customer demand.

Cost of products sold as a percentage of products revenue in the three months ended March 31, 2022 increased to 68.6% from 61.5% in the three months ended March 31, 2021 due to $2,609 of non-cash inventory step-up amortization in the three months ended March 31, 2022 and the change in product mix.

Operating Expenses

Operating expenses, including selling, general and administrative, amortization of intangible assets and other operating expense, increased by 438.5%, or $30,013, due to strategic investment in unallocated corporate G&A expense to support additional future revenue growth, which included additional headcount, recruiting and relocation expense, higher compensation expense, transaction costs primarily related to the acquisitions of RSI, ILS, OBRC and Histion, an increase in sales commissions due to higher sales awards and an increase in startup costs for internal investments in new service offerings. Additionally, there was an increase in selling expenses due to an increase in travel cost as our sales and marketing teams have traveled more as the COVID-19 pandemic eases. During the three months ended March 31, 2022, we continued investing in internal capabilities to provide additional service offerings such as laboratory solutions, medical device pathology, biotherapeutics and genetic toxicology.

Other Income (Expense)

Interest expense for the three months ended March 31, 2022 increased to $7,547 from $366 compared to the three months ended March 31, 2021. The increase in interest expense is due primarily to the convertible senior notes and the senior term loan facility and incremental loans, as well as various promissory notes. Interest expense for the three months ended March 31, 2022 includes approximately $1,257 of non-cash interest expense.

Other income (expense) for the three months ended March 31, 2022 was an expense of ($139) compared to income of $179 for the three months ended March 31, 2021.

Income Taxes

Our effective income tax rates for the three months ended March 31, 2022 and 2021 were 3,761.5% and (2.1)%, respectively. The expense recorded for each period was $6,846 and $15, respectively. The income tax expense in the second quarter of fiscal 2022 was related to a change in the Company’s forecasted rate primarily due to the earnings impact of acquisitions, in conjunction with the minimal change between actual year-to-date pre-tax book income (loss) as of first quarter and second quarter of the fiscal year. The expense from income taxes in the second quarter of 2021 relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes.

Net Income/Loss

As a result of the above described factors, we had a consolidated net loss of $6,664 for the three months ended March 31, 2022 as compared to a consolidated net loss of $723 during the three months ended March 31, 2021.

Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

DSA and RMS Revenue

Total revenue increased 512.9% to $224,524 in the six months ended March 31, 2022, from $36,636 in the six months ended March 31, 2021, driven by a $35,243 increase in DSA revenue and $152,645 of incremental RMS revenue. The acquisitions of HistoTox Labs, Bolder BioPATH, Gateway Pharmacology, Plato and ILS added $21,008 of DSA revenue and internal growth generated approximately $14,271 of revenue in our DSA segment during the six months ended March 31, 2022. Our acquisition of Envigo and RSI along with our acquisition of OBRC contributed $126,683 and $25,971 respectively of product revenue to our RMS segment during the six months ended March 31, 2022.  RMS revenue in the six months ended March 31, 2022 reflected one partial and one full quarter contribution from Envigo, which was acquired on November 5, 2021.

Cost of Revenues

Cost of revenues for the six months ended March 31, 2022 was $160,473 or 71.5% of revenue, compared to $24,435, or 66.7% of revenue, for the six months ended March 31, 2021.

Cost of services provided as a percentage of service revenue decreased to 65.5% during the six months ended March 31, 2022 from 67.3% in the six months ended March 31, 2021, due to higher margins on acquisitions of HistoTox Labs, Bolder BioPATH and Gateway Pharmacology and greater utilization of recently expanded capacity.greater utilization of recently expanded capacity.

Cost of products sold as a percentage of products revenue in the six months ended March 31, 2022 increased to 75.3% from 54.8% in the six months ended March 31, 2021 due to $6,277 of non-cash inventory step-up amortization, which negatively impacted the cost of products as a percentage of revenue by 4.6% in the six months ended March 31, 2022, and the change in product mix.

Operating Expenses

Operating expenses, including selling, general and administrative, amortization of intangible assets and other operating expense, increased by 606.8%, or $77,116, due to post combination non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan recognized in connection with the Envigo acquisition of $23,014, which is inclusive of $4,772 stock based compensation settled in cash and higher strategic investment in unallocated corporate G&A expense to support additional future revenue growth, which included additional headcount, recruiting and relocation expense, higher compensation expense, transaction costs related to the acquisitions closed in the six months ended March 31, 2022 and Histion, an increase in sales commissions due to higher sales awards and an increase in startup costs for internal investments in new service offerings. Additionally, there was an increase in selling expenses due to an increase in travel cost as our sales and marketing teams have traveled more as the COVID-19 pandemic. During the six months ended March 31, 2022, we continued investing in internal capabilities to provide additional service offerings such as laboratory solutions, medical device pathology, biotherapeutics and genetic toxicology.

Other Income (Expense)

Interest expense for the six months ended March 31, 2022 increased to $12,375 from $713 compared to the six months ended March 31, 2021. The increase in interest expense is due primarily to the convertible senior notes and the senior term loan facility amd incremental loans, as well as various promissory notes, entered into subsequent to March 31, 2021. Interest expense for the six months ended March 31, 2022 includes approximately $2,512 of non-cash interest expense.

Other income (expense) for the six months ended March 31, 2022 was an expense of $57,866 compared to income of $179 for the six months ended March 31, 2021, due primarily to the Company recognizing a $56,714 fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021 and $877 loss on debt extinguishment.

Income Taxes

Our effective income tax rates for the six months ended March 31, 2022 and 2021 were 6.2% and (4.6)% respectively. The (benefit) expense recorded for each period was ($5,939) and $48, respectively. The benefit from income taxes for the six months ended March 31, 2022 was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as, the impact on tax expense of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, and other permanent items. The expense from income taxes in the six months ended March 31, 2021 relates primarily to certain credits that arise when deferred tax liabilities that are created by indefinite-lived assets cannot be used as a source of taxable income to support the realization of deferred tax assets for valuation allowance purposes.

Net Income/Loss

As a result of the above described factors, we had a consolidated net loss of $90,075 for the six months ended March 31, 2022 as compared to a consolidated net loss of $1,089 during the six months ended March 31, 2021.

Liquidity and Capital Resources

We believe our primary sources of liquidity are sufficient to fund our short-term and long-term existing and planned capital requirements, which include working capital obligations, capital expenditures, business development in our targeted areas, short-term and long-term debt obligations which include principal and interest payments, operating lease payments, costs associated with the integrations of our acquisitions. In addition, we have the ability to access capital markets to obtain debt refinancing for longer-term funding, if required, to service our long-term debt obligations. Further, we believe we have sufficient cash flow and liquidity to remain in compliance with our debt covenants.

Comparative Cash Flow Analysis

At March 31, 2022, we had cash and cash equivalents of $47,042, compared to $138,924 at September 30, 2021, exclusive of restricted cash.

Net cash provided by operating activities was $4,027 for the six months ended March 31, 2022 compared to net cash provided by operating activities of $4,526 for the six months ended March 31, 2021. Contributing factors to our cash provided by operations in the six months ended March 31, 2022, were noncash charges of $15,866 for depreciation and amortization, $20,300 for non-cash stock compensation expense, $56,714 for loss on fair value measurement of convertible senior notes, changes in deferred taxes of $1,907, amortization of debt issuance costs and original issue discount of $1,203, non-cash amortization of inventory fair value step-up of $6,277 and a net decrease due to changes in operating assets and liabilities of $8,725 .

Contributing factors to our cash provided by operations for the six months ended March 31, 2021 were noncash charges of $2,154 for depreciation and amortization, $460 for stock compensation expense, and a net increase in customer advances of $3,831, as a result of increasing orders. These items were partially offset by an increase of $1,927 in accounts receivable.

Investing activities used $303,621 in the six months ended March 31, 2022 due mainly to $288,702 paid in the acquisitions of Plato, Envigo RSI, ILS and OBRC and capital expenditures of $15,202 as compared to $2,425 used in the six months ended March 31, 2021. The capital additions during the six months ended March 30, 2022 primarily consisted of the renovation and expansion of the Denver, Pennsylvania facility and continued construction of our St. Louis facility, as well as purchases of certain lab equipment.

Financing activities provided $190,531 in the six months ended March 31, 2022 compared to $1,321 used in the six months ended March 31, 2021. The cash provided in the six months ended March 31, 2022 included borrowings on a senior term notes of $165,000 related to the term loan facility used in the Envigo acquisition and $40,000 related to the Amendment, which was partially used in the OBRC acquisition and partially used to repay the revolving loan facility borrowings, and included borrowings on the DDTL of $35,000, which was used in the ILS acquisition, partially offset by payments of long-term borrowings of $37,746, payments of debt issuance costs of $9,887 and repayment of our previous capex line of credit of $1,749.

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

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.25% through March 31, 2022.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving loan facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed draw loan facility. In each case, such fee shall be paid quarterly in arrears.

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time with premium or penalty.

The Company is required to maintain an initial Secured Leverage Ratio of not more than 4.25 to 1.00.  The maximum permitted Secured Leverage Ratio shall reduce to 3.75 to 1.00 beginning with the Company’s fiscal quarter ending September 30, 2023 and to 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025.  The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio shall be 1.00 to 1.00 during the first year of the Credit Agreement and shall be 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.

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

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a First Amendment (“Amendment”) to the existing Credit Agreement. The Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the Amendment (the “DDTL”). The Incremental Term Loans and any amounts borrowed under the DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, but did not borrow any amounts under the DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.25% through March 31, 2022.

The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 2% prepayment premium if made on or prior to November 5, 2022 and a 1% prepayment premium if made on or prior to November 5, 2023. Voluntary prepayments made after November 5, 2023 are not subject to a prepayment premium.

Each of the Additional Term Loans require annual principal payments in an amount equal to 1.0% of their respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio.

The Additional Term Loans are secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of the Additional Term Loans is guaranteed by each of the Subsidiary Guarantors.

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of March 31, 2022 and September 30, 2021 is detailed in the table below.

	As of:
	March 31, 2022	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	940	1,500
Seller Note – Smithers Avanza	70	280
Seller Note – Preclinical Research Services	650	685
Seller Note – Plato BioPharma	2,571	—
Seller Payable - Orient BioResource Center	3,325
Economic Injury Disaster Loan	140	—
Convertible Senior Notes	102,324	131,673
Term Loan Facility and Incremental Term Loans	239,400	—
	349,420	170,323
Less: Current portion	(5,339)	(9,656)
Less: Debt issue costs not amortized	(11,807)	(6,458)
Total Long-term debt	$332,274	$154,209

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato, which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3,000.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the seller in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable will not bear interest and is required to be paid to seller on the date that is 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the seller on account of indemnification obligations under the purchase agreement.

Convertible Senior Notes

On September 27, 2021, the Company issued $140,000 principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of Notes. The Notes issued on September 27, 2021 include $15,000 principal amount of Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s non-guarantor subsidiaries. The Notes are fully and unconditionally guaranteed, on a senior, unsecured basis, by the Guarantor.

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

In accordance with ASC 815, at issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. The convertible feature of the Notes is subject to fair value remeasurement as of each balance sheet date or until it meets equity classification requirements and is valued utilizing Level 3 inputs as described below. The discount resulting from the initial fair value of the embedded derivative will be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06)”. The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 2 – Equity), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the six months ended March 31, 2022 of $56,714. The embedded derivative liability of $88,576 was then reclassified to additional paid-in capital in accordance with ASC 815.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2022, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at March 31, 2022, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.4 million pre-tax reduction in net earnings over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our March 31, 2022 cash balance by approximately $1 million and our revenue by approximately $6.85 million.

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of March 31, 2022.

On December 15, 2021, the Company's management and the Audit Committee of the Board of Directors concluded that, due to a failure to properly account for certain tax attributes related to an acquisition that occurred in the Company's third fiscal quarter of 2021, the Company's previously issued unaudited interim financial statements as of and for the three and nine months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (the "Original Quarterly Report") should no longer be relied upon. The Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the quarterly period ended June 30, 2021 included in the Original Quarterly Report should be restated and the Company issued restated financials for the period in the Form 10-Q/A filed on December 21, 2021. In connection with the restatement, management reevaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021 and concluded that, in light of the error described above, a material weakness existed in the Company’s internal control over financial reporting and that certain of the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Management has begun and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the research and understanding of the tax impact of acquisitions that qualify as stock transactions for tax purposes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the tax impact of acquisitions that qualify as stock transactions for tax purposes. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the tax impact of acquisitions that qualify as stock transactions for tax purposes. We have re-assessed our non-audit third-party professionals with whom we consult regarding application of accounting guidance related to the tax issues and have engaged more experienced advisers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Management has performed an analysis of the consolidated tax process, identifying material risks and formalizing key controls to address the related material risks.  Management plans to perform testing over these key controls beginning in the third fiscal quarter and into the fourth fiscal quarter. Until management has adequately tested the applicable key controls and confirmed that they are working as designed, management concluded that the same material weakness in the Company's internal control over financial reporting and deficiency in the Company's disclosure controls and procedures that existed at September 30, 2021 continued to exist at March 31, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

Litigation

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. The Company intends to continue to vigorously defend these claims.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations

During the period from July 2021 through March 2022, one of Envigo’s U.S. facilities was inspected on several occasions by the U.S. Department of Agriculture (“USDA”). USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations. Envigo formally appealed certain of the findings, and has made multiple remediations and improvements at the facility, of which it has kept USDA apprised. USDA has indicated it intends to conduct a formal investigation. The inspections and/or the investigation could lead to enforcement action resulting in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. As of the 10-Q filing date, no investigation had been initiated.

On June 15, 2021, Envigo Global Services, Inc. (“EGSI”), a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO”) for the production of documents related to the procurement of non-human primates (“NHPs”) from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO and received by EGSI’s predecessor entity , Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc. (“Covance”), a subsidiary of Laboratory Corporation of America Holdings, in June 2019. The EGSI transaction agreement provides for indemnification of Envigo and its officers, directors and affiliates by Covance for any liabilities arising out of or related to the USAO’s investigation in connection with the subpoena to Covance Research Products, as well as certain other matters, subject to an overall indemnification limit for the investigation and certain other matters of $5.5 million.

On January 27, 2022, EGSI acquired Orient BioResource Center, Inc. (“OBRC”), which owns and operates a primate quarantine and holding facility located near Alice, Texas. In 2019, OBRC received grand jury subpoenas requested by the USAO requiring the production of documents and information related to its importation of NHPs into the United States. On June 16, 2021 , OBRC received a grand jury subpoena requested by the USAO requiring the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The OBRC purchase agreement provides for indemnification of EGSI and its officers, directors and affiliates by the seller, Orient Bio, Inc., for liabilities resulting from actions, inactions, errors or omissions of Orient Bio, Inc. or OBRC related to any period prior to the closing date.

The Company is cooperating with the USAO.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On December 29, 2021, pursuant to an Asset Purchase Agreement among Robinson Services Incorporated, the owners of Robinson Services Incorporated and Envigo Global Services, Inc., the Company issued 70,633 of its common shares to one of the owners of Robinson Services, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering..

On January 10, 2022, pursuant to a Membership Interest Purchase Agreement among Inotiv Morrisville, LLC, Integrated Laboratory Systems Holdings, LLC, Inotiv, Inc., and Integrated Laboratory Systems, LLC, the Company issued 429,118 common shares to Integrated Laboratory Systems Holdings, LLC. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

On January 27, 2022, pursuant to a Stock Purchase Agreement among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc., the Company issued 677,339 common shares to Orient Bio, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

Number		Description of Exhibits
(2)	2.1

Membership Interest Purchase Agreement, dated January 10, 2022, by and among Inotiv, Inc., Inotiv  Morrisville, LLC, Integrated Laboratory Systems Holdings, LLC and Integrated Laboratory Systems, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 13, 2022)

	2.2

Stock Purchase Agreement, dated January 27, 2022, by and among Envigo Global Services Inc., Inotiv, Inc., and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 31, 2022)

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021)

	3.2	Second Amended and Restated Bylaws of Inotiv, Inc. as amended through March 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 19, 2021)

(10)	10.1	First Amendment to Credit Agreement, dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 31, 2022)

	10.2	Employment Agreement between the Company and Robert W. Leasure, Jr., dated January 27, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 31, 2022)

	10.3	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 31, 2022)

	10.4

Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2022 annual meeting of shareholders filed on February 3, 2022)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 13, 2022	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)