Form 10-Q
period 2022-06-30
Inotiv, Inc.
filed 2022-08-12
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of August 3, 2022, 25,593,313 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and September 30, 2021	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three and Nine Months Ended June 30, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Nine Months Ended June 30, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2022 and 2021 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	51
Item 1A	Risk Factors	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3	Defaults Upon Senior Securities	52
Item 4	Mine Safety Disclosures	52
Item 5	Other Information	52
Item 6	Exhibits	52
	Signatures	53

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	September 30,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,243	$138,924
Restricted cash	476	18,000
Trade receivables and contract assets, net of allowances for doubtful accounts of $3,909 and $668, respectively	107,719	28,364
Inventories, net	66,401	602
Prepaid expenses and other current assets	38,939	3,129
Total current assets	234,778	189,019

Property and equipment, net	187,492	47,978
Operating lease right-of-use assets, net	29,116	8,358
Goodwill	397,337	51,927
Other intangible assets, net	311,628	24,233
Other assets	7,427	341
Total assets	$1,167,778	$321,856

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$31,352	$6,163
Accrued expenses and other liabilities	28,494	8,968
Capex line of credit	—	1,749
Fees invoiced in advance	75,481	26,614
Current portion of long-term operating lease	6,151	1,959
Current portion of long-term debt	4,985	9,656
Total current liabilities	146,463	55,109
Long-term operating leases, net	22,901	6,554
Long-term debt, less current portion, net of debt issuance costs	333,773	154,209
Other liabilities	1,514	512
Deferred tax liabilities, net	49,494	344
Total liabilities	554,145	216,728

Contingencies (Note 15)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares; 25,515,791 issued and outstanding at June 30, 2022 and 15,931,485 at September 30, 2021	6,341	3,945
Additional paid-in capital	715,387	112,198
Accumulated deficit	(104,646)	(11,015)
Accumulated other comprehensive loss	(3,306)	—
Total equity attributable to common shareholders	613,776	105,128
Noncontrolling interest	(143)	—
Total shareholders’ equity and noncontrolling interest	613,633	105,128
Total liabilities and shareholders’ equity and noncontrolling interest	$1,167,778	$321,856

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service revenue	$60,119	$21,924	$147,879	$56,858
Product revenue	112,547	968	249,311	2,671
Total revenue	$172,666	22,892	$397,190	$59,529
Costs and expenses:
Cost of services provided	34,477	14,701	91,991	38,204
Cost of products sold	87,253	545	190,212	1,477
Selling	4,802	838	12,187	2,343
General and administrative	21,652	7,306	56,251	17,653
Amortization of intangible assets	8,854	619	18,664	931
Other operating expense	10,841	586	48,871	1,131
Operating income (loss)	$4,787	$(1,703)	$(20,986)	$(2,210)
Other income (expense):
Interest expense	(8,441)	(449)	(20,816)	(1,163)
Other income (expense)	440	1	(57,426)	180
Loss before income taxes	$(3,214)	$(2,151)	$(99,228)	$(3,193)
Income tax (expense) benefit	(342)	4,753	5,597	4,706
Consolidated net (loss) income	$(3,556)	$2,602	$(93,631)	$1,513
Less: Net income (loss) attributable to noncontrolling interests	172	—	(769)	—
Net (loss) income attributable to common shareholders	$(3,728)	$2,602	$(92,862)	$1,513

(Loss) income per common share
Net (loss) income attributable to common shareholders:
Basic	$(0.15)	$0.18	$(3.88)	$0.12
Diluted	$(0.15)	$0.17	$(3.88)	$0.12

Weighted-average number of common shares outstanding:
Basic	25,510	14,656	23,938	12,274
Diluted	25,510	15,383	23,938	12,948

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Consolidated net (loss) income	$(3,556)	$2,602	$(93,631)	$1,513
Foreign currency translation	(2,851)	—	(3,718)	—
Defined benefit plans:
Amortization of periodic benefit costs	173	—	403	—
Other comprehensive loss, net of tax	(2,678)	—	(3,315)	—
Consolidated comprehensive (loss) income	(6,234)	2,602	(96,946)	1,513
Less: Comprehensive income (loss) attributable to non-controlling interests	172	—	(769)	—
Comprehensive (loss) income attributable to common stockholders	$(6,406)	$2,602	$(96,177)	$1,513

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(UNAUDITED)

(In thousands, except number of shares)

	Three and Nine Month Periods Ended June 30, 2022
							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2021	—	$—	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net (loss) income	—	—	—	—	—	(83,411)	—	364	(83,047)
Stock issued in acquisitions	—	—	8,374,138	2,094	459,289	—	—	—	461,383
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	—	—	(983)	(983)
Issuance of stock under employee stock plans	—	—	42,971	11	38	—	—	—	49
Stock based compensation	—	—	—	—	19,160	—	—	—	19,160
Pension cost amortization	—	—	—	—	—	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	—	—	—	—	247	—	247
Reclassification of convertible note embedded derivative to equity (Note 7)	—	—	—	—	88,576	—	—	—	88,576
Balance at December 31, 2021	—	$—	24,348,594	$6,050	$679,261	$(94,426)	$137	$(619)	$590,403
Consolidated net (loss) income	—	—	—	—	—	(6,664)	—	577	(6,087)
Stock issued in acquisitions	—	—	1,106,457	276	32,599	—	—	—	32,875
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	—	—	(191)	(191)
Issuance of stock under employee stock plans	—	—	40,650	10	36	—	—	—	46
Stock based compensation	—	—	—	—	1,138	—	—	—	1,138
Pension cost amortization	—	—	—	—	—	—	340	—	340
Foreign currency translation adjustment	—	—	—	—	—	—	(1,105)	(9)	(1,114)
Balance March 31, 2022	—	$—	25,495,701	$6,336	$713,034	$(101,090)	$(628)	$(242)	$617,410
Consolidated net loss	—	—	—	—	—	(3,556)	—	(172)	(3,728)
Stock issued in acquisitions	—	—	17,618	4	360	—	—	—	364
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	—	—	271	271
Issuance of stock under employee stock plans	—	—	2,472	1	6	—	—	—	7
Stock based compensation	—	—	—	—	1,987	—	—	—	1,987
Pension cost amortization	—	—	—	—	—	—	173	—	173
Foreign currency translation adjustment	—	—	—	—	—	—	(2,851)	—	(2,851)
Balance at June 30, 2022	—	$—	25,515,791	$6,341	$715,387	$(104,646)	$(3,306)	$(143)	$613,633

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(UNAUDITED)

(In thousands, except number of shares)

	Three and Nine Month Periods Ended June 30, 2021
							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	Loss	Interests	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$—	$—	$7,596
Consolidated net loss	—	—	—	—	—	(366)	—	—	(366)
Stock option exercises	—	—	23,350	6	39	—	—	—	45
Stock based compensation	—	—	116,974	29	152	—	—	—	181
Balance at December 31, 2020	25	$25	11,117,999	$2,741	$26,966	$(22,276)	$—	$—	$7,456
Consolidated net loss	—	—	—	—	—	(723)	—	—	(723)
Stock based compensation	—	—	12,502	3	275	—	—	—	278
Stock option exercises	—	—	36,040	9	56	—	—	—	65
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—	—	—
Balance at March 31, 2021	—	$—	11,179,041	$2,756	$27,319	$(22,999)	$—	$—	$7,076
Consolidated net income	—	—	—	—	—	2,602	—	—	2,602
Stock based compensation	—	—	15,352	4	577	—	—	—	581
Stock option exercises	—	—	39,910	10	68	—	—	—	78
Stock issued in acquisition	—	—	1,588,235	397	34,055	—	—	—	34,452
Equity raise	—	—	3,044,117	761	48,211	—	—	—	48,972
Balance at June 30, 2021	—	$—	15,866,655	$3,928	$110,230	$(20,397)	$—	$—	$93,761

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021
Operating activities:
Consolidated net (loss) income	$(93,631)	$1,513
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	31,867	4,087
Undistributed earnings of noncontrolling interest	769	—
Employee stock compensation expense	22,285	1,040
Changes in deferred taxes	(8,385)	(4,867)
Provision for doubtful accounts	661	50
Unrealized foreign currency loss	(634)	—
Amortization of debt issuance costs and original issue discount	1,907	—
Noncash interest and accretion expense	3,906	—
Loss on fair value remeasurement of embedded derivative	56,714	—
Other non-cash operating activities	2	190
Loss on debt extinguishment	877	—
Non-cash amortization of inventory fair value step-up	10,039	—
Non-cash restructuring costs	2,990
Gain on disposal of property and equipment	(231)	—
Changes in operating assets and liabilities:
Trade receivables and contract assets	(30,565)	(4,010)
Inventories	(26,589)	(277)
Prepaid expenses and other current assets	(14,743)	—
Operating lease right-of-use assets and liabilities, net	447	—
Accounts payable	8,129	1,306
Accrued expenses and other liabilities	(3,327)	1,594
Fees invoiced in advance	32,789	7,451
Other asset and liabilities, net	(665)	(28)
Net cash (used in) provided by operating activities	(5,388)	8,049

Investing activities:
Capital expenditures	(31,275)	(8,358)
Proceeds from sale of equipment	277	2
Cash paid in acquisitions	(287,129)	(40,698)
Net cash used in investing activities	(318,127)	(49,054)

Financing activities:
Payments on finance lease liability	—	(277)
Payments of long-term debt	(37,746)	(2,620)
Payments of debt issuance costs	(10,067)	(409)
Payments on promissory notes	(1,362)	—
Payments on revolving credit facility	(20,749)	—
Payments on senior term notes	(1,025)	—
Payments on delayed draw term loan	(175)	—
Borrowings on long-term loan	—	17,087
Borrowings on revolving credit facility	20,184	1,318
Borrowings on delayed draw term loan	35,000	—
Borrowings on senior term notes	205,000	—
Proceeds from exercise of stock options	102	188
Proceeds from issuance of common stock, net	—	48,972
Net cash provided by financing activities	189,162	64,259

Effect of exchange rate changes on cash and cash equivalents	(852)	—

Net (decrease) increase in cash and cash equivalents	(135,205)	23,254
Cash, cash equivalents, and restricted cash at beginning of period	156,924	1,406
Cash, cash equivalents, and restricted cash at end of period	$21,719	$24,660

Noncash financing activity:
Seller financed acquisition	$6,288	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,914	$832
Income taxes paid, net	$666	$—

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

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2022 and 2021 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at June 30, 2022. The results of operations for the three and nine months ended June 30, 2022 may not be indicative of the results for the fiscal year ending September 30, 2022.

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

Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and a VIE it consolidates in accordance with GAAP. The Company consolidates a VIE as a result of the Envigo acquisition. The VIE does not materially impact our net assets or net (loss) income.

The Company accounts for noncontrolling interests in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). ASC 810 requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the condensed consolidated statements of operations.

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

The projected benefit obligation and funded position of the defined benefit plan is estimated by actuaries and the Company recognizes the funded status of its defined benefit plan on its condensed consolidated balance sheets and recognizes gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss), net of tax. The Company measures plan assets and obligations as of the date of the Company’s year-end consolidated balance sheet, using assumptions to anticipate future events. The valuation of assets acquired and liabilities assumed in the Envigo acquisition had not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of the unfunded defined benefit plan obligation, among other items.

Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the condensed consolidated financial statements (see Note 14 – Defined Benefit Plan).

Comprehensive Income (Loss)

Comprehensive income (loss) for the periods presented is comprised of consolidated net income (loss) plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current period actuarial gains (losses) in connection with the Company’s defined benefit plan.

Foreign Currencies

Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange on the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange on the balance sheet date and the related transaction gains and losses are reported in the condensed consolidated statements of operations, in Operating income (loss). The Company records gains and losses from re-measuring intercompany loans within Other income (expense) in the condensed consolidated statements of operations.

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

During the three and nine months ended June 30, 2022, one customer accounted for 30.9% and 28.9% of sales, respectively. During the three and nine months ended June 30, 2021, no customer accounted for more than 10% of sales. During the the three and nine months ended June 30, 2022, one vendor accounted for 13.0% and 13.7% of cost of revenues, respectively.  During the three and nine months ended June 30, 2021, no vendor accounted for more than 10% of cost of revenues.

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

Increase in Authorized Shares and Equity Plan Reserve

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At June 30, 2022, 926,647 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the three and nine months ended June 30, 2022, 17,618 and 9,498,213 common shares, respectively, were issued in relation to acquisitions. See Note 10 – Business Combinations for further discussion of consideration for each acquisition.

Stock Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adopted a change in accounting policy effective October 1, 2020 for forfeitures. Stock based compensation expense for the three and nine months ended June 30, 2022, was $1,987 and $27,057, respectively, and for the three and nine months ended June 30, 2021 was $581 and $1,040, respectively. Of the $27,057 stock based compensation expense in the nine months ended June 30, 2022, $23,014 related to post-combination expense recognized in connection with the Envigo transaction (see Note 10 – Business Combinations), which was inclusive of $4,772 of stock based compensation settled in cash.

3.          NET (LOSS) INCOME PER SHARE

The Company computes basic income (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units. Shares issuable upon exercise of 1,967,080 options and shares issuable upon vesting of 541,434 restricted stock units were not considered in computing diluted loss per share for the three and nine months ended June 30, 2022 because they were anti-dilutive. Additionally, there are 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021. These shares were not considered in computing diluted loss per share for the three and nine months ended June 30, 2022 because they were anti-dilutive. Shares issuable upon the exercise of 671 options and seven common shares issuable upon conversion of preferred shares were not considered in computing diluted income per share for the three and nine months ended June 30, 2021 because they were anti-dilutive.

The following table reconciles the computation of basic net (loss) income per share to diluted net loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and diluted net (loss) income per share:
Net (loss) income applicable to common shareholders	$(3,728)	$2,602	$(92,862)	$1,513
Weighted average common shares outstanding (in thousands)
Basic	25,510	14,656	23,938	12,274
Diluted	25,510	15,383	23,938	12,948

Basic net (loss) income per share	$(0.15)	$0.18	$(3.88)	$0.12
Diluted net (loss) income per share	$(0.15)	$0.17	$(3.88)	$0.12

4.           OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Acquisition and integration costs	$3,682	$—	$14,575	$—
Restructuring costs[1]	4,861	—	4,861	—
Startup costs	1,731	479	4,162	841
Remediation costs	364	—	1,310	—
Other costs	203	107	949	290
Acquisition-related stock compensation costs	—	—	23,014	—
	$10,841	$586	$48,871	$1,131
[1] Restructuring costs represent costs incurred in connection with the exit of our Dublin and Cumberland facilities. See Note 12 – Restructuring for additional information.

5.           SEGMENT INFORMATION

Due to the Envigo acquisition, the Company reports its results in two reportable segments – Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

The DSA segment provides preclinical research services on a contract basis directly to biopharma and pharmaceutical companies as well as certain research products. Preclinical research services include screening and pharmacological testing, nonclinical safety testing, formulation development, regulatory compliance and quality control testing, which are services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, and regulated and non-regulated (Good Laboratory Practice (“GLP”) and non-GLP) safety assessment services. This segment also provides research products, such as liquid chromatography, electrochemical and physiological monitoring products to pharmaceutical companies, universities, government research centers and medical research institutions.

The Company’s RMS reportable segment includes the research models, research model services and Teklad diet, bedding and enrichment products (“Teklad”). Research models include the commercial production and sale of small research models and large research models and the production and sale of certain biological products. Research model services include: Genetically Engineered Models and Services (“GEMS”), which performs contract breeding and other services associated with genetically engineered models; client-owned animal colony care; and health monitoring and diagnostics services related to research models. Teklad includes standard, custom and medicated diets as well as bedding and environmental enrichment products, which enhance the welfare of research animals.

During the three and nine months ended June 30, 2022, the RMS segment reported intersegment revenue of $2,257 and $4,574, respectively, to the DSA segment. The following table presents revenue and other financial information by reportable segment:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue
DSA	$49,224	$22,892	$121,103	$59,529
RMS	123,442	—	276,087	—
	$172,666	$22,892	$397,190	$59,529

Operating Income (Loss)
DSA	$13,171	$3,929	$22,965	$11,144
RMS	11,902	—	34,544	—
Unallocated Corporate	(20,286)	(5,632)	(78,495)	(13,354)
	$4,787	$(1,703)	$(20,986)	$(2,210)

Interest expense	(8,441)	(449)	(20,816)	(1,163)
Other income (expense)	440	1	(57,426)	180
Loss before income taxes	$(3,214)	$(2,151)	$(99,228)	$(3,193)

Total assets by reporting segment is as follows:

	June 30,	September 30,
	2022	2021
DSA	$274,570	$321,856
RMS	893,208	—
	$1,167,778	$321,856

Revenue by geographic area is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$150,540	$22,892	$340,875	$59,529
Netherlands	12,894	—	31,549	—
Other	9,232	—	24,766	—
	$172,666	$22,892	$397,190	$59,529

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective tax rate of 5.6% for the nine months ended June 30, 2022 was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as, the impact on tax expense of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, compensation and other permanent items.

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

As of June 30, 2022, the Company’s only uncertain tax position was derived from a business combination.

The Company records interest and penalties accrued in relation to the uncertain income tax position as a component of income tax expense (benefit). Any changes in the liability for the uncertain tax position would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and foreign jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by federal, state, local and foreign taxing authorities. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The Company has open tax years for state and foreign income tax filings generally starting in 2017.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of the employer portion of social security payments (“FICA deferral”), and expanded income tax net operating loss carryback provisions. As of June 30, 2022, the Company has a FICA deferral of approximately $916 related to the Envigo acquisition. Payment of the deferral is due on December 31, 2022.

On December 27, 2020, the U.S. enacted the Consolidated Appropriations Act of 2021 (“CAA”), which extended and expanded certain tax relief measures created by the CARES Act.

On March 11, 2021, the U.S. enacted the American Rescue Plan Act of 2021 (“ARPA”), which expands Section 162(m) to cover the next five most highly compensated employees for the taxable year, in addition to the “covered employees,” effective for taxable years beginning after December 31, 2026. We continue to examine the elements of the CAA and ARPA and the impact they may have on our future business.

7.           DEBT

Credit Facility

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving loan facility in the original principal amount of $15,000. In addition, the Credit Agreement provides for an aggregate combined increase of the revolving loan facility and the term loan facility of up to $35,000, which amount will be available to be drawn once the delayed draw term loan facility is no longer available. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving loan facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%.  The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.82% through June 30, 2022.

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

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time with premium or penalty.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment.

On January 7, 2022, the Company drew $35,000 on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35,000 is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.49% through June 30, 2022.

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

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.82% through June 30, 2022.

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

Each of the Additional Term Loans require annual principal payments in an amount equal to 1.0% of its respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio.

The Additional Term Loans are secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of the Additional Term Loans is guaranteed by each of the Subsidiary Guarantors.

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of June 30, 2022 and September 30, 2021 is detailed in the table below.

	June 30, 2022	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	883	1,500
Seller Note – Smithers Avanza	—	280
Seller Note – Preclinical Research Services	632	685
Seller Note – Plato BioPharma	2,143	—
Seller Payable - Orient BioResource Center	3,426	—
Seller Note – Histion	409	—
Economic Injury Disaster Loan	140	—
Convertible Senior Notes	103,617	131,673
Term Loan Facility, Initial DDTL and Incremental Term Loans	238,800	—
	350,050	170,323
Less: Current portion	(4,985)	(9,656)
Less: Debt issue costs not amortized	(11,292)	(6,458)
Total Long-term debt	$333,773	$154,209

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato BioPharma, Inc. (“Plato”), which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3,000.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

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

As part of the acquisition of Histion, LLC (“Histion”) which is a part of the Company’s subsidiary, Bronco Research Services, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.

Convertible Senior Notes

On September 27, 2021, the Company issued $140,000 principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

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

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the nine months ended June 30, 2022 of $56,714. The embedded derivative liability of $88,576 was then reclassified to additional paid-in capital in accordance with ASC 815.

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

The Company consummated the Envigo acquisition and repaid all of its obligations under the FIB Credit Agreement in November 2021.

8.           SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	June 30,	September 30,
	2022	2021
Trade receivables	$94,328	$22,838
Unbilled revenue	17,300	6,194
Total	111,628	29,032
Less: Allowance for doubtful accounts	(3,909)	(668)
Trade receivables and contract assets, net of allowances for doubtful accounts	$107,719	$28,364

Inventories, net consisted of the following:

	June 30,	September 30,
	2022	2021
Raw materials	$1,727	$513
Work in progress	262	37
Finished goods	4,987	192
Research Model Inventory	64,925	—
Total	71,901	742
Less: Obsolescence reserve	(5,500)	(140)
Inventories, net	$66,401	$602

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2022	2021
Advances to suppliers	$27,030	$—
Income tax receivable	2,593	—
Prepaid research models	3,696	1,931
Other	5,620	1,198
Prepaid expenses and other current assets	$38,939	$3,129

The composition of other assets is as follows:

	June 30,	September 30,
	2022	2021
Long-term advances to suppliers	$3,393	$—
Security deposits and guarantees	915	51
Finance lease right-of-use assets, net	51	60
Debt issuance costs	2,468	—
Other	600	230
Other assets	$7,427	$341

Accrued expenses consisted of the following:

	June 30,	September 30,
	2022	2021
Accrued compensation	$20,409	$3,528
Non-income taxes	1,448	18
Accrued interest	3,516	169
Other	3,121	366
Consideration payable	—	4,887
Accrued expenses and other liabilities	$28,494	$8,968

The composition of fees invoiced in advance is as follows:

	June 30,	September 30,
	2022	2021
Customer deposits	$37,262	$—
Deferred revenue	38,219	26,614
Fees invoiced in advance	$75,481	$26,614

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

10.         BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, liabilities assumed and non-controlling interests to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred, (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense (benefit). ASC 805 requires that any excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

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

HistoTox Labs, Bolder BioPATH, Inc. (“Bolder BioPATH”) and Plato (discussed below) were combined into one business unit and recorded combined revenues of $8,845 and $26,328 for the three and nine month periods ended June 30, 2022, respectively, and recorded combined net income of $932 and $2,497 for the three and nine month periods ended June 30, 2022, respectively. HistoTox Labs and Bolder BioPATH recorded combined revenues of $4,251 and combined net income of $585 for the three and nine month periods ended June 30, 2021.

The HistoTox Labs business is reported as part of our DSA reportable segment. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	977
Unbilled revenues	337
Operating lease right of use ("ROU") asset	2,239
Property and equipment	3,929
Intangible assets	8,300
Goodwill	9,339
Accounts payable	(150)
Accrued expenses	(136)
Customer advances	(207)
Operating lease liability	(2,239)
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
June 30, 2022
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

Gateway Acquisition

Overview

On August 2, 2021, the Company completed the acquisition of Gateway Pharmacology Laboratories LLC (“Gateway Laboratories”) to further expand its drug metabolism and pharmacokinetics technology and capability as well as expand service offerings to include in vitro solutions in pharmacology and toxicology early in drug discovery. Consideration for the Gateway Laboratories acquisition consisted of (i) $1,704 in cash, including working capital and subject to customary purchase price adjustments, and (ii) 45,323 of the Company’s common shares valued at $1,182 using the closing price of the Company’s common shares on August 2, 2021. This business is reported as part of our DSA reportable segment.

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	409
Operating lease ROU asset	120
Property and equipment	359
Intangible asset	100
Other assets	4
Goodwill	2,260
Accounts payable	(3)
Accrued expenses	(72)
Deferred tax liability	(171)
Operating lease liability	(120)
$2,886

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
June 30, 2022
Assets acquired and liabilities assumed:
Property and equipment	175
Intangible asset	640
$815

As of June 30, 2022, the Company had approximately $579 of contingent consideration related to the BioReliance acquisition that is subject to fair value measurement on a recurring basis as it includes unobservable and significant inputs in the determination of fair value. The fair value of the contingent consideration related to BioReliance was estimated using a discounted cash flow analysis and Level 3 inputs including projections representative of a market participant view for net sales through December 2023 and an estimated discount rate. The amount to be paid is calculated as a percentage of net sales as described above.

Plato BioPharma Acquisition

Overview

On October 4, 2021, the Company completed the acquisition of Plato to expand its market reach in early-stage drug discovery. Consideration for the Plato acquisition consisted of (i) $10,530 in cash, including working capital and subject to customary purchase price adjustments, (ii) 57,587 of the Company’s common shares valued at $1,776 using the closing price of the Company’s common shares on October 4, 2021 and (iii) seller notes to the former shareholder of Plato in an aggregate principal amount of $3,000.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Plato acquisition as a result of book-to-tax differences primarily related to the customer relationship intangible and property and equipment.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill and net working capital among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Cash	1,027
Trade receivables and contract assets	868
Prepaid expenses and other current assets	141
Property and equipment	1,148
Operating lease ROU assets	2,566
Intangible asset	4,800
Goodwill	9,247
Accounts payable	(110)
Fees invoiced in advance	(99)
Operating lease liability	(2,549)
Accrued expenses and other liabilities	(245)
Deferred tax liability	(1,488)
$15,306

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

Envigo RMS Holding Corp Acquisition

Overview

On November 5, 2021, the Company completed the acquisition of Envigo by merger of a wholly owned subsidiary of the Company with and into Envigo to expand its market reach in early-stage drug discovery. The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of cash of $217,808, including adjustments for net working capital, and 8,245,918 of the Company’s common shares valued at $439,590 using the opening price of the Company’s common shares on November 5, 2021. In addition, the Company assumed certain outstanding Envigo stock options, including both vested and unvested options, that were converted to the right to purchase 790,620 Company common shares at an exercise price of $9.93 per share. The stock options were valued at $44.80 per option utilizing a Black-Scholes option valuation model with the inputs below. The total value of options issued was $35,418, of which $18,242 was excluded from the purchase price as those options were determined to be post-combination expense. The previously vested stock options are reflected as purchase consideration of approximately $17,176.

Stock price	$53.31
Strike price	$9.93
Volatility	75.93%
Expected term	3.05
Risk-free rate	0.62%

The Company recognized transaction costs related to the acquisition of Envigo of $0 and $8,945 for the three and nine months ended June 30, 2022. These costs were associated with legal and professional services related to the acquisition and are reflected within other operating expenses in the Company’s condensed consolidated statements of operations.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, inventory, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of the Company’s RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Cash	3,091
Restricted cash	435
Trade receivables and contract assets	44,205
Inventory	42,338
Prepaid expenses and other current assets	18,960
Operating lease ROU assets	8,423
Property and equipment	109,956
Other assets	7,676
Intangible asset	257,000
Goodwill	291,319
Accounts payable	(15,913)
Fees invoiced in advance	(7,040)
Current portion of long-term operating lease	(3,168)
Accrued expenses and other liabilities	(22,383)
Long-term operating leases, net	(5,045)
Other liabilities	(4,205)
Long-term debt	(140)
Long-term deferred tax liabilities	(51,815)
Noncontrolling interest	880
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

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 13.5 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

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

The valuation of assets acquired and liabilities assumed had not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of intangible assets, non-compete agreement, supply agreement and goodwill. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of the Company’s RMS reportable segment.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Customer relationship	4,700
Non-compete agreement	300
Supply agreement	200
Goodwill	948
$6,148

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 7.5 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

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

Integrated Laboratory Systems, LLC acquisition

Overview

On January 10, 2022, the Company completed the acquisition of Integrated Laboratory Systems, LLC (“ILS”). ILS is a provider of services specializing in nonclinical and analytical drug discovery and development services and research models and related products and services. Consideration for the ILS acquisition consisted of $38,993 in cash, including adjustments for net working capital, and inclusive of $3,800 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement and 429,118 of the Company’s common shares valued at $14,466 using the opening price of the Company’s common shares on January 10, 2022.

The valuation of assets acquired and liabilities assumed had not yet been finalized as of  June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, inventory, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our DSA reportable segment.

ILS recorded revenue of $5,856 and $10,722 for the three and nine month periods ended June 30, 2022, respectively, and a net loss of ($756) and ($647) for the three and nine month periods ended June 30, 2022, respectively.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Cash	797
Trade receivables and contract assets	4,257
Prepaid expenses and other current assets	64
Operating lease ROU assets	3,603
Property and equipment	3,911
Intangible asset	22,600
Goodwill	26,062
Accounts payable	(1,156)
Fees invoiced in advance	(2,420)
Current portion on long-term operating lease	(738)
Accrued expenses and other liabilities	(942)
Long-term operating leases, net	(2,425)
Other liabilities	(41)
Long-term deferred tax liabilities	(113)
$53,459

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment) and leasehold improvements. The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of property and equipment as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately nine years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

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

Orient BioResource Center, Inc. acquisition

Overview

On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $26,522 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 using the closing price of the Company’s common shares on January 27, 2022, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable will not bear interest and is required to be paid to the Seller on the date that is 18 months after the closing. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the OBRC acquisition as a result of book-to-tax differences primarily related to the intangible assets and property and equipment.

The valuation of assets acquired and liabilities assumed has not yet been finalized as of June 30, 2022. The purchase price allocation is preliminary and subject to change, including the valuation of property and equipment, intangible assets, income taxes, goodwill, and the finalization of net working capital, among other items. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. Finalization of the valuation during the measurement period could result in a change in the amounts recorded for the acquisition date fair value. This business is reported as part of our RMS reportable segment.

OBRC recorded revenue of $17,676 and $24,985 for the three and nine month periods ended June 30, 2022, respectively, and net income of $2,555 and $4,948 for the three and nine month periods ended June 30, 2022, respectively.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
June 30, 2022
Assets acquired and liabilities assumed:
Cash	5,481
Trade receivables and contract assets	2,025
Inventory	9,600
Prepaid expenses and other current assets	2,609
Property and equipment	8,336
Intangible asset	16,600
Goodwill	16,115
Accounts payable	(552)
Fees invoiced in advance	(6,548)
Accrued expenses and other liabilities	(287)
Long-term deferred tax liabilities	(4,105)
$49,274

Property and equipment is mostly composed of land, building and equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies. The fair value of property and equipment as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately six years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets as of June 30, 2022 is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the OBRC acquisition as a result of book-to-tax differences primarily related to the intangible assets and step up on the fair value of inventory.

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

Histion Acquisition

On April 25, 2022, the Company completed the acquisition of Histion, LLC (“Histion”), which is a strategic element of the Company’s expansion of its specialized pathology services. Consideration for the Histion acquisition consisted of (i) $950 in cash, subject to working capital adjustments, (ii) 17,618 of the Company’s common shares valued at $364 using the closing price of the Company’s common shares on April 25, 2022 and (iii) unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and nine months ended June 30, 2022 and June 30, 2021, assuming the acquisitions had occurred as of October 1, 2020, are presented for comparative purposes below. These amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2020.

The unaudited pro forma information is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenues	$172,793	$109,184	$441,889	$326,658

Net loss	(3,680)	(1,398)	(101,870)	(23,535)

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

Archive services provide climate controlled archiving for clients’ data and samples. The archive revenue is recognized over time, generally when the service is provided. These arrangements include one performance obligation. Amounts related to future archiving or prepaid archiving contracts for clients where archiving fees are billed in advance are accounted for as deferred revenue and recognized ratably over the period the applicable archive service is performed.

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

The following table presents changes in the Company’s contract assets and contract liabilities for the nine months ended June 30, 2022.

	Balance at			Balance at
	September 30,			June 30,
	2021	Additions	Deductions	2022
Contract Assets: Unbilled revenue	$6,194	$31,794	$(20,688)	$17,300
Contract liabilities: Fees invoiced in advance	$26,614	$389,849	$(340,982)	$75,481

12.RESTRUCTURING

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia (“Cumberland facility”) and to close and relocate its operations in Dublin, Virginia (“Dublin facility”) into its other existing facilities, as a part of the Company’s ongoing restructuring and site optimization plan. The Cumberland facility exit is also a part of the transfer plan settlement, as further described in Note 15 – Contingencies. The operations at both the Cumberland facility and the Dublin facility are within the RMS segment. The Cumberland facility exit is expected to be complete by October 2022. Any potential decision to sell the facility and related property may extend past that date. The Company expects the Dublin facility transition to be complete by December 2022.

As part of its restructuring activities, the Company has incurred and expects to continue to incur further expenses that qualify as exit and disposal costs under GAAP. For the three and nine months ended June 30, 2022, these costs included employee severance and other costs related to workforce reductions (“employee-related”) of $1,193 and other exit costs (“other”) of $2,614, which primarily relate to inventory write-downs related to the exit of the Cumberland facility and to costs to maintain the facilities until each facility has been exited. Exit and disposal costs have been charged to Other operating expense.

The liability balance for restructuring costs that qualify as exit and disposal costs under GAAP is shown below.

	Employee Related	Other	Total
Liability as of September 30, 2021	—	—	—
Charges	$1,193	$364	$1,557
Cash Payments	—	—	—
Liability as of June 30, 2022	$1,193	$364	$1,557

The Company has also incurred asset-related costs that relate to our restructuring activities, which do not qualify as exit and disposal costs under GAAP. Asset-related costs include asset impairment charges. As of June 30, 2022, the Company incurred asset-related costs of $1,054 in connection with the impairment of property, plant and equipment at the Dublin and Cumberland facilities, as a result of obtaining market quotes for the value of the real property at the facility and the review of the usefulness of the personal property if transferred to other sites in connection with exit plans.

13.         LEASES

The Company records a ROU asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASU 842. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.  The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2022	September 30, 2021
Operating ROU assets, net	$29,116	$8,358

Current portion of operating lease liabilities	6,151	1,959
Long-term operating lease liabilities	22,901	6,554
Total operating lease liabilities	$29,052	$8,513

Finance ROU assets, net	$51	$60

Current portion of finance lease liabilities	21	24
Long-term finance lease liabilities	33	39
Total finance lease liabilities	$54	$63

During the three and nine months ended June 30, 2022, the Company had operating lease amortization of $2,421 and $4,989, respectively, and had finance lease amortization of $6 and $18, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended June 30, 2022 and June 30, 2021 were:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease costs:
Fixed operating lease costs	$2,187	$292	$5,882	$736
Short-term lease costs	11	32	56	66
Lease income	(566)	(159)	(1,732)	(477)
Finance lease costs:
Amortization of ROU asset expense	6	25	18	97
Interest on finance lease liability	1	46	2	183
Total lease cost	$1,639	$236	$4,226	$605

The Company serves as lessor to a lessee in five facilities.  The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2022	2021
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,205	$4,927
Operating cash flows from finance leases	5	18
Finance cash flows from finance leases	1	2

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$7,658	$25,747
Right-of-use assets obtained in exchange for new finance lease liabilities	—	9

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of June 30, 2022 and June 30, 2021 were:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (in years)
Operating lease	5.60	4.91
Finance lease	2.79	3.43
Weighted-average discount rate (in percentages)
Operating lease	5.45%	4.46%
Finance lease	4.86%	4.86%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2022, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2022 (remainder of fiscal year)	$1,145	$6
2023	7,558	21
2024	6,547	21
2025	5,737	8
2026	4,902	1
Thereafter	8,087	—
Total minimum future lease payments	33,976	57
Less interest	(4,924)	(3)
Total lease liability	29,052	54

14.         DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2022, the Company expects to contribute $1,078 to the Pension Plan. As of June 30, 2022, the underfunded defined benefit plan obligation of $185 is included in other liabilities (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statement of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Components of net periodic benefit expense:
Interest cost	$207	$-	$344	$-
Expected return on assets	(352)	-	(681)	-
Amortization of prior loss	177	-	454	-
Net periodic benefit cost	$32	$-	$117	$-

15.          CONTINGENCIES

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. The Company intends to continue to vigorously defend these claims.

On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder related to the Company’s disclosures concerning its acquisition of Envigo RMS, LLC and its regulatory compliance. The purported class in the complaint includes all persons who purchased or otherwise acquired the Company's common stock between September 21, 2021 and June 13, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations and Actions

During the period from July 2021 through March 2022, Envigo RMS’s Cumberland facility was inspected on several occasions by the U.S. Department of Agriculture (“USDA”). USDA issued inspection reports with findings of non-compliance with certain USDA laws and regulations. Envigo RMS formally appealed certain of the findings, and made multiple remediations and improvements at the Cumberland facility, of which it kept USDA apprised.

On May 18, 2022, the U.S. Department of Justice ("DOJ"), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. Certain employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia (“USAO-VA”). Consistent with Company policy, the Company is cooperating with DOJ and USAO-VA and other involved authorities.

On May 19, 2022, a civil complaint was filed against Envigo RMS in the U.S. District Court for the Western District of Virginia. The complaint was a civil action by DOJ alleging violations of the Animal Welfare Act at the Cumberland facility. The complaint sought declaratory and injunctive relief and costs. A temporary restraining order was issued on May 21, 2022 and, following Envigo RMS’s announcement on June 13, 2022 of its plans to permanently decommission the Cumberland facility, a preliminary injunction was issued on June 17, 2022. On July 15, 2022, the court approved a settlement entered into by Envigo RMS, the DOJ and the USDA on the civil case, which also comprises USDA’s administrative claims against Envigo RMS for the Cumberland facility. The settlement does not require that Envigo RMS pay any fines or penalties to any governmental agencies. In addition, it is expressly stated that the settlement is not an admission of liability or wrongdoing by Envigo RMS with regard to its past operation of the Cumberland facility. The settlement incorporates the transfer plan that was mutually agreed to by the DOJ and Envigo RMS on July 1, 2022 (the “Transfer Plan”), and it concludes all related civil and administrative complaints related to the Cumberland facility. As of the filing date of this Report, the Transfer Plan was still being executed by all parties involved. After the Transfer Plan is fully executed, in accordance with the settlement, Envigo RMS will refrain from any operations requiring a USDA license at the Cumberland facility. In addition, the settlement requires that the DOJ and USDA move to dismiss the civil and administrative complaints with prejudice seven days after all the canines vacate the Cumberland facility pursuant to the Transfer Plan.

On June 15, 2021, Envigo Global Services, Inc. (“EGSI”), a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO-FL”) for the production of documents related to the procurement of non-human primates (“NHPs”) from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO-FL and received by EGSI’s predecessor entity, Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc. (“Covance”), a subsidiary of Laboratory Corporation of America Holdings, in June 2019. The EGSI transaction agreement provides for indemnification of Envigo and its officers, directors and affiliates by Covance for any liabilities arising out of or related to the USAO-FL’s investigation in connection with the subpoena to Covance Research Products, as well as certain other matters, subject to an overall indemnification limit for the investigation and certain other matters of $5,500.

On January 27, 2022, EGSI acquired OBRC, which owns and operates a primate quarantine and holding facility located near Alice, Texas. In 2019, OBRC received grand jury subpoenas requested by the USAO-FL requiring the production of documents and information related to its importation of NHPs into the United States. On June 16, 2021, OBRC received a grand jury subpoena requested by the USAO-FL requiring the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The OBRC purchase agreement provides for indemnification of EGSI and its officers, directors and affiliates by the seller, Orient Bio, Inc., for liabilities resulting from actions, inactions, errors or omissions of Orient Bio, Inc. or OBRC related to any period prior to the closing date. Consistent with Company policy, the Company is cooperating with USAO-FL.

16.          SUBSEQUENT EVENTS

On July 7, 2022, the Company entered into a Stock Purchase Agreement with Protypia, Inc. (“Protypia”), which is a strategic element of the Company’s expansion of its mass spectrometry-based bioanalytical offerings providing for the acquisition by the Company of all of the outstanding stock of Protypia on that date. Consideration for the Protypia stock consisted of $9,640 in cash, subject to certain adjustments, $600 in seller notes and 75,000 common shares having a value of approximately $806 based on the opening stock price of the Company’s common shares as reported by Nasdaq on the closing date.

On July 27, 2022, Envigo RMS entered into a Purchase Agreement for the sale of the Dublin facility. The sale is expected to close in first quarter of fiscal year 2023. The Company does not expect any material gain or loss as a result of the sale.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop or acquire new services and products; (v) our ability to make capital expenditures and finance operations; (vi) global economic conditions, especially as they impact our markets; (vii) our cash position; (viii) our ability to successfully integrate the operations and personnel related to recent acquisitions; (ix) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (x) our ability to develop and build infrastructure and teams to manage growth and projects; (xi) our ability to continue to retain and hire key talent; (xii) our ability to market our services and products under our corporate name and relevant brand names; (xiii) our ability to service our outstanding indebtedness, (xiv) our expectations regarding the volume of new bookings, pricing, gross profit margins and liquidity, (xv) our ability to manage recurring and non-recurring costs, (xvi) our ability to execute on our restructuring and site optimization plans, and (xvii) the impact of COVID-19 on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the SEC. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the risk factors disclosed in our reports with the SEC, many of which are beyond our control.

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

Recent Developments and Executive Summary

Since the start of fiscal 2022, we have continued our momentum building Inotiv into a comprehensive provider of preclinical drug discovery and safety assessment services through our strategic acquisitions of Plato, ILS, Histion, Protypia and our collaboration with Synexa Life Sciences. Plato brings us important new in vivo pharmacology capabilities, ILS complements our BioReliance® assets and accelerates the buildout of our genetic toxicology offerings as well as expanding our general rodent toxicology capacity, the partnership with Synexa Life Sciences enhances our large molecule bioanalysis and biomarker platform, Histion accelerates our development and growth into the highly-specialized plastics and medical device histopathology business and Protypia enhances our ability to support clients in the development of safe and effective medicines, particularly in the areas of immuno-oncology and cell and gene therapy by bringing bioanalytical capability to solid tissue specimens. Over the last few years, we’ve significantly broadened and scaled our DSA business, enabling one-stop-shop preclinical programs and quicker speed to market, positioning Inotiv as a primary contract research provider for our growing client base.

The transformative acquisition of Envigo, which closed in the first quarter of fiscal 2022, established the foundation of our new Research Models and Services business, or RMS, which we consider critical to the discovery and development business.  Through Envigo, we secured access to critical research models essential for our clients’ success, further differentiating Inotiv from many of our peers. Following the Envigo acquisition, we took steps to leverage our existing RMS capacity with the acquisition of RSI’s rabbit breeding business and the acquisition of OBRC’s non-human primate facilities. In an environment during which global research model demand outstrips supply, these moves mitigate potential supply bottlenecks as we pursue a multitude of cross-selling and growth opportunities across our integrated services.

Our results for the third quarter were above our expectations at the point of our growth, integrations and development. We continued to expand our portfolio of services, including genetic toxicology and protein/peptide bioanalytics, progressed on our enterprise-wide capacity expansion initiatives in North America and Europe, and furthered our investments in our internal processes, equipment, and personnel to better meet growing client demand and quoting activity for our pre-clinical services.  We remain steadfast in our commitment to develop, enhance, and tailor Inotiv’s programs and services to help support our clients in developing safe and effective medicines.

Financial Highlights During Three Months Ended June 30, 2022

●	Revenue grew to $172.7 million from $22.9 million during the three months ended June 30, 2021, driven by a $26.3 million rise in DSA revenue and $123.4 million of incremental revenue from our RMS business. Revenue was higher due to incremental revenue from acquisitions and internal growth from increased capacity for customer demand and increased pricing.
●	Consolidated net loss was $(3.6) million, or (2.1)% of total revenue, compared to consolidated net income of $2.6 million, or 11.4% of total revenue, in the three months ended June 30, 2021.
●	Book-to-bill ratio was 1.19x for the DSA services business.
●	DSA backlog was $143.2 million at June 30, 2022, up from $133.6 million at March 31, 2022 and $62.0 million at June 30, 2021

Financial Highlights During Nine Months Ended June 30, 2022

●	Revenue grew to $397.2 million from $59.5 million during the nine months ended June 30, 2021, driven by a $61.6 million rise in Discovery and Safety Assessment (“DSA”) revenue and $276.1 million of incremental revenue from our Research Models and Services (“RMS”) business. Revenue was higher due to incremental revenue from acquisitions and internal growth from increased capacity for customer demand and increased pricing.
●	Consolidated net loss was $(93.6) million, or (23.6)% of total revenue, compared to consolidated net income of $1.5 million, or 2.5% of total revenue, in the nine months ended June 30, 2021.
●	Book-to-bill ratio was 1.45x for the DSA services business.
●	As of June 30, 2022, we had $21.2 million of cash and cash equivalents as compared to $138.9 million of cash and cash equivalents at September 30, 2021.
●	During the second quarter of fiscal 2022, we obtained additional borrowings in connection with the ILS and OBRC acquisitions. Refer to the Liquidity and Capital Resources section herein for a description of our cash flows from operating, investing and financing activities and details related to our credit agreement, the incremental term loans, our convertible notes and the related fair value remeasurement of the embedded derivative component of our convertible notes.

Events Subsequent to June 30, 2022

●	On July 7, 2022, we announced the acquisition of Protypia, a CRO that provides large molecule bioanalytical capabilities in solid tissues to our already established mass spectrometry-based bioanalytical offerings. This highly-specialized technology significantly enhances our ability to support clients in the development of safe and effective medicines, particularly in the areas of immuno-oncology and cell and gene therapy, amongst others.
●	On July 26, 2022, the Company announced that it has greatly expanded its capacity to conduct GLP studies for in vitro cytogenetics and bacterial mutation assays as components of the Standard Battery of genetic toxicology studies required to support first-in-human evaluations of novel therapeutics.
●	On July 27, 2022, Envigo RMS entered into a Purchase Agreement for the sale of the Dublin facility. The sale is expected to close in first quarter of fiscal year 2023. The Company does not expect any material gain or loss as a result of the sale.

Business Overview

As a result of the strategic Envigo acquisition, which added a complementary research model platform, our full spectrum solutions now span two segments: DSA and RMS.

DSA

Our DSA segment specializes in providing nonclinical and analytical drug discovery and development services to the pharmaceutical, governmental, academic and medical device industries, and sells analytical instruments to the pharmaceutical development and contract research industries. Our mission is to focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing time and cost of taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. Our strategy is to provide services that will generate high-quality and timely data in support of new drug and product approval or expand their use. Our clients and partners include pharmaceutical, biotechnology, biomedical device, academic and government organizations. We believe that we offer an efficient, variable-cost alternative to our clients’ internal drug and product development programs. Outsourcing development work to reduce overhead and speed product approvals through the U.S. Food and Drug Administration and other regulatory authorities is an established alternative to in-house product development efforts. We derive our revenues from sales of our research services and instruments, both of which are focused on evaluating drug and product safety and efficacy. We have been involved in the research of drug and products to treat diseases in numerous therapeutic areas for over 47 years since our formation as a corporation organized in Indiana in 1974, under the name Bioanalytical Systems, Inc. On March 18, 2021, we changed our name from Bioanalytical Systems, Inc. to Inotiv, Inc.

We support both the non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also provide services to biotherapeutics and device companies. Our scientists have the skills in analytical instrumentation development, chemistry, computer software development, pharmacology, histology, pathology, physiology, medicine, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, pharmacology, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small startup biotechnology companies to the largest global pharmaceutical companies. We are committed to bringing scientific expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective life-changing therapies.

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

RMS

Our RMS segment breeds, imports and sells research-quality animal models for use in laboratory tests, manufactures and sells standard and custom laboratory animal diets, distributes bedding and enrichment products, and provides other services associated with these products. We are the second largest commercial provider of research models and services globally, and our predecessors have been supplying research models since 1931. With over 130 different species and strains, we are a global leader in the production and sale of the most widely used rodent research model strains, among other species. We maintain production facilities, including barrier and isolator facilities, in the U.S., U.K., mainland Europe, and Israel.

Results of Operations

The following table summarizes our condensed consolidated statements of operations as a percentage of total revenue for the periods shown:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Service revenue	34.8%	95.8%	37.2%	95.5%
Product revenue	65.2	4.2	62.8	4.5
Total revenue	100.0	100.0	100.0	100.0

Cost of services provided [1]	57.3	67.1	62.2	67.2
Cost of products sold [1]	77.5	56.3	76.3	55.3
Total cost of revenue	70.5	66.6	71.0	66.7

Operating expenses	26.7	40.8	34.2	37.1

Operating income (loss)	2.8	(7.4)	(5.3)	(3.7)

Other expense	(4.6)	(2.0)	(19.7)	(1.7)
Loss before income taxes	(1.9)	(9.4)	(25.0)	(5.4)
Income tax (expense) benefit	(0.2)	20.8	1.4	7.9
Consolidated net (loss) income	(2.1)%	11.4%	(23.6)%	2.5%
Note: Table may not foot due to rounding
[1] Percentage of services and products revenue, respectively

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

DSA

(in millions, except percentages)	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Revenue	$49.2	$22.9	$26.3	114.8%
Cost of revenue	27.4	15.2	12.2	80.3%
Operating expenses[1]	7.2	3.2	4.0	125.0%
Amortization of intangible assets	1.5	0.6	0.9	150.0%
Operating income (loss) [2]	$13.2	$3.9	$9.3	238.5%
Operating income (loss) % of total revenue	7.6%	17.0%
[1] Operating expenses includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

DSA revenue increased $26.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The acquisitions of HistoTox Labs, Bolder BioPATH, BioReliance, Gateway Laboratories, Plato and ILS, along with revenue from the acquisition of (“Histion”), added $5.4 million of incremental service revenue, and internal growth generated $20.9 million of additional service revenue in our DSA segment during the three months ended June 30, 2022.

DSA operating income increased by $9.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to higher revenues as a result of favorable pricing and our investments in the DSA business designed to increase margins and capacity to enhance our ability to meet growing customer demand. Additionally, operating expenses increased primarily due to increases in general and administrative expenses from the overall growth in the business as a result of acquisitions and internal growth, which included increased startup costs. Amortization of intangibles increased year over year primarily as a result of additional acquired intangible assets since June 30, 2021.

RMS

(in millions, except percentages)	Three Months Ended
June 30, 2022
Revenue	$123.4
Cost of revenue	94.3
Operating expenses[1]	9.8
Amortization of intangible assets	7.4
Operating income[2]	$11.9
Operating income % of total revenue	6.9%
[1] Operating expenses includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

RMS revenue was $123.4 million for the three months ended June 30, 2022. The acquisitions of Envigo, RSI and OBRC added $81.4 million of incremental revenue based upon the baseline revenue prior to the acquisitions, and internal growth generated $42.0 million of additional revenue in our RMS segment during the three months ended June 30, 2022. Prior to the acquisition of Envigo, we did not have an RMS business.

RMS operating income was $11.9 million in the three months ended June 30, 2022, which primarily consisted of cost of revenues inclusive of $3.8 million of non-cash inventory step-up amortization, selling and general and administrative expenses for the acquired Envigo and OBRC businesses, integration costs, including change in control charges, and restructuring costs related to the closure of our Dublin facility and Cumberland facility.

Unallocated Corporate

(in millions, except percentages)	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
Operating loss	$20.3	$5.6	$14.7	262.5%
Operating loss % of total revenue	11.8%	24.5%

Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $14.7 million, compared to the corresponding period in 2021 was primarily related to increased costs associated with increased stock based compensation expense, additional headcount, recruiting and relocation expense, higher compensation expense, and acquisition and integration costs. Costs as a percentage of revenue for the three months ended June 30, 2022 was 11.8% compared to 24.5% for the corresponding period in 2021.

Other Expense

Other expense increased by $7.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Interest expense increased $8.0 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of the additional debt obtained in connection with the acquisitions of Envigo, ILS and OBRC. The increase in interest expense was offset by an increase in other income of $0.4 million for the three months ended June 30, 2022, primarily as a result of a gain on foreign exchange rates. During the three months ended June 30, 2021, the Company was not subject to foreign exchange risk.

Income Taxes

Our effective income tax rates for the three months ended June 30, 2022 and 2021 were (10.6)% and 221.0%, respectively. The (expense) benefit recorded for each period was $(0.3) million and $4.8 million, respectively. The income tax expense in the three months ended June 30, 2022 relates to an increase in unfavorable permanent items and discrete adjustments. The benefit from income taxes in the three months ended June 30, 2021 related primarily to a discrete change in valuation allowance resulting from the Bolder BioPATH acquisition in the quarter.

Consolidated net (loss) income

As a result of the above described factors, we had a consolidated net loss of $3.6 million for the three months ended June 30, 2022 as compared to consolidated net income of $2.6 million during the three months ended June 30, 2021.

Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

DSA

(in millions, except percentages)	Nine Months Ended
	June 30,
	2022	2021	$ Change	% Change
Revenue	$121.1	$59.5	$61.6	103.5%
Cost of revenue	74.7	39.7	35.0	88.2%
Operating expenses[1]	19.2	7.8	11.4	146.2%
Amortization of intangible assets	4.3	0.9	3.4	377.8%
Operating income (loss)[2]	$23.0	$11.1	$11.9	107.2%
Operating income (loss) % of total revenue	5.8%	18.7%
[1] Operating expenses includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

DSA revenue increased $61.6 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The acquisitions of HistoTox Labs, Bolder BioPATH, Gateway Laboratories, Plato, ILS and Histion added $24.0 million of incremental service revenue and internal growth generated $37.6 million of additional service revenue in the DSA segment during the nine months ended June 30, 2022.

DSA operating income increased by $11.9 million in the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 primarily due to higher revenues as a result of favorable pricing and our investments in the DSA business designed to increase margins and capacity to enhance our ability to meet growing customer demand. Additionally, operating expenses increased primarily due to increases in general and administrative expenses from the overall growth in the business as a result of acquisitions and internal growth, which included in startup costs. Amortization of intangibles increased year over year primarily as a result of additional acquired intangible assets since June 30, 2021.

RMS

(in millions, except percentages)	Nine Months Ended
June 30, 2022
Revenue	$276.1
Cost of revenue	207.5
Operating expenses[1]	19.6
Amortization of intangible assets	14.4
Operating income[2]	$34.5
Operating income % of total revenue	8.7%
[1] Operating expenses includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

RMS revenue was $276.1 million for the nine months ended June 30, 2022. The acquisitions of Envigo, RSI and OBRC added $209.6 million of incremental revenue based upon the baseline revenue prior to the acquisitions, and internal growth generated

$66.5 million of additional revenue in the RMS segment during the nine months ended June 30, 2022. RMS revenue in the nine months ended June 30, 2022 reflected one partial and two full quarter contributions from Envigo, which was acquired on November 5, 2021, and one partial and one full quarter of contribution from OBRC, which was acquired on January 27, 2022. Prior to the acquisition of Envigo, we did not have an RMS business.

RMS operating income was $34.5 million in the nine months ended June 30, 2022, which primarily includes cost of revenue, selling and general and administrative expenses for the ongoing business, acquisition costs, integration costs, including change in control charges, and restructuring costs related to the closure of our Dublin facility and Cumberland facility. Furthermore, RMS operating income included improved margins on a favorable mix of sales of research models, but were partially offset by $10.0 million of non-cash inventory step-up amortization in the nine months ended June 30, 2022.

Unallocated Corporate

(in millions, except percentages)	Nine Months Ended
	June 30,
	2022	2021	$ Change	% Change
Operating loss	$78.5	$13.4	$65.1	485.8%
Operating loss % of total revenue	19.8%	22.5%

Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs of $65.1 million, compared to the corresponding period in 2021, was primarily related to increased costs associated with additional headcount, recruiting and relocation expense, higher compensation expense, acquisition and integration costs and post combination non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan recognized in connection with the Envigo acquisition of $23.0 million. Unallocated corporate costs as a percentage of revenue for the nine months ended June 30, 2022 was 19.8%, compared to 22.5% for the corresponding period in 2021.

Other Expense

Other expense increased by $77.3 million for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021. The increase is primarily due to the $56.7 million of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021. For additional information, see “Capital Resources – Convertible Senior Notes” below. There was also an increase in interest expense of $19.7 million in the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021 as a result of the increased debt balance as a result of the additional debt obtained in connection with the acquisitions of Envigo, ILS and OBRC.

Income Taxes

Our effective income tax rates for the nine months ended June 30, 2022 and 2021 were 5.6% and 147.4%, respectively. The benefit recorded for each period was $5.6 million and $4.7 million, respectively. The benefit from income taxes for the nine months ended June 30, 2022 primarily relates to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as, the impact on tax expense of certain permanent book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, compensation, and other permanent items. The benefit from income taxes for the nine months ended June 30, 2021 related primarily to a discrete change in valuation allowance resulting from the Bolder BioPATH acquisition on May 3, 2021.

Consolidated net (loss) income

As a result of the above described factors, we had a consolidated net loss of $93.6 million for the nine months ended June 30, 2022 as compared to consolidated net income of $1.5 million during the nine months ended June 30, 2021.

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

Comparative Cash Flow Analysis

At June 30, 2022, we had cash and cash equivalents of $21.7 million, compared to $138.9 million at September 30, 2021, exclusive of restricted cash.

Net cash used in operating activities was $(5.4) million for the nine months ended June 30, 2022 compared to net cash provided by operating activities of $8.0 million for the nine months ended June 30, 2021. Contributing factors to our cash used in operations in the nine months ended June 30, 2022, were primarily driven by a net loss of $(93.6) million for the nine months ended June 30, 2022 and further decreased due to changes in operating assets and liabilities of $(34.5) million, most notably an increase in trade receivables and contract assets, inventories and prepaid expenses and other current assets, partially offset by increases in fees invoiced in advance and accounts payable. The net decrease in cash from operating activities was partially offset by a net increase in noncash charges of $122.8 million. Changes in noncash charges included, but are not limited to, $56.7 million for loss on fair value remeasurement of the embedded derivative component of the convertible notes, $31.9 million for depreciation and amortization, $22.3 million for non-cash stock compensation expense, changes in deferred taxes of $(8.4) million, amortization of debt issuance costs and original issue discount of $1.9 million, non-cash amortization of inventory fair value step-up of $10.0 million and non-cash restructuring costs related to the exit of the Dublin and Cumberland sites of $3.0 million.

Contributing factors to our cash provided by operations in the first nine months of fiscal 2021 were noncash charges of $4.1 million for depreciation and amortization, $1.0 million for stock compensation expense, a change in deferred taxes of $4.9 million, and a net increase in customer advances of $7.5 million, as a result of increasing orders and the acquisitions of HistoTox Labs and Bolder BioPATH. These items were partially offset by an increase of $1.3 million in accounts payable and an increase of $1.6 million in accrued expenses.

Net cash used in investing activities of $318.1 million in the nine months ended June 30, 2022 was due mainly to $287.1 million paid in the acquisitions of Plato, Envigo RSI, ILS, OBRC and Histion and capital expenditures of $31.3 million. The capital additions during the nine months ended June 30, 2022 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.

Net cash used in investing activities of $49.1 million in the nine months ended June 30, 2021 was due mainly to cash paid in acquisitions of $40.7 million and capital expenditures of $8.4 million, which consisted of the purchase of our St. Louis facility, facility improvements in Ft. Collins and investments in laboratory equipment.

Financing activities provided $189.2 million in the nine months ended June 30, 2022 compared to $64.3 million provided in the nine months ended June 30, 2021. The cash provided in the nine months ended June 30, 2022 included borrowings on the senior term notes of $205.0 million, which consisted of $165.0 million related to the term loan facility used in the Envigo acquisition and

$40.0 million related to the Amendment (defined below), which was partially used in the OBRC acquisition and partially used to repay the revolving loan facility borrowings, and included the Initial DDTL (defined below) borrowings of $35.0 million, which was used in the ILS acquisition, partially offset by payments of long-term borrowings of $37.8 million and payments of debt issuance costs of $10.1 million.

Financing activities in the first nine months of fiscal 2021 included proceeds from the issuance of common stock of $49.0 million and borrowings on long-term loans of $17.1 million, partially offset by payments of long-term borrowings of $2.6 million, revolving credit facility of $1.3 million and debt issuance costs of $0.4 million.

Capital Resources

Credit Facility

On November 5, 2021, the Company, certain of the subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving loan facility in the original principal amount of $15.0 million. In addition, the Credit Agreement provides for an aggregate combined increase of the revolving loan facility and the term loan facility of up to $35.0 million, which amount will be available to be drawn once the delayed draw term loan facility is no longer available. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving loan facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Actual interest accrued at 7.82% through June 30, 2022.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $0.9 million loss on debt extinguishment.

On January 7, 2022, the Company drew $35.0 million on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35.0 million is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.49% through June 30, 2022.

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a First Amendment (the “Amendment”) to the existing Credit Agreement. The Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40.0 million (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35.0 million, which amount is available to be drawn up to 24 months from the date of the Amendment (the “DDTL”). The Incremental Term Loans and any amounts borrowed under the DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, but did not borrow any amounts under the DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 7.82% through June 30, 2022.

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

Each of the Additional Term Loans require annual principal payments in an amount equal to 1.0% of its respective original principal amounts. The Company shall also repay the term loans on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio.

The Additional Term Loans are secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of the Additional Term Loans is guaranteed by each of the Subsidiary Guarantors.

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of June 30, 2022 and September 30, 2021 is detailed in the table below.

(in millions)	June 30, 2022	September 30, 2021
FIB Term Loans	$—	$36.2
Seller Note – Bolder BioPath	0.9	1.5
Seller Note – Smithers Avanza	—	0.3
Seller Note – Preclinical Research Services	0.6	0.7
Seller Note – Plato BioPharma	2.1	—
Seller Payable - Orient BioResource Center	3.4	—
Seller Note – Histion	0.4	—
Economic Injury Disaster Loan	0.1	—
Convertible Senior Notes	103.6	131.7
Term Loan Facility, Initial DDTL and Incremental Term Loans	238.8	—
	350.1	170.3
Less: Current portion	(5.0)	(9.7)
Less: Debt issue costs not amortized	(11.3)	(6.5)
Total Long-term debt	$333.8	$154.1
Note: Table may not foot due to rounding

Acquisition-related Debt

In addition to the indebtedness under the Credit Agreement, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein.  Each of these notes is subordinated to the indebtedness under the Credit Agreement.

As part of the acquisition of Plato, which is a part of the Company’s Inotiv Boulder subsidiary, Inotiv Boulder, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3.0 million.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023.

As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the seller in the amount of $3.7 million, which the Company determined to have a fair value of $3.3 million as of January 27, 2022. The payable does not bear interest and is required to be paid to seller on the date that is 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the seller on account of indemnification obligations under the purchase agreement.

As part of the acquisition of Histion, LLC (“Histion”) which is a part of the Company’s subsidiary, Bronco Research Services, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $0.4 million.  The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.

Convertible Senior Notes

On September 27, 2021, the Company issued $140.0 million principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15.0 million principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

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

The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 1.7162 common shares per $1.0 million principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the failure by the Company or the Guarantor to comply with certain covenants in the Indenture relating to the ability of the Company or the Guarantor to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company or the Guarantor, as applicable, and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company or the Guarantor in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company, the Guarantor or any of their respective subsidiaries with respect to indebtedness for borrowed money of at least $20.0 million; (vi) the rendering of certain judgments against the Company, the Guarantor or any of their respective subsidiaries for the payment of at least $20.0 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vii) certain events of bankruptcy, insolvency and reorganization involving the Company, the Guarantor or any of their respective significant subsidiaries; and (viii) the guarantee of the Notes ceases to be in full force and effect (except as permitted by the Indenture) or the Guarantor denies or disaffirms its obligations under its guarantee of the Notes.

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

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88.6 million and a loss on remeasurement included in other income (loss) for the nine months ended June 30, 2022 of $56.7 million. The embedded derivative liability of $88.6 million was then reclassified to additional paid-in capital in accordance with ASC 815.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 30, 2022, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at June 30, 2022, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.4 million pre-tax reduction in net earnings over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our June 30, 2022 cash balance by approximately $0.8 million and our revenue by approximately $5.6 million for the nine months ended June 30, 2022.

ITEM 4 – CONTROLS AND PROCEDURES

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

Management performs periodic evaluations to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report was performed under the supervision and with the participation of management, which resulted in a determination by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures were not effective as of June 30, 2022.

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

Management has begun and plans to continue to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the research and understanding of the tax impact of acquisitions that qualify as stock transactions for tax purposes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the tax impact of acquisitions that qualify as stock transactions for tax purposes. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the tax impact of acquisitions that qualify as stock transactions for tax purposes. We have re-assessed our non-audit third-party professionals with whom we consult regarding application of accounting guidance related to the tax issues and have engaged more experienced advisers. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Management has performed an analysis of the consolidated tax process, identifying material risks and formalizing key controls to address the related material risks.  Management is in the process of performing testing over these key controls and will continue into the fourth fiscal quarter. Until management has adequately tested the applicable key controls and confirmed that they are working as designed, management concluded that the same material weakness in the Company's internal control over financial reporting and deficiency in the Company's disclosure controls and procedures that existed at September 30, 2021 continued to exist at June 30, 2022.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 15 to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

You should carefully consider the risks described below and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K, as well as the information contained in our subsequent Quarterly Reports. Except as set forth below, there have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The risk factor in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 entitled “We are subject to periodic inspections by regulatory authorities which could lead to enforcement actions if those authorities determine that our facilities or procedures do not meet applicable requirements” is replaced in its entirety by the following:

We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.

We are subject to periodic inspections by regulatory authorities, including the FDA and the USDA. As part of these inspections, the regulatory authorities seek to determine whether our facilities and operations comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. Envigo RMS’ Cumberland, VA facility has been the subject of inspections by the USDA, a search and seizure warrant executed by the DOJ and federal and state law enforcement agents, and a civil action by the DOJ that was subsequently settled. Further, certain employees also received a grand jury subpoena requested by the USAO-VA. For further information on these and other actions, see Note 15 – Contingencies of the condensed consolidated financial statements.

Inspections, investigations and/or other actions could result in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation. The imposition of any of these penalties or other restrictions on our business could adversely affect our business reputation and could have a material adverse impact on our financial condition, results of operations and stock price.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2022, pursuant to an Interest Purchase Agreement among Bronco Research Services, LLC., Inotiv, Inc., Histion, Inc., and the owners of Histion Inc, the Company issued 17,618 common shares to the owners of Histion, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Number		Description of Exhibits
(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021)

	3.2	Second Amended and Restated Bylaws of Inotiv, Inc. as amended through March 18, 2021 (incorporated by reference to Exhibit 3.2 to Form 8-K filed March 19, 2021)

(10)	10.1	First Amendment to Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (filed herewith)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 12, 2022	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Accounting Officer)