Form 10-K
period 2022-09-30
Inotiv, Inc.
filed 2023-01-13
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC

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

Based on the closing price on The Nasdaq Capital Market on March 31, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $483,066,000.

As of December 30, 2022, 25,606,636 of registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after September 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2023 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

RISK FACTORS SUMMARY

Our business is subject to many risks and uncertainties, which may affect our future financial performance or condition. If any of the events or circumstances described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K occur, our business and financial performance or condition could be adversely affected, our actual results could differ materially from our expectations and the market value of our stock could decline. These risks and uncertainties are not the only ones we face. There may be additional risks and uncertainties not currently known to us or that we currently do not believe are material that may adversely affect our business and financial performance. We have provided a summary of some of these risks below.

●	Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on the importation of non-human primates from suppliers located outside the U.S., particularly from communist countries in Southeast Asia, and legal issues related to these suppliers.
●	Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.
●	We are substantially dependent on the pharmaceutical and biotechnology industries.
●	We rely on a limited number of key clients, the importance of which may vary dramatically from year to year, and a loss of one or more of these key clients may adversely affect our operating results.
●	We operate in a highly competitive industry.
●	The majority of our clients’ contracts and orders can be terminated upon short notice.
●	We may bear financial risk if we underprice our contracts or overrun cost estimates.
●	Providing contract research organization services creates a risk of liability.
●	Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.
●	Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of our services or research products or result in other liability.
●	Our DSA products business depends on our intellectual property.
●	New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
●	Our non-U.S. locations account for a significant percentage of our revenues, exposing us to risks associated with operating internationally.
●	Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
●	Some of our customers depend on government funding of research and development and a reduction in that funding may adversely affect our business.
●	We have experienced periods of losses and financial insecurity.
●	We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.
●	Our credit agreement contains covenants that restrict our business and financing activities. All of our assets secure our obligations under the credit agreement and may be subject to foreclosure.
●	Our failure to comply with the terms of our existing credit agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

●	Our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2022 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
●	Changes in government regulation or in practices relating to the pharmaceutical industry could change the demand for the services we provide.
●	Any failure by us to comply with existing regulations could harm our reputation and operating results.
●	We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.
●	Privacy regulations could increase our costs or limit our services.
●	We are subject to environmental, health and safety requirements and risks as a result of which we may incur significant costs, liabilities and obligations.
●	We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.
●	Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
●	Actions of animal rights activists may affect our business.
●	We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.
●	Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.
●	Our share price could continue to be volatile and our trading volume may fluctuate substantially.
●	Our principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to shareholder approval.
●	The resale of certain shares issued in the Envigo Acquisition and covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.
●	Anti-takeover provisions in our organizational documents and under Indiana law may discourage or prevent a change in control, even if a sale of us would benefit our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.
●	We have never paid cash dividends and currently do not intend to do so.
●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our shareholders to sell their securities.
●	We have and may further expand our business through acquisitions, which exposes us to various risks. Our recent acquisitions pose certain incremental risks to the Company.
●	We may need additional capital, and any additional capital we seek may not be available in the amount or at the time we need it.
●	The Company may fail to realize anticipated strategic and financial benefits from recent acquisitions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop new services and products; (v) our ability to source animal research models from Asia; (vi) our ability to make capital expenditures and finance operations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to recent acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness; (xv) our expectations regarding the volume of new bookings, pricing, gross margins and liquidity; (xvi) our ability to manage recurring and non-recurring costs; (xvii) our ability to execute on our restructuring and site optimization plans; and (xviii) the impact of public health emergencies, including COVID-19, on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors in Item 1A of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law.

PART I

ITEM 1 – BUSINESS

Corporate History

Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” or “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and completed an initial public offering in 2000. On March 18, 2021, the Company changed its corporate name from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on The Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana, 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotivco.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.

Overview

Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.

As a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

Through our DSA segment, we support the discovery, nonclinical development and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices. Our scientists have skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are companies whose scientists are engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research, from small start-up biotechnology companies to some of the largest global pharmaceutical companies.

During the twelve months ended September 30, 2022, we continued our momentum building Inotiv into a comprehensive provider of preclinical drug discovery and safety assessment services through our strategic acquisitions of Plato BioPharma, Inc. (“Plato”), Integrated Laboratory Systems, LLC (“ILS”), Histion, LLC (“Histion”), and Protypia, Inc. (“Protypia”) and through our collaboration with Synexa Life Sciences. Plato brings us important new in vivo pharmacology capabilities, and ILS complements our BioReliance® genetic toxicology assets and accelerates the buildout of our genetic toxicology offerings as well as expands our general rodent toxicology capacity. In addition, ILS allows us to provide a computational toxicology service to provide predictive toxicology assessments. Histion accelerates our development and growth into the highly-specialized plastics and medical device histopathology business and Protypia enhances our ability to support clients in the development of safe and effective medicines, particularly in the areas of immuno-oncology and cell and gene therapy by bringing bioanalytical capability to solid tissue specimens. The partnership with Synexa Life Sciences enhances our large molecule bioanalysis and biomarker platform. Over the last few years, we’ve significantly broadened and scaled our DSA business, enabling one-stop-shop preclinical programs and quicker speed to market, positioning Inotiv as a primary contract research provider for our growing client base.

Through our RMS segment, we offer access to a wide range of small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our CRO business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

During the twelve months ended September 30, 2022 and following the Envigo acquisition (the “Envigo acquisition”), we took steps to leverage our RMS capacity with the acquisition of Robinson Services Inc.’s (“RSI”) rabbit breeding business and we acquired Orient BioResource Center, Inc. (“OBRC”), which provided access to additional non-human primate facilities.

Discovery and Safety Assessment

The DSA segment is comprised of two principal areas of services: Discovery Services (“Discovery”) and Safety Assessment.

Discovery Services

●	Analytical Method Development and Validation: Analytical methods, primarily performed in St. Louis, Missouri (“St. Louis”) and West Lafayette, Indiana (“West Lafayette”), are developed and validated in a manner designed to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support. Both early-stage, fit-for-purpose discovery methods and fully Good Laboratory Practice (“GLP”)-validated methods are generated to provide appropriate and timely responses to the client’s situation.

●	In Vivo Pharmacology: We provide preclinical in vivo efficacy services in customized facilities in Boulder and Westminster, Colorado (collectively, “Boulder”), St. Louis, and West Lafayette. In vivo pharmacology is strengthened by the combination of our genetically-modified rodent production capability which provides animals with specific genetic modifications necessary for evaluation of new molecular targets.
●	Exploratory Pharmacokinetics and Toxicology: We evaluate the initial pharmacokinetics of drug candidates to determine oral bioavailability, dose proportionality of exposure, gender differences, and time-dependent changes in exposure in our laboratories in St. Louis, West Lafayette and Evansville, Indiana (“Evansville”). In addition we provide initial safety evaluation of drug candidates through the conduct of single and repeated dose exploratory toxicology studies designed to identify tolerability and target organ toxicity and to provide guidance for dosing of more extensive pivotal studies which are intended to support human clinical trials. These exploratory toxicology studies are conducted primarily in St. Louis, Evansville and Gaithersburg, Maryland (“Gaithersburg”).
●	Archiving Services: We provide climate-controlled archiving services for our clients’ data and samples at all of our facilities.
●	Analytical Products: Analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories. The critical component of these products is the Epsilon® electrochemical platform. This platform incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development. The market for our analytical products is comprised principally of academic institutions and industrial research companies.
●	In Vivo Sampling Products: In vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments. These instruments are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals. Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data. Behavior and other physiological parameters can also be monitored simultaneously. Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor. The line also includes in vivo sampling devices sold to drug developers and medical research centers to assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.

Safety Assessment

●	Non-clinical Toxicology and Pathology Services: We provide safety testing in studies ranging from acute safety evaluation of drugs and medical devices to chronic, multi-year oncogenicity studies at our Evansville, St. Louis, and Gaithersburg sites. At our Gaithersburg site, safety evaluation focused on developmental and reproductive toxicology is also conducted. Our capabilities in toxicologic pathology and evaluation of tissues from animal efficacy models are located in our St. Louis and Boulder sites. Our site in Fort Collins, Colorado (“Fort Collins”) offers surgical modeling and focused evaluation of biomedical devices as well as cardiovascular safety evaluation in radiotelemetry-implanted animals.
●	Stability Testing: We test stability of nonclinical drug dosing formulations and collect bioanalysis samples designed to ensure the integrity of all solutions used in nonclinical and clinical studies and post-study analyses. Results from sample shipping and storage studies assist our clients in maintaining sample integrity throughout the process from collection to analysis. We perform these studies at our facilities in Gaithersburg, St. Louis, and West Lafayette.
●	Drug Metabolism, Bioanalysis, and Pharmacokinetics Testing: We analyze samples from in vitro, preclinical and clinical studies to identify and measure drug and metabolite concentrations in complex biological matrices. Drug metabolism, bioanalysis and pharmacokinetics studies are performed at our facilities in St. Louis and West Lafayette.

New Service Offerings

During the twelve months ended September 30, 2022 and 2021, we spent $5.7 million and $1.5 million, respectively, on startup costs for new service offerings that we are building internally such as: mechanistic pharmacology and toxicology, safety pharmacology; juvenile toxicology; SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology. We hired key leaders during 2021 to assist with these initiatives. In July 2021, we purchased key genetic toxicology assets from MilliporeSigma’s BioReliance® portfolio, which will help accelerate the startup of our genetic toxicology business. Also, in July 2021, we acquired modern cell and molecular biology instrumentation from a Tennessee-based laboratory that ceased operations to facilitate entry into biotherapeutics service offerings. We have made significant capital investments in laboratory buildings and instrumentation as well as created alliances with partners to further support our emerging biotherapeutics business.

Research Models and Services

The RMS segment is comprised of (1) Research Models, (2) Diets and Bedding, and (3) Research Model Services.

Research Models: Our research models business is comprised of the commercial production and sale of laboratory animals and research models, principally purpose-bred rats and mice and large animal models (non-human primates (“NHP”) and rabbits) for use by researchers. We provide these models to numerous customers around the world, including many academic institutions, government agencies, biopharmaceutical companies, and CROs, and we have a global footprint with production facilities strategically located in six countries. Our operations are located in close proximity to our customers, enabling us to provide a high level of customer service with a focus on animal welfare.

Our research models include standard stocks and strains, immunocompromised models (which are useful for oncology research), disease models (which are in demand as early-stage research tools) and genetically-engineered models (“GEMS”, which are often created for specific research projects).

●	Small Animal Research Models: Our rodent species have been and continue to be used research models in the world, largely as a result of our geographic footprint and commitment to quality and customer service. Our small animal research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents, and other contaminants that can disrupt research operations and distort research results. With our production capabilities, we strive to consistently deliver high-quality research models worldwide.

RMS rodent research models include:

●	outbred, which are purposefully bred for heterogeneity;
●	inbred, which are bred to be genetically identical;
●	spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency);
●	hybrid, which are the offspring of two different inbred parents; and
●	GEMS.

Certain of our models are proprietary, disease-specific rodent models used to research treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease.

●	Large Research Models: Our large animal portfolio includes non-human primates (“NHPs”) and rabbits. NHPs are generally imported into the U.S. from Asia and Africa, with very limited breeding in the U.S. We operate two quarantine facilities in the U.S. to house and clear these imported animals, ensuring they have high health status before onward shipment to customers. NHPs are used by our customers primarily for the safety testing of new biological therapies. Rabbits are bred in both the U.K. and U.S. and utilized primarily for the reproductive safety testing of potential new therapies.

Diets and Bedding: Through its Teklad product line (“Teklad”), RMS produces and sells laboratory animal diets, bedding, and enrichment products. With primary manufacturing operations in the U.S. and a primarily company-owned and/or managed distribution network throughout the U.S., U.K. and Europe, we distribute Teklad products globally. We also maintain contract-manufacturing relationships with companies in the U.K. and Italy.

Teklad offers a full line of off-the-shelf formulations as well as custom diets to meet our customers’ specific research needs. A team of nutritionists, including several PhDs, work with our customers to determine the best diet for their research objectives. If a custom diet is required, our nutritionists define the appropriate formula and our custom diet manufacturing line produces the feed. Our manufacturing facilities are ISO 9001:2015 certified.

Teklad diets are manufactured from natural ingredients and use fixed formulas. In conjunction with strict quality standards for raw materials, this approach helps to ensure quality and consistency by minimizing variability of both nutrients and certain natural chemicals in the diet which might affect a research study. Teklad offers a variety of bedding and enrichment products to support model breeding, weaning, and holding.

Research Model Services: We also offer a variety of services designed to support our customers' use of research models in basic research and product development. These services include specialized surgical modifications such as cannulation, implants, and the creation of surgically derived disease state models. We also provide contract breeding, contract colony management, health monitoring, quarantine, cryopreservation, rederivation and revitalization services, as well as antibody development and production. Lastly, through the GEMS business, we offer the creation of new transgenic research models specific to individual customers’ needs.

The Company’s Role in the Drug Development Process

Inotiv provides research support, through provision of its products and services, for the identification and development of new chemical and biological entities from discovery through clinical development. Our DSA segment provides services related to the efficacy and safety evaluations and our RMS segment offers animal research models for use in efficacy and safety evaluations.

1.	The discovery phase of new product development includes the identification and validation of potential targets for therapeutic intervention, the latter of which may involve studying a disease’s molecular pathway by genetically altering one or more of the molecules in that pathway in cell lines or in murine models. Inotiv’s molecular biology group creates such murine models for our customers and, where appropriate, can then support customers in the use of those models to study the pharmacokinetic and potential efficacy profiles of new therapeutic entities.

In addition to generation of new models for studying potential pharmacokinetics and efficacy at the request of our customers, Inotiv also has a broad range of off-the-shelf standard, and disease-bearing models, that may be used for the same purposes. Our discovery services group uses these animals, and other model systems, to perform a range of early discovery tests to better characterize potential new therapeutic molecules for mode of action, potential efficacy, and predicted safety and metabolism profiles.

2.	After a new drug candidate is identified and carried through this preliminary discovery screening, the development process for new drugs has three distinct phases. The nonclinical phase includes safety testing to prepare an Investigational New Drug ("IND") application for submission to the U.S. Food and Drug Administration (“FDA”). The IND must be accepted by the FDA before the drug candidate can be initially tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its potential utility, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation are also determined.

Clients work with our nonclinical services group to establish initial pharmacology, pharmacokinetics (“PK”), pharmacodynamics (“PD”) and safety characteristics of the drug candidate. The safety studies range from dose ranging studies, that involve acute safety evaluation of drug candidates and medical devices to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no observable adverse effect level is then established for the drug and sets the basis for future safety testing and clinical Phase I studies. Upon successful completion of nonclinical safety studies, an IND submission is made by the sponsor and must be approved by FDA prior to initiation of human clinical trials.

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

3.	The clinical phase further explores the safety and efficacy of the drug candidate in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is critical, particularly for new chemical entities.

Exhaustive safety, tolerability and dosing regimens are established in patients in Phase II trials. Phase III clinical trials verify efficacy and safety. After successful completion of Phase III trials, the sponsor of the new drug submits a New Drug Application ("NDA") or Biologics License Application ("BLA") to the FDA requesting that the product be approved for marketing. Early manufacturing demonstrates production of the substance in accordance with FDA Good Manufacturing Practices ("GMP") guidelines. The bioanalytical sample count per study grows rapidly from Phase I through Phase III. Phase II and III studies may take several years to complete, and must be supported by well-proven and consistently applied analytical methods.

In parallel with the conduct of Phase II and Phase III clinical development, additional nonclinical animal studies (including sub-chronic and chronic toxicology studies, carcinogenicity studies and reproductive toxicology studies) are performed to allow the drug to proceed through clinical development and to support product registration.

Our services supporting clinical development include evaluation of bioequivalence and bioavailability to monitor the rate and extent to which a drug is available in the body and to demonstrate that the availability is consistent between formulations. We also offer in-vitro bioequivalence testing for poorly absorbed topical and oral drugs. We offer support and testing services in clinical sample development, release and stability.

4.	The post-approval phase follows FDA approval of the NDA or BLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also includes development and regulatory approval of product modifications and line extensions, including improved dosage forms. The drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public.

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

Clients

We provide our services and products to organizations engaged in basic research, biomedical device and pharmaceutical research and development. During the twelve months ended September 30 2022, we had sales to over 2500 companies, ranging from emerging biopharmaceutical companies up to some of the largest pharmaceutical companies in the world. We discuss client concentration and geographic information related to our business in Note 5.

Recurring business from existing clients is important to ongoing operations. Our clients’ needs for our services and products increase and decrease depending on the stage of their research activities, so we experience some client turnover. Our business development efforts focus on both expanding existing client relationships and acquiring new clients. Our RMS segment has stable, long-term relationships with a majority of our clients due to their overarching need for consistency in the products they use to conduct their studies. Our DSA segment, due to its broad menu of services and flexibility in study design, is well positioned to serve the emerging biopharmaceutical segment during the discovery and development phases. We discuss customer concentration of revenue in Note 2 – Summary of Significant Accounting Policies.

Contractual Arrangements

Our DSA contracts typically establish an estimated fee to be paid for a proposed set of services designed in consultation with the client. In most cases, some percentage of the contract fee is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at minimum, our invested costs when contracts are terminated.

Our RMS product contracts are generally short-term in nature and based upon purchase orders submitted for specific customer requirements. Pricing is based upon list prices, which are market-adjusted. In addition, prior to Inotiv’s acquisition of Envigo, Envigo entered into a five-year supplier agreement with a key strategic partner that includes minimum purchase commitments and preferred pricing (equal to best price extended to similar customers). Contract breeding and client-owned animal colony care contracts are generally billed as per diems over the contract period.

Sales and Marketing

We promote our services through concentrated business development efforts, scientist-to-scientist communications, centralized corporate marketing programs and social media to both pharmaceutical and medical device companies, as well as academic and government research institutions. We recognize that our growth depends upon our ability to continually improve client satisfaction in order to deepen existing, and establish new client relationships.

In November of 2019, the Company rebranded its contract research services business as “Inotiv.” Adoption of the tradename Inotiv symbolized the expansion and supplementation of the Company’s legacy contract research service operations through significant business acquisitions as well as internal growth. Since the rebranding, the Company has marketed and otherwise managed its contract research services operations under the name Inotiv. On March 18, 2021, the Company changed its corporate name from Bioanalytical Systems, Inc. to Inotiv, Inc. Our research equipment manufacturing division continues to operate under the name BASi Research Products.

The Company acquired Envigo RMS Holding Corp in November of 2021. Since this acquisition, the research models business of Envigo has continued to operate under the Envigo brand as “an Inotiv Company” and comprises the majority of the RMS segment of Inotiv.

Our commercial initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, digital and print advertising, direct communication, newsletters, social media, virtual exhibit space and our website, we provide our perspective on current industry challenges and developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. Historically, we have reinforced key messages and selling points through client visits, presentations, corporate material and at trade events and industry conferences. While trade events were almost entirely virtual during 2020 and 2021, most have returned to being hosted in-person.

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including in-person (seminar) and virtual (webinar) speaking engagements, the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these endeavors we seek to emphasize our reputation for both scientific depth and operational excellence.

As of September 30, 2022, in addition to our leadership team and scientists, we had 125 employees on our commercial team supporting sales, marketing, client experience, customer service and program management for both our DSA and RMS clients. These resources are located in both North America and UK/Europe to serve the major research markets.

Competition

Our two operating segments compete with other businesses, which range in size and capabilities, both financial and operational. In addition to competing companies in both industries, we compete with internal research and development teams at our client companies. There is competition for customers on the basis of many factors, including scientific and technological expertise, quality, reputation, responsiveness, price, scope of product and related service offerings, and geographic presence. Further, specific to the RMS segment, we believe there are significant barriers to becoming a global provider including the construction of bio-secure barrier production facilities, flexible-film isolator production facilities and the population of these facilities with over 175 species and strains of animal models (including over 80 genetically engineered rodent models), which requires years of investment and strict operating procedures.

For DSA, we have many competitors, including three public companies in the U.S. and one public company in China.

For RMS, there are five main competitors, including one public company in the U.S., two privately-held companies in the U.S., one government-funded, not-for-profit entity in the U.S., and one privately-held company in Europe.

Industry Support and Animal Welfare

Inotiv is committed to delivering high-level health and genetic quality, operational performance and customer service. High standards of animal welfare are vital to delivering on each of these objectives and are a principal focus of Inotiv.

Inotiv is an advocate for implementation of Replacement, Reduction and Refinement (“3Rs”). Members of Inotiv's scientific and technical care staff undertake continuing professional development in the field of laboratory animal science, with special focus on animal welfare and the 3Rs, and they are encouraged to publish and present within the scientific community.

Inotiv has formed internal Institutional Animal Care and Use Committees, comprising staff from many disciplines within the DSA and RMS segments, in addition to external representation, to implement applicable regulations and provide strict oversight of animal welfare matters. Inotiv’s animal production facilities in the U.K. and the Netherlands, and the majority of such facilities in the U.S., are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (“AAALAC”), a private, non-profit, international accrediting organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Our RMS facilities are also routinely inspected by government agencies tasked with enforcing animal welfare regulations.

Inotiv is firmly committed to the 3Rs and to reducing the number of animals used in research by emphasizing health and genetic integrity to decrease study data variability. Whenever possible, technological advances, such as new diagnostic tests for screening pathogens in laboratory rodents, micro-sampling and in vitro assays, are used.

Laboratory animals remain an essential component in the research and development that our clients and customers conduct. They further our knowledge of living systems and help in the discovery and development of products that can save or enhance people’s lives. The Company works with the scientific community to improve our understanding and promote best practice in the care and welfare of research animals. As providers of research models to the research community and scientists conducting experiments to help discover and develop new medicines on behalf of our customers, Inotiv is responsible to our clients and the public for the health and well-being of the animals in our care.

Human Capital Management

As of September 30, 2022, we had 2,099 full-time employees and 105 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.

Our primary objectives and philosophy of our compensation programs are to (i) drive leadership behaviors that maximize long-term stockholder value creation and (ii) attract and retain talented colleagues with the skills necessary to successfully manage and grow our business.

Attracting, retaining, and developing talent is a core principle of our talent management and total rewards strategy. Compensation and benefit programs are an important part of our employment relationship, which also includes challenging and rewarding work, growth and career development opportunities and being part of a leading CRO with a diverse and talented workforce that helps customers develop life-changing therapies. We strive to have the following features as part of our compensation and benefits:

●	a consistent framework that is affordable to the business
●	a pay for performance focus – individuals are rewarded for performance and overall contributions to business success.
●	compensation is fair and equitable, irrespective of gender, race, or similar personal characteristics; and
●	a total rewards package that will be competitive with leading companies.

Compensation is used to attract, retain, and motivate employees and to reward the achievement of business results through the delivery of competitive pay and discretionary incentive programs. Benefits provide employees with income security and protection from catastrophic loss. We will continue to evaluate and develop affordable, competitive benefit programs that meet these objectives. No one element is more important than any other, and business judgement is used to balance them to ensure our compensation and benefits strategy is effective in supporting our overall business strategy.

Our Guiding Principles consist of:

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

Regulatory Matters

We are subject to various federal, state, and local laws and regulations and inspections designed to promote compliance therewith. We strive to conduct our business in compliance with applicable laws and regulations. Violations of these laws and regulations may result in sanctions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs and grants, criminal prosecution and even the denial or debarment of the right to conduct business. We hold a range of permits and licenses, related to our activities.

We are subject to extensive regulatory requirements designed to ensure the quality and integrity of our data and products and to government inspections and audits related thereto. These regulations include those promulgated under the Federal Food, Drug and Cosmetic Act, as amended from time to time, and include GLP, GMP, Bioequivalence regulations (“BE”) and Good Clinical Practices ("GCP"). These requirements demand rigorous attention to research; development; safety; manufacturing quality control; employee training; detailed documentation; equipment and computer validation; promotion and advertising; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, discontinuance of selected operations. The products and services we offer to international clients are also subject to foreign regulatory requirements, which vary from country to country. Since our formation, we have been inspected, on a routine basis, by the FDA at each of our locations.

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

Our facilities and operations are subject to various federal, state, and local laws and regulations relating to protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment, disposal, and recycling of hazardous substances and wastes, as further described below. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely we will be subject to increasingly stringent environmental standards in the future, particularly under air and water quality laws and standards related to climate change issues. Environmental laws are complex, change frequently and have tended to become increasingly stringent over time.

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

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Regulatory monitoring authorities such as the FDA, have indicated an increased emphasis on the management of electronic records generated by computerized systems to ensure data integrity. Noncompliance with these regulations can result in the disqualification of data collected during the preclinical trial, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, discontinuance of selected operations.

Nonclinical Services

Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act (“AWA”) and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by breeders, dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation necessary to comply with applicable regulations for the humane treatment of the animals in our custody. If the USDA determines that our equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses or confiscate research animals. In addition to being licensed by the USDA as a research facility where applicable, we have registered assurances with the NIH.

Research Models and Services

As the RMS segment operates in a number of distinct environments and in a variety of locations worldwide, the RMS segment is subject to numerous, and sometimes overlapping, regulatory environments.

The AWA governs the care and use of certain species of animals used for research in the U.S. other than certain laboratory rats, mice and birds. For regulated species, the AWA and the associated animal care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to assure the welfare of these animals. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (“PHS”) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research.

The RMS segment is subject to licensing and registration requirement standards set by the USDA and similar agencies in other countries for the care and use of regulated species. Our operations in Europe follow the standards as stipulated by Directive 2010/63/EU on the Protection of Animals Used for Scientific Purposes. Stipulations within that Directive were transposed into national legislations within the EU (including the U.K.) in 2013. We are regularly consulted and inspected by the relevant national authorities in order to ensure continued compliance with the legal requirements in each nation in which it operates.

The RMS segment's import and export of animals and its operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by breeders, dealers and research facilities.

In addition, the specific activities of some of RMS lines of business require RMS entities to hold specialized licenses for the conduct, manufacture, and distribution of particular products and services.

All of RMS’s sites are subject to licensing and regulation under international treaties and conventions, including national, regional and local laws relating to:

●	the surface and air transportation of laboratory specimens;
●	the handling, use, storage and disposal of chemicals (including anesthetics, narcotics and psychotropic drugs), biological reagents, laboratory specimens, hazardous waste and radioactive materials;
●	the safety and health of employees and visitors to our facilities; and
●	protection of the environment and general public.

To meet these compliance obligations, Inotiv has established quality assurance procedures and functions. The quality assurance function operates independently from those individuals that manage RMS production.

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

Our laboratories are subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste, as well as the safety and health of laboratory employees. All of our laboratories are subject to applicable federal and state laws and regulations relating to the storage and disposal of laboratory specimens, including regulations of the Environmental Protection Agency, the Department of Transportation, the National Fire Protection Agency and the Resource Conservation and Recovery Act. We may incur liability for alleged environmental damages associated with the off-site transportation and disposal of hazardous substances. Generators of hazardous substances which are transported to disposal sites where environmental problems are alleged to exist are subject to claims under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), and state counterparts. CERCLA imposes strict, joint and several liabilities for investigatory and cleanup costs upon hazardous substance generators, site owners and operators, and other potentially responsible parties. We may be held liable for all costs arising out of any release of hazardous substances and for consequences arising out of human exposure to such substances, which costs may be material. In addition, changes in any environmental laws may increase costs of compliance and liabilities arising from any past or future releases of, or exposures to, hazardous substances and may materially adversely affect the business.

The regulations of the U.S. Department of Transportation, the PHS and the U.S. Postal Service apply to the surface and air transportation of laboratory specimens. Our laboratories must also comply with the International Air Transport Association regulations which govern international shipments of laboratory specimens. Furthermore, when materials are sent to a foreign country, the transportation of such materials becomes subject to the laws, rules and regulations of such foreign country.

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

Trends Affecting the Drug Discovery and Development Industry

Our services and products are primarily marketed globally to pharmaceutical, medical research and biotechnology companies and institutions (academic and governmental) engaged in drug research and development. The research services industry is highly fragmented among many niche vendors as well as a small number of consolidating larger companies; the latter offer an ever-growing portfolio of start-to-finish pharmaceutical development services. Our services and products may have distinctly different clients (including separate divisions in a single large pharmaceutical company) and requirements. We believe that market trends in the pharmaceutical and biotech industries demonstrate an increasing emphasis towards outsourcing, as companies seek to maintain reduced internal resources in favor of variable cost models that offer high quality and higher accountability alternatives to meet their drug discovery, development and manufacturing needs. We believe that our clients are facing increased pressure to outsource facets of their research and development activities and that the following factors are the main contributors to client outsourcing.

Limited Research Model Availability

During the ongoing COVID-19 pandemic, researchers and CRO’s have experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia and limited access to the generation of genetically-modified rodent models used in efficacy evaluations. Prior to the pandemic, China was the leading exporter of NHP’s employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in increased demand from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. We do not expect China’s internal consumption of its domestically-produced research models to decrease, nor do we anticipate a loosening of its embargo on their exportation in the future.

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. This indictment has further jeopardized the domestic supply of these critical animal models. According to CDC statistics, Cambodia accounted for greater than 60% of the NHPs imported by the US through September 30, 2022.

The limited NHP supply initially brought on by halting of Chinese exports and exacerbated by recent events in Cambodia has also resulted in a dramatic increase in the cost of these animals, which limits the ability of small innovator companies to conduct the initial safety evaluation of new product candidates.

Accelerated Drug Development

Clients continue to demand faster, more efficient, more selective development of an increasing pool of drug and device candidates. Consequently, our clients require fast, high-quality service in order to make well-informed decisions to quickly exclude poor candidates and speed development of promising ones. The need for additional development capacity to exploit more opportunities, accelerate development, extend market exclusivity and increase profitability drives the demand for outsourced services.

Increase in Potential New Drug Candidates

The time and cost required to develop a new drug or device candidate have generally increased. Many small and virtual pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of the new drug and device candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

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

Patent Expiration

As exclusivity ends with patent expiration, drug companies defend their proprietary positions against generic competition with various patent extension strategies. Both the drug company pursuing these extensions and the generic competitors provide additional opportunities for the Company.

Alliances

Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. We believe that such alliances will lead to a greater number of potential drugs in testing, many under study by small and virtual companies lacking broad technical resources. These small and virtual companies can seek to add shareholder value by further developing new products through outsourcing, reducing risk for potential allies. Clients seek realistic business partnerships with their service provider in an effort to ensure that costs are controlled and scientific continuity is maintained as their development programs progress. We have long-standing business relationships with many pharmaceutical companies, continue to offer flexible services and aim to adapt to our clients’ requirements.

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

Biotechnology Industry and Virtual Drug Company Growth

The U.S. biotechnology industry has grown rapidly over the last two decades and has emerged as a key client segment for the drug discovery and development services industry. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology drug developers do not have sufficient in-house resources to conduct early stage drug development. Many new companies choose only to carry a product to a development stage sufficient to attract a partner who will manufacture and market the drug. Because of the time and cost involved, these companies typically rely heavily on CROs to conduct research for their drug candidates.

Specialized Technical Expertise

The increasing complexity of new drug candidates requires highly specialized, innovative, solution-driven research not available in all client labs. We believe that this need for specialized technical expertise will increasingly lead to outsourcing of research activity. We believe further that the reliance of the pharmaceutical industry on small innovative drug discovery companies, which are often overlooked by large CROs, creates an opportunity for strategic partnership with small, consulting-based and innovative CROs such as ours.

Data Management and Quality Expertise

Our clients and worldwide regulatory authorities require more data, greater access to that data, consistent and auditable management of that data, and greater security and control of that data. We have made investments in software throughout our contract services groups to optimize efficiency and promote compliance with regulations and market expectations.

Globalization of the Marketplace

Foreign firms rely on independent development companies like ours with experience in the U.S. to provide integrated services through all phases of product development and to assist in preparing complex regulatory submissions. Domestic drug firms are broadening product availability globally, which increases demand for local regulatory approval. We believe that we and other domestic service providers with global reach, established regulatory expertise, and a broad range of integrated development services and products will benefit from this trend.

Our Solution

We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our clients maximize the return on their research and development investments. We have focused on stabilizing critical supply chain issues particularly related to research models. We believe our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 48 years of operation, and during 2022 we added to our CRO service offerings through expansion of current facilities, acquisitions and startup initiatives to build new service offerings internally.

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

Intellectual Property

We believe that our patents, trademarks, copyrights and other proprietary rights are important to our business. Accordingly, we actively seek protection for those rights both in the United States and abroad. Where we deem it to be an appropriate course of action, we will vigorously prosecute patent infringements. The loss of any one or more of our patents, trademarks, copyrights or other proprietary rights could impact our consolidated revenues or earnings.

We currently hold three U.S. federally registered trademarks and one pending federal trademark application. We also have two issued U.S. patents on the Dried Blood Spot (DBS) sampling card for the Culex® Automated Blood Sampling Instrumentation. There are also 12 issued international patents for this technology in Japan, Canada, Europe, Belgium, Switzerland, Germany, Denmark, Spain, France, the United Kingdom, Italy, the Netherlands, and Sweden. Additionally, we have three issued U.S. patents for the Empis Automated Drug Infusion technology for the Culex® instrument. There are 14 issued international patents for this technology in Europe, Japan, Canada, Belgium, Switzerland, Germany, Spain, France, the United Kingdom, Hungary, Ireland, Sweden, and Turkey. There is one additional issued U.S. patent and 13 issued international patents in Belgium, Canada, Switzerland, Germany, Denmark, Europe, Spain, France, the United Kingdom, Italy, Japan, the Netherlands and Sweden relating to the No Blood Waste technology for the Culex® instrument. There is also one issued U.S. patent relating to pinch valve technology.

Our issued patents are protected for durations ranging from July of 2023 to February of 2034. We also hold various U.S. registered copyrights. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the components in our diets and bedding products.

Information about our Executive Officers

Below are the names, ages and positions of each of our current executive officers.

Robert W. Leasure, Jr., age 63, joined the Company as President and Chief Executive Officer on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and current growth, well situate him for his role as President and Chief Executive Officer and as a director. Mr. Leasure’s current term on the board expires at the 2025 Annual Meeting of Shareholders.

John E. Sagartz, DVM, Ph.D., DACVP, age 56, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined Inotiv’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at

Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the Missouri Biotechnology Association. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director. Dr. Sagartz’s current term on the board expires at the 2024 Annual Meeting of Shareholders.

Beth A. Taylor, age 57, joined the Company as Chief Financial Officer on March 9, 2020. Prior to joining the Company, Ms. Taylor held financial positions of Vice President of Finance and Chief Accounting Officer at Endocyte, Inc. from 2011-2019, VP of Finance and Corporate Controller at Author Solutions, Inc., Harlan Laboratories, Inc. and Republic Airways Holdings and Finance Director at Rolls-Royce Corporation. Ms. Taylor started her career in audit assurance with Deloitte and received a B.S. in Accounting from Kelley School of Business, Indiana University in Bloomington, Indiana.

Brennan Freeman, age 35, joined the Company as Corporate Controller on July 12, 2021. On October 25, 2022, the Board of Directors appointed Mr. Freeman as Vice President – Finance and Corporate Controller of the Company. Mr. Freeman also serves as the Company’s principal accounting officer. Mr. Freeman began his career at Ernst & Young LLP, where he held various positions, including most recently as Manager – Global Life Sciences Assurance Resident from July 2018 to September 2018, Senior Manager – Global Life Sciences Assurance Resident from October 2018 – June 2020 and Senior Manager – Assurance Services from July 2020 – July 2021 and received a Bachelor of Science in Business, majoring in Finance & Accounting from Indiana University/Purdue University Indianapolis, Indiana

William D. Pitchford, age 68, joined the Company as Chief Human Resources Officer on August 28, 2019. Prior to joining the Company, Mr. Pitchford held senior level positions within the human resources functions at Ford Motor Company, Rio Tinto Alcan Corporation and, most recently, at Wabash National Corporation as Senior Vice President of Human Resources. Mr. Pitchford received his undergraduate degree in Criminology & Sociology at Indiana State University, and his Master of Arts in Human Resources Management at Central Michigan University.

John Gregory Beattie, age 56, joined the Company in February 2021 as the Chief Operating Officer. Prior to joining the Company, Mr. Beattie held Corporate Vice President positions at Charles River Laboratories, a contract research organization, where he led business units within all three of their segments. In these roles, Mr. Beattie was responsible for driving operational performance. Mr. Beattie holds a Bachelor of Science degree in Biology from McGill University and a Master of Science degree in Experimental Health Sciences from Université du Quebéc, and graduated from the Kellogg Management Institute program at Northwestern University.

Michael Garrett, age 55, joined the Company as Chief Commercial Officer upon the closing of the Envigo Acquisition on November 5, 2021. Mr. Garrett served as Senior Vice President of Commercial for Envigo since June 2019, having joined the company in 2018 as Head of New Service Development. Prior to joining Envigo, he was Vice President of Commercial for MPI Research, a non-clinical contract research organization. From 2008 to 2016, he was Senior Director of Marketing and Strategy for the Life Science Services business (BioReliance) of MilliporeSigma (Merck KGaA). He has been in the life sciences industry for 29 years, having held leadership positions in Sales, Marketing and Strategic Planning at BioReliance (Merck KGaA), Serologicals Corp. (Millipore), and Life Technologies. Mr. Garrett has a Masters in Experimental Pathology from the University of Washington (Seattle) and a Bachelor of Science degree from Duke University.

Fernanda Beraldi, age 42, joined the Company as General Counsel and Corporate Secretary on March 31, 2022. Prior to joining Inotiv, Ms. Beraldi served most recently as Senior Director, Global Ethics and Compliance for Cummins Inc, and in other progressive roles with Cummins Inc. for the past six years as Director, International Ethics and Compliance and Corporate Counsel, and before that, as Director, Ethics and Compliance for Latin America and Corporate Counsel. Prior to her roles at Cummins Inc., Ms. Beraldi served as a Senior Counsel for Embraer SA for six years. Ms.

Beraldi received her Master of Laws degree from Indiana University McKinney School of Law, and her Bachelor of Laws degree from Mackenzie University in Sao Paulo, Brazil.

Available Information

Our Internet address is www.inotivco.com. We routinely post important information for investors on our website in the “Investors” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:

●	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC;
●	announcements of investor conferences and events at which our executives talk about our company and competitive strategies;
●	press releases on quarterly earnings, product and services announcements, legal developments and other material news that we may post from time to time;
●	corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee, and other governance-related policies;
●	shareholder services information, including ways to contact our transfer agent; and
●	opportunities to subscribe to investor email alerts.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A – RISK FACTORS

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

Risks Related to NHP Supply

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on the importation of NHPs from suppliers located outside the U.S., particularly from communist countries in Southeast Asia, and legal issues related to these suppliers.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. China exited the NHP exportation market in 2020 during the COVID-19 pandemic, and has repeatedly stated that it strategically intends to dominate, amongst other thing, worldwide biomedical research. As such, their demand for NHPs has shifted a previously exported supply to their domestic use. China has recently announced its intent to open its borders to importation of NHPs, but remains closed to exportation. Recent legal matters affecting the Cambodian supply of NHPs (which, according to CDC statistics accounted for more than 60% of the U.S. imports through September 30, 2022), including those arising as a result of the USAO-SDFL criminally charging employees of our principal supplier of NHPs, along with two Cambodian government officials, has further exacerbated an already constrained NHP supply for U.S. research. If we are unable to obtain NHPs in sufficient quantities and in a timely manner to meet the needs of our clients, if the price of NHPs that are available increases significantly, or if we are unable to ship the NHPs in our possession to our clients because of governmental restrictions or limitations, our business, particularly in our RMS segment, will be materially adversely affected.

Risks Related to Health Emergencies

Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as COVID-19. Such health emergencies can result in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

The outbreak of public health emergencies and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our and our customers’ and suppliers’ respective operations, including with respect to the potential for business shutdowns or disruptions. The extent to which these health emergencies, including COVID-19, may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the emergency and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows. Even after public health emergencies have subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression and demand for our products and services. Additionally, concerns over the economic impact of public health emergencies have caused extreme volatility in financial and other capital markets which has and may in the future adversely impact our stock price and our ability to access capital markets including to refinance existing obligations. To the extent public health emergencies adversely affect our business and financial results, they may also have the effect of exacerbating many of the other risks described herein or other risks not presently known to us or that we currently deem immaterial.

Risks Related to the Industries we Serve

We are substantially dependent on the pharmaceutical and biotechnology industries.

Our revenues depend greatly on the expenditures made by pharmaceutical and biotechnology companies in research and development, including their decisions to outsource drug development services to providers like us, rather than handling such services in-house. In some instances, companies in these industries are reliant on their ability to raise capital in order to fund their research and development projects and to compensate us for services rendered.

Fluctuations in the research and development budgets of researchers and their organizations could have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. Our ability to continue to grow and win new business depends in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. If companies in these industries were to reduce the number or scope of research and development projects they conduct or outsource, our business could be materially adversely affected.

Risks Related to our Operations

We rely on a limited number of key clients, the importance of which may vary dramatically from year to year, and a loss of one or more of these key clients may adversely affect our operating results.

One client related to the RMS segment accounted for approximately 28.2% of our total revenue during the fiscal year 2022. Five clients of the DSA segment in the aggregate accounted for approximately 7.2% and 20.5% of our total revenue during fiscal years 2022 and 2021, respectively. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single client may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are meaningfully dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client’s ability to stay in business or otherwise to make timely payments to us.

We operate in a highly competitive industry.

The CRO services industry is highly competitive. We often compete for business not only with other CROs, but also with internal discovery and development departments within our client companies. Several of our competitors have significantly greater financial, marketing, technical or other resources and a larger global footprint than we have. The industry has historically been diverse with more than 1,000 CROs around the globe, ranging from small, regional niche laboratories up to global comprehensive service providers with tens of thousands of employees.

The CRO industry has experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. Offshore CROs have provided increasing competitive pressures, although we believe the pandemic and other factors have made Asian CROs a less attractive option for many western clients.

The RMS industry is highly competitive. Competition ranges from academics and large biopharmaceutical companies, that derive and maintain their own rodent colonies, to commercial competitors that may offer a similar or overlapping range of products and/or services. Some of these competitors have greater capital, technical and other resources than we have, while other competitors that are smaller specialized companies might compete effectively against us based on price and their concentrated size and focus.

If we do not compete successfully, our business will suffer. Increased competition might lead to price and other concessions that could adversely affect our operating results.

The majority of our clients’ contracts and orders can be terminated upon short notice.

Most of our contracts for CRO services are terminable by the client upon 30 days’ notice and these clients terminate or delay their contracts for a variety of reasons. Further, in general, our customers order research models on an as-needed basis. The size and frequency of those orders can be reduced or eliminated with little or no notice.

Customer contracts and orders may be negatively impacted for various reasons, including:

●	products being tested fail to satisfy safety requirements;
●	products having undesired clinical results;
●	the client deciding to forego a particular study;
●	inability to enroll enough patients in the study;
●	inability to recruit enough investigators;
●	loss of funding for the particular research study or program;
●	production problems causing shortages of the drug;
●	inability to secure research models relevant to the studies; and
●	actions by regulatory authorities.

Although our CRO contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination, and some of our contracts entitle us to a termination fee, the loss, reduction in scope or delay of a large contract or order, or the loss or delay of multiple contracts or orders, could materially adversely affect our business.

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

It is important that our animal populations be free of diseases, including infectious diseases. The presence and prevalence of diseases can distort or compromise the quality of research results, can cause substantial loss of animals in our inventory, can result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or can result in other losses.

These risks may differ substantially according to species. In rodents, most infections are without any apparent clinical signs and therefore pose a risk to the scientific quality of the research performed on the animals rather than to humans. The same applies to primates, where all animals are serologically tested for specific diseases in our facilities and at our suppliers. The main concern in this species is the potential for zoonotic infectious disease-causing harm to humans. We seek to minimize the risk of these species being infected by stringent biohazard management protocols and health monitoring programs in place in our facilities. Nevertheless, we have in the past suffered disease in our animal populations and may suffer outbreaks in the future.

If disease or contamination occurs in our animal population, it typically requires remediation and cleanup activities that are costly and time consuming. In certain circumstances, it can require the temporary or permanent closure of an affected facility. We have experienced such closures in the past and may do so again in the future.

Any significant disease outbreak has the potential to harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows. There is also the risk that disease from research models we produce may affect our customers’ facilities and may result in an affected customer requesting compensation for damages.

While we endeavor to include provisions in our sale and supply contracts which entitle us to be indemnified or entitle us to a limitation of liability, these provisions do not uniformly protect us against liability arising from certain of our own actions, such as negligence or misconduct. Moreover, in certain circumstances, we may agree to use contracts drafted by our customers, which may not contain clauses that indemnify us or limit our liability. We could be materially adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage or for which insurance coverage is not available. There can be no assurance that we will be able to maintain insurance coverage on terms acceptable to us.

Our DSA products component depends on our intellectual property.

Our DSA products component depends, in part, on our ability to obtain patents in various jurisdictions on our current and future technologies and products, to defend our patents and protect our trade secrets and to operate without infringing on the proprietary rights of others. Our patents may be challenged by third parties and, if challenged, may not be held valid. In addition, technologies or products developed by us may be challenged by third parties owning relevant patent rights and, if challenged, could be found to infringe on those patent rights. The expense involved in patent litigation can be significant, even where challenges may lack merit. We also rely on unpatented proprietary technology, which subjects us to risk that others may independently develop or obtain similar products or technologies.

New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.

For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. In addition, technological improvements to existing or new processes, such as imaging and biomarker technology, could result in a refinement in the number of animal research models necessary to conduct the required research. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by our customers.

Our non-U.S. locations account for a significant percentage of our revenues, exposing us to risks associated with operating internationally.

During the fiscal year ended September 30, 2022, 13.8% of our revenues were generated by our facilities outside the U.S. As a result of these sales from foreign entities and facilities located outside the U.S., our operations are subject to a variety of risks unique to international operations, including the following:

●	exposure to local economic conditions;
●	currency exchange rate and interest rate fluctuations;
●	differences and changes in tax laws;
●	potential restrictions on the transfer of funds;
●	differences in regulatory requirements;
●	exposure to liabilities under the U.S. Foreign Corrupt Practices Act or the U.K. Antibribery Act;
●	government imposed investment and other restrictions or requirements;
●	failure to comply with new and evolving regulations, such as the EU General Data Protection Regulations (“GDPR”);
●	exposure to local social unrest, including any resulting acts of war, terrorism or similar events;
●	exposure to local public health issues and the resulting impact on economic and political conditions;
●	difficulty enforcing agreements and collecting receivables through certain legal systems;
●	a more expansive legal rights of employees, including specifically those applicable to our European operations;
●	variations in protection of intellectual property and other legal rights; and
●	export and import and trade restrictions (such as antidumping duties, tariffs or embargoes).

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.

We have experienced significant growth in a short period of time, including as a result of the Envigo Acquisition. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our products and services may be adversely impacted if we do not train our new personnel quickly and effectively, or if we fail to appropriately coordinate across our organization.

Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our products and services. You should not consider our revenue growth and levels of profitability in recent periods as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.

Some of our customers depend on government funding of research and development and a reduction in that funding may adversely affect our business.

A significant portion of sales are derived from customers at academic institutions and research laboratories whose funding is partially dependent on funding from government sources, including the NIH and U.K./E.U. equivalents. Such funding can be difficult to forecast as it may be subject to the political process. Our sales may be adversely affected if our customers delay purchases as a result of uncertainties surrounding the approval of government budget proposals. There can be no certainty that government research funding that is approved will be directed towards projects and studies that require use of our products and services. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results.

Risks Related to our Financial Activities

We have experienced periods of losses and financial insecurity.

Throughout our history we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance various acquisitions and the expansion of several DSA and RMS facilities, we have significantly increased our leverage. Sustained losses may result in our inability to service our financial obligations as they come due, including the additional indebtedness we have incurred to support our growth initiatives, or to meaningfully invest in our business.

We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.

We have incurred significant additional indebtedness during recent periods, Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spend, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our additional indebtedness may also impact our ability to service our debt and to comply with financial covenants and the other terms of our relevant credit arrangements, in which case our lenders might pursue available remedies up to and including terminating our credit arrangements and foreclosing on available collateral.

Our credit agreement contains covenants that restrict our business and financing activities. All of our assets secure our obligations under the credit agreement and may be subject to foreclosure.

We are party to a Credit Agreement with Jefferies Finance LLC, as administrative agent, and the lenders party thereto (as amended, the “Credit Agreement”). The Credit Agreement contains various covenants, restrictions, and events of default. Among other things, these provisions require us to maintain certain financial ratios, including a secured leverage ratio and a fixed charge coverage ratio, and impose certain limits on our ability to engage in certain activities. The Third Amendment to the Credit Agreement that we entered into on January 9, 2023, imposes additional limitations on us through the date that we deliver financial statements for the quarter ending March 31, 2024, including restrictions on permitted asset sales, a prohibition on making permitted acquisitions, and significant limitations on the ability to incur additional debt, make investments and make restricted payments. Further during that time, we can only use borrowings under the revolving credit facility to fund operational expenses in the ordinary course.

The restrictions in the Credit Agreement, including under the Third Amendment, impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities, or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties, including those arising as a result of the USAO-SDFL criminally charging employees of the Company’s principal supplier of NHPs, along with two Cambodian government officials, may impact our ability to comply with our obligations under the Credit Agreement.

Our obligations under the Credit Agreement are secured by all secured by all assets (other than certain excluded assets) of the Company and each of the subsidiary guarantors.

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments to provide further funds. If we are unable to repay outstanding borrowings when due, the lenders also have the right to proceed against the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our failure to comply with the terms of our existing credit agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under our existing credit agreement, all amounts outstanding under that agreement could be due and payable immediately, which may have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our existing credit agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties, including those arising as a result of the USAO-SDFL criminally charging employees of the principal supplier of non-human primates to the Company, along with two Cambodian government officials. a, may impact our ability to comply with our obligations under the existing credit agreement. Should the pandemic or other factors continue to negatively impact our business, those developments might cause us to fail to comply with the covenants under our existing credit agreement.

In connection with our acquisition of Seventh Wave Laboratories, LLC’s, Smithers Avanza’s, Preclinical Research Service’s, HistoTox Laboratories’, Bolder BioPATH’s, Plato’s, Envigo’s, ILS and OBRC’s businesses and the expansion of several DSA and RMS facilities, we have significantly increased our level of indebtedness, as well as our ability to incur further indebtedness under relevant lines of credit. Our ability to service this indebtedness will depend, in part, on the success of our operations and our ability to generate sufficient cash flow therefrom.

Our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2022 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Management and the Audit Committee of the Board of Directors concluded that it was appropriate to restate the Company’s previously issued unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, due to an error in accounting for certain tax attributes related to an acquisition completed by the Company in the third quarter of fiscal year 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for the tax impact of acquisitions that qualify as stock transactions for tax purposes. This material weakness remains unremediated as of September 30, 2022.

In addition, our management concluded that we had the following additional material weaknesses as of September 30, 2022:

●	Management did not design and maintain effective controls over information technology general controls for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and information technology (“IT”)-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately.
●	Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weaknesses, but there is no assurance that any remediation efforts will ultimately have the intended effects.

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

Risks Related to Regulation and Legal Matters

Changes in government regulation or in practices relating to the pharmaceutical industry could change the demand for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies comply with the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying, or that make our services less competitive, could substantially change the demand for our services and products. Also, if governments increase efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if governments impose new regulatory requirements demanding restricted use of research models for biomedical research, our clients may spend less, or slow the pace of increased spending, on research and development.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. Furthermore, the issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations could materially and adversely affect our business and financial performance.

We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in legal proceedings related to various matters, including employment and securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 16 to our Consolidated Financial Statements, a putative securities class action and derivative securities lawsuits have been filed against the Company and certain officers and directors, alleging violations of the Exchange Act related to the Company’s disclosures concerning its acquisitions of Envigo and OBRC and their regulatory compliance.

Any claims against us, whether meritorious or not, can be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate and subject to change. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Privacy regulations could increase our costs or limit our services.

U.S. Department of Health and Human Services regulations under the HIPAA demand compliance with patient privacy and confidentiality requirements. In addition, some state governments are considering more stringent regulations. The General Data Protection Regulation (GDPR), which became effective in May 2018, imposes heightened obligations on businesses that control and manage the personal data of U.K. and E.U. citizens. These and similar regulations might require us to increase our investment in security or limit the services we offer. We could be found liable if we fail to meet existing or proposed regulations on privacy and security of health information.

We are subject to environmental, health and safety requirements and risks as a result of which we may incur significant costs, liabilities and obligations.

We are subject to a variety of federal, state, local and foreign environmental laws, regulations, initiatives and permits that govern, among other things: the emission and discharge of materials, including greenhouse gases, in air, land and water; the remediation of soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of regulated materials and wastes, including biomedical and radioactive wastes; and health and safety. Failure to comply with these laws, regulations or permits could result in fines or sanctions, obligations to investigate or remediate existing or potential contamination, third-party property damage claims, personal injury claims, natural resource damages claims or modification or revocation of operating permits and may lead to temporary or permanent business interruptions. Pursuant to certain environmental laws, we may be held strictly, and under certain circumstances jointly and severally liable for costs of investigation and remediation of contaminated sites which we currently own or operate, or sites we or our predecessors have owned or operated in the past. Further, we could be held liable at sites where we have sent waste for disposal.

Environmental laws, regulations and permits, and the enforcement thereof, change frequently and have tended to become more stringent over time. Compliance with the requirements of laws and regulations may increase capital costs and operating expenses or necessitate changes to our production processes.

We use, and in the past have used, hazardous materials and generate, and in the past have generated, hazardous wastes. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities which could exceed our resources. Our costs, liabilities and obligations relating to environmental matters may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows.

We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.

We are subject to periodic inspections by regulatory authorities, including the FDA, the USDA and the U.S. Fish and Wildlife Service. As part of these inspections, the regulatory authorities seek to determine whether our facilities, operations and animal research model importation practices comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. Envigo’s Cumberland, VA facility, which was closed as of September 30, 2022, had been the subject of inspections by the USDA, a search and seizure warrant executed by the U.S. Department of Justice (the “DOJ”) and federal and state law enforcement agents, and a civil action by the DOJ that was subsequently settled with no finding of liability. Further, certain employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia, and the Company has received additional subpoenas related to this matter. For further information on these and other actions, see Note 16 to the consolidated financial statements.

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

Actions of animal rights activists may affect our business.

Products and services of the type we provide are required for the registration of pharmaceutical products under regulatory auspices in the United States, Europe and other countries. Many CROs, animal breeders, biopharmaceutical companies and other research organizations have been targeted by animal rights activists that oppose all testing on animals, for whatever purpose, including the animal testing activities in support of safety and efficacy testing for drug development. These groups, which include groups directed at the industry and us, have publicly stated that the goal of their campaign is to stop animal testing. Acts of vandalism and other acts by animal rights activists who object to the use of animals in product development could have a material adverse effect on our business. These groups have historically targeted CROs, animal breeders, academic institutions and biopharmaceutical companies, but also third parties that do business with those organizations, including customers, suppliers, advisors, financial advisors, lenders and investors.

Risks Related to Technology and Cybersecurity

We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.

Cyber-attacks or security breaches could compromise confidential client information, cause a disruption in our operations, harm our reputation and expose us to liability, which in turn could negatively impact our business and the value of our common shares. As a routine element of our business, we collect, analyze, and retain substantial amounts of data pertaining to the clinical and non-clinical studies we conduct for our clients. We also maintain other sensitive client information, information regarding intellectual property related to certain of our products and other business-critical information, including personally identifiable information of our employees. Our employees, some of whom have access to such information, have and will likely continue to receive “phishing” e-mails intended to trick recipients into surrendering their usernames and passwords and/or inadvertently installing malicious software onto their computers or networks they are connected to. We cannot completely protect against the possibility that sensitive information may be accessed, publicly disclosed, lost or stolen, via phishing attempts or other circumstances.

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

We operate large and complex computer systems that contain significant amounts of client data. Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders, product shipments and day-to-day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans in place for our operations, they might not adequately protect us. Damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could harm our business. Finally, long-term disruptions in our computer and communications infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Our property and business interruption insurance coverage might not be adequate to compensate us for all losses that may occur.

Risks Related to Share Ownership

Our share price could continue to be volatile and our trading volume may fluctuate substantially.

The market price of our common shares has historically been and might continue to be volatile. Many factors may have a significant impact on the future price of our common shares, including:

●	our failure to successfully implement our business objectives;
●	our businesses, operations, results and prospects;
●	changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
●	compliance with ongoing regulatory requirements;
●	market acceptance of our products;
●	technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
●	changes in government regulations, taxes, legal proceedings and other developments;
●	inspections, investigations and enforcement actions by regulatory authorities;
●	negative information related to, or adverse regulatory or other actions against. our principal suppliers;
●	pandemics, epidemics or other public health emergencies, such as COVID 19;
●	general economic conditions, including changes in interest rates, and other external factors;

●	actual or anticipated fluctuations in our quarterly financial and operating results and those of our competitors;
●	announcements concerning us or our competitors;
●	market conditions in CRO or research model industries;
●	additions or departures of key management personnel;
●	future mergers and strategic alliances;
●	investor sentiment toward the stock of animal breeding companies;
●	maintenance of acceptable credit ratings or credit quality;
●	ability to fund future growth;
●	the degree of trading liquidity in our common shares; and
●	our ability to meet the minimum standards required for remaining listed on The Nasdaq Capital Market.

Factors which may impact the price of our common shares include influences beyond our control, such as market conditions and changes in the pharmaceutical and biotechnology industries we serve. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has experienced periods of significant price and volume fluctuations, including as a result of the COVID 19 pandemic and recent increases in interest rates and inflation. Volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common shares.

Following periods of volatility in the overall market and in the market price of a company’s securities, securities class action litigation and derivative securities litigation have often been instituted against that company, as has been the case with us. Such occurrences of litigation could result in very substantial costs, divert management’s attention and resources and harm our business, operating results and financial condition.

Our principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to shareholder approval.

As of December 30, 2022, our executive officers, directors and 5% shareholders beneficially owned approximately 22.2% of our outstanding shares of capital stock. In addition, as of December 30, 2022, our executive officers and directors held options to purchase an aggregate of 581,428 of our common shares at a weighted-average exercise price of $8.17 per share and an aggregate of 515,619 restricted stock units. Therefore, these shareholders will have the ability to influence us through this ownership position. The interests of this group of shareholders may not coincide with the interests of other shareholders.

The resale of certain shares issued in the Envigo Acquisition and covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.

Pursuant to the Shareholders Agreement which we entered with certain former shareholders of Envigo in connection with the Envigo Acquisition, we filed a registration statement registering the resale of 6,964,728 of our common shares held by the shareholders who are parties to the Shareholders Agreement. The resale registration statement permits the resale of these shares at any time and without restriction. The sale, or availability for sale, of our common shares in the public market may adversely affect the prevailing market price of our common shares and may impair our ability to raise additional equity capital. The resale of a substantial number of our common shares in the public market could adversely affect the market price for our common shares and make it more difficult for you to sell our common shares at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, the selling shareholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common shares could have a material adverse effect on our ability to raise additional equity capital.

Anti-takeover provisions in our organizational documents and under Indiana law may discourage or prevent a change in control, even if a sale of us would benefit our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.

Our Second Amended and Restated Articles of Incorporation and Third Amended and Restated Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common shares, harm the market price of our common shares, and diminish the voting and other rights of the holders of our common shares. These provisions include:

●	dividing our board of directors into three classes serving staggered three-year terms;
●	authorizing our board of directors to issue preferred stock and additional common shares without shareholder approval;
●	requiring one or more written demands signed and dated by holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at a special meeting for shareholders to call a special meeting;
●	prohibiting our shareholders from amending our Bylaws; and
●	requiring advance notice for nominating directors at shareholders’ meetings.

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

Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:

●	the liquidity of our common shares;
●	the market price of our common shares;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our common shares;
●	the number of market makers in our common shares;
●	the availability of information concerning the trading prices and volume of our common shares; and
●	the number of broker-dealers willing to execute trades in our common shares.

We have never paid cash dividends and currently do not intend to do so.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Potential payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, limitations in our debt agreements, as well as other factors deemed relevant by our board of directors.

Risks Related to our Merger and Acquisition Activities

We have and may further expand our business through acquisitions, which exposes us to various risks. Our recent acquisitions pose certain incremental risks to the Company.

We have recently completed several acquisitions and continue to review acquisition candidates as part of our continuing business strategy. Factors which may affect our ability to effectively pursue acquisition targets or to grow successfully through completed acquisitions, including our recent acquisitions, include:

●	The inability of the Company to obtain financing for the acquisition of targets;
●	Difficulties and expenses in connection with integrating acquired companies and achieving expected benefits, including as related to the integration of departments, accounting and other systems, technologies, books and records and procedures;
●	Diversion of management’s attention from daily operations to various integration activities;
●	The potential for disruption of prior operations and plans;
●	The risk that acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage ownership of our existing stockholders;
●	The possibility that we may be adversely affected by risks facing the acquired companies, including potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the sellers;
●	Risks associated with the assimilation and retention of employees, including key employees;
●	The potential loss of, or adverse effects on, existing business relationships the acquired business has with suppliers and clients;

●	The potential need to address relevant internal control over financial reporting and disclosure control and procedures matters;
●	Possible deficiencies in operational processes and procedures;
●	Risks associated with carrying a relatively significant level of debt; and
●	The ability of our management team to manage expanded operations to meet operational and financial expectations.

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

Certain of the companies we have acquired were not required to maintain an internal control infrastructure that would meet the standards of a public company, including the requirements of the Sarbanes-Oxley Act of 2002, and we may acquire similar companies in the future. The costs to implement such controls and procedures may be substantial and we could encounter unexpected delays and challenges in this implementation. In addition, we may discover significant deficiencies or material weaknesses in the quality of an acquired company's financial and disclosure controls and procedures which could result in additional costs or adversely affect our business or operating results, and, as has occurred with us, the accounting for acquisitions can be complex and may lead to material weaknesses. For further information related to management’s assessment of internal controls, refer to Item 9A within this Report.

Our due diligence of our recent or future acquisitions may not have identified all pertinent risks, or the full magnitude of such risks, which could materially affect our business, financial condition, liquidity and results of operations.

As part of our merger and acquisition due diligence, we utilize information provided by relevant sellers. As is true with any merger and acquisition transaction, we may not be aware of all liabilities, or the full magnitude of liabilities, of the acquired business at the time of acquisition. Potential incremental liabilities and additional risks and uncertainties related to our recent or future acquisitions not known or fully appreciated by us could negatively and materially impact our future business, financial condition and results of operations.

General Risk Factors

The loss of key personnel could adversely affect our business.

Our success depends to a significant extent upon the efforts of our senior management team and other key personnel. The loss of the services of such personnel could adversely affect our business. Also, because of the nature of our business, our success depends upon our ability to attract, train, manage and retain qualified personnel. There is substantial competition for qualified personnel, and an inability to recruit or retain qualified personnel may impact our ability to grow our business and compete effectively in our industry.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

There are no unresolved comments to be reported in response to Item 1B.

ITEM 2 – PROPERTIES

We own or lease approximately 80 different facilities across seven countries, of which approximately 5% are in Israel, 20% are in the U.K. and Europe and approximately 75% are in the U.S. Our corporate headquarters is in West Lafayette, Indiana. We have one manufacturing location in Wisconsin and we maintain sales and administrative offices in the U.S. and in the U.K.

We believe that our facilities are adequate for our current operations and that suitable additional space will be available if and when needed, including to the extent necessary to expand operations.

Pursuant to the Credit Agreement, as amended, all owned properties are provided as collateral.

ITEM 3 – LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 16 - Contingencies to the Consolidated Financial Statements included in Part II, Item 8 of this Report and is incorporated herein by reference.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are traded on the Nasdaq Capital Market under the symbol “NOTV”. Prior to March 22, 2021, our common shares traded on the Nasdaq Capital Market under the symbol “BASi”.

Shareholders

As of December 30, 2022, there were 483 shareholders of record of our common shares. The number of shareholders of record is based upon the actual number of holders registered on the books of the company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

Dividends

We have never declared or paid cash dividends on our common shares. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. The payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends in our debt agreements, and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Report.

Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, 2022, pursuant to an Stock Purchase Agreement among Inotiv, Inc., Protypia, Inc., and the stockholders of Protypia, Inc., the Company issued 74,997 common shares to the owners of Protypia, Inc. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this Report. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements that may be affected by risks and uncertainties, including those discussed in Item 1A, Risk Factors. Our actual results could differ materially from those discussed in the forward-looking statements, as discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report.

References to fiscal years, years or portions of years in this Item refer to our fiscal year ended September 30, unless otherwise indicated.

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. Our growth initiatives include (1) acquisitions, (2) expansion of existing and acquired businesses, and (3) startup of new services. Prior to fiscal year 2022, our growth initiatives focused on discovery and safety assement (DSA) services, and, as a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”). In addition to growth initiatives in fiscal year 2022, we have also announced site optimization plans in the U.S. and our intent to consult with employee respresentatives for a proposed consolidation of certain European and U.K. sites, in order to enhance margins.

Acquisitions

DSA

We acquired the business of Seventh Wave Laboratories, LLC, in July 2018 (the “Seventh Wave Acquisition”), acquired the toxicology business of Smithers Avanza on May 1, 2019 (the “Smithers Avanza Acquisition”), acquired the preclinical testing business of Pre-Clinical Research Services, Inc. as well as related real property, on December 1, 2019 (the “PCRS Acquisition”), acquired substantially all of the assets of HistoTox Labs, Inc. (“HistoTox Labs”) on April 30, 2021 (the “HistoTox Acquisition”), acquired Bolder BioPATH, Inc. (“Bolder BioPATH”) on May 3, 2021 (the “Bolder Merger”), acquired certain assets related to genetic toxicology services from BioReliance in July, 2021 (the “BioReliance Acquisition”), and completed the purchase of all of the outstanding equity interests in Gateway Pharmacology Laboratories, LLC (“Gateway Laboratories”) on August 2, 2021 (the “Gateway Acquisition”).

During the twelve months ended September 30, 2022, we continued our momentum building Inotiv into a comprehensive provider of preclinical drug discovery and safety assessment services through our strategic acquisitions of Plato BioPharma, Inc. (“Plato”), Integrated Laboratory Systems, LLC (“ILS”), Histion, LLC (“Histion”), Protypia, Inc. (“Protypia”) and our collaboration with Synexa Life Sciences. Plato brings us important new in vivo pharmacology capabilities, ILS complements our BioReliance® genetic toxicology assets and accelerates the buildout of our genetic toxicology offerings as well as expanding our general rodent toxicology capacity. In addition, ILS allows us to provide a computational toxicology service to provide predictive toxicology assessments. Histion accelerates our development and growth into the highly-specialized plastics and medical device histopathology business and Protypia enhances our ability to support clients in the development of safe and effective medicines, particularly in the areas of immuno-oncology and cell and gene therapy by bringing bioanalytical capability to solid tissue specimens. The partnership with Synexa Life Sciences enhances our large molecule bioanalysis and biomarker platform. Over the last few years, we’ve significantly broadened and scaled our DSA business, enabling one-stop-shop preclinical programs and quicker speed to market, positioning Inotiv as a primary contract research provider for our growing client base.

RMS

During the twelve months ended September 30, 2022 and following the Envigo acquisition, we took steps to leverage our existing RMS capacity with the acquisition of Robinson Services Inc.’s (“RSI”) rabbit breeding business and we acquired Orient BioResource Center, Inc. (“OBRC”), which provided access to additional non-human primate facilities. In an environment during which global research model demand outstrips supply, these moves mitigate potential supply bottlenecks as we pursue a multitude of cross-selling and growth opportunities across our integrated services.

Expansions of Existing and Acquired Businesses

During the twelve months ended September 30, 2022, we initiated a facility expansion to our facility in Boulder, Colorado (“Boulder facility”), which was completed in December 2022, we invested in infrastructure, equipment and facility upgrades to increase revenue capacity at our facility in Morrisville, North Carolina (“Morrisville facility”), which was complete in December 2022; and we invested in a buildout of a newly leased 48,000 square foot facility in Rockville, Maryland (“Rockville facility”) to support biotherapeutics and genetic toxicology growth, which is expected to be complete by March 2023. In addition, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement planned and proposed site optimizations and enhance animal welfare. Further, we have filled critical leadership and scientific positions.

New Service Offerings

We announced new service offerings which we are building internally and startup operations, including mechanistic pharmacology and toxicology, safety pharmacology, juvenile toxicology, SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology. In fiscal years 2022 and 2021, we incurred start up costs of $5.7 million and $1.5 million, respectively.

Restructurings and Site Optimization Plans

In addition to two sites that Envigo announced closing prior to our acquisition of Envigo, we announced in June 2022 that we were closing a purpose-bred canine facility in Cumberland, Virgina and a rodent breeding facility in Dublin, Virginia as part of restructuring activities. The rodent breeding operations were consolidated into an existing, recently renovated site. The Cumberland facility closure was completed in September 2022 and the Dublin facility closure was completed in November 2022. On November 29, 2022, the Company announced additional site consolidation plans in the U.S., intent to consult with employee representatives for a proposed consolidation of certain European and U.K. sites, and provided an update on site optimization plans in process. The site optimization plans are intended to allow us to reduce overhead and create efficiencies through scale.

Over the last year, we have continued to improve our infrastructure and platform to support future growth and additional potential acquisitions. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build.

FY 2022 Highlights

●	Revenue grew to $547.7 million during the fiscal year ended September 30, 2022 (“FY 2022”) from $89.6 million during the fiscal year ended September 30, 2021 (“FY 2021”), driven by a $75.7 million rise in DSA revenue and $382.4 million of incremental revenue from our RMS business. Growth resulted primarily from acquisitions and growing customer demands along with favorable pricing.
●	Consolidated net loss for the fiscal year ended September 30, 2022 was $(337.3) million, or (61.6)% of total revenue, compared to consolidated net income of $10.9 million, or 12.2% of total revenue, in FY 2021. The FY 2022 consolidated net loss included a $236.0 million non-cash goodwill impairment charge; $23.0 million of post combination non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan; and $56.7 million of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021.

●	Book-to-bill ratio was 1.33x for the DSA services business.

●	Business Overview

Inotiv is a leading contract research organization dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.

Through our DSA segment, we support the discovery, nonclinical development and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices. Our scientists have skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are companies whose scientists are engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to some of the largest global pharmaceutical companies.

Through our RMS segment, we offer access to a wide range of high-quality small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our contract research organization (“CRO”) business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and access to innovative genetically engineered models and services solutions. We have long-standing relationships with our principal clients, which include biopharmaceutical companies, CROs, and academic and government organizations.

Overview of Financial Information

Revenue for the fiscal year ended September 30, 2022, increased to $547.7 million from $89.6 million in the fiscal year ended September 30, 2021. Acquired businesses contributed approximately $317.2 million of the increased revenue, while the remainder was from organic growth.

During the fiscal year ended September 30, 2022, operating loss increased to $(263.5) million from $(5.6) million in the fiscal year ended September 30, 2021, most significantly driven by a non-cash goodwill impairment charge of $236.0 million related to our RMS segment and an increase of amortization of intangible assets to $30.9 million from $1.8 million in the fiscal year ended September 30, 2021.

Net loss attributable to common shareholders in fiscal year 2022 decreased to $(337.0) million from net income of $10.9 million in fiscal year 2021 due to the increase in operating loss described above, as well as $56.7 million of fair value remeasurement on the embedded derivative component of the convertible notes issued in September 2021 and $23.0 million of post combination stock compensation expense relating to the adoption of the Envigo Equity Plan recognized in connection with the Envigo acquisition.

During fiscal year 2022, our cash flows used in operations was $5.2 million compared to $10.7 million in cash flows provided by operations in fiscal year 2021. Refer to Liquidity and Capital Resources section for analysis of changes.

As of September 30, 2022, the Company had $18.5 million in cash and cash equivalents, a $15.0 million balance on a $15.0 million revolving credit facility, and a $0 balance on a $35.0 million Delay Draw Term Loan (“Additional

DDTL”). The $35 million Additional DDTL was drawn on October 12, 2022, and a portion of the proceeds were used to repay the $15.0 million balance on the revolving credit facility while the remaining was drawn to fund some of the Company’s capital expenditures in 2022 and those planned for 2023. Total debt, net of debt issuance costs, as of September 30, 2022 was $353.7 million, including the balance on the revolving credit facility. We were in compliance with our debt covenants as of September 30, 2022.

For a detailed discussion of our revenue, operating loss, net loss/income and other financial results for the fiscal year ended September 30, 2022, see “Results of Operations” below.

Results of Operations

The following table summarizes the consolidated statement of operations as a percentage of total revenues:

	Fiscal Year Ended September 30,
	2022	2021
Service revenue	37.1%	95.8%
Product revenue	62.9	4.2
Total revenue	100.0	100.0

Cost of services provided [1]	64.4	66.7
Cost of products sold [1]	75.4	58.0
Total cost of revenue	71.3	66.3

Operating expenses	76.8	39.9

Operating income (loss)	(48.1)	(6.3)

Other expense	(16.3)	13.1
Loss before income taxes	(64.4)	6.8
Income tax (expense) benefit	2.8	5.3
Consolidated net (loss) income	(61.6)%	12.2%
Note: Table may not foot due to rounding
[1] Percentage of services and products revenue, respectively

Fiscal Year Ended September 30, 2022 Compared to Fiscal year ended September 30, 2021

(dollars in millions)

	Fiscal Years Ended
	September 30,
	2022	2021	$ Change
Services revenue	$203.0	$85.8	$117.2
Products revenue	344.7	3.8	340.9
Total revenue	$547.7	$89.6	$458.1

DSA

(in millions, except percentages)	Fiscal Year Ended
	September 30,
	2022	2021	$ Change	% Change
Revenue	$165.3	$89.6	$75.7	84.5%
Cost of revenue[1]	(105.9)	(59.4)	(46.5)	78.3
Operating expenses[2]	(30.9)	(14.2)	(16.7)	117.6
Amortization of intangible assets	(6.2)	(1.8)	(4.4)	244.4
Operating income (loss)[2,3,4]	$22.3	$14.2	$8.1	57.0%
Operating income (loss) % of total revenue	4.1%	15.8%
Operating income (loss) % of segment revenue	13.5%	15.8%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment losses shown on the consolidated statement of operations only impact the RMS Segment
[4] Table may not foot due to rounding

DSA revenue increased $75.7 million for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021. Acquisitions added $26.1 million of incremental service revenue in excess of fiscal year 2021 service revenue from acquisitions based upon the baseline revenue prior to the acquisitions. Organic growth generated $49.6 million of DSA incremental service revenue during the twelve months ended September 30, 2022. Of the $165.3 million DSA revenue, the acquisitions of HistoTox Labs, Bolder BioPATH, Plato, ILS, and Protypia generated total separately identifiable revenue in fiscal year 2022 of $52.4 million. Upon acquisition, Gateway Laboratories and Histion were integrated into previously-existing entities. Therefore, revenue produced by these entities is not separately identifiable.

In the fiscal year ended September 30, 2022, we experienced an increase in study cancellations in our DSA segment due primarily to compounds, which were not yet available for testing, and due to delayed studies as a result of lack of funding. When contracts are terminated, we are generally able to recover, at minimum, our invested costs. Despite an increased trend in cancellations, our flexibility has enabled us to replace the cancelled or postponed studies with studies from other clients.

DSA operating income increased by $8.1 million in fiscal year 2022 compared to fiscal year 2021 primarily due to higher revenues as a result of acquisitions, favorable pricing and our investments in the DSA business designed to increase margins and capacity to enhance our ability to meet growing customer demand. Additionally, operating expenses, including selling, general and administrative and other operating expense, increased primarily due to increases in general and administrative expenses from the overall growth in the business as a result of acquisitions and internal growth, which included an increase of $4.2 million in startup costs compared to fiscal year 2021. Amortization of intangibles increased year over year primarily as a result of additional acquired intangible assets since September 30, 2021, as well as a full year impact of intangible assets acquired during fiscal year 2021.

RMS

(in millions, except percentages)	Fiscal Year Ended
September 30,
2022
Revenue	$382.4
Cost of revenue[1]	(284.6)
Operating expenses[2]	(26.4)
Amortization of intangible assets	(24.7)
Goodwill impairment loss[3]	(236.0)
Operating income (loss)[2,3,4]	$(189.3)
Operating income (loss) % of total revenue	(34.6)%
Operating income (loss) % of segment revenue	(49.5)%
Operating loss % of segment revenue
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment losses shown on the consolidated statement of operations only impact the RMS Segment
[4] Table may not foot due to rounding

RMS revenue was $382.4 million for the twelve months ended September 30, 2022. The acquisitions of Envigo, RSI and OBRC added $291.1 million of incremental acquisition revenue based upon the baseline revenue prior to the acquisitions, and internal growth generated $91.3 million of additional revenue in the RMS segment during fiscal year 2022. RMS revenue in the twelve months ended September 30, 2022 reflected one partial and three full quarters of contribution from Envigo, which was acquired on November 5, 2021, three full quarters of contribution from RSI, which was acquired on December 29, 2021, and one partial and two full quarters of contribution from OBRC, which was acquired on January 27, 2022.

RMS operating loss was $189.3 million in fiscal year 2022. The loss includes non-cash charges for goodwill impairment of $236.0 million, $24.7 million intangible amortization related to intangible assets acquired through the acquisitions of Envigo, RSI and OBRC, $11.1 million of depreciation expense and $10.2 million amortization of inventory step-up related to inventory acquired through the acquisitions of Envigo and OBRC. The sustained reduction in our stock price caused the Company to evaluate the carrying value of our goodwill as of fiscal year end. As a result of our impairment assessment, the Company determined that the carrying amount of goodwill attributed to our RMS segment was in excess of its fair value. Additionally, the RMS segment results include restructuring costs of $8.6 million related to the closure of our Dublin facility and Cumberland facility

Unallocated Corporate

(in millions, except percentages)	Fiscal Year Ended
	September 30,
	2022	2021	$ Change	% Change
Operating expenses[1]	(96.4)	(19.8)	(76.6)	386.9
Operating loss[2]	$(96.4)	$(19.8)	$(76.6)	386.9%
Operating loss % of total revenue	(17.6)%	(22.1)%
[1] Operating expenses includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The increase in unallocated corporate costs to $96.4 million, compared to $19.8 million in fiscal year 2021, was primarily related to increased costs associated with additional headcount, recruiting and relocation expense, higher compensation expense, acquisition and integration costs and post combination stock compensation expense relating to the adoption of the Envigo Equity Plan recognized in connection with the Envigo acquisition of $23.0 million.

Other Expense

Other (expense) income decreased by $73.9 million for fiscal year 2022 compared to fiscal year 2021. The decrease is primarily due to the loss of $(56.7) million in fiscal year 2022 of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021 compared to the gain of $8.4 million in fiscal year 2021 of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021. For additional information, see “Capital Resources – Convertible Senior Notes” below. There was also an increase in interest expense of $28.0 million in fiscal year 2022 compared to fiscal year 2021 as a result of the increased debt balance as a result of the additional debt obtained in connection with the acquisitions of Envigo, ILS and OBRC.

Income Taxes

Our effective income tax rates for fiscal year 2022 and 2021 were 4.3% and (78.0)%, respectively. The benefit recorded for each period was $15.2 million and $4.8 million, respectively. The benefit from income taxes for fiscal year 2022 primarily relates to deferred tax benefits on the pre-tax loss, off set primarily by the impact on tax expense of certain non-deductible permanent book to tax differences related to goodwill impairment, loss on fair value remeasurement of the embedded derivative component of the convertible notes, compensation, and other permanent items. The benefit from income taxes for fiscal year 2021 related primarily to a change in valuation allowance resulting from the Bolder BioPATH acquisition on May 3, 2021.

Consolidated net (loss) income

As a result of the above described factors, we had a consolidated net loss of $337.3 million for the twelve months ended September 30, 2022 as compared to consolidated net income of $10.9 million during the twelve months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company has cash and cash equivalents of approximately $18.5 million.

The Company experienced cash used from operating activities in fiscal 2022 which was primarily driven by an increase in working capital, more specifically an increase in inventory and prepaid deposits.  These increases in working capital are driven by the timing of prepaid deposits for future NHP shipments, the shipment of NHPs and the collection of cash as it relates to the shipments to customers. The Company also announced the closure of two sites, Cumberland and Dublin, in fiscal 2022 which required additional operating cash outflows during fiscal 2022.  Those sites were exited in September and December 2022, respectively.  As such, the resulting operating efficiencies from those site closures will benefit fiscal 2023, as well as savings of the additional one-time cash outflows previously incurred to close the site.  Additionally, the Company had $16.1 million of acquisition and integration costs incurred in fiscal 2022 as a result of the seven acquisitions that it closed during fiscal 2022.

The Company currently does not have any significant acquisitions planned in fiscal 2023. For additional information regarding the Company’s ongoing liquidity assessment, see Events Subsequent to September 30, 2022 – Liquidity section below.

Management believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to its Senior Term Loan for at least the next twelve months. In order to achieve net positive operating cash flows, the Company believes it will need to continue to sell a majority of its existing Cambodian NHP inventory. See Note 7- Debt for further information about our existing credit facilities and requirements under its debt covenants. The

Company’s liquidity needs thereafter will depend, among other things, on the timing of NHP shipments, its ability to import NHPs and its ability to generate cash from operations.

Comparative Cash Flow Analysis

As of September 30, 2022, we had cash and cash equivalents, including restricted cash, of $19.0 million compared to $156.9 million as of September 30, 2021. As of September 30, 2022, we had a $15 million balance on our revolving credit facility. In addition, as of September 30, 2021, we had $5.0 million available on our general line of credit and $1.3 million available on our capex line of credit.

Net cash used by operating activities was $(5.2) million for the year ended September 30, 2022, compared to net cash provided by operating activities of $10.7 million for the year ended September 30, 2021. Contributing factors to our cash used by operations for fiscal year ended September 30, 2022 were consolidated net loss of $(337.3) million, noncash charges of $236.0 million for goodwill impairment loss, $56.7 million for loss on fair value remeasurement of embedded derivative, $49.3 million for depreciation and amortization, $24.2 million for stock compensation expense, $10.2 million for amortization of inventory fair value step-up, $5.3 million of non-cash interest and accretion expense, and $8.5 million for other non-cash operating charges, partially offset by $(17.8) million for changes in deferred taxes and $(40.3) million for changes in operating assets and liabilities. Refer to the Statement of Cash Flows within this Report for further details of net cash used by operating activities.

Investing activities used $(333.7) million for the fiscal year ended September 30, 2022 compared to net cash used by investing activities of $(54.1) million for the fiscal year ended September 30, 2021. Contributing factors to our cash used by investing activities for fiscal year ended were capital expenditures of $(36.3) million, $0.3 million of proceeds from the sale of equipment and $(297.7) million of cash paid in acquisitions, net of cash acquired.

Capital expenditures for the DSA segment relate to infrastructure, equipment and facility upgrades to provide expanded capacity for our Boulder and Morrisville facilities, the buildout of our new Rockville facility to support biotherapeutics and genetic toxicology growth. Further, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement planned and proposed site optimizations and enhance animal welfare.

Financing activities provided $203.2 million during the fiscal year ended September 30, 2022 compared to $198.8 million during the fiscal year ended September 30, 2021. Contributing factors included $240.0 million in borrowings on senior term notes and delayed draw term loans, $34.0 million in borrowings on the revolving credit facility, partially offset by $(36.8) million in payments of long-term debt related to the extinguishment of the FIB Term Loans, $(19.0) million in payments on the revolving credit facility, $(10.1) million in payments of debt issuance costs, $(2.2) million in payments on promissory notes, $(1.8) million in payments on senior term notes and delayed draw term loans and $(1.1) of other financing activities, net.

Capital Resources

Credit Facility

On November 5, 2021, the Company, certain of the subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving credit facility in the original principal amount of $15.0 million. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

Prior to the Second Amendment and Third Amendment (as defined below), the Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Interest expense was accrued at an effective rate of 9.83% through September 30, 2022.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving credit facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed draw loan facility. In each case, such fee shall be paid quarterly in arrears.

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

On January 7, 2022, the Company drew $35.0 million on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35.0 million is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Interest expense was accrued at an effective rate of 9.89% through September 30, 2022.

As of September 30, 2022, the Company had an outstanding balance of $15.0 million on the revolving credit facility.

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

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 9.83% through September 30, 2022. .

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

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of September 30, 2022 and September 30, 2021 is detailed in the table below.

	As of:
(in millions)	September 30, 2022	September 30, 2021
FIB Term Loans	$—	$36.2
Seller Note – Bolder BioPath	0.8	1.5
Seller Note – Smithers Avanza	—	0.3
Seller Note – Preclinical Research Services	0.6	0.7
Seller Note – Plato BioPharma	1.5	—
Seller Payable - Orient BioResource Center	3.5	—
Seller Note – Histion	0.4	—
Seller Note – Protypia	0.6	—
Economic Injury Disaster Loan	0.1	—
Convertible Senior Notes	105.0	131.7
Term Loan Facility, Initial DDTL and Incremental Term Loans	238.2	—
	350.7	170.3
Less: Current portion	(8.0)	(9.7)
Less: Debt issue costs not amortized	(12.0)	(6.5)
Total Long-term debt	$330.7	$154.1
Note: Table may not foot due to rounding

Refer to Note 7 – Debt for the combined aggregate amount of maturities over the next five years.

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

As part of the acquisition of Protypia, Inc. (“Protypia”), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $0.6 million. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of January 7, 2024.

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

The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per $1 thousand principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of September 30, 2022 and 2021, there are $5,060 and $5,909 in unamortized debt issuance costs related to the Convertible Senior Notes, respectively. For the year ended September 30, 2022, the total interest expense was $10,624, including coupon interest expense of $4,613, accretion expense of $5,162, and the amortization of debt discount and issuance costs of $849.

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

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 13 – Equity), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021 which resulted in a fair value measurement of $88.6 million and a loss on remeasurement included in other income (loss) for the twelve months ended September 30, 2022 of $56.7 million. The embedded derivative liability of $78.3 million was then reclassified to additional paid-in capital in accordance with ASC 815.

Inflation

We do not believe that inflation has had a material adverse effect on our business, operations or financial condition.

Events Subsequent to September 30, 2022

●	On October 12, 2022, the Company borrowed the full amount of its existing $35.0 million delayed draw term loan facility under its credit agreement. A portion of the proceeds was used to repay the $15.0 million balance on the Company’s revolving credit facility.
●	On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida has criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. Due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and continuing as of the date of this release, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts can evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred.
●	On November 29, 2022, the Company announced additional site consolidation plans in the U.S. and its intent to consult with employee representatives for a proposed consolidation of certain European and U.K. sites and provided an update on site optimization plans in process.
●	On December 8, 2022, the Company announced the opening of the second phase of its lab facility in Rockville, MD, the scheduled opening date of January 2023 for its pathology campus and training center in Kalamazoo, MI, and the opening and occupancy of the site expansion at its facility in Boulder, CO.
●	On December 12, 2022, the Company issued a press release discussing the impact of the Cambodian NHPs matters on its business, as well as the Company’s perspective on the impact to the industry.
●	On December 29, 2022, the Company entered into a Second Amendment to the Credit Agreement. Refer to Note 18 – Subsequent Events for further detail.
●	On January 9, 2023, the Company entered into a Third Amendment to the Credit Agreement. Refer to Note 18 – Subsequent Events for further detail.

Temporarily Suspended or Limited Operations

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. Also as previously disclosed, two of the Company’s subsidiaries, Orient BioResource Center and Envigo Global Services, Inc., companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, had received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S. The Company has been fully cooperating, and will continue to cooperate, with USAO-SDFL.

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the Supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through the date of its Annual Report on Form 10-K, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts can evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. The Company has shipments of its Cambodian NHP inventory scheduled, which will be resumed once existing inventory can be reasonably determined to be purpose-bred.

Of the Company’s total revenue of $547.7 million in fiscal 2022, approximately $140 million was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 18 – Subsequent Events for further discussion of anticipated impacts.

Liquidity

As of September 30, 2022, the Company has cash and cash equivalents of approximately $18.5 million. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement discussed in Note 7 to these consolidated financial statements resulting in, among other things a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, we took steps to improve our liquidity, which included negotiating an amendment to our Credit Agreement to reinstate our ability to borrow under our revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available. During the three months ended December 31, 2022, the Company announced the completion of the closure of the Cumberland and Dublin, Virginia facilities and announced further intended site optimizations plans for 2023 and 2024, including two U.S. facilities, which have been approved, and two European facilities, which are subject to approval. Further, the Company has communicated price increases that will begin in January 2023. The Company also took steps in reducing our 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. As a result, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. In order to achieve the forecasted operating cash flows, the Company believes it will need to begin shipping its existing Cambodian NHP inventory. See Note 7- Debt and Note 18 – Subsequent Events for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants thereafter will depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

Critical Accounting Policies and Significant Judgments and Estimates

"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Liquidity and Capital Resources" is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.). The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements contained in Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements:

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into two revenue streams, service revenue and product revenue. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements. In accordance with ASC 606, the Company determines appropriate revenue recognition by completing the following steps: (i) identifiying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating of the transaction price to the performance obligations in the contract; and (v) recognizing revenue when or as the Company satisfies a performance obligation.

Service revenue

DSA

The Company enters into contracts with clients to provide drug discovery and development services. The Company also offers archive storage services to its clients. The Company’s fixed fee arrangements may involve nonclinical research services (e.g., toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. In determining the appropriate amount of revenue to recognize over time, the Company forecasts remaining costs related to the contracts with customers. In order to forecast the remaining costs, the Company reviews the billings compared to original cost estimates, meets with project managers and updates cost estimates in relation to any scope changes requested by the client.

The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within fees invoiced in advance on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings and classified within trade receivables and contract assets on the consolidated balance sheets.

Our service contracts typically establish an fixed fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at minimum, our invested costs plus an appropriate margin when contracts are terminated.

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

RMS

Product revenue included research models, diets and bedding and bioproducts. Research models revenue represents the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers, and large-animal models. Diets and bedding revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable customers have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a customer. The performance obligations, including associated freight to deliver products, are met based agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is less than one year.

Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company uses a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

As of November 5, 2021, with the acquisition of Envigo, the Company adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred.

Goodwill and Intangible Assets

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to the fair value. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets. Customer relationship intangible assets are the most significant identifiable definite-lived asset acquired. To determine the fair value of the acquired customer relationships, the Company typically utilizes the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue growth rates, operating income margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital.

Goodwill represents the difference between the purchase price and the fair value of assets acquired and liabilities assumed when accounted for using the acquisition method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, utilizing an assessment date of September 30th, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, gross margin, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2022.

Definite-lived intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized and qualitatively reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If quantitative determination of recoverability is required, recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. If the carrying amount exceeds the outcome of the analysis of undiscounted cash flows, impairment is measured through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Long-lived Tangible Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

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

The projected benefit obligation and funded position of the defined benefit plan is estimated by actuaries and the Company recognizes the funded status of its defined benefit plan on its consolidated balance sheets and recognizes gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss), net of tax. The Company measures plan assets and obligations as of the date of the Company’s year-end consolidated balance sheet, using assumptions to anticipate future events.

The expected return on plan assets is determined using the fair value or calculated value of plan assets.

Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the consolidated financial statements (see Note 9 – Post-employment Benefits).

Our significant accounting policies, including new accounting pronouncements, are described in more detail in Note 2 of the Notes to Consolidated Financial Statements included in response to Item 8 of this Report.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 30, 2022, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at September 30, 2022, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.4 million pre-tax reduction in net earnings over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our September 30, 2022 cash balance by approximately $1.0 million and our revenue by approximately $7.6 million for the twelve months ended September 30, 2022.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Inotiv, Inc. (the Company) as of September 30, 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for the year ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition for Over Time Service Contracts

Description of the matter

For the year ended September 30, 2022, the Company recorded service revenue of $203.0 million. As described in Note 2 to the consolidated financial statements, the Company derives a portion of its revenues from service revenue contracts which include fixed fee arrangements. Certain of these service revenue contracts are recognized over time (“Over Time Service Revenue Contracts”) using the input method based on the ratio of direct costs incurred to date under the contract to total estimated direct costs expected to be incurred to complete the contract.

Auditing the revenue recognition related to Over Time Service Revenue Contracts can be challenging due to the judgment by management in determining the timing of recognition of revenue as services are provided, including the Company’s estimate of expected costs to be incurred by completion of the contract. Auditing the estimate of expected costs involved a high degree of auditor judgment and increased audit effort due to the assessment of the current status of the contract and determination of the remaining cost to complete have on the amount of revenue recognized.

How we addressed the matter in our audit

Our audit procedures relating to management’s estimates included, among others, selecting a sample of contracts and comparing the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers. We tested costs incurred and applied to contracts for accuracy, existence, completeness, and proper classification. We evaluated the reasonableness of management’s forecast of remaining costs for the selected contracts, which included understanding the current status of the contract, comparing current estimated costs to original estimates and corroborating our understanding of the status and remaining cost estimates of projects through discussions with project managers.  Lastly, we evaluated the reasonableness of management’s estimate by comparing final contract costs to cost estimates for historical in-process service contracts completed in the current year.

Valuation of Intangible Assets Acquired in Envigo Business Combination

Description of the matter

As discussed in Note 3 to the consolidated financial statements, the Company completed the acquisition of Envigo RMS Holding Corp. (“Envigo”) on November 5, 2021, for a purchase price of $674.6 million. The Company measured the assets acquired and liabilities assumed at fair value, which resulted in the recognition of $300.0 million of intangible assets, comprised of $251.0 million of customer relationships and $49.0 million of technology associated with the ability to produce and care for research models.

Auditing the valuation of the acquired intangible assets was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions required to estimate the fair values. In particular, the fair value measurement of customer relationships was sensitive to management's forecasts of revenue growth rates, gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin, customer survival rate, and discount rate used to estimate the discounted cash flows. The fair value measurement of the technology assets was sensitive to management's forecasts of revenue growth rates, royalty rates and discount rate used to estimate the discounted cash flows.

How we addressed the matter in our audit

To test the fair value estimates of the customer relationships and technology intangible assets, we performed audit procedures which included, among others, evaluating the prospective financial information (“PFI”) used in the valuation models, testing the completeness and accuracy of the underlying data and evaluating the Company’s use of valuation methodologies.  Our procedures to assess the PFI used in the valuation models, included evaluating the key assumptions discussed above, by comparing them to industry and economic trends and historical results of the acquired business. We performed sensitivity analyses to evaluate the impact of changes in the key assumptions to the valuation of the acquired intangible assets. We involved our valuation specialists to assist in our evaluation of the reasonableness of the significant assumptions used in the fair value estimates as well as to independently calculate fair value estimates for the acquired intangible assets to compare to the Company’s recorded amounts. Lastly, we evaluated the appropriateness of the Company’s related disclosures.

Valuation of Goodwill – RMS Reporting Unit

Description of the matter

At September 30, 2022, the Company's goodwill was $157.8 million. As described in Notes 2 and 6 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performs its annual goodwill impairment testing on September 30 of each year. During the year, the Company recorded impairment of $236.0 related to its RMS reporting unit.

Auditing management’s annual goodwill impairment test for RMS was complex and required significant auditor judgment due to the significant estimation required to determine the fair value of the RMS reporting unit and sensitivity of the fair value estimate to the significant assumptions such as management’s forecasts of revenue growth rates, gross margin, EBITDA margin and weighted average cost of capital, which are affected by expectations about future market or economic conditions.

How we addressed the matter in our audit

To test the fair value of the Company's RMS reporting unit, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its analysis.  We compared the significant assumptions used by management to historical results, industry and economic trends, and assumptions used in other estimates. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the RMS reporting unit that would result from changes in the assumptions. In performing our testing, we utilized our valuation specialists to assist us in evaluating the reasonableness of the Company's significant assumptions. In addition, we tested management's reconciliation of the fair value of the RMS reporting unit and other reporting unit to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2021.

Indianapolis, IN

January 12, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

Inotiv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inotiv, Inc. (the Company) as of September 30, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company’s auditor from 2013 to 2021.

Indianapolis, Indiana

December 21, 2021

INOTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	As of September 30,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$18,515	$138,924
Restricted cash	465	18,000
Trade receivables and contract assets, net of allowances for credit losses of $6,268 and $668, respectively	100,073	28,364
Inventories, net	71,441	602
Prepaid expenses and other current assets	42,483	3,129
Total current assets	232,977	189,019

Property and equipment, net	186,199	47,978
Operating lease right-of-use assets, net	32,489	8,358
Goodwill	157,825	51,927
Other intangible assets, net	345,886	24,233
Other assets	7,524	341
Total assets	$962,900	$321,856

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,695	$6,163
Accrued expenses and other liabilities	35,801	8,968
Capex line of credit	—	1,749
Revolving credit facility	15,000	—
Fees invoiced in advance	68,642	26,614
Current portion of long-term operating lease	7,982	1,959
Current portion of long-term debt	7,979	9,656
Total current liabilities	164,099	55,109
Long-term operating leases, net	24,854	6,554
Long-term debt, less current portion, net of debt issuance costs	330,677	154,209
Other long-term liabilities	6,477	512
Deferred tax liabilities, net	77,027	344
Total liabilities	603,134	216,728

Contingencies (Note 16)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at September 30, 2022 and 19,000,000 shares at September 30, 2021; 25,598,289 issued and outstanding at September 30, 2022 and 15,931,485 at September 30, 2021	6,362	3,945
Additional paid-in capital	707,787	112,198
Accumulated deficit	(348,277)	(11,015)
Accumulated other comprehensive loss	(5,500)	—
Total equity attributable to common shareholders	360,372	105,128
Noncontrolling interest	(606)	—
Total shareholders’ equity and noncontrolling interest	359,766	105,128
Total liabilities and shareholders’ equity and noncontrolling interest	$962,900	$321,856

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Years Ended
	September 30,
	2022	2021
Service revenue	$202,978	$85,832
Product revenue	344,678	3,773
Total revenue	$547,656	$89,605
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	130,696	57,262
Cost of products sold (excluding amortization of intangible assets)	259,748	2,187
Selling	16,650	3,517
General and administrative	82,436	23,230
Amortization of intangible assets	30,888	1,768
Other operating expense	54,685	7,259
Goodwill impairment loss	236,005	—
Operating loss	$(263,452)	$(5,618)
Other (expense) income:
Interest expense	(29,704)	(1,683)
Other (expense) income	(59,293)	13,420
(Loss) income before income taxes	$(352,449)	$6,119
Income tax benefit	15,187	4,776
Consolidated net (loss) income	$(337,262)	$10,895
Less: Net income (loss) attributable to noncontrolling interests	(244)	—
Net (loss) income attributable to common shareholders	$(337,018)	$10,895

(Loss) income per common share
Net (loss) income attributable to common shareholders:
Basic	$(13.84)	$0.83
Diluted	$(13.84)	$0.19

Weighted-average number of common shares outstanding:
Basic	24,354	13,191
Diluted	24,354	13,865

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Fiscal Year Ended
	September 30,
	2022	2021
Consolidated net (loss) income	$(337,262)	$10,895
Foreign currency translation	(8,115)	—
Defined benefit plans:
Actuarial gains, net of tax	2,725	—
Foreign currency translation	(110)	—
Other comprehensive loss, net of tax	(5,500)	—
Consolidated comprehensive (loss) income	(342,762)	10,895
Less: Comprehensive income (loss) attributable to non-controlling interests	(244)	—
Comprehensive (loss) income attributable to common stockholders	$(342,518)	$10,895

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except number of shares)

							Accumulated
					Additional		Other	Non-	Total
	Preferred Shares		Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2020	25	$25	10,977,675	$2,706	$26,775	$(21,910)	$—	$—	$7,596
Consolidated net income	—	—	—	—	—	10,895	—	—	10,895
Preferred stock conversion	(25)	(25)	12,500	3	22	—	—	—	—
Stock issued in acquisition	—	—	1,633,558	409	35,224	—	—	—	35,633
Stock based compensation	—	—	129,385	32	1,754	—	—	—	1,786
Issuance of stock under employee stock plans	—	—	134,250	34	212	—	—	—	246
Equity Raise, net of fees of $2,776	—	—	3,044,117	761	48,211	—	—	—	48,972
Balance at September 30, 2021	—	$—	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net loss	—	—	—	—	—	(337,262)	—	244	(337,018)
Stock issued in acquisitions	—	—	9,573,210	2,393	493,035	—	—	—	495,428
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	—	—	(880)	(880)
Issuance of stock under employee stock plans	—	—	93,594	24	94	—	—	—	118
Stock based compensation	—	—	—	—	24,202	—	—	—	24,202
Actuarial gains (net of tax)	—	—	—	—	—	—	2,725	—	2,725
Foreign currency translation adjustment	—	—	—	—	—	—	(8,225)	—	(8,225)
Other	—	—	—	—	—	—	—	30	30
Reclassification of convertible note embedded derivative to equity (Note 7)	—	—	—	—	78,258	—	—	—	78,258
Balance at September 30, 2022	—	$—	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years Ended
	2022	2021
Operating activities:
Consolidated net (loss) income	$(337,262)	$10,895
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	49,324	6,268
Employee stock compensation expense	24,202	1,786
Gain on tax benefit due to acquisitions	—	(4,985)
Changes in deferred taxes	(17,835)	—
Provision for doubtful accounts	1,306	208
Amortization of debt issuance costs and original issue discount	2,257	—
Noncash interest and accretion expense	5,316	—
Loss (Gain) on fair value remeasurement of embedded derivative	56,714	(8,362)
Other non-cash operating activities	781	14
Goodwill impairment loss	236,005
Loss on debt extinguishment	877	—
Non-cash amortization of inventory fair value step-up	10,246	—
Non-cash restructuring costs	3,129	—
Financing lease interest expense	—	184
Gain on extinguishment of PPP loan	—	(4,851)
Changes in operating assets and liabilities:
Trade receivables and contract assets	(23,838)	(11,951)
Inventories	(35,198)	98
Prepaid expenses and other current assets	(20,054)	(780)
Operating lease right-of-use assets and liabilities, net	824	(54)
Accounts payable	(8,042)	2,619
Accrued expenses and other liabilities	14,662	5,103
Fees invoiced in advance	25,962	14,554
Other asset and liabilities, net	5,407	—
Net cash (used in) provided by operating activities	(5,217)	10,746

Investing activities:
Capital expenditures	(36,300)	(12,472)
Proceeds from sale of equipment	290	2
Cash paid in acquisitions	(297,712)	(41,590)
Net cash used in investing activities	(333,722)	(54,060)

Financing activities:
Payments on finance lease liability	—	(286)
Payments of long-term debt	(36,777)	(4,153)
Payments of debt issuance costs	(10,067)	(6,223)
Payments on promissory notes	(2,166)	—
Payments on revolving credit facility	(19,000)	—
Payments on senior term notes and delayed draw term loans	(1,800)	—
Borrowings on long-term loan	—	18,305
Borrowings on convertible senior notes	—	122,036
Borrowings on convertible senior notes, restricted cash	—	18,000
Borrowings on revolving loan facility	34,000	—
Borrowings on senior term notes and delayed draw term loans	240,000	—
Proceeds from exercise of stock options	118	246
Proceeds from issuance of common stock, net	—	48,971
Repayment of PPP loan	—	(200)
Borrowing on capex line of credit	—	2,136
Other, net	(1,157)	—
Net cash provided by financing activities	203,151	198,832

Effect of exchange rate changes on cash and cash equivalents	(2,156)	—

Net (decrease) increase in cash and cash equivalents	(137,944)	155,518
Cash, cash equivalents, and restricted cash at beginning of period	156,924	1,406
Cash, cash equivalents, and restricted cash at end of period	$18,980	$156,924

Noncash financing activity:
Seller financed acquisition	$6,888	$1,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,063	$1,267
Income taxes paid, net	$479	$8

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share amounts, unless otherwise indicated)

1.DESCRIPTION OF THE BUSINESS

Inotiv, Inc. and its subsidiaries (“We,” “Our,” “us,” the Company,” “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and we completed our initial public offering in 2000. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on the Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana, 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotivco.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.

Temporarily Suspended or Limited Operations

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (“November 16, 2022 event”). Also as previously disclosed, two of the Company’s subsidiaries, Orient BioResource Center and Envigo Global Services, Inc., companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, had received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S. The Company has been fully cooperating, and will continue to cooperate, with USAO-SDFL.

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the Supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through the date of its Annual Report on Form 10-K, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts can evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. The Company has shipments of its Cambodian NHP inventory scheduled, which will be resumed once existing inventory can be reasonably determined to be purpose-bred.

Of the Company’s total revenue of $547,656 in fiscal year ended September 30, 2022, approximately $140,000 was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 18 – Subsequent Events for further discussion of anticipated impacts.

Liquidity

As of September 30, 2022, the Company has cash and cash equivalents of approximately $18,515. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement discussed in Note 7 to these consolidated financial statements resulting in, among other things a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available. During the three months ended December 31, 2022, the Company announced the completion of the closure of the Cumberland and Dublin, Virginia facilities and announced further intended site optimizations plans for 2023 and 2024, including two U.S. facilities, which have been approved, and two non-U.S. facilities, which are subject to approval. Further, the Company has communicated price increases that will begin in January 2023. The Company also took steps in reducing its 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. As a result, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. In order to achieve our forecasted operating cash flows, the Company believes it will need to begin shipping its existing Cambodian NHP inventory. See Note 7 – Debt and Note 18 – Subsequent Events for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants thereafter will depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The Company consolidates a variable interest entity (“VIE”) as a result of the Envigo acquisition. The VIE does not materially impact our net assets or net (loss) income.

The Company accounts for noncontrolling interests in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). ASC 810 requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the parent’s equity. The noncontrolling interests’ portion of net income (loss) is presented on the consolidated statements of operations.

Comprehensive loss for the year and period presented is comprised of consolidated net loss plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current year actuarial gains (losses) and prior service costs in connection with the Company’s defined benefit plan.

Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations, in operating income. The Company records gains and losses from re-measuring intercompany loans in other income (expense) in the consolidated statement of operations. Translation adjustments are excluded from the determination of net income and are recorded as a separate component of equity within accumulated other comprehensive loss in the consolidated financial statements. Foreign exchange losses recorded in other income (expense) on the statement of operations for fiscal year ended September 30, 2022 are $1,907 and $0, respectively.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation, including segment reporting updates as a result of the Envigo acquisition, reclassification of start-up costs and research and development expenses reclassified to other operating expense, reclassification of amortization of intangible assets to a separate financial statement line item. These reclassifications had no effect on the reported results of operations.

Segment Reporting

The Company reports its results in two reportable segments: Discovery and Safety Assessment (DSA) and Research Models and Services (RMS). The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, regulated and non-regulated (GLP and non-GLP) safety assessment services and internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. The Company’s RMS reportable segment includes research models, research model services and Teklad diets and bedding. bioproducts and Genetically Engineered Models and Services (“GEMS”). Research Models includes the commercial production and sale of small research models, the supply of large research models and biological products (“bioproducts”), including serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Research Model Services include GEMS, which includes the performance of contract breeding and other services associated with genetically engineered models, client-owned animal colony care, and health monitoring and diagnostics services related to research models.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into two revenue streams, service revenue and product revenue. At contract inception the Company assesses the services promised in the contract with the clients to identify performance obligations in the arrangements. In accordance with ASC 606, the Company determines appropriate revenue recognition by completing the following steps: (i) identifiying the contract(s) with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating of the transaction price to the performance obligations in the contract; and (v) recognizing revenue when or as the Company satisfies a performance obligation.

Service revenue

DSA

The Company enters into contracts with clients to provide drug discovery and development services. The Company also offers archive storage services to its clients. The Company’s fixed fee arrangements may involve nonclinical research services (e.g., toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. In determining the appropriate amount of revenue to recognize over time, the Company forecasts remaining costs related to the contracts with customers. In order to forecast the remaining costs, the Company reviews the billings compared to original cost estimates, meets with project managers and updates cost estimates in relation to any scope changes requested by the client.

The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within fees invoiced in advance on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings and classified within trade receivables and contract assets on the consolidated balance sheets.

Our service contracts typically establish a fixed fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our annual results. We are generally able to recover, at minimum, our invested costs plus an appropriate margin when contracts are terminated.

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

RMS

Product revenue includes research models, diets and bedding and bioproducts. Research models revenue represents the commercial production and sale of research models, principally purpose-bred rats and mice for use by researchers, and large-animal models. Diets and bedding revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable customers have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a customer. The performance obligations, including associated freight to deliver products, are met based agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the customers pay for the product is less than one year.

Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less and consist primarily of amounts invested in money market funds and bank deposits.

Restricted Cash

Restricted cash generally consists of amounts held by our creditors. For the fiscal year ended September 30, 2021, the Company had $18,000 of restricted cash held by First Internet Bank of Indiana pursuant to its credit facility with the Company.

Trade receivables and contract assets, net of allowances for credit losses

The Company records trade receivables and contract assets, net of an allowance for credit losses. A contract asset is recorded when a right to consideration in exchange for goods or services transferred to a customer is conditioned other than the passage of time. Trade receivables are recorded separately from contract assets since only the passage of time is required before consideration is due. The allowance for credit losses is determined each fiscal quarter based on the creditworthiness of its customers, historical collection patterns and economic conditions. Amounts deemed to be uncollectible are reserved or written off against the allowance.

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

During the fiscal year ended September 30, 2022, one customer related to the RMS segment accounted for 28.2% of total revenue. During the fiscal year ended September 30, 2021, no customer accounted for more than 10% of total revenue. During the fiscal year ended September 30, 2022, one vendor related to the RMS segment accounted for 19.7% of the sum of cost of services and cost of products. During the fiscal year ended September 30, 2021, no vendor accounted for more than 10% of cost of revenues. Refer to Note 1 for further information related to this vendor and the potential impact to the Company’s business.

Fair Value of Financial Instruments

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

Valuation methodologies used for assets and liabilities measured or disclosed at fair value are disclosed in Note 7 – Debt and Note 9 – Post-employment Benefits.

Inventories

Inventories consist primarily of research models stock, biomedical products, diets and bedding, and are stated at the lower of cost or net realizable value using the average costing methodology. The determination of net realizable value is assessed using the selling price of the products. Provisions are recorded to reduce the carrying value of inventory determined to be unsalable.

Property and Equipment

Property and equipment, net, including improvements that significantly add to productive capacity or extend useful life, are carried at cost and are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Leasehold buildings and improvements are depreciated over the lesser of its estimated useful life or remaining lease term. The cost of normal, recurring, or periodic repairs and maintenance activities related to property and equipment is expensed as incurred.

When the Company disposes of property and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheet and includes any resulting gain or loss recorded in other (expense) income, net in the accompanying consolidated statements of income.

The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Estimated Useful Lives
Land	Indefinite
Land improvements	5 - 20
Buildings and building improvements	2 - 40
Machinery and equipment	1 - 15
Furniture and fixtures	1 - 11
Computer hardware and software	1 - 10
Vehicles	1 - 5

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. The Company allocates the amounts that it pays for each acquisition to the assets acquired, liabilities assumed and noncontrolling interests based on their fair values at the dates of acquisition, including identifiable intangible assets, which typically represents a significant portion of the purchase price.

Goodwill and Intangible Assets

We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to the fair value. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets. Customer relationship intangible assets are the most significant identifiable definite-lived asset acquired. To determine the fair value of the acquired customer relationships, the Company typically utilizes the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue growth rates, operating income margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital.

Goodwill represents the difference between the purchase price and the fair value of assets acquired and liabilities assumed when accounted for using the acquisition method of accounting. Goodwill is not amortized, but reviewed for impairment on an annual basis, utilizing an assessment date of September 30th, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company's reporting units below their carrying amounts.

The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, gross margin, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2022.

Definite-lived intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized and qualitatively reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If quantitative determination of recoverability is required, recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by comparison of the carrying amount of the assets to future undiscounted net cash flows before interest expense and income taxes expected to be generated by the assets. If the carrying amount exceeds the outcome of the analysis of undiscounted cash flows, impairment is measured through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.

Asset	Estimated Useful Lives (in years)
Customer relationships	5 - 15
Intellectual property	8 - 9
Non-compete agreements	4 - 5
Other	0 - 20

Long-lived Tangible Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Leases

At the commencement of a contract, the Company determines if a contract meets the definition of a lease. A lease is a contract, or part of a contract, that conveys the right to control the use of identified property or equipment (an identified asset) for a period of time in exchange for consideration. The Company determines if the contract conveys the right to control the use of an identified asset for a period of time. The Company assesses throughout the period of use whether the Company has the following: (1) the right to obtain substantially all of the economic benefits from use of the identified asset, and (2) the right to direct the use of the identified asset. This determination is reassessed if the terms of the contract are changed. Leases are classified as operating or finance leases based on the terms of the lease agreement and certain characteristics of the identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement date based on the present value of the minimum future lease payments.

The Company leases laboratory, manufacturing and production facilities and office space (real estate) and vehicles under non-cancellable operating and finance leases. The carrying value of the Company’s right-of-use lease assets is substantially concentrated in its real estate leases, while the volume of lease agreements is primarily concentrated in vehicle leases. The Company’s policy is to not record operating leases with an original term of twelve months or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term.

In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. These adjustments are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and are recognized as part of a right-of-use asset and liability.

Most real estate leases contain clauses for renewal at the Company’s option with renewal terms that generally extend the lease term from 1 to 5 years. Certain lease agreements contain options to purchase the leased property and options to terminate the lease. Payments to be made in option periods are recognized as part of the right-of-use lease assets and lease liabilities when it is reasonably certain that the option to extend the lease will be exercised or the option to terminate the lease will not be exercised, or is not at the Company’s option. The Company determines whether the reasonably certain threshold is met by considering all relevant factors, including company-specific plans and economic outlook.

Lease income is considered contra-expense within operating expenses.

Pension Costs

As a result of the Envigo acquisition, the Company has a defined benefit pension plan for one of its U.K. subsidiaries.

The projected benefit obligation and funded position of the defined benefit plan is estimated by actuaries and the Company recognizes the funded status of its defined benefit plan on its consolidated balance sheets and recognizes gains, losses and prior service costs or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of accumulated other comprehensive income (loss), net of tax. The Company measures plan assets and obligations as of the date of the Company’s year-end consolidated balance sheet, using assumptions to anticipate future events.

Additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations are disclosed in the notes to the consolidated financial statements (see Note 9 – Post-employment Benefits).

Stock-Based Compensation

The Company may grant stock options, restricted stock and restricted stock units (“RSUs”) to employees and stock options, restricted stock, and RSUs to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of operations based on the grant date fair value, adjusted for forfeitures when they occur, over the requisite service period.

For stock options, restricted stock and RSUs that vest based on service periods, the Company uses the straight-line method to allocate compensation expense to reporting periods.

The fair value of stock options granted is calculated using the Black-Scholes option-pricing model Our assumptions are based on historical information and professional judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:

●	Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.
●	Expected volatility: The Company uses our historical share price volatility on our common shares for our expected volatility assumption.

●	Expected term: The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.
●	Expected dividends: The Company assumes that we will pay no dividends.

Fees Invoiced in Advance

Fees invoiced in advance are considered to be contract liabilities. A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

Fees invoiced in advance includes payments received in advance of the incurrence of cost toward a contract with a customer and customer prepayments, which are typically used to secure supply of certain animal models and to provide early payment for data or safety assessment services until earned and classified within fees invoiced in advance on the consolidated balance sheets. The fees invoiced in advance are typically credited against sales invoices when products are sold to the customers.

Income Taxes

The Company uses the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred taxes are measured using rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company uses a two-step process for the measurement of uncertain tax positions that have been taken or are expected to be taken in a tax return. The first step is a determination of whether the tax position should be recognized in the consolidated financial statements. The second step determines the measurement of the tax position. The Company records potential interest and penalties on uncertain tax positions as a component of income tax expense.

As of November 5, 2021, with the acquisition of Envigo, the Company adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred.

New Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). Amendments in this ASU simplify accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The amendments remove the separation models for convertible debt instruments with cash conversion features and convertible instruments with beneficial conversion features. Consequently, a convertible debt instrument will be accounted for as a single liability at its amortized cost and convertible preferred stock will be accounted for as a single debt or equity instrument measured at its historical cost as long as no other features require bifurcation and recognition as derivatives.

The amendments also modify the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. Lastly, the earnings per share ("EPS") calculation is being amended to (i) require entities to use the if-converted method for all convertible instruments and include the effect of potential share settlement; (ii) clarify that the average market price for the period should be used in the computation of the diluted EPS denominator; and (iii) require entities to use the weighted-average share count from each quarter when calculating the year-to-date weighted average share count for all potentially dilutive securities. In the first fiscal quarter of 2022, the Company adopted ASU 2020-06). As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 13 – Equity), the Convertible Senior Notes conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income taxes (“ASU 2019-12”), to reduce the complexity of accounting for income taxes, including providing a model under which an entity can consider recording a deferred tax asset (“DTA”) in certain situations previously prohibited. The previous guidance in ASC 740-10-25-4 prohibited recognition of a DTA for a subsequent step-up in the tax basis of goodwill that is related to the portion of goodwill from a prior business combination for which a deferred tax liability (“DTL”) was not initially recognized, in most cases. Under the new approach, an entity can consider a list of factors in determining whether the step-up in tax basis is related to the business combination that caused the initial recognition of goodwill or to a separate transaction. The amendments are effective for public business entities for fiscal years beginning after December 15, 2020. The Company’s adoption of this standard in fiscal year 2022 did not have a significant impact on the consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”) to clarify and reduce diversity in an entity’s accounting for certain equity transactions affecting the presentation of earnings per share. This update is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. The Company is evaluating the potential impact of this standard on the consolidated financial statements and related disclosures.

3.BUSINESS COMBINATIONS

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

2021 Acquisitions

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

HistoTox Labs, Bolder BioPATH, Inc. (“Bolder BioPATH”) and Plato (discussed below) were combined into one business unit and recorded combined revenues of $35,021 for the fiscal year ended September 30, 2022, and recorded combined net income of $2,953 for the fiscal year ended September 30, 2022, respectively. HistoTox Labs and Bolder BioPATH recorded combined revenues of $11,343 and combined net income of $2,017 for the fiscal year ended September 30, 2021.

The HistoTox Labs business is reported as part of our DSA reportable segment. The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	977
Unbilled revenues	337
Operating lease right of use ("ROU") asset	2,239
Property and equipment	3,929
Intangible assets	8,300
Goodwill	9,339
Accounts payable	(150)
Accrued expenses	(136)
Customer advances	(207)
Operating lease liability	(2,239)
$22,389

The fair values of assets acquired and liabilities assumed as of the acquisition date have had immaterial measurement period adjustments since September 30, 2021.

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets relate to customer relationships and a non-compete agreement. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 7.4 years. The fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, cost of services, marketing, selling and administrative expenses, and contributory asset charges), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. $11,014 of goodwill is deductible for tax purposes, as a result of a difference in tax basis and fair value related to the separately identified intangible assets. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

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
September 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	2,146
Unbilled revenues	1,798
Operating lease ROU asset	2,750
Property and equipment	6,523
Intangible asset	12,700
Other assets	34
Goodwill	36,206
Accounts payable	(153)
Accrued expenses	(243)
Deferred revenue	(662)
Deferred tax liability	(4,867)
Operating lease liability	(2,750)
$53,482

The fair values of assets acquired and liabilities assumed as of the acquisition date have had immaterial measurement period adjustments since September 30, 2021.

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
September 30, 2022
Assets acquired and liabilities assumed:
Property and equipment	175
Intangible asset	640
$815

As of September 30, 2022, the Company had approximately $537 of contingent consideration related to the BioReliance acquisition that is subject to fair value measurement on a recurring basis as it includes unobservable and significant inputs in the determination of fair value. The fair value of the contingent consideration related to BioReliance was estimated using a discounted cash flow analysis and Level 3 inputs including projections representative of a market participant view for net sales through December 2023 and an estimated discount rate. The amount to be paid is calculated as a percentage of net sales as described above.

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
September 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	409
Operating lease ROU asset	120
Property and equipment	359
Intangible asset	100
Other assets	4
Goodwill	2,260
Accounts payable	(3)
Accrued expenses	(72)
Deferred tax liability	(171)
Operating lease liability	(120)
$2,886

The fair values of assets acquired and liabilities assumed as of the acquisition date have had immaterial measurement period adjustments since September 30, 2021.

2022 Acquisitions

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Cash	1,027
Trade receivables and contract assets	853
Prepaid expenses and other assets	133
Property and equipment	1,127
Operating lease right-of-use assets, net	2,272
Goodwill	9,279
Intangible assets	4,800
Accounts payable	(113)
Accrued expenses and other liabilities	(343)
Operating lease liabilities	(2,272)
Deferred tax liabilities	(1,457)
$15,306

Property and equipment is mostly composed of lab equipment, furniture and fixtures, and computer equipment. The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years for customer relationships on a straight-line basis. The fair value of the customer relationships was determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

Goodwill, which is derived from the enhanced scientific expertise, expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is not deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Plato acquisition as a result of book-to-tax differences primarily related to the intangible assets.

Envigo RMS Holding Corp Acquisition

Overview

On November 5, 2021, the Company completed the acquisition of Envigo by merger of a wholly owned subsidiary of the Company with and into Envigo to expand its market reach in early-stage drug discovery. The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of cash of $217,808, including adjustments for net working capital, and 8,245,918 of the Company’s common shares valued at $439,590 using the opening price of the Company’s common shares on November 5, 2021. In addition, the Company assumed certain outstanding Envigo stock options, including both vested and unvested options, that were converted to the right to purchase 790,620 Company common shares at an exercise price of $9.93 per share. The stock options were valued at $44.80 per option utilizing a Black-Scholes option valuation model with the inputs below. The total value of options issued was $35,418, of which $18,242 was excluded from the purchase price as those options were determined to be post-combination expense. The previously vested stock options are reflected as purchase consideration of approximately $17,176. This business is reported as part of the Company’s RMS reportable segment.

Stock price	$53.31
Strike price	$9.93
Volatility	75.93%
Expected term	3.05
Risk-free rate	0.62%

The Company recognized transaction costs related to the acquisition of Envigo of $7,700 and $4,124 for the fiscal year ended September 30, 2022 and 2021, respectively. These costs were associated with legal and professional services related to the acquisition and are reflected within other operating expenses in the Company’s consolidated statements of operations.

Envigo and RSI were combined and recorded revenue of $346,641 and a net loss of ($196,919) for the twelve months ended September 30, 2022.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Cash	2,488
Restricted cash	435
Trade receivables and contract assets	43,566
Inventories	40,000
Prepaid expenses and other current assets	17,373
Property and equipment	106,338
Operating lease right-of-use assets, net	13,229
Goodwill	282,768
Intangible assets - customer relationships	251,000
Intangible assets - intellectual property	49,000
Other assets	7,676
Accounts payable	(25,832)
Accrued expenses and other liabilities	(11,665)
Fees invoiced in advance	(7,047)
Current portion on long-term operating lease	(4,371)
Long-term operating leases, net	(8,634)
Other liabilities	(5,339)
Deferred tax liabilities	(77,291)
Noncontrolling interest	880
$674,574

Inventory is comprised of small and large animal research models, including non-human primates (“NHPs”), and Teklad diet and bedding. The fair value was determined using a comparative sales methodology, in which the intent is to ensure that the acquirer only recognizes profits associated to value added subsequent to the acquisition date.

Property and equipment is mostly composed of land, buildings and equipment (including lab equipment, furniture and fixtures, caging and computer equipment). The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired customer relationship intangible assets are being amortized over a weighted-average estimated useful life of approximately 12.5 years on a straight-line basis and the acquired intellectual property associated with the ability to produce and care for the research models is being amortized over a weighted-average estimated useful life of approximately 8.8 years. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, gross margin, EBITDA, customer survival rate and royalty rates), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Envigo acquisition as a result of book-to-tax differences primarily related to the intangible assets, step up on the fair value of inventory and property and equipment. Within the deferred tax liability, $2,222 of acquired foreign net operating losses (“NOLs”) are offset by an uncertain tax benefit of $1,861.

Goodwill, which is derived from the expanded client base, the ability to provide products and services for the entirety of discovery and nonclinical development within one organization, and to ensure supply for internal use, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and $50,428 is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s RMS reportable segment.

Robinson Services, Inc. Acquisition

Overview

On December 29, 2021, the Company completed the acquisition of the rabbit breeding and supply business of Robinson Services, Inc. (“RSI”). The acquisition was another step in Inotiv’s strategic plan for building its RMS business. The aggregate consideration paid in the transaction consisted of cash consideration of $3,250 and 70,633 of the Company’s common shares valued at $2,898 using the closing price of the Company’s common shares on December 29, 2021.

This business is reported as part of the Company’s RMS reportable segment.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Customer relationship	4,700
Non-compete agreement	300
Supply agreement	200
Goodwill	948
$6,148

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 7.5 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

Goodwill, which is derived from the expanded client base and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s RMS reportable segment.

Integrated Laboratory Systems, LLC acquisition

Overview

On January 10, 2022, the Company completed the acquisition of Integrated Laboratory Systems, LLC (“ILS”). ILS is a provider of services specializing in nonclinical and analytical drug discovery and development services. Consideration for the ILS acquisition consisted of (i) $38,993 in cash, including adjustments for net working capital, and inclusive of $3,800 being held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 429,118 of the Company’s common shares valued at $14,466 using the opening price of the Company’s common shares on January 10, 2022 and (iii) the effective settlement of a preexisting relationship of $(15).

This business is reported as part of our DSA reportable segment.

ILS recorded revenue of $16,881 and a net loss of ($1,075) for the twelve months ended September 30, 2022. The driver of the net loss is amortization of intangible assets.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Cash	797
Trade receivables, contract assets and other current assets	4,730
Property and equipment	4,436
Operating lease right-of-use assets, net	4,994
Goodwill	25,283
Intangible assets	22,300
Accounts payable	(1,165)
Accrued expenses and other liabilities	(905)
Fees invoiced in advance	(2,472)
Operating lease liabilities	(4,554)
$53,444

Property and equipment is mostly composed of equipment (including lab equipment, furniture and fixtures, and computer equipment) and leasehold improvements. The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately nine years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues, EBITDA, and customer survival rate), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

Orient BioResource Center, Inc. acquisition

Overview

On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $26,522 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 using the closing price of the Company’s common shares on January 27, 2022, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable will not bear interest and is required to be paid to the Seller on the date that is 18 months after the closing. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. This business is reported as part of our RMS reportable segment.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the OBRC acquisition as a result of book-to-tax differences primarily related to the intangible assets and property and equipment.

OBRC recorded revenue of $35,726 for the fiscal year ended September 30, 2022, and net income of $5,808 for the fiscal year ended September 30, 2022.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Cash	5,481
Trade receivables and contract assets	2,025
Inventories	9,400
Prepaid expenses and other current assets	2,609
Property and equipment	8,336
Goodwill	18,624
Intangible assets	13,400
Accounts payable	(552)
Accrued expenses and other liabilities	(285)
Fees invoiced in advance	(6,548)
Deferred tax liabilities	(3,216)
$49,274

Inventory is comprised of NHP research models. The fair value was determined using a comparative sales methodology, in which the intent is to ensure that the acquirer only recognizes profits associated to value added subsequent to the acquisition date.

Property and equipment is mostly composed of land, building and equipment. The fair value of property and equipment was determined using a combination of cost and market-based methodologies.

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 10.1 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

Protypia Acquisition

On July 7, 2022, the Company entered into a Stock Purchase Agreement with Protypia, Inc. (“Protypia”), which is a strategic element of the Company’s expansion of its mass spectrometry-based bioanalytical offerings providing for the acquisition by the Company of all of the outstanding stock of Protypia on that date. Consideration for the Protypia stock consisted of $9,460 in cash, subject to certain adjustments, $600 in seller notes and 74,997 common shares having a value of approximately $806 based on the opening stock price of the Company’s common shares as reported by Nasdaq on the closing date.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
September 30, 2022
Assets acquired and liabilities assumed:
Other assets, net	50
Goodwill	3,305
Intangible assets	9,600
Deferred tax liabilities	(2,089)
$10,866

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including intangible assets, goodwill and deferred tax liabilities. From the date of the acquisition through September 30, 2022, the Company recorded measurement-period adjustments related to the acquisition that resulted in changes to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Intangible assets primarily relate to customer relationships and technology associated with the ability to perform specialized protein and peptide mass spectrometry analysis. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8.4 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Protypia acquisition as a result of book-to-tax differences primarily related to the intangible assets.

Goodwill, which is derived from the enhanced scientific expertise and our ability to provide broader service solutions through a comprehensive portfolio, is recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired and none is deductible for tax purposes. Goodwill from this transaction is allocated to the Company’s DSA reportable segment.

Pro Forma Results

The Company’s unaudited pro forma results of operations for the fiscal year ended September 30, 2022 and September 30, 2021, assuming the acquisitions had occurred as of October 1, 2021 and 2020, respectively, after giving effect to certain adjustments. These are presented for comparative purposes below. These amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2021 and 2020.

For fiscal year ended September 30, 2022, these adjustments included elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments. For fiscal year ended September 30, 2021, these adjustments included additional amortization of intangible assets of $12,735, elimination of intercompany activity and other one-time costs, and the tax impacts of these adjustments.

The unaudited pro forma information is as follows:

	Fiscal Year Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021
Total revenues	$593,622	$454,208

Net (loss) income	$(141,601)	$10,859

4.REVENUE FROM CONTRACTS WITH CUSTOMERS

DSA

The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. Refer to Note 2 – Summary of Significant Accounting Policies for further discussion of DSA revenue and related accounting policies.

RMS

The RMS segment generates products revenue through the commercial production and sale of research models, diets and bedding and bioproducts. The RMS segment generates service revenue through GEMS, client-owned animal colony care, and health monitoring and diagnostics services related to research models. Refer to Note 2 – Summary of Significant Accounting Policies for further discussion of RMS revenue and related accounting policies.

Contract Assets and Liabilities from Contracts with Customers

The timing of revenue recognition, billings and cash collections results in billed receivables (trade receivables), contract assets (unbilled revenue), and contract liabilities (customer deposits and deferred revenue) on the consolidated balance sheets.

The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (customer deposits and deferred revenue):

	Balance at	Balance at
	September 30,	September 30,
	2022	2021
Contract Assets: Trade receivables	$88,867	$22,838
Contract Assets: Unbilled revenue	17,474	6,194
Contract liabilities: Customer deposits	39,222	—
Contract liabilities: Deferred revenue	29,420	26,614

The Company expects all deferred revenue to be recognized as revenue in fiscal year 2023.

Changes in the contract asset and the contract liability balances during twelve months ended September 30, 2022 include the following:

●	Acquisitions – Refer to Note 3 – Business Combinations for further discussion of acquired contract assets and liabilities.
●	A change in the time frame for a right for consideration to become unconditional – Approximately 84% of unbilled revenue as of September 30, 2021, was billed during fiscal year 2022.
●	A change in the time frame for a performance obligation to be satisfied – Approximately 81% of contract liabilities as of September 30, 2021, were recognized as revenue during fiscal year 2022.

Allowance for Credit Losses

The Company’s allowance for credit losses was $6,268 and $668 at September 30, 2022 and 2021, respectively. A summary of activity in our allowance for credit losses is as follows:

	Fiscal Years Ended
	September 30,
	2022	2021
Opening balance	$668	$561
Acquired	4,406	—
Charged to expense	1,220	208
Uncollectible invoices written off	(26)	(77)
Amounts collected	—	(24)
Ending balance	$6,268	$668

5.SEGMENT AND GEOGRAPHIC INFORMATION

As a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

Through our DSA segment, we support the discovery, non-clinical and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, but also including biotherapeutics and biomedical devices. Our scientists have the skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Our principal clients are scientists engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research from small start-up biotechnology companies to some of the largest global pharmaceutical companies.

Through our RMS segment, we offer access to a wide range of high-quality small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our contract research organization (“CRO”) business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and access to innovative genetically engineered models and services solutions. We have long-standing relationships with our principal clients, which include biopharmaceutical companies, CROs, and academic and government organizations.

During the twelve months ended September 30, 2022 and following the Envigo acquisition, we took steps to leverage our existing RMS capacity with the acquisition of Robinson’s Services Inc.’s (“RSI”) rabbit breeding business and we acquired Orient BioResource Center, Inc. (“OBRC”), which provided access to additional non-human primate facilities.

Segment Information

In the Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and prior to the Envigo acquisition, the Company’s reportable segments were services and products. Since the Envigo acquisition, the Company has considered its reportable segment to be DSA and RMS. As a result, the segment reporting for fiscal year ended September 30, 2022 has been updated to reflect these segments.

Fiscal year ended September 30, 2022

The operations of the products and services segments reported in the September 30, 2021 financial statements are now included within the DSA reportable segment. The prior period reportable segments have not been restated. The operations of the services segment in the year ended September 30, 2021 are comparable to the operations of the DSA segment in the year ended September 30, 2022 and the operations of the products segment are not material.

Revenue and other financial information by segment for the fiscal year ended September 30, 2022 are as follows:

During the fiscal year ended September 30, 2022, the RMS segment reported intersegment revenue of $7,250 to the DSA segment. The following table presents revenue and other financial information by reportable segment for the fiscal years ended September 30, 2022 and 2021:

Fiscal Year Ended
September 30,
2022
Revenue
DSA:
Service revenue	$161,113
Product revenue	4,176
RMS:
Service revenue	41,865
Product revenue	340,502
$547,656

Operating Income (Loss)
DSA	$22,330
RMS	(189,346)
Unallocated Corporate	(96,436)
$(263,452)

Interest expense	(29,704)
Other (expense) income	(59,293)
(Loss) income before income taxes	$(352,449)

Fiscal Year Ended
September 30,
2022
Depreciation and amortization:
DSA	$13,553
RMS	35,771
$49,324

Capital expenditures:
DSA	$16,224
RMS	20,076
$36,300

As a result of the application of ASC 805 for the Envigo and OBRC acquisitions, we recognized $10,246 amortization of inventory step-up during the fiscal year ended September 30, 2022, which is reflected in the RMS reportable segment.

During the three and twelve months ended September 30, 2022, we recognized $236,005 goodwill impairment charge, which is reflected in the RMS reportable segment. Refer to Note 6 for further discussion of the goodwill impairment charge.

During the fiscal years ended September 30, 2022 and 2021, we recognized $24,202 and $1,786 of non-cash stock-based compensation expense, which is reflected in unallocated corporate expenses, and $(56,714) and $8,362 of (loss) gain on fair value remeasurement of embedded derivative, respectively, which are reflected in other (expense) income. Other unallocated corporate operating expenses include compensation and other employee-related expenses, external professional fees, insurance, information technology-related fees and acquisition and integration costs.

The following represents total assets by segment:

Fiscal Year Ended
September 30,
2022
DSA	$280,308
RMS	682,592
$962,900

Fiscal year ended September 30, 2021

Revenue and other financial information by segment for the fiscal year ended September 30, 2021 are as follows:

Fiscal Year Ended
September 30,
2021
Revenue:
Service	$85,832
Product	3,773
$89,605
Operating Income (Loss)
Service	$13,986
Product	202
Unallocated corporate	(19,806)
$(5,618)

Interest expense	(1,683)
Other income	13,420
Income (loss) before income taxes	$6,119

	Fiscal Year Ended		Fiscal Year Ended
	September 30,		September 30,
	2021		2021
Identifiable assets:		Depreciation and amortization:
Services	$161,805	Services	$5,320
Products	1,772	Products	34
Unallocated corporate	158,279	Unallocated corporate	914
	$321,856		$6,268

Goodwill, net:		Capital expenditures:
Services	$51,927	Services	$12,241
Products	—	Products	28
Unallocated corporate	—	Unallocated corporate	203
	$51,927		$12,472

Geographic Information

As of September 30, 2021, all long-lived assets were physically located in the United States. Therefore, geographic information was presented based on customer location. Since the Envigo acquisition, the Company has physical operations in multiple countries. As a result, the Company has presented geographic revenue information based on physical location of the identified geographic area for the fiscal year ended September 30, 2022.

Fiscal year ended September 30, 2022

The following represents revenue originating in entities physically located in the identified geographic area:

Fiscal Years Ended
September 30,
2022
United States	$471,886
Netherlands	42,361
Other	33,409
$547,656

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

Fiscal Years Ended
September 30,
2022
United States	$173,417
Netherlands	5,824
Other	6,958
$186,199

Fiscal year ended September 30, 2021

The following represents revenue presented based on customer location:

Fiscal Year Ended
September 30,
2021
United States	$85,272
Pacific Rim	2,040
Europe	1,795
Other	355
Other North America	143
$89,605

6.GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table provides a rollforward of the Company’s goodwill for fiscal years ended September 30, 2022 and 2021:

Balance as of October 1, 2020	$4,368
Acquisition of HistoTox Labs	9,129
Acquisition of Bolder BioPATH	36,223
Acquisition of Gateway Laboratories	2,207
Balance as of September 30, 2021	$51,927
Acquisitions - DSA[1]	39,531
Acquisitions - RMS[2]	302,346
Impairment - RMS[3]	(236,005)
Foreign exchange impact - RMS	26
Balance as of September 30, 2022	$157,825
[1] Goodwill for DSA acquisitions relates to the 2022 acquisitions and immaterial measurement period adjustments for 2021 acquisitions, as disclosed in Note 3 - Business Combinations
[2] Goodwill for RMS acquisitions relates to the 2022 acquisitions, as disclosed in Note 3 - Business Combinations
[3] Accumulated impairment loss for RMS is $(235,853), including $(236,005) for the goodwill impairment charge offset by $152 of foreign exchange impact

The increase in goodwill during fiscal year 2022 related primarily to the acquisitions of Plato, ILS, Histion and Protypia in the DSA reporting unit and Envigo, RSI and OBRC in the RMS reporting unit, offset by goodwill impairment related to the RMS reporting unit. The RMS reporting unit is reported within the RMS operating segment. The increase in goodwill during fiscal year 2021 related to the acquisitions of Bolder, HistoTox and Gateway. The goodwill at September 30, 2021 is included in the DSA segment as of September 30, 2022. See Note 3 for further discussion of Business Combinations.

As a part of the annual goodwill assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. As a result of the qualitative analysis, the Company determined that as a result of the sustained reduction in our stock price during the fiscal year ended September 30, 2022, the carrying value of our goodwill as of fiscal year end must be quantitatively evaluated.  The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter of fiscal year 2022, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, goodwill impairment losses of $236,005 were recorded.

Intangible Assets

The following table displays intangible assets, net by major class:

	September 30, 2022
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$318,896	$(26,990)	$291,906
Intellectual property	56,997	(5,767)	51,230
Non-compete agreements	2,410	(872)	1,538
Other	2,396	(1,184)	1,212
	$380,699	$(34,813)	$345,886

	September 30, 2021
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$23,659	$(2,462)	$21,197
Intellectual property	315	(312)	3
Non-compete agreements	2,100	(397)	1,703
Other	2,206	(876)	1,330
	$28,280	$(4,047)	$24,233

The increase in intangible assets, net during fiscal year 2022 related primarily to the acquisitions of Envigo, ILS and OBRC.

Amortization expense of definite-lived intangible assets for fiscal years ended 2022 and 2021 was $30,888, and $1,768, respectively. As of September 30, 2022, estimated amortization of intangible assets for each of the next five fiscal years is expected to be as follows:

	RUL[1] (in years)	2023	2024	2025	2026	2027	Thereafter	Totals
Customer relationships	9.1	$28,039	$28,039	$28,039	$27,977	$27,792	$152,021	$291,906
Intellectual property	1.2	6,518	6,517	6,517	6,517	6,517	18,643	51,230
Non-compete agreements	0.0	455	409	400	258	15	—	1,538
Other	0.0	109	109	109	109	109	668	1,212
Total	10.3	$35,121	$35,074	$35,065	$34,861	$34,433	$171,332	$345,886
1RUL (in years) represents the weighted average remaining useful life

7.DEBT

Credit Facility

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Interest expense was accrued at an effective rate of 9.83% through September 30, 2022.

The Company must pay (i) a fee based on a percentage per annum equal to 0.50% on the average daily undrawn portion of the commitments in respect of the revolving credit facility and (ii) a fee based on a percentage per annum equal to 1.00% on the average daily undrawn portion of the commitments in respect of the delayed draw loan facility. In each case, such fee shall be paid quarterly in arrears.

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

On January 7, 2022, the Company drew $35,000 on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35,000 is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Interest expense was accrued at an effective rate of 9.89% through September 30, 2022.

As of September 30, 2022, the Company had an outstanding balance of $15,000 on the revolving credit facility.

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

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 9.83% through September 30, 2022.

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

The Additional Term Loans will mature on November 5, 2026.

Long term debt as of September 30, 2022 and September 30, 2021 is detailed in the table below.

	September 30, 2022	September 30, 2021
FIB Term Loans	$—	$36,185
Seller Note – Bolder BioPath	808	1,500
Seller Note – Smithers Avanza	—	280
Seller Note – Preclinical Research Services	615	685
Seller Note – Plato BioPharma	1,470	—
Seller Payable - Orient BioResource Center	3,488	—
Seller Note – Histion	369	—
Seller Note – Protypia	600	—
Economic Injury Disaster Loan	140	—
Convertible Senior Notes	104,965	131,673
Term Loan Facility, Initial DDTL and Incremental Term Loans	238,200	—
	350,655	170,323
Less: Current portion	(7,979)	(9,656)
Less: Debt issue costs not amortized	(11,999)	(6,458)
Total Long-term debt	$330,677	$154,209

While the carrying value of debt is $350,655, total maturities total $385,903.

The following table summarizes the combined aggregate amount of maturities over the next five fiscal years:

	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt	$8,192	$3,249	$3,177	$2,553	$228,603	$140,129	$385,903

Fair Value

The fair value of the Company’s term loan facility, initial DDTL and incremental term loans is $200,460 based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.

The fair value of the Convertible Senior Notes is $111,825 based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.

The book values of the Seller Notes and Seller Payable, which are fixed rate loans carried at amortized cost, approximate the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.

Until November 4, 2021, the embedded derivative conversion feature of the Convertible Senior Notes (the “Notes”) was subject to fair value measurement on a recurring basis as they included unobservable and significant inputs in determining the fair value. The Company utilized a single factor trinomial lattice model to determine the related fair value of the embedded derivative convertible feature of the Notes at November 4, 2021, and the inputs used included a volatility of 40.0%, a bond yield assumption of 10.44% and a remaining maturity period of 5.95 years.

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

As part of the acquisition of Protypia, Inc. (“Protypia”), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of January 7, 2024.

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

The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per $1 principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of September 30, 2022 and 2021, there are $5,060 and $5,909 in unamortized debt issuance costs related to the Convertible Senior Notes, respectively. For the year ended September 30, 2022, the total interest expense was $10,624, including coupon interest expense of $4,613, accretion expense of $5,162, and the amortization of debt discount and issuance costs of $849.

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

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own

Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 13 – Equity), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the twelve months ended September 30, 2022 of $56,714. The embedded derivative liability, net of tax, of $78,258 was then reclassified to additional paid-in capital in accordance with ASC 815.

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

8.SUPPLEMENTAL BALANCE SHEET INFORMATION

As of September 30, 2022, one customer within the RMS made up 20.4% of the total trade receivables balance. Trade receivables and contract assets, net consisted of the following:

	September 30,	September 30,
	2022	2021
Trade receivables	$88,867	$22,838
Unbilled revenue	17,474	6,194
Total	106,341	29,032
Less: Allowance for credit losses	(6,268)	(668)
Trade receivables and contract assets, net of allowances for credit losses	$100,073	$28,364

Inventories, net consisted of the following:

	September 30,	September 30,
	2022	2021
Raw materials	$1,757	$513
Work in progress	186	37
Finished goods	4,933	192
Research Model Inventory	68,055	—
Total	74,931	742
Less: Obsolescence reserve	(3,490)	(140)
Inventories, net	$71,441	$602

Prepaid expenses and other current assets consisted of the following:

	September 30,	September 30,
	2022	2021
Advances to suppliers	$30,292	$—
Income tax receivable	366	—
Prepaid research models	3,575	1,931
Other	8,250	1,198
Prepaid expenses and other current assets	$42,483	$3,129

The composition of other assets is as follows:

	September 30,	September 30,
	2022	2021
Long-term advances to suppliers	$2,894	$—
Finance lease right-of-use assets, net	79	60
Debt issuance costs - revolving credit facility	1,411	—
Funded status of defined benefit plan	1,573	—
Other	1,567	281
Other assets	$7,524	$341

The composition of property and equipment, net is as follows:

	September 30,	September 30,
	2022	2021
Land and land improvements	$20,025	$2,276
Buildings and building improvements	110,572	40,169
Machinery and equipment	68,628	36,743
Furniture and fixtures	1,905	1,338
Construction in progress	40,519	3,725
Total Cost	241,649	84,251
Accumulated depreciation	(55,450)	(36,273)
	$186,199	$47,978

Accrued expenses consisted of the following:

	September 30,	September 30,
	2022	2021
Accrued compensation	$17,460	$3,528
Non-income taxes	1,200	18
Accrued interest	5,228	169
Other	11,913	366
Consideration payable	—	4,887
Accrued expenses and other liabilities	$35,801	$8,968

The composition of fees invoiced in advance is as follows:

	September 30,	September 30,
	2022	2021
Customer deposits	$39,222	$—
Deferred revenue	29,420	26,614
Fees invoiced in advance	$68,642	$26,614

9.POST EMPLOYMENT BENEFITS

Defined Benefit Plan

As a result of the Envigo acquisition, the Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Plan"), which operated through to April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Plan was permanently suspended and therefore the Plan was curtailed.

The following tables summarize the changes in the benefit obligation funded status of the Company’s defined benefit plans and amounts reflected in the Company’s consolidated balance sheets as of September 30, 2022.

Fiscal Year Ended
September 30,
2022

Accumulated benefit obligation:	$12,812

Change in projected benefit obligation:
Projected benefit obligation, acquisition date	$24,302
Service cost	-
Interest cost	381
Contributions by plan participants	-
Benefits paid	(595)
Foreign currency translation adjustment	(3,370)
Actuarial (gains) losses	(7,906)
Projected benefit obligation at end of period	12,812

Change in fair value of plan assets:
Fair value of plan assets, acquisition date	$21,269
Actual loss on plan assets	(3,948)
Employer contributions	1,059
Foreign currency translation adjustment	(3,400)
Benefits paid	(595)
Fair value of plan assets, end of period	14,385
Funded status	$1,573

The net periodic benefit costs, which are presented within general and administrative expense, under the Company’s defined benefit plans were as follows:

Fiscal Year Ended
September 30,
2022
Components of net periodic benefit expense:
Service cost	$-
Interest cost	381
Expected return on assets	(744)
Net periodic benefit cost	$(362)

Gains Related to Changes in Benefit Obligation

The actuarial gains during the twelve months ended September 30, 2022 were due to significant increase in the discount rate as a result of rising interest rates in the U.K. The remainder of the changes are cumulative translation adjustments and reductions in assets as a result of overall deterioration in markets, driven by increasing interest rates..

Assumptions

The major assumptions used in determining the net periodic benefit costs for the fiscal year ended September 30, 2022:

Fiscal Year Ended
September 30,
2022
Discount rate	1.85%
Expected return on plan assets	4.01%

Our expected return on plan asset assumption, used to determine benefit obligations, are based on historical long-term rates of return on investments. Many factors, including portfolio allocation, target portfolio allocation and expected expenses, are evaluated during the process of determining the expected return on plan assets.

Discount rates were determined for the defined benefit retirement plan at the measurement date to reflect the yield of a portfolio of high-quality bonds matched against the timing and amounts of projected future benefit payments.

Fiscal Year Ended
September 30,
2022
Discount rate	5.33%
Rate of compensation increases	-

At September 30, 2022, we are increasing our long-term rate of return assumption to 4.96% for pension plan assets.The major assumptions used in determining benefit obligations were as follows:

Pension Plan Assets

The Company maintains target allocation percentages among various asset categories based on an investment policy designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The Company’s investment policy is reviewed from time to time to ensure consistency with long-term objectives. The Company’s target allocation percentages were materially consistent with the actual percentages above at September 30, 2022.

Plan assets distribution was as follows:

Fiscal Year Ended
September 30,
Cash	24.90%
Equity securities	6.20
Debt securities	49.50
Real estate mutual fund	5.90
Other	13.50
Total	100.00%

The fair value of total plan assets by asset category and fair value hierarchy levels are as follows:

	Fair value as of	Fair Value Measurements at Reporting Date Using:
	September 30, 2022	Level 1	Level 2	Level 3
Cash	$409	$409	$-	$-
Fixed income securities:
Investment grade corporate bonds	4,408	-	4,408	-
Other types of investments:
Multi-asset fund	9,568		9,568
Total	$14,385	$409	$13,976	$-

The calculation of the fair value of each level of investment is described in Note 2.

Pension Funding and Payments

During the fiscal year ended September 30, 2022, the Company contributed $1,059 to the pension plans and expects to contribute $1,271 to its pension plans in the next twelve months.

Estimated pension benefit payments expected to be paid in cash in each of the next five years and in the aggregate for the following five years thereafter are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Projected Benefit Payments	$632	$717	$603	$718	$898	$3,780	$7,348

Defined Contribution Plans

The Company has defined contribution benefit plans that cover its employees in the U.S., U.K. (the Group Personal Pension Plan) and Netherlands. Defined contribution benefit expense for the twelve months ended September 30, 2022 and 2021 were $3,312 and $852, respectively. The contribution expense increased primarily due to growth in overall headcount through organic growth and the acquisitions in fiscal 2022.

10. OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Fiscal Year Ended
	September 30,
	2022	2021
Acquisition and integration costs	$16,120	$5,377
Restructuring costs[1]	8,564	—
Startup costs	5,687	1,477
Other costs	1,300	405
Acquisition-related stock compensation costs[2]	23,014	—
	$54,685	$7,259
[1] Restructuring costs represent costs incurred in connection with the exit of our Dublin and Cumberland facilities. See Note 11 – Restructuring for additional information.
[2] Refer to Note 3 for further discussions around acquisition-related stock compensation costs related to the acquisition of Envigo RMS Holding Corp.

11.RESTRUCTURING COSTS

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia (“Cumberland facility”) and to close and relocate its operations in Dublin, Virginia (“Dublin facility”) into its other existing facilities, as a part of the Company’s ongoing restructuring and site optimization plan. The Cumberland facility exit is also a part of the transfer plan settlement, as further described in Note 15 – Contingencies. The operations at both the Cumberland facility and the Dublin facility are within the RMS segment. The Cumberland facility exit was complete by September 2022. Any potential decision to sell the facility and related property may extend past that date. The Dublin facility transition was completed in November 2022.

As part of its restructuring activities, the Company has incurred expenses that qualify as exit and disposal costs under GAAP. For the fiscal year ended September 30, 2022, these costs included employee severance and other costs related to workforce reductions (“employee-related”) of $2,159 and other exit costs (“other”) of $5,351, which primarily relate to inventory write-downs related to the exit of the Cumberland facility and costs to maintain the facilities until each facility has been exited. Exit and disposal costs were charged to other operating expense. The Company does not expect further material charges as a result of the closures of the Cumberland facility and Dublin facility.

During the fiscal year ended September 30, 2022, payments of $764 and $3,276 have been made for employee-related and other costs, respectively. The remaining exit and disposal costs were non-cash expenses. As of September 30, 2022, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs is $1,395.

The Company has also incurred impairment charges that relate to our restructuring activities, which do not qualify as exit and disposal costs. As of September 30, 2022, the Company incurred impairment charges of $1,054 in connection with the impairment of property and equipment at the Dublin and Cumberland facilities, as a result of obtaining market quotes for the value of the real property at the facility and the review of the usefulness of the personal property if transferred to other sites in connection with exit plans. The impairment losses are recorded in other operating expense.

12.LEASES

Right-of-use lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

	September 30, 2022	September 30, 2021
Operating ROU assets, net	$32,489	$8,358

Current portion of operating lease liabilities	7,982	1,959
Long-term operating lease liabilities	24,854	6,554
Total operating lease liabilities	$32,836	$8,513

Finance ROU assets, net	$79	$60

Current portion of finance lease liabilities	43	24
Long-term finance lease liabilities	41	39
Total finance lease liabilities	$84	$63

The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2022 is primarily attributable to acquisitions as described in Note 3 and further increased due to entering the for our facility in Rockville, Maryland. Finance ROU assets are recorded in other assets and the current and long-term portions of finance lease liabilities are recorded in accrued expenses and other liabilities and other long-term liabilities, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s lease for the twelve months ended September 30, 2022 and 2021 were:

	Fiscal Year Ended
	September 30,
	2022	2021
Operating lease costs:
Fixed operating lease costs	$9,415	$1464
Short-term lease costs	108	76
Lease income	(2,067)	(657)
Finance lease costs:
Amortization of ROU asset expense	35	103
Interest on finance lease liability	4	184
Total lease cost	$7,495	$1,170

The Company serves as lessor to a lessee in five facilities. The gross rental income and underlying lease expense are presented net in the Company’s consolidated statement of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s consolidated balance sheets. The Company received total rental income of $2,067 and $657 for the twelve months ended September 30, 2022 and 2021, respectively.

Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended
	September 30,
	2022	2021
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,540	$1,389
Operating cash flows from finance leases	33	184
Finance cash flows from finance leases	4	286

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$31,697	$6,285
Right-of-use assets obtained in exchange for new finance lease liabilities	69	17

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of September 30, 2022 and 2021 were:

	Fiscal Years Ended
	September 30,
	2022	2021
Weighted-average remaining lease term (in years)
Operating lease	5.58	4.66
Finance lease	2.30	3.25
Weighted-average discount rate (in percentages)
Operating lease	6.90%	4.45%
Finance lease	4.86%	4.86%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2022, maturities of operating and finance lease liabilities for each of the following five years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2023	$8,941	$43
2024	7,643	31
2025	6,629	12
2026	5,407	2
2027	3,491	—
Thereafter	8,269	—
Total minimum future lease payments	40,380	88
Less interest	(7,544)	(4)
Total lease liability	32,836	84

13.STOCKHOLDERS EQUITY AND (LOSS) INCOME PER SHARE

All values within Note 13 are not presented in thousands.

Stockholders’ Equity

Sale of Preferred Shares and Warrants

On May 11, 2011, the Company completed a registered public offering of 5,506 units at a price of $1,000 per unit. Each unit consisted of one 6% Series A convertible preferred share which is convertible into 500 common shares. The Series A preferred shares were valued using the common shares available upon conversion of all preferred shares of 2,753,000 and the closing market price of our stock on May 11, 2011 of $1.86. As of September 30, 2022 and 2021, all 5,506 preferred shares have been converted into 3,156,608 common shares and 217,366 common shares have been issued for quarterly preferred dividends. At September 30, 2022 and 2021, no preferred shares remained outstanding. All dividends have been paid according to the agreement.

Common Stock Offering

On April 23, 2021, we closed an underwritten public offering of 3,044,117 of our common shares, including 397,058 common shares sold pursuant to the full exercise by the underwriter of its option to purchase additional shares to cover over-allotments. All of the shares were sold at a price to the public of $17.00 per share. Net proceeds from the offering were approximately $48,972,000, after deducting the underwriting discount and estimated offering expenses.

Increase in Authorized Shares and Equity Plan Reserve

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At September 30, 2022, 928,388 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the fiscal years ended September 30, 2022 and 2021, 9,573,210 and 1,633,558  common shares, respectively, were issued in relation to acquisitions. See Note 3 – Business Combinations for further discussion of consideration for each acquisition.

(Loss) Income per share

The Company computes basic (loss) income per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

2022

Shares issuable upon exercise of 1,949,390 options and shares issuable upon vesting of 550,603 restricted stock units were not considered in computing diluted loss per share for the fiscal year ended September 30, 2022 because they were anti-dilutive. Additionally, there are 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021. These shares were not considered in computing diluted loss per share for the fiscal year ended September 30, 2022 because they were anti-dilutive.

2021

Shares issuable upon exercise of 674,000 stock options were included in computing diluted net income per share for the year ended September 30, 2021. There were no Series A preferred shares outstanding as of September 30, 2021.

Computation of basic and diluted net (loss) income per share is shown in the following table:

	Fiscal Years Ended
	September 30,
	2022	2021
Basic and diluted net (loss) income per share:
Net (loss) income applicable to common shareholders	$(337,018)	$10,895
Weighted average common shares outstanding (in thousands)
Basic	24,354	13,191
Diluted	24,354	13,865

Basic net (loss) income per share	$(13.84)	$0.83
Diluted net loss per share	$(13.84)	$0.19

Accumulated Other Comprehensive (Loss) Income

Within the statement of operations, foreign exchange gains and losses are recognized as a result of translations of non-functional currencies. In relation to the translation into U.S. dollars, except for defined benefit pension costs of The Plan, the assets and liabilities of foreign operations are translated using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in the consolidated statements of operations. The Plan relates to a U.K. subsidiary, which currently records a valuation allowance against its net deferred tax assets.

As a result, income tax effects on the net activity have not been presented related to each component of other comprehensive income (loss) for the fiscal years ended September 30, 2022 and 2021.

14.STOCK-BASED COMPENSATION

Summary of Equity Plans and Activity

The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock (“RSAs”), and restricted stock units (“RSUs”).

During fiscal years 2022 and 2021, the following are share-based awards available to certain employees and their general terms and conditions are:

●	Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; typically vest over 3 years; and typically expire 10 years from date of grant or 30 days post-termination. In the case of the options issued in relation to the Envigo acquisition, the options expire 10 years from date of grant or 1 year post-termination.
●	RSAs, which are shares granted at no cost on the grant date and typically vest over 2 years. With respect to RSAs, recipients do have voting rights on the stock during the vesting period.
●	RSUs, which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule, and typically vest over 2 years. With respect to RSUs, recipients do not have voting rights on the stock during the vesting period.

In March 2018, the Company's shareholders approved the amendment and restatement of the 2008 Stock Option Plan in the form of the Amended and Restated 2018 Equity Incentive Plan (as amended, the “Equity Plan”). Since March 2018, the Equity Plan has been amended three times:

(i)	in March 2020, the shareholders approved an amendment to increase the number of shares issuable under the amended and restated plan by 700,000 and to make corresponding changes to the number of shares issuable as incentive options and as restricted stock or pursuant to restricted stock units
(ii)	in November 2021, the Company's shareholders approved an amendment to the Company's 2018 Equity Incentive Plan to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to the plan; and
(iii)	in March 2022, the shareholders approved a further amendment to remove certain limitations on the number of stock options, stock appreciation rights, shares of restricted stock and restricted stock units that could be awarded to an employee participant in any fiscal year.

The Company currently grants equity awards from the Equity Plan. At September 30, 2022, 928,388 shares remained available for grants under the Equity Plan.

The Company expenses the estimated fair value of stock options over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method. The Company adjusts stock-based compensation expense for forfeitures in the period that a forfeiture occurs. The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Years Ended
	September 30,
	2022	2021
General and administrative	$5,960	$1,786
Other operating expense	23,014	-
Stock-based compensation, before income taxes	28,974	1,786
Provision for income taxes	(5,123)	(1,161)
Stock-based compensation, net of income taxes	$23,851	$625

No stock-based compensation related costs were capitalized in fiscal years 2022 and 2021.

The weighted-average assumptions used to compute the fair value of options granted for the fiscal years ended September 30, 2022 and 2021 were as follows:

	2022	2021
Risk-free interest rate	1.24%	0.93%
Dividend yield	—%	—%
Volatility of the expected market price of the Company’s common shares	76.62%	70.30%
Expected life of the options (years)	3.24	5.95

The volatility assumption used to determined the fair values of options granted for fiscal years 2022 and 2021 is based on historical stock price activity. Further, the assumptions presented for fiscal year 2022 are inclusive of the options issued in relation to the Envigo acquisition. Refer to Note 3 for further information related to those options.

A summary of the Company’s stock option activity for all options and related information for the year ended September 30, 2022, is as follows (in thousands, except for share prices):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	(shares)	Price	Life	Value
Outstanding as of September 30, 2021	831	$9.82		$
Granted	1,258	14.24
Exercised	(62)	1.90
Canceled	(78)	19.22
Outstanding as of September 30, 2022	1,949	$12.54	7.35	$12,655
Exercisable as of September 30, 2022	1,327	$8.54	6.52	$11,568
Expected to vest as of September 30, 2022	622	$21.06	9.14	$1,087

The weighted-average grant date fair value of stock options granted was $32.56 and $13.90 for fiscal years ended 2022 and 2021, respectively.

The total intrinsic value of options exercised during fiscal years ended 2022 and 2021 was $1,830 and $2,503, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.

A summary of the Company’s restricted share activity for the year ended September 30, 2022 is as follows (in thousands, except for share prices):

		Weighted-
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding – September 30, 2021	237	$7.96
Granted	41	$29.49
Vested	(121)	$5.19
Forfeited	(8)	$8.12
Outstanding – September 30, 2022	149	$16.09

As of September 30, 2022, the total unrecognized compensation cost related to unvested restricted shares was $949 and is expected to be recognized over a weighted-average service period of 1.0 years. The total fair value of the restricted shares granted during the fiscal year ended September 30, 2022 and 2021 was $1,197 and $1,576, respectively. The total fair falue of restricted shares vested during the fiscal year ended September 30, 2022 and 2021 was $4,580 and $405, respectively.

A summary of the Company’s restricted stock units for the year ended September 30, 2022 is as follows (in thousands, except for share prices):

		Weighted-
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
Outstanding – September 30, 2021	—	$—
Granted	551	$23.82
Outstanding – September 30, 2022	551	$23.82

As of September 30, 2022, the total unrecognized compensation cost related to unvested restricted stock units was $11,130 and is expected to be recognized over a weighted-average service period of 3.8 years. The total fair value of the restricted stock units granted during the fiscal year ended September 30, 2022 was $13,067. No restricted stock units vested during the fiscal year ended September 30, 2022.

15.INCOME TAXES

The components of loss (income) before income taxes are presented below:

	2022	2021

(Loss) income before income taxes:
U.S.	$(338,565)	$6,119
Non-U.S.	(13,884)	—
Total (loss) income before income taxes	$(352,449)	$6,119

Significant components of our deferred tax assets and liabilities are as follows:

	As of September 30,
	2022	2021
Deferred tax assets:
Inventory	$1,461	$117
Allowance for credit losses	1,288	—
Accrued compensation and vacation	2,574	224
Accrued expenses and other	608	—
Domestic net operating loss carryforwards	8,837	5,277
Foreign net operating loss carryforwards	8,276	—
Foreign tax credit carryforwards	769	—
Unrealized foreign exchange	1,191	—
Goodwill	—	138
Stock compensation expense	2,999	501
Business Interest Limitation	3,137	226
Leases	130	94
Total deferred tax assets	31,270	6,577

Deferred tax liabilities:
Prepaid expenses	(483)	(126)
Accrued expenses and other	—	(926)
Accreted interest on convertible debt	(8,586)	—
Basis difference for property and equipment	(12,300)	(2,077)
Basis difference for intangible assets	(76,307)	(2,841)
Goodwill	(267)	—
Total deferred tax liabilities	(97,943)	(5,970)

Total net deferred tax assets (liabilities)	(66,673)	607

Valuation allowance for net deferred tax assets	(10,354)	(951)

Net deferred tax asset (liabilities)	$(77,027)	$(344)

Significant components of the provision (benefit) for income taxes are as follows as of the years ended September 30, 2022 and 2021:

	2022	2021
Current:
Federal	$61	$—
State and local	496	7
Foreign	1,674
Deferred:
Federal	(12,494)	(3,902)
State and local	(4,911)	(881)
Foreign	(13)
Income tax (benefit)	$(15,187)	$(4,776)

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	Fiscal Years Ended
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	2.6%	0.1%
Change in Tax Rates	0.6%	%
Loss on Fair Value Remeasument of Embedded Derivative	(2.9)%	%
Nondeductible Compensation	(1.0)%	%
Other nondeductible expenses	(0.2)%	(24.3)%
Goodwill	(16.4)%	3.3%
Disregarded entities	0.6%	%
Foreign rate differential	(0.4)%	%
Valuation allowance changes from activity	0.1%	3.3%
Valuation allowance changes from acquisitions	0.3%	(81.4)%
Effective income tax rate	4.3%	(78.0)%

U.S. GAAP requires that valuation allowances should be established against deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. The Company assesses its deferred income taxes to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company’s U.S. tax reporting group has a cumulative three-year loss. The reversal of a deferred tax liability cannot be determined or considered a source of income for valuation allowance purposes where an NOL in the reversal period is limited. Therefore, the result is a valuation allowance in excess of net deferred tax assets and a net credit balance. The valuation allowance related to the Company’s U.S. tax reporting group as of September 30, 2022 and 2021 was $0 and $951, respectively, and $10,354 for the foreign entities, as the Company does not believe that these deferred tax assets will be realized in the foreseeable future. The Company did not have a non-U.S. tax footprint until fiscal year 2022. Payments made in fiscal years 2022 and 2021 for income taxes, net of refunds, amounted to $479 and $8, respectively.

The Company’s non-U.S. subsidiaries’ cumulative undistributed earnings, projected as of September 30, 2022, are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or withholding taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability for the amount indefinitely reinvested is not practicable due to the complexities in the tax laws and assumptions we would have to make. As of November 5, 2021, with the acquisition of Envigo, the Company adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of September 30, 2022.

At September 30, 2022, the Company had domestic net operating loss carryforwards for federal tax purposes of $28,731, of which $792 would expire in September 30, 2036 and approximately $27,939 may be carried forward indefinitely. State and local loss carryforwards total approximately $49,704. The majority expire from September 30, 2028 through 2041; however, approximately $14,535 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017. As a result of the current year acquisitions, the Company has not yet completed an Internal Revenue Code Section 382 study regarding certain limitations on the future usage of net operating losses. The Company had non-U.S. net operating loss carryforwards of $39,535, which have been fully offset by valuation allowance and an uncertain tax position. These losses may be carried forward indefinitely.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. There have been no additional gross uncertain tax positions during fiscal 2022 based on any federal, state tax position. The Company’s only uncertain tax position, in a foreign jurisdiction, was derived from a business combination. The Company established an uncertain tax position of $1,861 in accordance with ASC 805-740 to directly offset acquired foreign net operating losses of $2,222 within the foreign net deferred tax liability.

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

16.CONTINGENCIES

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

On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo RMS, LLC (“Envigo”) and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself.

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.). The derivative action asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Section 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. On November 15, 2022, the Court entered an order staying the derivative action pending a resolution of a motion to dismiss in the securities class action.

On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.). The derivative action asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Section 10(b), 21D and 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance.

While the Company cannot predict the outcome of these matters, the Company believes the derivative actions to be without merit and plans to vigorously defend itself.

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

On May 18, 2022, the U.S. Department of Justice ("DOJ"), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. Certain employees and former employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia (“USAO-VA”). On December 8, 2022, EGSI and Inotiv received additional subpoenas from the USAO-VA, on documents, records or materials required to be maintained to comply with the Clean Water Act (CWA), the Virginia State Water Control Law or local pretreatment requirements, from January 2017 to present. Consistent with Company policy, the Company is cooperating with DOJ and USAO-VA and other involved authorities.

On May 19, 2022, a civil complaint was filed against Envigo RMS in the U.S. District Court for the Western District of Virginia. The complaint was a civil action by DOJ alleging violations of the Animal Welfare Act at the Cumberland facility. The complaint sought declaratory and injunctive relief and costs. A temporary restraining order was issued on May 21, 2022 and, following Envigo RMS’s announcement on June 13, 2022 of its plans to permanently decommission the Cumberland facility, a preliminary injunction was issued on June 17, 2022. On July 15, 2022, the court approved a settlement entered into by Envigo RMS, the DOJ and the USDA on the civil case, which also comprises

USDA’s administrative claims against Envigo RMS for the Cumberland facility. The settlement did not require that Envigo RMS pay any fines or penalties to any governmental agencies. In addition, it is expressly stated that the settlement was not an admission of liability or wrongdoing by Envigo RMS with regard to its past operation of the Cumberland facility. The settlement incorporated the transfer plan that was mutually agreed to by the DOJ and Envigo RMS on July 1, 2022 (the “Transfer Plan”), and it concluded all related civil and administrative complaints related to the Cumberland facility. The Transfer Plan execution was finalized by the parties on September 1, 2022. As per required in settlement, the DOJ and USDA moved to dismiss the civil and administrative complaints with prejudice on September 14, 2022, and such dismissal was granted by the court on September 14, 2022. In accordance with the settlement, Envigo RMS is refraining from any operations requiring a USDA license at the Cumberland facility. In addition, as priorly disclosed by the Company, the Company vacated the Cumberland facility, and it is currently available for sale.

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

On November 16, 2022 the Company disclosed that employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, have been criminally charged by the USAO-FL with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. As of the filing date of this Report, the Company has not received any additional subpoenas related to this matter.

17.RELATED-PARTY TRANSACTIONS

The Company has a consulting agreement with LS Associates by which the Company expensed consulting fees of $363 and $86 for the fiscal years ended September 30, 2022 and 2021, respectively. LS Associates is owned in part by the Company’s CEO, Robert W. Leasure Jr. The Company received consulting services from LS Associates prior to Mr. Leasure being elected as CEO and continues to use services of the consulting firm on an as needed basis.

The Company sub-contracts technical report writing at its Boulder site to Report Right, LLC. Report Right, LLC is owned by an immediate family member of a current employee. Total expense incurred for the fiscal years ended September 30, 2022 and 2021 was $509 and $141, respectively.

The Company issued unsecured subordinated promissory notes in an aggregate principal amount of $1,500 to the former shareholders of Bolder BioPATH, who are affiliates of the Company. Total principal outstanding as of September 30, 2022 was $808. The Company expensed $56 in interest during the fiscal year ended September 30, 2022. See description of promissory note in Note 7.

The Company issued unsecured subordinated promissory notes in an aggregate principal amount of $3,000 to the former shareholders of Plato, who are affiliates of the Company. Total principal outstanding as of September 30, 2022 was $1,470. The Company expensed $107 in interest during the fiscal year ended September 30, 2022. See description of promissory note in Note 7.

The Company issued unsecured subordinated promissory notes in an aggregate principal amount of $433 to the former shareholders of Histion, who are affiliates of the Company. Total principal outstanding as of September 30, 2022 was $369. The Company expensed $7 in interest during the fiscal year ended September 30, 2022. See description of promissory note in Note 7.

The Company issued unsecured subordinated promissory notes in an aggregate principal amount of $600 to the former shareholders of Protypia, who are affiliates of the Company. Total principal outstanding as of September 30, 2022 was $600. The Company expensed $4 in interest during the fiscal year ended September 30, 2022. See description of promissory note in Note 7.

18.SUBSEQUENT EVENTS

On October 12, 2022, the Company borrowed the full amount of its existing $35,000 delayed draw term loan facility under the Credit Agreement, dated November 5, 2021, as amended January 27, 2022. A portion of the proceeds was used to repay $15,000 balance on revolving credit facility.

On November 16, 2022, the Company became aware that the USAO-SDFL had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. Due to this, the Company believed that it was prudent, through the filing date of this report, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. The Company has continued to sell NHPs from other suppliers. The Company has shipments of its Cambodian NHP inventory scheduled, which will be resumed once existing inventory can be reasonably determined to be purpose-bred.

As a result of the impact this will have to operating results and cash flows, the Company has determined impairment indicators exist and will report any potential impairment charges within the quarterly report for quarter ending December 31, 2022, for assets including inventory, long-lived assets (property and equipment and intangible assets) and goodwill.

On December 29, 2022, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into a Second Amendment (“Second Amendment”) to the Credit Agreement, dated November 5, 2021, as amended by that First Amendment on January 27, 2022 (as amended, the “Credit Agreement”).

The Second Amendment provides for, among other things, an extension to January 13, 2023 of the requirements to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023. The Second Amendment adds a requirement that the Company provide, within 30 days after the end of each month, an unaudited consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.

Under the Second Amendment, the Company may elect to borrow on each of the loan facilities at either an adjusted term secured overnight financing rate (“Term SOFR”) rate of interest or an alternate base rate of interest. Adjusted Term SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”); provided that, Adjusted Term SOFR shall never be less than 1.00%, and (ii) a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement).  Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”); provided that, the Alternate Base Rate shall never be less than 2.00%, plus (ii) a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio.

The Second Amendment also provides that the Company may not request any credit extensions under the revolving credit facility under the Credit Agreement: (i) prior to delivery of the audited financial statements and related compliance certificate for the fiscal year ended September 30, 2022; and (ii) thereafter, if any of the conditions precedent set forth in Section 4.02 of the Credit Agreement cannot be satisfied, including, without limitation, the making of the representation and warranty that as of the date of the most recent audited financial statements delivered to the Agent, no event, change, circumstance, condition, development or occurrence has had, or would reasonably be expected to result in, either individually or in the aggregate, a Material Adverse Effect (as defined in the Credit Agreement).

In addition, the Second Amendment provides that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties.

On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement, dated November 5, 2021, as amended by that Amendment on January 27, 2022 and that Second Amendment on December 29, 2022 (as amended by each of the Amendment, Second Amendment and the Third Amendment, the “Credit Agreement”). The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ending March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred, (the “Amendment Relief Period”):

●	the Cambodian NHP-related matters, to the extent existing and disclosed to the lenders prior to December 29, 2022, shall not constitute a material adverse effect under the Credit Agreement and will not restrict the Company’s ability to request credit extensions under the revolving credit facility;

●	the use of borrowings under the revolving credit facility is limited to funding operational expenses of the Company in the ordinary course and cannot be used for the making or funding of investments, permitted acquisitions or restricted payments, payments or purchases with respect to any indebtedness, bonuses or executive compensation, or judgments, fines or settlements; and

●	additional limitations are imposed on the Company under the Credit Agreement, including restrictions on permitted asset sales, a prohibition on making permitted acquisitions, and significant limitations on the ability to incur additional debt, make investments and make restricted payments.

The Third Amendment provides that from and after the date thereof, no incremental facilities under the Credit Agreement may be established or incurred. The Third Amendment also provides for additional mandatory prepayments of borrowed amounts following the receipt by the Company of certain cash receipts, including proceeds from certain equity issuances and cash received by the Company not in the ordinary course of business. Under the Third Amendment, after any draw on the revolving credit facility, the Company’s cash and cash equivalents held on hand domestically within the U.S. cannot exceed $10 million.

The fee consideration payable by the Company for each consenting lender party to the Third Amendment is: (i) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender; (ii) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in cash upon the occurrence of certain prepayments of the term loan under the Credit Agreement; and (iii) 7.00% of the aggregate amount of the revolving commitments held by each consenting revolving lender, to be paid in cash upon the occurrence with certain permanent reductions of the revolving loans under the Credit Agreement.

Under the Third Amendment, the Company may elect to borrow on each of the loan facilities accruing interest at either an adjusted secured overnight financing rate (“Term SOFR”) or an alternate base rate of interest. SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”), provided that, the Adjusted Term SOFR shall never be less than 1.00% per annum, plus (ii) an applicable margin of 6.75% per annum for term loans maintained as SOFR loans or 9.50% per annum for revolving loans maintained as SOFR loans. Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”), provided that, the Alternate Base Rate is subject to a floor of 2.00% per annum plus (ii) an applicable margin of 5.75% per annum for term loans maintained as Alternate Base Rate loans or 8.50% per annum for revolving loans maintained as Alternate Base Rate loans.

The Company is reviewing the Credit Agreement, as amended for accounting and tax impacts, which would be included in the quarterly report for quarter ending December 31, 2022.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including those designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the conclusion by our President and Chief Executive Officer and our Chief Financial Officer that our disclosure controls and procedures as of September 30, 2022 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Management’s assessment did not include an assessment of the internal controls of entities Envigo, RSI, ILS, OBRC and Protypia that were acquired in fiscal 2022. The results of these acquisitions are included in the Company’s 2022 consolidated financial statements and constituted 78% of the Company’s total assets as of September 30, 2022 and 73% of the Company’s total revenue for the year then ended.

Based on that assessment, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s internal control over financial reporting was not effective, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2022, management identified the following material weaknesses in internal controls:

a) Management did not design and maintain effective controls over information technology general controls (ITGCs) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (IT) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022; and

b) Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal controls over financial reporting. As such, we determined that management did not effectively design and implement components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022.

Additionally, management determined that the material weakness previously identified and disclosed related to the accounting for the tax impacts of acquisitions that qualify as stock transactions for tax purposes existing as of

September 30, 2021 continued to exist as of September 30, 2022 without remediation and is included and appropriately resides within the COSO related material weakness identified above.

As a result of the material weaknesses described above, the Company’s management has concluded that, as of September 30, 2022, our internal control over financial reporting was ineffective. The material weaknesses did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

As of the date of this Annual Report on Form 10-K, management is re-assessing the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) hiring additional accounting and IT personnel with appropriate technical skillsets, (b) improving consistency in ITGCs supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (c) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.

The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Attestation on Internal Control over Financial Reporting

Due to the Company remaining a non-accelerated filer in connection with this Annual Report on Form 10-K, the Company’s independent registered public accounting firm is not required to issue an attestation report on the Company’s internal control over financial reporting as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

Except for the determination by management of the material weaknesses in internal controls over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:

Under Form 8-K, Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant:

On January 9, 2023, the Company, certain subsidiaries of the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent, entered into a Third Amendment to the Credit Agreement, dated November 5, 2021, as amended by that First Amendment on January 27, 2022 and that Second Amendment on December 29, 2022. See Note 18 - Subsequent Events for a description of the terms of the Third Amendment.

Under Form 8-K, Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

In December 2022, the Compensation Committee approved various compensation matters for the Company’s executive officers.  With respect to Mr. Leasure, the Company’s President and Chief Executive Officer, the Committee approved a $1,000,000 discretionary cash bonus, payable in January 2023 and an award of restricted stock units with a value $500,000, to be granted on the third trading day after the filing of this Form 10-K. The Compensation Committee approved the bonus and equity award in recognition of the substantial contributions made by Mr. Leasure in fiscal year 2022, and particularly noted the significant accomplishments related to acquisition activities, balance sheet management, technology development, human capital development, capital investment and new business development and investments.  The Compensation Committee also considered that Mr. Leasure has had and will continue to have other employment opportunities in and outside the industries in which the Company operates, and believes that providing this cash bonus and equity award, along with the other components of Mr. Leasure’s compensation, will assist in retaining his continued service to the Company.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Compliance with Section 16(a) of the Exchange Act

Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2023 Proxy Statement under the sections captioned “Election of Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2023 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

Executive Officers

The information included under the caption “Information about our Executive Officers” in Part I, Item 1 herein is incorporated herein by reference in response to this item.

Audit Committee Financial Expert

The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2023 Proxy Statement under the section captioned “Committees and Meetings of the Board of Directors” and is incorporated herein by reference thereto.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website and can be accessed by selecting the “Governance” link at http://ir.inotivco.com. Information on our website is not incorporated by reference in this annual report.

ITEM 11 – EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the captions “Compensation of Executive Officers” and “Non-employee Director Compensation and Benefits.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the 2023 Proxy Statement under the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” is incorporated herein by reference..

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the captions “Family Relationships” and “Certain Relationships and Related Transactions.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

ITEM 16 – FORM 10-K SUMMARY

None.

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

	2.5

Membership Interest Purchase Agreement, dated January 10, 2022, by and among Inotiv, Inc., Inotiv Moorsville, LLC, Integrated Laboratory Systems Holdings, LLC and Integrated Laboratory Systems, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 13, 2022).

	2.6

Stock Purchase Agreement, dated January 27, 2022, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 31, 2022).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended (incorporated by reference to Exhibit 3.1 to t Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc., as amended through November 2, 2022 (filed herewith)

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2

Indenture, dated as of September 27, 2021, among Inotiv, Inc., the guarantor named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 27, 2021).

	4.3	Form of certificate representing the 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 27, 2021).

	4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8 (Registration No. 333-261025) filed on November 12, 2021).

	4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (Registration No. 333-266962) filed on August 18, 2022).

	4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (Registration No. 333-266962) filed on August 18, 2022).

(10)	10.1

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

10.13

Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement for Inotiv, Inc.’s 2022 annual meeting of shareholders filed on February 3, 2022).*

10.14

First Amendment to Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).*

10.15	Form of Restricted Stock Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed December 26, 2019).*

10.16

Form of Non-Qualified Stock Option Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Form 10-K filed December 26, 2019).*

10.17	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 31, 2022).*

10.18	Shareholders Agreement, dated November 5, 2021, by and among Inotiv, Inc. and the shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021).

10.19

Amended and Restated Credit Agreement, dated as of April 30, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.3 to Form 10-Q filed August 13, 2021).

10.20

First Amendment to Amended and Restated Credit Agreement, dated May 26, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.4 to Form 10-Q filed August 13, 2021).

10.21	Consent and Waiver from First Internet Bank of Indiana, dated May 5, 2021 (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 13, 2021).

10.22

Second Amendment to Amended and Restated Credit Agreement, dated September 21, 2021, between the Company and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Form 8-K/A filed October 1, 2021).

10.23

Third Amendment to Amended and Restated Credit Agreement, dated October 4, 2021, between Inotiv, Inc. and First Internet Bank of Indiana (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 4, 2021).

10.24

Credit Agreement, dated as of November 5, 2021, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 5, 2021).

10.25

First Amendment to Credit Agreement, dated as of January 27, 2022, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 31, 2022).

10.26

Second Amendment to Credit Agreement, dated as of December 29, 2022, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).

	10.27	Third Amendment to Credit Agreement, dated as of January 9, 2023, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (filed herewith).

10.28

Promissory note, dated April 18, 2020, entered into by the Company in favor of Huntington National Bank pursuant to the Paycheck Protection Program as administered by the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to Form 10-Q filed August 14, 2020).

	10.29	Employment Agreement, dated January 27, 2022, between the Company and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 31, 2022).*

	10.30	Offer Letter from the Company to Beth A. Taylor, dated February 20, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

	10.31	Offer Letter from the Company to John Greg Beattie, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).
(16)	16.1	Letter from RSM US LLP (incorporated by reference to Exhibit 16.1 to Form 8-K filed November 5, 2021).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young US LLP (filed herewith).

	23.2	Consent of Independent Registered Public Accounting Firm RSM US LLP (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (embedded within the Inline XBRL).

*     Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTIV, INC.

Date: January 11, 2023	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert W. Leasure, Jr.	President, Chief Executive Officer	January 11, 2023
Robert W. Leasure, Jr.	and Director (Principal Executive Officer)

/s/ Beth A. Taylor	Chief Financial Officer	January 11, 2023
Beth A. Taylor	(Principal Financial Officer)

/s/ Brennan Freeman	Vice President – Finance and Corporate Controller	January 11, 2023
Brennan Freeman	(Principal Accounting Officer)

/s/ Gregory C. Davis	Chairman of the Board of Directors	January 12, 2023
Gregory C. Davis, Ph.D.

/s/ Nigel Brown	Director	January 11, 2023
Nigel Brown, Ph.D.

/s/ Scott Cragg	Director	January 11, 2023
Scott Cragg

/s/ Richard A. Johnson	Director	January 12, 2023
Richard A. Johnson, Ph.D.

/s/ R. Matthew Neff	Director	January 11, 2023
R. Matthew Neff

/s/ John E. Sagartz	Director	January 12, 2023
John E. Sagartz, DVM, Ph.D., DACVP