Form 10-Q
period 2022-12-31
Inotiv, Inc.
filed 2023-02-14
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of February 3, 2023, 25,631,236 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2022 (Unaudited) and September 30, 2022	4
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2022 and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended December 31, 2022 and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three Months Ended December 31, 2022 and 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2022 and 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4	Controls and Procedures	46

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	47
Item 1A	Risk Factors	47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3	Defaults Upon Senior Securities	47
Item 4	Mine Safety Disclosures	47
Item 5	Other Information	47
Item 6	Exhibits	47
	Signatures	49

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,	September 30,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,820	$18,515
Restricted cash	—	465
Trade receivables and contract assets, net of allowances for credit losses of $7,292 and $6,268, respectively	74,587	100,073
Inventories, net	75,639	71,441
Prepaid expenses and other current assets	33,922	42,483
Assets held for sale	7,560	—
Total current assets	212,528	232,977

Property and equipment, net	187,952	186,199
Operating lease right-of-use assets, net	34,152	32,489
Goodwill	91,458	157,825
Other intangible assets, net	338,456	345,886
Other assets	6,513	7,524
Total assets	$871,059	$962,900

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,152	$28,695
Accrued expenses and other liabilities	28,582	35,801
Revolving credit facility	—	15,000
Fees invoiced in advance	60,655	68,642
Current portion of long-term operating lease	8,475	7,982
Current portion of long-term debt	7,553	7,979
Liabilities held for sale	2,710	—
Total current liabilities	136,127	164,099
Long-term operating leases, net	26,240	24,854
Long-term debt, less current portion, net of debt issuance costs	365,643	330,677
Other long-term liabilities	6,073	6,477
Deferred tax liabilities, net	57,169	77,027
Total liabilities	591,252	603,134

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at December 31, 2022 and at September 30, 2022; 25,606,636 issued and outstanding at December 31, 2022 and 25,598,289 at September 30, 2022	6,363	6,362
Additional paid-in capital	709,856	707,787
Accumulated deficit	(435,209)	(348,277)
Accumulated other comprehensive loss	(206)	(5,500)
Total equity attributable to common shareholders	280,804	360,372
Noncontrolling interest	(997)	(606)
Total shareholders’ equity and noncontrolling interest	279,807	359,766
Total liabilities and shareholders’ equity and noncontrolling interest	$871,059	$962,900

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Service revenue	$50,048	$38,176
Product revenue	72,706	46,035
Total revenue	$122,754	84,211
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	35,430	24,209
Cost of products sold (excluding amortization of intangible assets)	65,639	40,677
Selling	4,507	2,738
General and administrative	28,969	13,252
Amortization of intangible assets	8,781	3,396
Other operating expense	3,639	33,580
Goodwill impairment loss	66,367	—
Operating loss	$(90,578)	$(33,641)
Other (expense) income:
Interest expense	(10,450)	(4,828)
Other expense	(1,878)	(57,727)
Loss before income taxes	$(102,906)	$(96,196)
Income tax benefit	15,974	12,785
Consolidated net loss	$(86,932)	$(83,411)
Less: Net income (loss) attributable to noncontrolling interests	391	(364)
Net loss attributable to common shareholders	$(87,323)	$(83,047)

Loss per common share
Net loss attributable to common shareholders:
Basic and diluted	$(3.41)	$(3.93)

Weighted-average number of common shares outstanding:
Basic and diluted	25,603	21,124

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Consolidated net loss	$(86,932)	$(83,411)
Foreign currency translation	5,107	247
Defined benefit plans:
Pension cost amortization	(54)	—
Actuarial gains (losses), net of tax	—	(110)
Foreign currency translation	241	—
Other comprehensive income, net of tax	5,294	137
Consolidated comprehensive loss	(81,638)	(83,274)
Less: Comprehensive income (loss) attributable to non-controlling interests	391	(364)
Comprehensive loss attributable to common stockholders	$(82,029)	$(83,638)

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(In thousands, except number of shares)

(Unaudited)

					Accumulated
			Additional		Other	Non-	Total
	Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807

					Accumulated
			Additional		Other	Non-	Total
	Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2021	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net (loss) income	—	—	—	(83,411)	—	364	(83,047)
Stock issued in acquisitions	8,374,138	2,094	459,289	—	—	—	461,383
Noncontrolling interest related to Envigo acquisition		—	—	—	—	(983)	(983)
Issuance of stock under employee stock plans	42,971	11	38	—	—	—	49
Stock-based compensation	—	—	19,160	—	—	—	19,160
Pension cost amortization	—	—	—	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	—	—	247	—	247
Reclassification of convertible note embedded derivative to equity (Note 6)	—	—	88,576	—	—	—	88,576
Balance at December 31, 2021	24,348,594	$6,050	$679,261	$(94,426)	$137	$(619)	$590,403

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Operating activities:
Consolidated net loss	$(86,932)	$(83,411)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	13,263	6,035
Employee stock compensation expense	2,046	19,159
Changes in deferred taxes	(20,123)	(14,281)
Provision for doubtful accounts	1,078	—
Amortization of debt issuance costs and original issue discount	732	—
Noncash interest and accretion expense	1,446	—
Loss on fair value remeasurement of embedded derivative	—	56,714
Other non-cash operating activities	1,028	1,730
Goodwill impairment loss	66,367	—
Loss on debt extinguishment	—	877
Non-cash amortization of inventory fair value step-up	244	3,668
Changes in operating assets and liabilities:
Trade receivables and contract assets	21,999	1,517
Inventories	(4,204)	(3,393)
Prepaid expenses and other current assets	7,810	(1,432)
Operating lease right-of-use assets and liabilities, net	266	(229)
Accounts payable	1,169	4,491
Accrued expenses and other liabilities	(5,548)	(10,974)
Fees invoiced in advance	(7,796)	10,806
Other asset and liabilities, net	(255)	7,580
Net cash used in operating activities	(7,410)	(1,143)

Investing activities:
Capital expenditures	(8,369)	(5,655)
Proceeds from sale of equipment	211	284
Cash paid in acquisitions	—	(227,022)
Net cash used in investing activities	(8,158)	(232,393)

Financing activities:
Payments of long-term debt	—	(37,747)
Payments of debt issuance costs	—	(7,102)
Payments on promissory notes	(952)	(167)
Payments on revolving credit facility	(15,000)	—
Payments on senior term notes and delayed draw term loans	(688)	—
Borrowings on construction loan	—	1,184
Borrowings on senior term notes and delayed draw term loans	35,000	—
Proceeds from exercise of stock options	24	47
Proceeds from issuance of senior term notes	—	165,000
Payments on capex line of credit	—	(1,749)
Net cash provided by financing activities	18,384	119,466

Effect of exchange rate changes on cash and cash equivalents	593	—

Net increase (decrease) in cash and cash equivalents	3,409	(114,070)
Less: cash, cash equivalents, and restricted cash held for sale	(1,569)	—
Cash, cash equivalents, and restricted cash at beginning of period	18,980	156,924
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$20,820	$42,854

Noncash financing activity:
Seller financed acquisition	$—	$3,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,491	$1,351
Income taxes paid, net	$2,268	$163

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share amounts, unless otherwise indicated)

(Unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” and “Inotiv”) comprise a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.

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

Temporarily Suspended or Limited Operations

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates (“NHPs”) to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the “November 16, 2022 event”). Also as previously disclosed, two of the Company’s subsidiaries, Orient BioResource Center, Inc. (“OBRC”) and Envigo Global Services, Inc. (“EGSI”), companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, had received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S.  The Company has been fully cooperating, and will continue to cooperate, with USAO-SDFL.

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through the date of Form 10-K filed on January 13, 2023, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts evaluated what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. Subsequent to January 13, 2023, and through the date of this report, and after an internal analysis and review, the Company has shipped a select number of its Cambodian NHP inventory; however, the Company is not currently shipping Cambodian NHPs at the same volumes that it was prior to the November 16, 2022 event. The Company expects to establish new procedures before it will resume Cambodian NHP imports. The Company expects that future imports of NHPs from Cambodia will be dependent on working with third parties to establish additional procedures aiming at providing additional assurances that future NHP imports from Cambodia are purpose-bred.

Of the Company’s total revenue of $547,656 in the fiscal year ended September 30, 2022, approximately $140,000 was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the three months ended December 31, 2022, and expected future impacts.

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of approximately $20,820. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement resulting in, among other things, a limitation of the Company’s ability to draw on its revolving credit facility. The loss of access to the Company’s revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.

During the three months ended December 31, 2022, the Company announced the completion of the closure of the Cumberland and Dublin, Virginia facilities and announced further intended site optimizations plans for 2023 and 2024, including two U.S. facilities, which have been approved, and two non-U.S. facilities, Blackthorn, U.K. and Gannat, France, which were subject to a consultation and approval process in those countries.  The site optimization for our Blackthorn, U.K. site remained subject to approval as of December 31, 2022 and through the date of this report.  Subsequent to December 31, 2022, we completed the consultation and approval process in Gannat, France and will be relocating the operations of this facility to our recently updated Horst, Netherlands facility, which we expect to be completed by June 30, 2023. Further, the Company has communicated price increases that began in January 2023. The Company also took steps in reducing its 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses, among other efficiency-based reductions. As a result of the above measures, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants under its Credit Agreement, for at least the next twelve months. The forecasted operating cash flows include the shipping of the Company’s existing Cambodian NHP inventory. See Note 6 – Debt and Note 15 – Subsequent Events for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2022 and 2021 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at December 31, 2022. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results for the fiscal year ending September 30, 2023. Certain prior year amounts have been reclassified within the statement of cash flows for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and a variable interest entity (“VIE”) it consolidates in accordance with GAAP. The Company consolidates a VIE as a result of the Envigo acquisition. The VIE does not materially impact our net assets or net loss.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2022.

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

During the three months ended December 31, 2022 and 2021, one customer accounted for 21.7% and 20.7% of sales, respectively. During the the three months ended December 31, 2022 and 2021, no vendors accounted for more than 10% of cost of revenues.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

DSA

The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line.

RMS

The RMS segment generates products revenue through the commercial production and sale of research models, diets and bedding and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services (GEMS), client-owned animal colony care, and health monitoring and diagnostics services related to research models.

Contract Assets and Liabilities from Contracts with Customers

The timing of revenue recognition, billings and cash collections results in billed receivables (trade receivables), contract assets (unbilled revenue), and contract liabilities (customer deposits and deferred revenue) on the condensed consolidated balance sheets. The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (customer deposits and deferred revenue):

	Balance at	Balance at
	December 31,	September 30,
	2022	2022
Contract Assets: Trade receivables	$65,555	$88,867
Contract Assets: Unbilled revenue	16,324	17,474
Contract liabilities: Customer deposits	30,509	39,222
Contract liabilities: Deferred revenue	30,146	29,420

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $2,710 and $2,647 of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2022 and September 30, 2022, respectively.

Changes in the contract asset and the contract liability balances during the three months ended December 31, 2022 include the following:

●	Changes in the time frame for a right for consideration to become unconditional – approximately 45% of unbilled revenue as of September 30, 2022, was billed during the three months ended December, 31 2022
●	Changes in the time frame for a performance obligation to be satisfied – approximately 30% of deferred revenue as of September 30, 2022, was recognized as revenue during the three months ended December 31, 2022.

3.SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the three months ended December 31, 2022 and 2021, the RMS segment reported intersegment revenue of $1,125 and $320 to the DSA segment, respectively. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended
	December 31,
	2022	2021
Revenue
DSA:
Service revenue	$39,971	$31,875
Product revenue	1,122	950
RMS:
Service revenue	10,077	6,301
Product revenue	71,584	45,085
	$122,754	$84,211

Operating Income (Loss)
DSA	$2,372	$6,042
RMS	(71,272)	80
Unallocated Corporate	(21,678)	(39,763)
	$(90,578)	$(33,641)

Interest expense	(10,450)	(4,828)
Other expense	(1,878)	(57,727)
Loss before income taxes	$(102,906)	$(96,196)

	Three Months Ended
	December 31,
	2022	2021
Depreciation and amortization:
DSA	$3,980	$2,544
RMS	9,283	3,491
	$13,263	$6,035

Capital expenditures:
DSA	$3,294	$2,986
RMS	5,075	2,669
	$8,369	$5,655

Geographic Information

The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended
	December 31,
	2022	2021
United States	$99,009	$71,142
Netherlands	15,222	6,536
Other	8,523	6,533
	$122,754	$84,211

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	December 31,	September 30,
	2022	2022
United States	$174,011	$173,417
Netherlands	6,315	5,824
Other	7,626	6,958
	$187,952	$186,199

4.BUSINESS COMBINATIONS

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

October 4, 2021
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

November 5, 2021
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
$674,574

Inventory is comprised of small and large animal research models, including NHPs, and Teklad diet and bedding. The fair value was determined using a comparative sales methodology, in which the intent is to ensure that the acquirer only recognizes profits associated to value added subsequent to the acquisition date.

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

In accordance with ASC 805-740, the Company established a deferred tax liability with an offset to goodwill in connection with the accounting for the opening balance sheet of the Envigo acquisition as a result of book-to-tax differences primarily related to the intangible assets, step up on the fair value of inventory and property and equipment. Within the deferred tax liability, $2,222 of acquired foreign net operating losses are offset by an uncertain tax benefit of $1,861.

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

December 29, 2021
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

January 10, 2022
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

January 27, 2022
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

Intangible assets primarily relate to customer relationships and technology associated with the ability to produce and care for the research models. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 10 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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
December 31, 2022
Assets acquired and liabilities assumed:
Other assets, net	50
Goodwill	3,305
Intangible assets	9,600
Deferred tax liabilities	(2,089)
$10,866

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including intangible assets, goodwill and deferred tax liabilities. From the date of the acquisition through December 31, 2022, the Company recorded measurement-period adjustments related to the acquisition that resulted in changes to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

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

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three months ended December 31, 2021 assume that the acquisitions had occurred as of October 1, 2021. Pro forma information for the three months ended December 31, 2022, is not presented here, as the statement of operations for the three months ended December 31, 2022, includes all business combinations. The following pro forma amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2021.

The unaudited pro forma information is as follows:

Three Months Ended
December 31, 2021
Total revenues	$125,694

Net (loss) income	$26,744

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a rollforward of the Company’s goodwill:

	September 30, 2022	Impairment	December 31, 2022
DSA	$91,458	$—	$91,458
RMS	302,372	—	302,372
Gross Carrying Amount	393,830	—	393,830
Accumulated impairment loss - RMS	(236,005)	(66,367)	(302,372)
Goodwill	$157,825	$(66,367)	$91,458

The Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S., the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of goodwill as of December 31, 2022, was required to be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66,367 was recorded within the RMS segment. The remaining goodwill balance of $91,458 as of December 31, 2022 is attributed to the DSA segment.

Intangible Assets, Net

The following table displays intangible assets, net by major class:

	December 31, 2022
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$320,203	$(34,069)	$286,134
Intellectual property	57,159	(7,445)	49,714
Non-compete agreements	2,410	(986)	1,424
Other	2,396	(1,212)	1,184
	$382,168	$(43,712)	$338,456

	September 30, 2022
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$318,896	$(26,990)	$291,906
Intellectual property	56,997	(5,767)	51,230
Non-compete agreements	2,410	(872)	1,538
Other	2,396	(1,184)	1,212
	$380,699	$(34,813)	$345,886

The decrease in intangible assets, net during the three months ended December 31, 2022 related to amortization over the applicable useful lives, offset set by the impact of foreign exchange rates.

6.DEBT

Credit Facility

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Interest expense was accrued at an effective rate of 9.84% for the three months ended December 31, 2022.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment during the three months ended December 31, 2021.

On January 7, 2022, the Company drew $35,000 on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35,000 is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Interest expense was accrued at an effective rate of 9.91% for the three months ended December 31, 2022.

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and the Agent entered into a First Amendment (the “First Amendment”) to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the Amendment (the “Additional DDTL” and together with the Initial DDTL, the “DDTL”). The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and on October 12, 2022, the Company borrowed the full $35,000 under the Additional DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Interest expense was accrued at an effective rate of 9.84% for the three months ended December 31, 2022.

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

The Additional Term Loans will mature on November 5, 2026.

Second Amendment to Credit Agreement

On December 29, 2022,  the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

The Second Amendment provides for, among other things, an extension of the deadline for the Company to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023; the Company satisfied these requirements by the extended deadline. The Second Amendment adds a requirement that the Company provide, within 30 days after the end of each month, an unaudited consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.

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

In addition, the Second Amendment provides that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company has timely satisfied each of these requirements.

Long term debt as of December 31, 2022 and September 30, 2022 is detailed in the table below.

	December 31, 2022	September 30, 2022
Seller Note – Bolder BioPath	752	808
Seller Note – Preclinical Research Services	590	615
Seller Note – Plato BioPharma	643	1,470
Seller Payable - Orient BioResource Center	3,553	3,488
Seller Note – Histion	325	369
Seller Note – Protypia	600	600
Economic Injury Disaster Loan	140	140
Convertible Senior Notes	106,346	104,965
Term Loan Facility, DDTL and Incremental Term Loans	272,513	238,200
	385,462	350,655
Less: Current portion	(7,553)	(7,979)
Less: Debt issuance costs not amortized	(12,266)	(11,999)
Total long-term debt	$365,643	$330,677

As of December 31, 2022, the Company did not have an outstanding balance on the revolving credit facility.

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

As part of the acquisition of Histion, which is a part of the Company’s subsidiary, Bronco Research Services, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.

As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of January 7, 2024.

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

As of December 31, 2022 and September 30, 2022, there were $4,839 and $5,060, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2022, the total interest expense was $2,765, including coupon interest expense of $1,163, accretion expense of $1,381, and the amortization of debt discount and issuance costs of $221. For the three months ended December 31, 2021, the total interest expense was $2,628, including coupon interest expense of $1,163, accretion expense of $1,255, and the amortization of debt discount and issuance costs of $210.

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

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 12 – Equity), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the three months ended December 31, 2021 of $56,714.

7.SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	December 31,	September 30,
	2022	2022
Trade receivables	$65,555	$88,867
Unbilled revenue	16,324	17,474
Total	81,879	106,341
Less: Allowance for credit losses	(7,292)	(6,268)
Trade receivables and contract assets, net of allowances for credit losses	$74,587	$100,073

Inventories, net consisted of the following:

	December 31,	September 30,
	2022	2022
Raw materials	$2,392	$1,757
Work in progress	72	186
Finished goods	4,762	4,933
Research Model Inventory	72,631	68,055
Total	79,857	74,931
Less: Obsolescence reserve	(4,218)	(3,490)
Inventories, net	$75,639	$71,441

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2022	2022
Advances to suppliers	$23,249	$30,292
Income tax receivable	770	366
Prepaid research models	3,248	3,575
Other	6,655	8,250
Prepaid expenses and other current assets	$33,922	$42,483

The composition of other assets is as follows:

	December 31,	September 30,
	2022	2022
Long-term advances to suppliers	$2,250	$2,894
Finance lease right-of-use assets, net	68	79
Debt issuance costs - revolving credit facility	410	1,411
Funded status of defined benefit plan	2,099	1,573
Other	1,686	1,567
Other assets	$6,513	$7,524

Accrued expenses consisted of the following:

	December 31,	September 30,
	2022	2022
Accrued compensation	$10,425	$17,460
Non-income taxes	1,663	1,200
Accrued interest	4,959	5,228
Other	11,535	11,913
Accrued expenses and other liabilities	$28,582	$35,801

The composition of fees invoiced in advance is as follows:

	December 31,	September 30,
	2022	2022
Customer deposits	$30,509	$39,222
Deferred revenue	30,146	29,420
Fees invoiced in advance	$60,655	$68,642

8.DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2023, the Company expects to contribute $1,209 to the Pension Plan. As of December 31, 2022, the funded status of the defined benefit plan obligation of $2,099 is included in other assets (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended
	December 31,
	2022	2021
Components of net periodic (benefit) expense:
Interest cost	$182	$58
Expected return on assets	(198)	(109)
Amortization of prior (gain) loss	(38)	161
Net periodic (benefit) expense	$(54)	$110

9.OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended
	December 31,
	2022	2021
Acquisition and integration costs	$983	$8,808
Restructuring costs[1]	266	—
Startup costs	1,505	957
Remediation costs	585	439
Other costs	300	362
Acquisition-related stock compensation costs[2]	—	23,014
	$3,639	$33,580
[1] Restructuring costs represent costs incurred in connection with the exit of our Dublin and Cumberland facilities. See Note 10 – Restructuring and Assets Held for Sale for additional information.
[2] Refer to Note 4 - Business Combinations for further discussions around acquisition-related stock compensation costs related to the acquisition of Envigo.

10.RESTRUCTURING AND ASSETS HELD FOR SALE

Restructuring

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia (“Cumberland facility”) and to close and relocate its operations in Dublin, Virginia (“Dublin facility”) into its other existing facilities, as a part of the Company’s ongoing restructuring and site optimization plan. The Cumberland facility exit was also a part of the transfer plan settlement, as further described in Note 14 – Contingencies. The operations at both the Cumberland facility and the Dublin facility were within the RMS segment. The Cumberland facility exit was complete by September 2022. The Dublin facility transition was completed in November 2022.

For the three months ended December 31, 2022, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures of the Cumberland facility and Dublin facility. Exit and disposal costs were charged to other operating expense.

As of December 31, 2022, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs is $571.

Assets Held for Sale

Prior to the Envigo acquisition, Envigo management signed a Stock Purchase Agreement dated October 6, 2021, to sell its ownership interest in its Israel RMS and Israel CRS businesses (the “Israeli Businesses”) to the management team of the Israel Businesses for $6,650. The sale includes the Company’s 100% ownership in Israel RMS and Israel RMS’s 62.5% ownership interest in Israel CRS. The management team currently owns the 37.5% non-controlling ownership position in Israel CRS. In October 2022, the Company’s Board of Directors approved the sale of the Israeli Businesses. As a result of this approval, and in consideration of the remaining assets held for sale criteria under ASC 360 – Property, Plant and Equipment, it was determined that the net assets and liabilities of the Israeli Businesses met the criteria for assets held for sale as of December 31, 2022. This sale is expected to close by the end of the fiscal year ended September 30, 2023 and will be reflected in the RMS reportable segment. The combined loss before taxes of the Israeli Businesses for the three months ended December 31, 2022 was $1,904.

The assets and liabilities, and the resulting net assets held for sale, of the Israeli Businesses are as follows:

December 31,
2022
Assets
Current assets:
Cash and cash equivalents	$1,097
Restricted cash	472
Trade receivables and contract assets, net of allowances for credit losses	3,095
Inventories, net	760
Prepaid expenses and other current assets	1,065
Total current assets	$6,489

Property and equipment, net	1,071
Total assets	$7,560

Liabilities
Current liabilities:
Accounts payable	$317
Accrued expenses and other liabilities	1,902
Fees invoiced in advance	491
Total liabilities	$2,710

Net assets held for sale	$4,850

11.LEASES

The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASU 842. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.  The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2022	September 30, 2022

Operating ROU assets, net	$34,152	$32,489

Current portion of operating lease liabilities	8,475	7,982
Long-term operating lease liabilities	26,240	24,854
Total operating lease liabilities	$34,715	$32,836

Finance ROU assets, net	$68	$79

Current portion of finance lease liabilities	39	43
Long-term finance lease liabilities	35	41
Total finance lease liabilities	$74	$84

During the three months ended December 31, 2022 and 2021, the Company had operating lease amortization of $1,936 and $1,083, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended December 31, 2022 and December 31, 2021 were:

	Three Months Ended
	December 31,
	2022	2021
Operating lease costs:
Fixed operating lease costs	$2,592	$1,083
Short-term lease costs	12	25
Lease income	(674)	(177)
Finance lease costs:
Amortization of ROU asset expense	11	6
Interest on finance lease liability	1	1
Total lease cost	$1,942	$938

The Company serves as lessor to a lessee in five facilities.  The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	December 31,
	2022	2021
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,351	$1,096
Operating cash flows from finance leases	11	1
Finance cash flows from finance leases	1	6

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,567	$17,036
ROU assets obtained in exchange for new finance lease liabilities	—	—

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of December 31, 2022 and 2021 were:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)
Operating lease	5.97	6.18
Finance lease	2.35	2.90
Weighted-average discount rate (in percentages)
Operating lease	6.97%	5.10%
Finance lease	4.86%	4.86%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2022, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2023 (remainder of fiscal year)	$8,351	$40
2024	8,263	31
2025	6,975	5
2026	5,667	1
2027	3,803	—
Thereafter	10,597	—
Total minimum future lease payments	43,656	77
Less interest	(8,941)	(3)
Total lease liability	34,715	74

12.EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

Increase in Authorized Shares and Equity Plan Reserve

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At December 31, 2022, 951,535 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the three months ended December 31, 2022 and 2021, 0 and 8,374,138 common shares, respectively, were issued in relation to acquisitions. See Note 4 – Business Combinations for further discussion of consideration for each acquisition.

Stock-Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended December 31, 2022 and 2021, was $2,046 and $23,932, respectively. Of the $23,932 stock based compensation expense in the three months ended December 31, 2021, $23,014 related to post-combination expense recognized in connection with the Envigo transaction (see Note 4 – Business Combinations), which was inclusive of $4,772 of stock based compensation settled in cash.

Net Loss per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units. Shares issuable upon exercise of 1,779,406 options and shares issuable upon vesting of 549,833 restricted stock units were not considered in computing diluted loss per share for the three months ended December 31, 2022 because they were anti-dilutive. Shares issuable upon exercise of 1,654,270 options were not considered in computing diluted loss per share for the three months ended December 31, 2021 because they were anti-dilutive. Additionally, there are 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021, which were not considered in computing diluted loss per share for the three months ended December 31, 2022 and 2021 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted net loss per share:

	Three Months Ended
	December 31,
	2022	2021
Basic and diluted net loss per share:
Net loss applicable to common shareholders	$(87,323)	$(83,047)
Weighted average common shares outstanding (in thousands)
Basic and diluted:	25,603	21,124

Basic and diluted net loss per share	$(3.41)	$(3.93)

13.INCOME TAXES

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

The difference between the enacted federal statutory rate of 21% and the Company’s effective tax rate of 15.5% for the three months ended December 31, 2022 was primarily related to the impact on tax expense of certain book to tax differences on the deductibility of goodwill impairment and other permanent items.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. As of December 31, 2022, the Company’s only uncertain tax position was derived from a business combination in fiscal year 2022.

The Company records interest and penalties accrued in relation to the uncertain income tax position as a component of income tax expense (benefit). Any changes in the liability for the uncertain tax position would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and foreign jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by federal, state, local and foreign taxing authorities. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The Company is no longer subject to U.S. federal tax examinations for years before 2018 or state and local tax examinations for years before 2017, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination three years from the date of utilization.

14.CONTINGENCIES

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

On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo RMS and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself.

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

On May 18, 2022, the U.S. Department of Justice ("DOJ"), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. Certain employees and former employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia (“USAO-VA”). On December 8, 2022, EGSI and Inotiv received additional subpoenas from the USAO-VA, on documents, records or materials required to be maintained to comply with the Clean Water Act (the  “CWA”), the Virginia State Water Control Law or local pretreatment requirements, from January 2017 to present. Certain employees and former employees also received a grand jury subpoena requested by the USAO-VA regarding the Cumberland facility’s compliance with the CWA, the Virginia State Water Control Law or local pretreatment requirements. Consistent with Company policy, the Company is cooperating with DOJ and USAO-VA and other involved authorities.

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

On June 15, 2021, EGSI, a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO-FL”) for the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO-FL and received by EGSI’s predecessor entity, Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc. (“Covance”), a subsidiary of Laboratory Corporation of America Holdings, in June 2019.

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

15.SUBSEQUENT EVENTS

On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ending March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop or acquire new services and products; (v) our ability to source animal research models from Asia; (vi) our ability to make capital expenditures and finance operations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to recent acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness; (xv) our expectations regarding the volume of new bookings, pricing, gross margins and liquidity; (xvi) our ability to manage recurring and non-recurring costs; (xvii) our ability to execute on our restructuring and site optimization plans; and (xviii) the impact of public health emergencies, including COVID-19, on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in subsequent filings with the SEC, many of which are beyond our control.

In addition, we have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the assumptions on which the forward-looking statements contained herein are based on are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law. Our actual results could differ materially from those discussed in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Report.

Recent Developments and Executive Summary

During recent periods, we have undertaken significant internal and external growth initiatives. Our growth initiatives include (1) acquisitions, (2) expansion of existing and acquired businesses, and (3) startup of new services. Previously, our growth initiatives focused on discovery and safety assement services, and, as a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments:

Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”). In addition to growth initiatives previously announced, we have initiated site optimization plans in the U.S. and France, and are consulting with employee respresentatives for a proposed consolidation of a U.K. site, in order to enhance margins.

Update on Expansions of Facilities and Businesses

During the twelve months ended September 30, 2022, we initiated a facility expansion to our facility in Boulder, Colorado (“Boulder facility”), which was completed in December 2022; we invested in infrastructure, equipment and facility upgrades to increase revenue capacity at our facility in Morrisville, North Carolina (“Morrisville facility”), which was complete in December 2022; and we invested in a buildout of a newly leased 48,000 square foot facility in Rockville, Maryland (“Rockville facility”) to support biotherapeutics and genetic toxicology growth, which is expected to be complete by March 2023. In addition, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement planned and proposed site optimizations and enhance animal welfare. Further, we have filled critical leadership and scientific positions.

Update on New Service Offerings

We announced new service offerings which we are building internally and startup operations, including mechanistic pharmacology and toxicology, safety pharmacology, juvenile toxicology, SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology. In the three months ended December 31, 2022 and 2021, we incurred start up costs of $1.5 million and $1.0 million, respectively.

Update on Restructurings and Site Optimization Plans

Prior to our acquisition of Envigo, the relocation of our operations in Haslett, Michigan and Boyertown, Pennsylvania to our newly refurbished facility in Denver, Pennsylvania was announced. We expect the Haslett and Boyertown facility closures to be completed by March 2023. Further, we announced in June 2022 that we were closing a purpose-bred canine facility in Cumberland, Virgina and a rodent breeding facility in Dublin, Virginia as part of restructuring activities. The rodent breeding operations were consolidated into an existing, recently renovated site. The Cumberland facility closure was completed in September 2022 and the Dublin facility closure was completed in November 2022.

On November 29, 2022, we announced additional site consolidation plans in the U.S., intent to consult with employee representatives for a proposed consolidation of our facilities in Gannat, France, and Blackthorn, Bicester U.K., and provided an update on site optimization plans in process. The site optimization plans are intended to allow us to reduce overhead and create efficiencies through scale. Subsequent to December 31, 2022, we completed the consultation and approval process in Gannat, France and will be relocating the operations of this facility to our recently updated Horst, Netherlands facility, which we expect to be completed by June 30, 2023. The site optimization for our Blackthorn, U.K. site remained subject to approval as of December 31, 2022 and through the date of this report.

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

Business Overview

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

Temporarily Suspended or Limited Operations

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates (“NHPs”) to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (“November 16, 2022 event”). Also as previously disclosed, two of the Company’s subsidiaries, Orient BioResource Center, Inc. (“OBRC”) and Envigo Global Services, Inc. (“EGSI”), companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, had received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S.  The Company has been fully cooperating, and will continue to cooperate, with USAO-SDFL.

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through the date of Form 10-K filed on January 13, 2023, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts evaluated what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. Subsequent to January 13, 2023, and through the date of this report, and after an internal analysis and review, the Company has shipped a select number of its Cambodian NHP inventory; however, the Company is not currently shipping Cambodian NHPs at the same volumes that it was prior to the November 16, 2022 event. The Company expects to establish new procedures before it will resume Cambodian NHP imports. The Company expects that future imports of NHPs from Cambodia will be dependent on working with third parties to establish additional procedures aiming at providing additional assurances that future NHP imports from Cambodia are purpose-bred.

Of the Company’s total revenue of $547.7 million in the fiscal year ended September 30, 2022, approximately $140.0 million was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the three months ended December 31, 2022, and expected future impacts.

Liquidity

As of December 31, 2022, the Company has cash and cash equivalents of $20.8 million. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement resulting in, among other things a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.

During the three months ended December 31, 2022, the Company announced the completion of the closure of the Cumberland and Dublin, Virginia facilities and announced further intended site optimizations plans for 2023 and 2024, including two U.S. facilities, which have been approved, and two non-U.S. facilities, Blackthorn, U.K. and Gannat, France, which were subject to a consultation and approval process in those countries.  The site optimization for our Blackthorn, U.K. site remained subject to approval as of December 31, 2022 and through the date of this report.  Subsequent to December 31, 2022, we completed the consultation and approval process in Gannat, France and will be relocating the operations of this facility to our recently updated Horst, Netherlands facility, which we expect to be completed by June 30, 2023. Further, the Company has communicated price increases that began in January 2023. The Company also took steps in reducing its 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses, among other efficiency-based reductions. As a result of the above measures, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants under its Credit Agreement for at least the next twelve months. The forecasted operating cash flows include the shipping of the Company’s existing Cambodian NHP inventory. See Note 6 – Debt and Note 15 – Subsequent Events for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

Financial Highlights During Three Months Ended December 31, 2022

●	Revenue grew to $122.8 million in three months ended December 31, 2022 from $84.2 million during the three months ended December 31, 2021, driven by a $8.3 million rise in DSA segment revenue and a $30.3 million rise in RMS segment revenue. Growth resulted primarily from acquisitions, favorable pricing for both segments, and increased customer demand at DSA that produced revenue exceeding acquisition contributions.

●	Consolidated net loss for the three months ended December 31, 2022 was $(86.9) million, or (70.8)% of total revenue, compared to consolidated net loss of $(83.4) million, or 99.1% of total revenue, in the three months ended December 31, 2021. The consolidated net loss in the three months ended December 31, 2022 included a $66.4 million non-cash goodwill impairment charge related to our RMS segment. The remaining consolidated net loss was primarily driven by the impact on revenue and gross margin from the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts can reasonably determine that the NHPs in inventory from Cambodia are purpose-bred.

•Book-to-bill ratio was 1.02x for the DSA services business.

●	DSA backlog was $147.9 million at December 31, 2022, up from $147.2 million at September 30, 2022 and $104.6 million at December 31, 2021.

Events Subsequent to December 31, 2022

●	On January 9, 2023, the Company entered into a Third Amendment to the Credit Agreement, as described below under “Liquidity and Capital Resources – Third Amendment to Credit Agreement.”

Results of Operations

Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

DSA

(in millions, except percentages)	Three Months Ended
	December 31,
	2022	2021	$ Change	% Change
Revenue	$41.1	$32.8	$8.3	25.3%
Cost of revenue[1]	28.0	20.6	7.4	35.9%
Operating expenses[2]	8.8	5.2	3.6	69.2%
Amortization of intangible assets	1.9	1.0	0.9	90.0%
Operating income (loss)[2,3,4]	$2.4	$6.0	$(3.6)	(60.0)%
Operating income (loss) % of total revenue	1.9%	7.2%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment loss shown on the consolidated statement of operations only impact the RMS Segment
[4] Table may not foot due to rounding

DSA revenue increased $8.3 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in the DSA revenue was primarily driven by revenue generated from Integrated Laboratory Systems, LLC (“ILS”), which was acquired on January 10, 2022.  The remaining increase was primarily driven by an increase in general toxicology services.

DSA operating income decreased by $3.6 million in the three months ended Decemner 31, 2022 compared to the three months ended December 31, 2021, primarily due to higher operating expenses. Operating expenses increased due to increases in selling costs, primarily due to increased revenue, and general and administrative expenses (“G&A”) reflecting various acquisitions, as well as strategic investments in G&A expense to support additional future revenue growth, which included additional headcount and higher compensation expense, among other costs. Amortization of intangibles increased year over year primarily as a result of additional acquired intangible assets since December 31, 2021.

RMS

(in millions, except percentages)	Three Months Ended
	December 31,
	2022	2021	$ Change	% Change
Revenue	$81.7	$51.4	$30.3	58.9%
Cost of revenue[1]	73.1	44.3	28.8	65.0%
Operating expenses[2]	6.6	4.6	2.0	43.5%
Amortization of intangible assets	6.9	2.4	4.5	187.5%
Goodwill impairment loss[3,4]	66.4	-	66.4	100.0%
Operating (loss) income [2,3,4]	$(71.3)	$0.1	$(71.4)	NM
Operating (loss) income % of total revenue	(58.1)%	0.0%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment loss shown on the consolidated statement of operations only impact the RMS Segment
[4] Table may not foot due to rounding, % change of operating (loss) income is not meaningful ("NM")

RMS revenue increased $30.3 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase in the RMS revenue was due primarily to the timing of contributions from the acquisitions of Envigo, RSI and OBRC. Envigo was acquired on November 5, 2021, RSI was acquired on December 29, 2021, and OBRC was acquired on January 27, 2022.

RMS operating loss was $71.3 million in the three months ended December 31, 2022, a decrease of $71.4 million compared to the three months ended December 31, 2021, primarily due to a $66.4 million non-cash goodwill impairment charge related to our RMS segment. The Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S., the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of our goodwill as of December 31, 2022, must be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66.4 million was recorded within the RMS segment.

Additionally, operating expenses increased primarily due to increases in selling costs, primarily due to increased revenue, and G&A expenses reflecting various acquisitions, as well as strategic investments in G&A expense to support additional future revenue growth, which included additional headcount, higher compensation expense and higher legal expense, among other costs.  Amortization of intangibles increased year-over-year, primarily as a result of additional acquired intangible assets since December 31, 2021.

Unallocated Corporate

(in millions, except percentages)	Three Months Ended
	December 31,
	2022	2021	$ Change	% Change
Operating (loss)[1]	$(21.7)	$(39.8)	$18.1	(45.5)%
Operating (loss) % of total revenue	(17.7)%	(47.2)%
[1] Operating (loss) includes selling, general and administrative and other operating expenses

Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $18.1 million, compared to the corresponding period in 2021 was primarily related to a decrease in stock-based compensation expense.  Unallocated corporate costs for the three months ended December 31, 2021 included a one-time charge of $23.0 million for post combination stock compensation expense relating to the adoption of the Envigo Equity Plan. Offsetting the decrease in stock compensation expense was an increase in unallocated corporate costs due to general and administrative expenses reflecting various acquisitions, as well as strategic investments in G&A expense to support additional future revenue growth, which included additional headcount, higher compensation expense and higher legal expense, amongst other costs.  Additionally, for the three months ended December 31, 2022, unallocated corporate costs included $1.3 million for legal, consulting and audit fees incurred in connection with the impact of the Company’s decision to refrain from selling or delivering Cambodian NHPs held in the U.S. Costs as a percentage of revenue for the three months ended December 31, 2022 was 17.7% compared to 47.2% for the corresponding period in 2021.

Other Expense

Other expense decreased by $50.2 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The decrease in other expense was primarily due to a decrease of $55.8 million in other expense for the three months ended December 31, 2022, primarily as a result of one-time charges of $56.7 million during the three months ended December 31, 2021 of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021, partially offset by an increase in interest expense of $5.6 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, as a result of the additional debt obtained in connection with various acquisitions.

Income Taxes

Our effective income tax rates for the three months ended December 31, 2022 and 2021 were 15.5% and 13.3%, respectively. The benefit recorded for each period was $16.0 million and $12.8 million, respectively. The income tax benefit in the three months ended December 31, 2022 related to deferred tax benefits on the pre-tax loss, partially offset by the impact on tax expense of non-deductible goodwill impairment and other permanent items. The benefit from income taxes in the three months ended December 31, 2021 related primarily to deferred tax liabilities established as part of the acquisition of Envigo, which resulted in a release of valuation allowance, as well as the impact on tax expense of certain book to tax differences on the deductibility of certain transaction costs and non-deductibility of the loss on fair value remeasurement of the embedded derivative component of the convertible notes.

Consolidated net loss

As a result of the above described factors, we had a consolidated net loss of $86.9 million for the three months ended December 31, 2022 as compared to consolidated net loss of $83.4 million during the three months ended December 31, 2021.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At December 31, 2022, we had cash and cash equivalents of $20.8 million, compared to $18.5 million at September 30, 2022.

Net cash used in operating activities was $(7.4) million for the three months ended December 31, 2022 compared to net cash used by operating activities of $(1.1) million for the three months ended December 31, 2021. Net cash used in operations in the three months ended December 31, 2022, was primarily driven by a net loss of $(86.9) million for the three months ended December 31, 2022, partially offset by a net increase in operating assets and liabilities of $13.4 million and a net increase in noncash charges of $66.1 million.  Changes in noncash charges included, but are not limited to, $66.4 million for goodwill impairment loss, $13.3 million for depreciation and amortization, $2.0 million for non-cash stock compensation expense, non-cash interest and accretion of $1.4 million, amortization of debt issuance costs and original issue discount of $0.7 million and non-cash amortization of inventory fair value step-up of $0.2 million, partially offset by changes in deferred taxes of $(20.1) million.

Contributing factors to our cash used by operations in the first three months of fiscal 2021 were noncash charges of $56.7 million for loss on fair value measurement of convertible senior notes, $19.2 million for non-cash stock compensation expense, changes in deferred taxes of $14.3 million, a net increase due to changes in operating assets and liabilities of $8.4 million, $6.0 million for depreciation and amortization, and non-cash amortization of inventory fair value step-up of $3.7 million.

Net cash used in investing activities of $8.2 million in the three months ended December 31, 2022 was due mainly to capital expenditures of $8.4 million. The capital additions during the three months ended December 31, 2022 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.

Investing activities used $232.4 million in the three months ended December 31, 2021 due mainly to cash paid in the acquisition of Plato, Envigo and RSI and capital expenditures of $5.7 million. The capital additions during the three months ended December 30,

2021 consisted of the renovation and expansion of the Denver, Pennsylvania facility and continued construction of our St. Louis facility, as well as purchases of certain lab equipment.

Financing activities provided $18.4 million in the three months ended December 31, 2022. The cash provided in the three months ended December 31, 2022 primarily included borrowings on the delayed draw term loan of $35.0 million, partially offset by the repayment on the revolving loan facility of $15.0 million.

Financing activities provided $119.5 million in the three months ended December 31, 2021. The cash provided in the first three months of fiscal 2022 included borrowings on a senior term loan of $165.0 million and borrowings on construction loans of $1.2 million, partially offset by payments of long-term borrowings of $37.8 million, debt issuance costs of $7.1 million and repayment of our previous capex line of credit of $1.7 million.

Capital Resources

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement), and a revolving credit facility in the original principal amount of $15.0 million. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. Interest expense was accrued at an effective rate of 9.84% for the three months ended December 31, 2022.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment during the three months ended December 31, 2021.

On January 7, 2022, the Company drew $35.0 million on the delayed draw term loan facility. The delayed draw term loan facility in the original principal amount of $35.0 million is referred to herein as the “Initial DDTL”. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Interest expense was accrued at an effective rate of 9.91% for the three months ended December 31, 2022.

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and the Agent, as administrative agent, entered into a First Amendment (the “First Amendment”) to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40.0 million (the “Incremental Term Loans”) and a new delayed draw term loan facility in the original principal amount of $35.0 million, which amount is available to be drawn up to 24 months from the date of the Amendment (the “Additional DDTL” and together with the Initial DDTL, the “DDTL”). The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and October 12, 2022, the Company borrowed the full $35.0 million of the Additional DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate of 1.00% plus 6.25% for a total rate of 7.25%. Actual interest accrued at 9.84% for the three months ended December 31, 2022.

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

The Additional Term Loans will mature on November 5, 2026.

Second Amendment to Credit Agreement

On December 29, 2022,  the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Second Amendment (the “Second Amendment”) to the Credit Agreement.

The Second Amendment provides for, among other things, an extension of the deadline for the Company to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023; the Company satisfied these requirements by the extended deadline. The Second Amendment adds a requirement that the Company provide, within 30 days after the end of each month, an unaudited consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.

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

In addition, the Second Amendment provides that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company has timely satisfied each of these requirements.

Long term debt as of December 31, 2022 and September 30, 2022 is detailed in the table below.

	As of:
(in millions)	December 31, 2022	September 30, 2022
Seller Note – Bolder BioPath	0.8	0.8
Seller Note – Preclinical Research Services	0.6	0.6
Seller Note – Plato BioPharma	0.6	1.5
Seller Payable - Orient BioResource Center	3.6	3.5
Seller Note – Histion	0.3	0.4
Seller Note – Protypia	0.6	0.6
Economic Injury Disaster Loan	0.1	0.1
Convertible Senior Notes	106.3	105.0
Term Loan Facility, DDTL and Incremental Term Loans	272.5	238.2
	385.5	350.7
Less: Current portion	(7.6)	(8.0)
Less: Debt issuance costs not amortized	(12.3)	(12.0)
Total long-term debt	$365.6	$330.7
Note: Table may not foot due to rounding

As of December 31, 2022, the Company did not have an outstanding balance on the revolving credit facility.

Third Amendment to Credit Agreement

On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ending March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):

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

As part of the acquisition of Histion, which is a part of the Company’s subsidiary, Bronco Research Services, LLC, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $0.4 million. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.

As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $0.6 million. The promissory notes bear interest at a rate of 4.5% per annum, with monthly payments of principal and interest and a maturity date of January 7, 2024.

Convertible Senior Notes

On September 27, 2021, the Company issued $140.0 million principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15.0 million principal amount of the Notes. The Notes issued on September 27, 2021 included $15.0 million principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

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

Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per $1.0 million principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of December 31, 2022 and September 30, 2022, there were $4.8 million and $5.1 million, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2022, the total interest expense was $2.8 million, including coupon interest expense of $1.2 million, accretion expense of $1.4 million, and the amortization of debt discount and issuance costs of $0.2 million.

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

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88.6 million and a loss on remeasurement included in other income (loss) for the three months ended December 31, 2021 of $56.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 31, 2022, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at December 31, 2022, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.

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

Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net loss as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars.

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our December 31, 2022 cash balance by approximately $0.9 million and our revenue by approximately $2.4 million for the three months ended December 31, 2022.

ITEM 4 – CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weaknesses in internal control over financial reporting described below.

Previously Identified Material Weaknesses

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2022, management identified the following material weaknesses in internal controls, which continued to exist as of December 31, 2022:

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

Additionally, management determined that the material weakness previously identified and disclosed related to the accounting for the tax impacts of acquisitions that qualify as stock transactions for tax purposes existing as of September 30, 2021 continued to exist as of December 31, 2022 without remediation and is included and appropriately resides within the COSO related material weakness identified above.

Our management continues to re-assess the design of controls and modifying processes designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, including but not limited to, (a) hiring additional accounting and IT personnel with appropriate technical skillsets, (b) improving consistency in ITGCs supported by standard operating procedures to govern the authorization, testing and approval of changes to information technology systems supporting all of the Company’s internal control processes, (c) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, and (d) implementing appropriate timely review and oversight responsibilities within the accounting and financial reporting functions.

The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls

Except for the changes in connection with our remediation activities as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

ITEM 1A – RISK FACTORS

You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K. There have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Not applicable.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Number		Description of Exhibits
(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

	10.1

Second Amendment to Credit Agreement, dated as of December 29, 2022, among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).

	10.2

Third Amendment to Credit Agreement, dated as of January 9, 2023, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.27 to Form 10-K filed January 13, 2023).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 14, 2023	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2023	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)

Date: February 14, 2023	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)