Form 10-Q
period 2023-03-31
Inotiv, Inc.
filed 2023-05-15
CIK 720154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.

Commission File Number 000-23357

INOTIV, INC.

(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, INDIANA (Address of principal executive offices)	47906 (Zip code)

(765) 463-4527

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☒

As of May 1, 2023, 25,759,977 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and September 30, 2022	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2023 and 2022 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	51
Item 1A	Risk Factors	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3	Defaults Upon Senior Securities	51
Item 4	Mine Safety Disclosures	52
Item 5	Other Information	52
Item 6	Exhibits	52
	Signatures	53

INOTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	September 30,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,596	$18,515
Restricted cash	—	465
Trade receivables and contract assets, net of allowances for credit losses of $7,523 and $6,268, respectively	74,014	100,073
Inventories, net	64,286	71,441
Prepaid expenses and other current assets	40,479	42,483
Assets held for sale	7,270	—
Total current assets	210,645	232,977

Property and equipment, net	188,496	186,199
Operating lease right-of-use assets, net	42,014	32,489
Goodwill	94,286	157,825
Other intangible assets, net	326,261	345,886
Other assets	6,964	7,524
Total assets	$868,666	$962,900

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$30,114	$28,695
Accrued expenses and other liabilities	30,958	35,801
Revolving credit facility	—	15,000
Fees invoiced in advance	55,196	68,642
Current portion of long-term operating lease	10,061	7,982
Current portion of long-term debt	4,023	7,979
Liabilities held for sale	2,101	—
Total current liabilities	132,453	164,099
Long-term operating leases, net	32,730	24,854
Long-term debt, less current portion, net of debt issuance costs	370,040	330,677
Other long-term liabilities	6,023	6,477
Deferred tax liabilities, net	54,785	77,027
Total liabilities	596,031	603,134

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at March 31, 2023 and at September 30, 2022; 25,759,107 issued and outstanding at March 31, 2023 and 25,598,289 at September 30, 2022	6,491	6,362
Additional paid-in capital	711,591	707,787
Accumulated deficit	(444,838)	(348,277)
Accumulated other comprehensive income (loss)	702	(5,500)
Total equity attributable to common shareholders	273,946	360,372
Noncontrolling interest	(1,311)	(606)
Total shareholders’ equity and noncontrolling interest	272,635	359,766
Total liabilities and shareholders’ equity and noncontrolling interest	$868,666	$962,900

The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Service revenue	$58,752	$49,584	$108,800	$87,760
Product revenue	92,711	90,729	165,417	136,764
Total revenue	$151,463	140,313	$274,217	$224,524
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	38,143	33,305	73,573	57,514
Cost of products sold (excluding amortization of intangible assets)	68,387	62,282	134,026	102,959
Selling	4,758	4,647	9,265	7,385
General and administrative	29,035	21,347	58,004	34,599
Amortization of intangible assets	8,453	6,414	17,234	9,810
Other operating expense	4,812	4,450	8,451	38,030
Goodwill impairment loss	—	—	66,367	—
Operating (loss) income	$(2,125)	$7,868	$(92,703)	$(25,773)
Other (expense) income:
Interest expense	(10,515)	(7,547)	(20,965)	(12,375)
Other income (expense)	545	(139)	(1,333)	(57,866)
(Loss) income before income taxes	$(12,095)	$182	$(115,001)	$(96,014)
Income tax benefit (expense)	2,466	(6,846)	18,440	5,939
Consolidated net loss	$(9,629)	$(6,664)	$(96,561)	$(90,075)
Less: Net income (loss) attributable to noncontrolling interests	365	(577)	756	(941)
Net loss attributable to common shareholders	$(9,994)	$(6,087)	$(97,317)	$(89,134)

Loss per common share
Net loss attributable to common shareholders:
Basic and diluted	$(0.39)	$(0.24)	$(3.79)	$(3.84)

Weighted-average number of common shares outstanding:
Basic and diluted	25,687	25,315	25,645	23,197

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Consolidated net loss	$(9,629)	$(6,664)	$(96,561)	$(90,075)
Foreign currency translation	936	(1,114)	6,043	(867)
Defined benefit plans:
Pension cost amortization	(54)	340	(108)	230
Foreign currency translation	26	—	267	—
Other comprehensive income (loss), net of tax	908	(774)	6,202	(637)
Consolidated comprehensive loss	(8,721)	(7,438)	(90,359)	(90,712)
Less: Comprehensive income (loss) attributable to non-controlling interests	365	(577)	756	(941)
Comprehensive loss attributable to common stockholders	$(9,086)	$(6,861)	$(91,115)	$(89,771)

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

(In thousands, except number of shares)

(Unaudited)

					Accumulated
			Additional		Other	Non-	Total
	Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807
Consolidated net loss	—	—	—	(9,629)	—	(365)	(9,994)
Issuance of stock under employee stock plans	152,471	128	(46)	—	—	—	82
Stock based compensation	—	—	1,781	—	—	—	1,781
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	962	—	962
Other	—	—	—	—	—	51	51
Balance March 31, 2023	25,759,107	$6,491	$711,591	$(444,838)	$702	$(1,311)	$272,635

					Accumulated
			Additional		Other	Non-	Total
	Common Shares		paid-in	Accumulated	Comprehensive	Controlling	shareholders’
	Number	Amount	capital	deficit	(Loss) Income	Interests	equity
Balance at September 30, 2021	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net (loss) income	—	—	—	(83,411)	—	364	(83,047)
Stock issued in acquisitions	8,374,138	2,094	459,289	—	—	—	461,383
Noncontrolling interest related to Envigo acquisition		—	—	—	—	(983)	(983)
Issuance of stock under employee stock plans	42,971	11	38	—	—	—	49
Stock-based compensation	—	—	19,160	—	—	—	19,160
Pension cost amortization	—	—	—	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	—	—	247	—	247
Reclassification of convertible note embedded derivative to equity (Note 6)	—	—	88,576	—	—	—	88,576
Balance at December 31, 2021	24,348,594	$6,050	$679,261	$(94,426)	$137	$(619)	$590,403
Consolidated net (loss) income	—	—	—	(6,664)	—	577	(6,087)
Stock issued in acquisitions	1,106,457	276	32,599	—	—	—	32,875
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	(191)	(191)
Issuance of stock under employee stock plans	40,650	10	36	—	—	—	46
Stock based compensation	—	—	1,138	—	—	—	1,138
Pension cost amortization	—	—	—	—	340	—	340
Foreign currency translation adjustment	—	—	—	—	(1,105)	(9)	(1,114)
Balance at March 31, 2022	25,495,701	$6,336	$713,034	$(101,090)	$(628)	$(242)	$617,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	March 31,
	2023	2022
Operating activities:
Consolidated net loss	$(96,561)	$(90,075)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	26,253	15,866
Employee stock compensation expense	3,827	20,300
Changes in deferred taxes	(21,303)	(1,907)
Provision for doubtful accounts	1,333	381
Amortization of debt issuance costs and original issue discount	1,512	1,203
Noncash interest and accretion expense	2,870	2,512
Loss on fair value remeasurement of embedded derivative	—	56,714
Other non-cash operating activities	8	603
Goodwill impairment loss	66,367	—
Loss on debt extinguishment	—	878
Non-cash amortization of inventory fair value step-up	427	6,277
Non-cash restructuring costs	678	—
Changes in operating assets and liabilities:
Trade receivables and contract assets	22,836	(8,926)
Inventories	7,125	(14,688)
Prepaid expenses and other current assets	1,862	(10,149)
Operating lease right-of-use assets and liabilities, net	429	1,457
Accounts payable	5,018	5,222
Accrued expenses and other liabilities	(3,474)	(11,510)
Fees invoiced in advance	(13,720)	28,402
Other asset and liabilities, net	(61)	1,467
Net cash provided by operating activities	5,426	4,027

Investing activities:
Capital expenditures	(16,840)	(15,202)
Proceeds from sale of equipment	276	283
Cash paid in acquisitions	—	(288,702)
Net cash used in investing activities	(16,564)	(303,621)

Financing activities:
Payments of long-term debt	—	(37,746)
Payments of debt issuance costs	(54)	(9,887)
Payments on promissory notes	(1,454)	(763)
Payments on revolving credit facility	(21,000)	(10,000)
Payments on senior term notes and delayed draw term loans	(1,375)	(601)
Borrowings on construction loan	—	1,184
Borrowings on revolving loan facility	6,000	10,000
Borrowings on delayed draw term loan	35,000	35,000
Proceeds from exercise of stock options	107	93
Proceeds from issuance of senior term notes	—	205,000
Payments on capex line of credit	—	(1,749)
Net cash provided by financing activities	17,224	190,531

Effect of exchange rate changes on cash and cash equivalents	1,052	(392)

Net increase (decrease) in cash and cash equivalents	7,138	(109,455)
Less: cash, cash equivalents, and restricted cash held for sale	(1,522)	—
Cash, cash equivalents, and restricted cash at beginning of period	18,980	156,924
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$24,596	$47,469

Noncash financing activity:
Seller financed acquisition	$—	$6,325
Paid in kind debt issuance costs	$1,363	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,374	$5,989
Income taxes paid, net	$3,952	$614

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

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through January 13, 2023, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts evaluated what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. Subsequent to January 13, 2023, and through the date of this report, and after an internal analysis and review, the Company has shipped a select number of its Cambodian NHP inventory; however, the Company is not currently shipping Cambodian NHPs at the same volumes that it was prior to the November 16, 2022 event. The Company expects to establish new procedures before it will resume Cambodian NHP imports. The Company expects that future imports of NHPs from Cambodia will be dependent on working with third parties to establish additional procedures aiming at providing additional assurances that future NHP imports from Cambodia are purpose-bred.

Of the Company’s total revenue of $547,656 in the fiscal year ended September 30, 2022, approximately $140,000 was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the six months ended March 31, 2023, and expected future impacts.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of approximately $24,596. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement (as defined in Note 6 – Debt) resulting in, among other things, a limitation of the Company’s ability to draw on its revolving credit facility. The loss of access to the Company’s revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.

During the six months ended March 31, 2023, the Company announced the completion of the closure of the Cumberland, Virginia (“Cumberland”) facility. Further, the Dublin, Virginia (“Dublin”) facility transition was completed in November 2022 and the exits of the Boyertown, Pennsylvania (“Boyertown”) and Haslett, Michigan (“Haslett”) facilities were completed in March 2023. In addition to the completed closures, the Company’s current site optimization strategy includes the following sites which have been identified for relocation of operations: Gannat, France (“Gannat”); Blackthorn, U.K. (“Blackthorn”) and St. Louis, Missouri (“RMS St. Louis”). The Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities have been approved. The consolidation plans for the Gannat and Blackthorn facilities are expected to be complete by the end of June 2023 and the end of June 2024, respectively. Further, the Company plans to close the RMS St. Louis facility and relocate its operations by the end of June 2023. Refer to Note 10 – Restructuring and Assets Held for Sale for further information regarding the site optimization plan.

Further, the Company has executed price increases that began in January 2023. The Company also took steps in reducing its 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses, among other efficiency-based reductions. As a result of the above measures, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants under its Credit Agreement, for at least the next twelve months. The forecasted operating cash flows include the shipping of the Company’s existing Cambodian NHP inventory. See Note 6 – Debt for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

Basis of Presentation

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2023 and 2022 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2023. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of the results for the fiscal year ending September 30, 2023. Certain prior year amounts have been reclassified within the statement of cash flows for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

During the three and six months ended March 31, 2023, one customer accounted for 25.0% and 23.6% of sales, respectively. During the three and six months ended March 31, 2022, one customer accounted for 31.4% and 27.4% of sales, respectively. During the three and six months ended March 31, 2023 and 2022, no vendors accounted for more than 10% of cost of revenues.

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

	Balance at	Balance at
	March 31,	September 30,
	2023	2022
Contract assets: Trade receivables	$65,127	$88,867
Contract assets: Unbilled revenue	16,410	17,474
Contract liabilities: Customer deposits	36,761	39,222

Contract liabilities: Deferred revenue	18,435	29,420

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $15,419 and $2,647 of unpaid advanced client billings from both client receivables and deferred revenue in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2023 and September 30, 2022, respectively.

Changes in the contract asset and the contract liability balances during the six months ended March 31, 2023 include the following:

●	Changes in the time frame for a right for consideration to become unconditional – approximately 85% of unbilled revenue as of September 30, 2022, was billed during the six months ended March 31, 2023
●	Changes in the time frame for a performance obligation to be satisfied – approximately 55% of deferred revenue as of September 30, 2022, was recognized as revenue during the six months ended March 31, 2023.

3.SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the three and six months ended March 31, 2023, the RMS segment reported intersegment revenue of $3,262 and $4,387 to the DSA segment, respectively. During the three and six months ended March 31, 2022, the RMS segment reported intersegment revenue of $1,997 and $2,317 to the DSA segment, respectively. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue
DSA:
Service revenue	$46,145	$38,062	$86,116	$69,937
Product revenue	878	992	2,000	1,942
RMS:
Service revenue	12,607	11,522	22,684	17,823
Product revenue	91,833	89,737	163,417	134,822
	$151,463	$140,313	$274,217	$224,524

Operating Income (Loss)
DSA	$1,924	$3,752	$4,296	$9,794
RMS	12,725	22,562	(58,547)	22,642
Unallocated Corporate	(16,774)	(18,446)	(38,452)	(58,209)
	$(2,125)	$7,868	$(92,703)	$(25,773)

Interest expense	(10,515)	(7,547)	(20,965)	(12,375)
Other income (expense)	545	(139)	(1,333)	(57,866)
(Loss) income before income taxes	$(12,095)	$182	$(115,001)	$(96,014)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Depreciation and amortization:
DSA	$3,611	$3,414	$7,591	$5,958
RMS	9,379	6,417	18,662	9,908
	$12,990	$9,831	$26,253	$15,866

Capital expenditures:
DSA	$3,970	3,431	$7,264	$6,417
RMS	4,501	6,116	9,576	8,785
	$8,471	$9,547	$16,840	$15,202

Geographic Information

The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
United States	$129,980	$117,890	$228,989	$190,335
Netherlands	11,522	12,119	26,744	18,655
Other	9,961	10,304	18,484	15,534
	$151,463	$140,313	$274,217	$224,524

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	March 31,	September 30,
	2023	2022
United States	$173,540	$173,417
Netherlands	6,436	5,824
Other	8,520	6,958
	$188,496	$186,199

4.BUSINESS COMBINATIONS

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, liabilities assumed and non-controlling interests to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense (benefit). ASC 805 requires that any excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

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

Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years for customer relationships on a straight-line basis. The estimated fair value of the customer relationships was determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.

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

Orient BioResource Center, Inc. Acquisition

On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $26,522 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 using the closing price of the Company’s common shares on January 27, 2022, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable does not bear interest and is required to be paid to the Seller on the date that is 18 months after the closing. Refer to Note 6 – Debt and Note 15 – Subsequent Events for further information related to amendments of the terms of the payable due to the Seller. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. This business is reported as part of our RMS reportable segment.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Preliminary
Allocation as of
March 31, 2023
Assets acquired and liabilities assumed:
Goodwill	6,002
Intangible assets	5,600
Other liabilities, net	(84)
Deferred tax liabilities	(652)
$10,866

The preliminary purchase price allocation is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed, including intangible assets, goodwill and deferred tax liabilities. From the date of the acquisition through March 31, 2023, the Company recorded measurement-period adjustments related to the acquisition that resulted in changes to the purchase price allocation. Any additional adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Intangible assets primarily relate to customer relationships and technology associated with the ability to perform specialized protein and peptide mass spectrometry analysis. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8.6 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors. The fair value of intangible assets is based on preliminary assumptions which are subject to change as we complete our valuation procedures.

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

Pro Forma Results

The Company’s unaudited pro forma results of operations for the three and six months ended March 31, 2022, assume that the acquisitions had occurred as of October 1, 2021. Pro forma information for the three and six months ended March 31, 2023, is not presented here, as the statement of operations for the three and six months ended March 31, 2023, includes all business combinations. The following pro forma amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2021.

The unaudited pro forma information is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2022	March 31, 2022
Total revenues	$144,027	$269,721

Net loss	$(71,731)	$(98,475)

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following is a rollforward of the Company’s goodwill:

	September 30, 2022	Acquisitions	Impairment	March 31, 2023
DSA	$91,458	$2,828	$—	$94,286
RMS	302,372	—	—	302,372
Gross Carrying Amount	393,830	2,828	—	396,658
Accumulated impairment loss - RMS	(236,005)	—	(66,367)	(302,372)
Goodwill	$157,825	$2,828	$(66,367)	$94,286

The Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S., the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of goodwill as of December 31, 2022, was required to be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66,367 was recorded within the RMS segment. The remaining goodwill balance as of March 31, 2023 is attributed to the DSA segment. Further, certain measurement period adjustments related to the acquisitions of Histion and Protypia were identified during the three months ended March 31, 2023, which are reflected as changes in goodwill due to acquisitions within the Company’s DSA reportable segment.

Intangible Assets, Net

The following table displays intangible assets, net by major class:

	March 31, 2023
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$317,061	$(40,821)	$276,240
Intellectual property	56,591	(9,037)	47,554
Non-compete agreements	2,410	(1,100)	1,310
Other	2,396	(1,239)	1,157
	$378,458	$(52,197)	$326,261

	September 30, 2022
	Carrying	Accumulated	Carrying
	Amount, Gross	Amortization	Amount, Net
Customer relationships	$318,896	$(26,990)	$291,906
Intellectual property	56,997	(5,767)	51,230
Non-compete agreements	2,410	(872)	1,538
Other	2,396	(1,184)	1,212
	$380,699	$(34,813)	$345,886

The decrease in intangible assets, net during the six months ended March 31, 2023 related to measurement period adjustments to intangible assets for the Protypia acquisition, partially offset by amortization over the applicable useful lives and by the impact of foreign exchange rates.

6.DEBT

Long term debt as of March 31, 2023 and September 30, 2022 is detailed in the table below.

	March 31, 2023	September 30, 2022
Seller Note – Bolder BioPath	714	808
Seller Note – Preclinical Research Services	578	615
Seller Note – Plato BioPharma	214	1,470
Seller Payable - Orient BioResource Center	3,594	3,488
Seller Note – Histion	301	369
Seller Note – Protypia	600	600
Economic Injury Disaster Loan	140	140
Convertible Senior Notes	107,729	104,965
Term Loan Facility, DDTL and Incremental Term Loans	273,188	238,200
	387,058	350,655
Less: Current portion	(4,023)	(7,979)
Less: Debt issuance costs not amortized	(12,995)	(11,999)
Total long-term debt	$370,040	$330,677

Revolving Credit Facility

As of March 31, 2023 and September 30, 2022, the Company had a $0 and $15,000 outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the six months ended March 31, 2023.

Significant Transactions

On October 12, 2022, the Company drew its $35,000 delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds were used to repay the $15,000 balance on the Company’s revolving credit facility, while the remaining was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.

On December 29, 2022 and January 9, 2023, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Second and Third Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.

Term Loan Facility, DDTL and Incremental Term Loans

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.40% and 10.32% for the three and six months ended March 31, 2023, respectively.

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

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments will be subject to a 1% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to 1% prepayment premium.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment during the six months ended March 31, 2022.

On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.45% and 10.35% for the three and six months ended March 31, 2023, respectively.

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and the Agent entered into the First Amendment to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40,000 (the “Incremental Term Loans”) and the Additional DDTL in the original principal amount of $35,000, which amount is available to be drawn up to 24 months from the date of the First Amendment. The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and on October 12, 2022, the Company borrowed the full $35,000 under the Additional DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.68% and 11.07% for the three and six months ended March 31, 2023, respectively.

The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 1% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to 1% prepayment premium.

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

The Second Amendment also provides that the Company may not request any credit extensions under the revolving credit facility under the Credit Agreement, if any of the conditions precedent set forth in Section 4.02 of the Credit Agreement cannot be satisfied, including, without limitation, the making of the representation and warranty that as of the date of the most recent audited financial statements delivered to the Agent, no event, change, circumstance, condition, development or occurrence has had, or would reasonably be expected to result in, either individually or in the aggregate, a Material Adverse Effect (as defined in the Credit Agreement).

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

The Third Amendment provides that from and after the date thereof, no incremental facilities under the Credit Agreement may be established or incurred. The Third Amendment also provides for additional mandatory prepayments of borrowed amounts following the receipt by the Company of certain cash receipts, including proceeds from certain equity issuances and cash received by the Company not in the ordinary course of business. Under the Third Amendment, after any draw on the revolving credit facility, the Company’s cash and cash equivalents held on hand domestically within the U.S. cannot exceed $10,000.

Under the Third Amendment, the Company may elect to borrow on each of the loan facilities accruing interest at either an adjusted secured overnight financing rate (“Term SOFR”) or an alternate base rate of interest. SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”), provided that, the Adjusted Term SOFR shall never be less than 1.00% per annum, plus (ii) an applicable margin of 6.75% per annum for term loans maintained as SOFR loans or 9.50% per annum for revolving loans maintained as SOFR loans. Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”), provided that, the Alternate Base Rate is subject to a floor of 2.00% per annum plus (ii) an applicable margin of 5.75% per annum for term loans maintained as Alternate Base Rate loans or 8.50% per annum for revolving loans maintained as Alternate Base Rate loans.

The fee consideration payable by the Company for each consenting lender party to the Third Amendment is: (i) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender; (ii) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in cash upon the occurrence of certain prepayments of the term loan under the Credit Agreement; and (iii) 7.00% of the aggregate amount of the revolving commitments held by each consenting revolving lender, to be paid in cash upon the occurrence with certain permanent reductions of the revolving loans under the Credit Agreement

Acquisition-related Debt (Seller Notes)

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

As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the Seller in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller on the date that is 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. Since, prior to March 31, 2023, management intended to extend the maturity date, the payable is presented as a long-term liability as of March 31, 2023, reflecting the amended maturity date.

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

As of March 31, 2023 and September 30, 2022, there were $4,620 and $5,060, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2023, the total interest expense was $2,740, including coupon interest expense of $1,138, accretion expense of $1,383, and the amortization of debt discount and issuance costs of $219. During the three months ended March 31, 2022, the total interest expense was $2,603, including coupon interest expense of $1,138, accretion expense of $1,257, and the amortization of debt discount and issuance costs of $208. For the six months ended March 31, 2023, the total interest expense was $5,504, including coupon interest expense of $2,300, accretion expense of $2,764, and the amortization of debt discount and issuance costs of $440. During the six months ended March 31, 2022, the total interest expense was $5,230, including coupon interest expense of $2,300, accretion expense of $2,512, and the amortization of debt discount and issuance costs of $418.

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

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 12 – Equity, Stock-Based Compensation and Loss Per Share), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the six months ended March 31, 2022 of $56,714.

7.SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	March 31,	September 30,
	2023	2022
Trade receivables	$65,127	$88,867
Unbilled revenue	16,410	17,474
Total	81,537	106,341
Less: Allowance for credit losses	(7,523)	(6,268)
Trade receivables and contract assets, net of allowances for credit losses	$74,014	$100,073

Inventories, net consisted of the following:

	March 31,	September 30,
	2023	2022
Raw materials	$2,106	$1,757
Work in progress	131	186
Finished goods	4,947	4,933
Research Model Inventory	60,617	68,055
Total	67,801	74,931
Less: Obsolescence reserve	(3,515)	(3,490)
Inventories, net	$64,286	$71,441

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2023	2022
Advances to suppliers	$29,195	$30,292
Income tax receivable	1,943	366
Prepaid research models	2,812	3,575
Other	6,529	8,250
Prepaid expenses and other current assets	$40,479	$42,483

The composition of other assets is as follows:

	March 31,	September 30,
	2023	2022
Long-term advances to suppliers	$2,250	$2,894
Finance lease right-of-use assets, net	65	79
Debt issuance costs - revolving credit facility	384	1,411
Funded status of defined benefit plan	2,507	1,573
Other	1,758	1,567
Other assets	$6,964	$7,524

Accrued expenses consisted of the following:

	March 31,	September 30,
	2023	2022
Accrued compensation	$11,296	$17,460
Non-income taxes	2,358	1,200
Accrued interest	5,318	5,228
Other	5,657	7,547
Accrued professional fees	6,329	4,366
Accrued expenses and other liabilities	$30,958	$35,801

The composition of fees invoiced in advance is as follows:

	March 31,	September 30,
	2023	2022
Customer deposits	$36,761	$39,222
Deferred revenue	18,435	29,420
Fees invoiced in advance	$55,196	$68,642

8.DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2023, the Company expects to contribute $1,237 to the Pension Plan. As of March 31, 2023, the funded status of the defined benefit plan obligation of $2,507 is included in other assets (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Components of net periodic (benefit) expense:
Interest cost	$182	$79	$364	$137
Expected return on assets	(198)	(220)	(396)	(329)
Amortization of prior (gain) loss	(37)	116	(75)	277
Net periodic (benefit) expense	$(53)	$(25)	$(107)	$85

9.OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Acquisition and integration costs	$105	$2,085	$1,088	$10,893
Restructuring costs[1]	1,740	—	2,006	—
Startup costs	2,281	1,474	3,786	2,431
Remediation costs	555	507	1,140	946
Other costs	131	384	431	746
Acquisition-related stock compensation costs[2]	—	—	—	23,014
	$4,812	$4,450	$8,451	$38,030
[1] Restructuring costs represent costs incurred in connection with the exit of the facilities discussed in Note 10 – Restructuring and Assets Held for Sale.
[2] Refer to Note 4 - Business Combinations for further discussions around acquisition-related stock compensation costs related to the acquisition of Envigo.

10.RESTRUCTURING AND ASSETS HELD FOR SALE

During June 2022, the Company approved and announced a plan to close its facility in Cumberland. Further, the Company’s site consolidation strategy includes the following sites, which have been identified for relocation of operations: Dublin, Gannat, Blackthorn, RMS St. Louis, Boyertown and Haslett.

For the three and six months ended March 31, 2023, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. Further, as of March 31, 2023, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $503.

Cumberland and Dublin

The Cumberland facility exit was a part of the transfer plan settlement, as further described in Note 14 – Contingencies. The Cumberland facility exit was completed in September 2022. The real property of the Cumberland facility met the criteria for assets held for sale as of March 31, 2023. Further, in connection with this conclusion, the Company determined that the carrying value exceeded the fair value of the real property at the Cumberland facility less costs to sell. As a result, an asset impairment charge of $678 was recorded within the RMS reportable segment during the three months ended March 31, 2023. The Dublin facility transition was completed in November 2022. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.

Gannat, Blackthorn and RMS St. Louis

During the three months ended March 31, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities have been approved. The consolidation plans for the Gannat and Blackthorn facilities are expected to be complete by the end of June 2023 and the end of June 2024, respectively. The operations at the Gannat and Blackthorn facilities, which are within the RMS reportable segment, will be consolidated with the operations in Horst, The Netherlands, and Hillcrest, U.K., respectively. During the three months ended March 31, 2023, the Company determined the RMS St. Louis facility will be closing by the end of June 2023. The GEMS operations at the RMS St. Louis facility will be relocated to the DSA St. Louis facility and other operational facilities. The operations at the RMS St. Louis facility are within the RMS reportable segment.

Boyertown and Haslett

Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023. Further, it was determined that the assets of the Boyertown and Haslett facilities met the criteria for assets held for sale as of March 31, 2023.

Israel

Prior to the Envigo acquisition, Envigo management signed a Stock Purchase Agreement dated October 6, 2021, to sell its ownership interest in its Israel RMS and Israel CRS businesses (the “Israeli Businesses”) to the management team of the Israel Businesses for $6,650. The sale includes the Company’s 100% ownership in Israel RMS and Israel RMS’s 62.5% ownership interest in Israel CRS. The management team currently owns the 37.5% non-controlling ownership position in Israel CRS. In October 2022, the Company’s Board of Directors approved the sale of the Israeli Businesses. As a result of this approval, and in consideration of the remaining assets held for sale criteria under ASC 360 – Property, Plant and Equipment, the net assets and liabilities of the Israeli Businesses met the criteria for assets held for sale as of March 31, 2023. This sale is expected to close by the end of the fiscal year ending September 30, 2023 and will be reflected in the RMS reportable segment. The combined income (loss) before taxes of the Israeli Businesses for the three and six months ended March 31, 2023 was $810 and $(1,094), respectively.

Assets Held for Sale

The assets and liabilities, and the resulting net assets held for sale, of the Israeli Businesses and the Boyertown, Haslett and Cumberland facilities are as follows:

March 31,
2023
Assets
Current assets:
Cash and cash equivalents	$1,058
Restricted cash	465
Trade receivables and contract assets, net of allowances for credit losses	2,462
Inventories, net	822
Prepaid expenses and other current assets	843
Total current assets	$5,650

Property and equipment, net	1,620
Total assets	$7,270

Liabilities
Current liabilities:
Accounts payable	$299
Accrued expenses and other liabilities	1,478
Fees invoiced in advance	324
Total liabilities	$2,101

Net assets held for sale	$5,169

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2023	September 30, 2022

Operating ROU assets, net	$42,014	$32,489

Current portion of operating lease liabilities	10,061	7,982
Long-term operating lease liabilities	32,730	24,854
Total operating lease liabilities	$42,791	$32,836

Finance ROU assets, net	$65	$79

Current portion of finance lease liabilities	39	43
Long-term finance lease liabilities	34	41
Total finance lease liabilities	$73	$84

During the three and six months ended March 31, 2023, the Company had operating lease amortization of $2,466 and $4,401, respectively. During the three and six months ended March 31, 2022, the Company had operating lease amortization of $1,486 and $2,568, respectively.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2023 were:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Operating lease costs:
Fixed operating lease costs	$3,322	$1,120	$5,914	$2,203
Short-term lease costs	50	19	62	44
Lease income	(811)	(988)	(1,485)	(1,165)
Finance lease costs:
Amortization of ROU asset expense	11	6	21	12
Interest on finance lease liability	1	—	2	1
Total lease cost	$2,573	$157	$4,514	$1,095

The Company serves as lessor to a lessee in five facilities.  The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	March 31,
	2023	2022
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,491	$2,722
Operating cash flows from finance leases	23	1
Financing cash flows from finance leases	2	13

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$14,080	$18,091
ROU assets obtained in exchange for new finance lease liabilities	—	10

The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of March 31, 2023 and 2022 were:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (in years)
Operating lease	5.92	6.11
Finance lease	1.92	2.97
Weighted-average discount rate (in percentages)
Operating lease	7.85%	5.01%
Finance lease	4.86%	4.86%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2023, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2023 (remainder of fiscal year)	$5,630	$22
2024	10,175	34
2025	8,695	14
2026	7,423	5
2027	5,573	1
Thereafter	19,138	—
Total minimum future lease payments	56,634	76
Less interest	(13,843)	(3)
Total lease liability	42,791	73

12.EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

Increase in Authorized Shares and Equity Plan Reserve

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At March 31, 2023, 502,685 shares remained available for grants under the Equity Plan.

Stock Issued in Connection with Acquisitions

During the three and six months ended March 31, 2023, no common shares were issued in relation to acquisitions. During the three and six months ended March 31, 2022, 1,106,457 and 9,480,595 common shares, respectively, were issued in relation to acquisitions. See Note 4 – Business Combinations for further discussion of consideration for each acquisition.

Stock-Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended March 31, 2023 and 2022, was $1,781 and $1,138, respectively. Stock based compensation expense for the six months ended March 31, 2023 and 2022, was $3,827 and $25,070, respectively. Of the $25,070 stock based compensation expense during the six months ended March 31, 2022, $23,014 related to post-combination expense recognized in connection with the Envigo transaction (see Note 4 – Business Combinations), which was inclusive of $4,772 of stock based compensation settled in cash.

Net Loss per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units. Shares issuable upon exercise of 1,797,189 options and shares issuable upon vesting of 803,972 restricted stock units were not considered in computing diluted loss per share for the three and six months ended March 31, 2023 because they were anti-dilutive. Shares issuable upon exercise of 1,695,070 options and shares issuable upon vesting of 682,357 restricted stock units were not considered in computing diluted loss per share for the three and six months ended March 31, 2022 because they were anti-dilutive. Additionally, there are 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021, which were not considered in computing diluted loss per share for the three and six months ended March 31, 2023 and 2022 because they were anti-dilutive.

The following table reconciles the computation of basic net loss per share to diluted net loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Basic and diluted net loss per share:
Net loss applicable to common shareholders	$(9,994)	$(6,087)	$(97,317)	$(89,134)
Weighted average common shares outstanding (in thousands)
Basic and diluted:	25,687	25,315	25,645	23,197

Basic and diluted net loss per share	$(0.39)	$(0.24)	$(3.79)	$(3.84)

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

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 20.4% and 3761.5%, respectively. For the three months ended March 31, 2023, the Company’s effective tax rate was primarily driven by the impact of discrete permanent items. For the three months ended March 31, 2022, the Company’s effective tax rate was driven by the earnings impact of acquisitions and minimal change between actual year-to-date loss before income taxes during the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

The Company’s effective tax rates for the six months ended March 31, 2023 and 2022 were 16.0% and 6.2%, respectively.  For the six months ended March 31, 2023, the Company’s effective tax rate was primarily related to the impact on tax expense of certain book to tax differences on the deductibility of goodwill impairment and other permanent items. For the six months ended March 31, 2022, the Company’s effective tax rate was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as, the impact on tax expense of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, and other permanent items.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. The Company settled the previously reported uncertain tax position derived from the acquisition of Envigo with a taxing authority during the three and six months ended March 31, 2023, with no impact on consolidated net loss. As of March 31, 2023, the Company had no material liability for uncertain tax positions.

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

14.CONTINGENCIES

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. The Company intends to continue to vigorously defend these claims. It is not possible to determine the final outcome of this matter, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters.

On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo RMS and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for this matter.

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

On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.). The derivative action asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Section 10(b), 21D and 14(a) of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. On May 8, 2023, the Court entered an order staying the derivative action pending a resolution of a motion to dismiss in the securities class action.

On April 20, 2023, an additional shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court). The derivative action asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business.

While the Company cannot predict the outcome of these matters, the Company believes the derivative actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for any of these matters.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations and Actions

The Company is subject to and/or involved in various government investigations, inquiries and actions, including those described below. Given their inherent uncertainty, the Company cannot predict the duration or outcome of the pending matters described below.  An adverse outcome of any of the following matters could have a material adverse impact on the Company’s operations, financial condition, operating results and cash flows.

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

On May 18, 2022, the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. EGSI and Inotiv have received grand jury subpoenas and other requests from the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) for documents and information related to the companies’ compliance with the Animal Welfare Act (“AWA”), the Clean Water Act, the Virginia State Water Control Law and local pretreatment requirements from January 2017 to present. Certain current and former employees have also received subpoenas for testimony and documents related to these matters. The Company is continuing to cooperate with USAO-WDVA and other involved authorities, and cannot predict the duration or outcome of this investigation.

As previously disclosed, on May 19, 2022, a civil complaint was filed by DOJ against Envigo RMS in the U.S. District Court for the Western District of Virginia alleging violations of the AWA at the Cumberland facility. On July 15, 2022, the court approved a settlement entered into by Envigo RMS, DOJ and the USDA in this civil case, which also comprised USDA’s administrative claims against Envigo RMS for the Cumberland facility, and the civil and administrative complaints were dismissed with prejudice on September 14, 2022. This matter is now fully resolved.

On June 15, 2021, EGSI, a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) for the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO-SDFL and received by EGSI’s predecessor entity, Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc. (“Covance”), a subsidiary of Laboratory Corporation of America Holdings, in June 2019.

On January 27, 2022, EGSI acquired OBRC, which owns and operates a primate quarantine and holding facility located near Alice, Texas. In 2019, OBRC received grand jury subpoenas requested by the USAO-SDFL requiring the production of documents and information related to its importation of NHPs into the United States. On June 16, 2021, OBRC received a grand jury subpoena requested by the USAO-SDFL requiring the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The OBRC purchase agreement provides for indemnification of EGSI and its officers, directors and affiliates by the Seller, Orient Bio, Inc., for liabilities resulting from actions, inactions, errors or omissions of Orient Bio, Inc. or OBRC related to any period prior to the closing date. Consistent with Company policy, the Company is cooperating with USAO-SDFL.

On November 16, 2022 the Company disclosed that employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, have been criminally charged by the USAO-SDFL with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. As of the filing date of this report, the Company has not received any additional subpoenas related to this matter.

15.SUBSEQUENT EVENTS

On April 4, 2023, the Company extended by one year the maturity of the seller payable pursuant to the stock purchase agreement (“SPA”) with the Seller of OBRC. The payable, which was originally due on July 27, 2023, is now due on July 27, 2024. This extension did not affect the rights and remedies of any party to the SPA, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the SPA. The seller payable has been presented as long-term debt as of March 31, 2023.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop or acquire new services and products; (v) our ability to source animal research models from Asia and our ability to continue to ship the inventory of remaining Cambodian NHPs; (vi) our ability to make capital expenditures and finance operations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to recent acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness; (xv) our expectations regarding the volume of new bookings, pricing, gross margins and liquidity; (xvi) our ability to manage recurring and non-recurring costs; (xvii) our ability to execute on our restructuring and site optimization plans; and (xviii) the impact of public health emergencies, including COVID-19, on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in subsequent filings with the SEC, many of which are beyond our control.

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

Recent Developments and Executive Summary

Since fiscal year 2021, we have undertaken significant internal and external growth initiatives. Our growth initiatives include (1) acquisitions, (2) expansion of facilities and businesses, and (3) startup of new services. Previously, our growth initiatives focused on discovery and safety assessment services, and, as a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”). We have also engaged in restructuring and site optimization activities.

Update on Expansions of Facilities and Businesses

During the twelve months ended September 30, 2022, we initiated a facility expansion to our facility in Boulder, Colorado, which was completed in December 2022; we invested in infrastructure, equipment and facility upgrades to increase revenue capacity at our facility in Morrisville, North Carolina, which was complete in December 2022; and we invested in a buildout of a newly leased 48,000 square foot facility in Rockville, Maryland (“Rockville”). The facility buildout at Rockville was substantially complete in March 2023 and we are continuing to validate the equipment and assays required to support growth in both the genetic toxicology and biotherapeutics businesses. In addition, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement planned and proposed site optimizations and enhance animal welfare. Further, we have filled critical leadership and scientific positions.

Update on New Service Offerings

We announced new service offerings which we are building internally and startup operations, including mechanistic pharmacology and toxicology, safety pharmacology, juvenile toxicology, SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology. In the three and six months ended March 31, 2023, we incurred start up costs of $2.3 million and $3.8 million, respectively. In the three and six months ended March 31, 2022, we incurred start up costs of $1.5 million and $2.4 million, respectively.

Update on Restructurings and Site Optimization Plans

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia. Further, the Company’s site consolidation strategy includes the following sites, which have been identified for relocation of operations: Dublin, Gannat, Blackthorn, RMS St. Louis, Boyertown and Haslett. Refer to Note 10 – Restructuring and Assets Held for Sale and to the Liquidity section below for further information regarding the site optimization plans. All sites identified for relocation are defined within the Liquidity section below.

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

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through January 13, 2023, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts evaluated what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. Subsequent to January 13, 2023, and through the date of this report, and after an internal analysis and review, the Company has shipped a select number of its Cambodian NHP inventory; however, the Company is not currently shipping Cambodian NHPs at the same volumes that it was prior to the November 16, 2022 event. The Company expects to establish new procedures before it will resume Cambodian NHP imports. The Company expects that future imports of NHPs from Cambodia will be dependent on working with third parties to establish additional procedures aiming at providing additional assurances that future NHP imports from Cambodia are purpose-bred.

Of the Company’s total revenue of $547.7 million in the fiscal year ended September 30, 2022, approximately $140.0 million was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the six months ended March 31, 2023, and expected future impacts.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of approximately $24.6 million. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement (as defined in Note 6 – Debt) resulting in, among other things, a limitation of the Company’s ability to draw on its revolving credit facility. The loss of access to the Company’s revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.

During the six months ended March 31, 2023, the Company announced the completion of the closure of the Cumberland, Virginia (“Cumberland”) facility. Further, the Dublin, Virginia (“Dublin”) facility transition was completed in November 2022 and the exits of the Boyertown, Pennsylvania (“Boyertown”) and Haslett, Michigan (“Haslett”) facilities were completed in March 2023. In addition to the completed closures, the Company’s current site optimization strategy includes the following sites which have been identified for relocation of operations: Gannat, France (“Gannat”); Blackthorn, U.K. (“Blackthorn”) and St. Louis, Missouri (“RMS St. Louis”). The Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities have been approved. The consolidation plans for the Gannat and Blackthorn facilities are expected to be complete by the end of June 2023 and the end of June 2024, respectively. Further, the Company plans to close the RMS St. Louis facility and relocate its operations by the end of June 2023. Refer to Note 10 – Restructuring and Assets Held for Sale for further information regarding the site optimization plan.

Further, the Company has executed price increases that began in January 2023. The Company also took steps in reducing its 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses, among other efficiency-based reductions. As a result of the above measures, the Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants under its Credit Agreement, for at least the next twelve months. The forecasted operating cash flows include the shipping of the Company’s existing Cambodian NHP inventory. See Note 6 – Debt for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on the timing of NHP shipments and its ability to generate cash from operations.

Financial Highlights During Three Months Ended March 31, 2023

●	Revenue grew to $151.5 million during the three months ended March 31, 2023 from $140.3 million during the three months ended March 31, 2022, driven by a $7.9 million rise in DSA revenue and a $3.3 million rise in RMS revenue.
●	Consolidated net loss for the three months ended March 31, 2023 was $(9.6) million, or (6.4)% of total revenue, compared to consolidated net loss of $(6.7) million, or (4.7)% of total revenue.
●	Book-to-bill ratio was 0.95x for the DSA services business.
●	DSA backlog was $145.7 million at March 31, 2023, up from $133.6 million at March 31, 2022.

Financial Highlights During Six Months Ended March 31, 2023

●	Revenue grew to $274.2 million during the six months ended March 31, 2023 from $224.5 million during the six months ended March 31, 2022, driven by a $16.2 million rise in DSA revenue and a $33.5 million rise in RMS revenue.
●	Consolidated net loss for the six months ended March 31, 2023 was $(96.6) million, or (35.2)% of total revenue, compared to consolidated net loss of $(90.1) million, or (40.1)% of total revenue for the six months ended March 31, 2022. Consolidated net loss for the six months ended March 31, 2023 included a $66.4 million non-cash goodwill impairment charge related to the RMS segment.
●	Book-to-bill ratio was 0.98x for the DSA services business.

Events Subsequent to March 31, 2023

●	On April 4, 2023, the Company entered into an amendment related to the $3.7 million payable to the Seller of Orient BioResource Center, which extended the maturity date to July 27, 2024. This has been presented as long-term debt as of March 31, 2023.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

DSA

(in millions, except percentages)	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$47.0	$39.1	$7.9	20.2%
Cost of revenue[1]	31.9	26.7	5.2	19.5%
Operating expenses[2]	11.6	6.8	4.8	70.6%
Amortization of intangible assets	1.6	1.8	(0.2)	(11.1)%
Operating income[3]	$1.9	$3.8	$(1.9)	(50.0)%
Operating income % of total revenue	1.3%	2.7%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses include selling, general and administrative and other operating expenses
[3] Table may not foot due to rounding

DSA revenue increased $7.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in the DSA revenue was primarily driven by an increasing revenue within the current operating structure.  Additionally, we are begining to see increased revenue from genetic toxicology services in connection with new business at our Rockville facility.

DSA operating income decreased by $1.9 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, due to an increase of $5.2 million in cost of revenue and an increase of $4.9 million in operating expenses, slightly offset by a decrease of $(0.2) million in amortization of intangible assets. The increase in cost of revenue was driven primarily by increasing sales within the current operating structure. Operating expenses increased due to increases in selling costs, primarily due to increased revenue, and due to increases in general and administrative expense and other operating expense, reflecting the integration of previous acquisitions, increases in start-up costs related to our Rockville facility and higher compensation expense, among other costs.

RMS

(in millions, except percentages)	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$104.5	$101.2	$3.3	3.3%
Cost of revenue[1]	74.7	68.9	5.8	8.4%
Operating expenses[2]	10.2	5.1	5.1	100.0%
Amortization of intangible assets	6.9	4.6	2.3	50.0%
Operating income[3]	$12.7	$22.6	$(9.9)	(43.8)%
Operating income % of total revenue	8.4%	16.1%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses include selling, general and administrative and other operating expenses
[3] Table may not foot due to rounding

RMS revenue increased $3.3 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due primarily to favorable pricing across several products, particularly NHPs, partially offset by the negative impact of lower volumes of NHPs sales. Lower volumes of NHP sales year over year was due to the lack of importation of NHPs from Cambodia in the 2023 period.

RMS operating income was $12.7 million in the three months ended March 31, 2023, a decrease of $9.9 million compared to the three months ended March 31, 2022, due to an increase of $5.8 million in cost of revenue, an increase of $5.1 million in operating expenses and an increase of $2.3 million in amortization of intangible assets. The increase in cost of revenue was primarily due to the mix of products sold and inflationary pressure on product expenses, energy and wages, partially offset by reduced expenses related to the site closures of the Cumberland and Dublin facilities. Operating expenses increased due to increases in selling costs, primarily due to increased revenue and due to increases in general and administrative and other operating expenses including higher compensation expense and higher legal expense, among other costs. Additionally, general and administrative expenses included legal fees incurred in connection with the U.S. Department of Justice ("DOJ") and the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) actions at the Cumberland facility as discussed in Note 14 – Contingencies, as well as related to the November 16, 2022 event. Amortization of intangibles increased $2.3 million primarily as a result of additional acquired intangible assets.

Unallocated Corporate

(in millions, except percentages)	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
Operating (loss)	$(16.8)	$(18.4)	$1.6	(8.7)%
Operating (loss) % of total revenue[1,2]	(11.1)%	(13.1)%
[1] Operating loss includes selling, general and administrative and other operating expenses
[2] Table may not foot due to rounding

Unallocated corporate costs consist of general and administrative and other operating expenses. The decreased operating loss of $1.6 million was primarily driven by decreased acquisition and integration costs, partially offset by increased legal and third party fees.

Other Expense

Other expense increased by $2.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily driven by an increase of $3.0 million in interest expense as a result of increased LIBOR and additional debt obtained in connection with various acquisitions partially offset by changes in foreign exchange rates.

Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2023 and 2022 were 20.4% and 3761.5%, respectively. For the three months ended March 31, 2023, the Company’s effective tax rate was primarily driven by the impact of discrete permanent items. For the three months ended March 31, 2022, the Company’s effective tax rate was driven by the earnings impact of acquisitions and minimal change between actual year-to-date loss before income taxes during the three months ended March 31, 2022 compared to the three months ended December 31, 2021.

Consolidated net loss

As a result of the above described factors, we had a consolidated net loss of $9.6 million for the three months ended March 31, 2023 as compared to a consolidated net loss of $6.7 million during the three months ended March 31, 2022.

Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

DSA

(in millions, except percentages)	Six Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$88.1	$71.9	$16.2	22.5%
Cost of revenue[1]	59.9	47.3	12.6	26.6%
Operating expenses[2]	20.5	12.0	8.5	70.8%
Amortization of intangible assets	3.4	2.8	0.6	21.4%
Operating income[3]	$4.3	$9.8	$(5.5)	(56.1)%
Operating income % of total revenue	1.6%	4.4%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses include selling, general and administrative and other operating expenses
[3] Table may not foot due to rounding

DSA revenue increased $16.2 million in the six months ended March 31, 2023 compared to the six months ended March 31, 2022. The increase in DSA revenue was driven by revenue generated from Integrated Laboratory Systems, LLC, which was acquired on January 10, 2022.  The remaining increase was primarily driven by new services related to genetic toxicology and organic growth in general toxicology services.

DSA operating income decreased by $5.5 million in the six months ended March 31, 2023 compared to the six months ended March 31, 2022, due to an increase of $12.6 million in cost of revenue, an increase of $8.5 million in operating expenses and an increase of $0.6 million in amortization of intangible assets. The increase in cost of revenue was associated with laboratory capacity investments and costs associated with the successful recruitment of scientists to begin adding services and capacity, some of which became available during the three months ended March 31, 2023, and some of which are expected to become available during the remainder of the fiscal year. Operating expenses increased due to increases in selling costs, primarily due to increased revenue, and increased costs reflecting various acquisitions and increased start-up costs related to our Rockville facility, among other costs. Amortization of intangibles increased primarily as a result of additional acquired intangible assets.

RMS

(in millions, except percentages)	Six Months Ended
	March 31,
	2023	2022	$ Change	% Change
Revenue	$186.1	$152.6	$33.5	22.0%
Cost of revenue[1]	147.7	113.2	34.5	30.5%
Operating expenses[2]	16.7	9.8	6.9	70.4%
Amortization of intangible assets	13.8	7.0	6.8	97.1%
Goodwill impairment loss[3,4]	66.4	-	66.4	100.0%
Operating (loss) income [2,3,4]	$(58.5)	$22.6	$(81.1)	NM
Operating (loss) income % of total revenue	(21.3)%	10.1%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment loss shown on the consolidated statement of operations only impact the RMS Segment
[4] Table may not foot due to rounding, % change of operating (loss) income is not meaningful ("NM")

RMS revenue increased $33.5 million in the six months ended March 31, 2023 compared to the six months ended March 31, 2022 due primarily to the favorable pricing across several products, particularly NHPs, partially offset by the negative impact of lower volumes of NHP sales. Additionally, the increase in RMS revenue was impacted by the timing of contributions from acquisitions. Envigo was acquired on November 5, 2021, RSI was acquired on December 29, 2021, and OBRC was acquired on January 27, 2022.

RMS operating loss was $(58.5) million in the six months ended March 31, 2023, a decrease of $81.1 million compared to operating income of $22.6 million in the six months ended March 31, 2022, primarily due to a $66.4 million non-cash goodwill impairment charge related to our RMS segment and a $34.5 million increase in cost of revenue. The Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S., the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of our goodwill as of December 31, 2022, must be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66.4 million was recorded within the RMS segment. The increase in cost of revenue was primarily due to the mix of products sold and inflationary pressure on product expenses, energy and wages, partially offset by reduced expenses related to the site closures of the Cumberland and Dublin facilities. Operating expenses increased by $6.9 million due to increases in selling costs, primarily due to increased revenue, and due to increases in general and administrative and other operating expenses including higher compensation expense and higher legal expense, among other costs.  Additionally, general and administrative expense included legal fees incurred in connection with the November 16, 2022 event and the DOJ and USAO-WDVA actions at the Cumberland facility. Amortization of intangibles increased by $6.8 million primarily as a result of additional acquired intangible assets.

Unallocated Corporate

(in millions, except percentages)	Six Months Ended
	March 31,
	2023	2022	$ Change	% Change
Operating (loss)[1]	$(38.5)	$(58.2)	$19.7	(33.8)%
Operating (loss) % of total revenue	(14.0)%	(25.9)%
[1] Operating (loss) includes selling, general and administrative and other operating expenses

Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $19.7 million in the six months ended March 31, 2023, compared to the six months ended March 31, 2022 was primarily related to a decrease in stock-based compensation expense. Unallocated corporate costs for the six months ended March 31, 2022 included a one-time charge of $23.0 million for post combination stock compensation expense relating to the adoption of the Envigo Equity Plan. Partially offsetting the decrease in stock compensation expense was an increase in unallocated corporate costs due to general and administrative expenses reflecting integration of previous acquisitions, higher compensation expense and higher third party fees, among other costs.

Other Expense

Other expense decreased by $47.9 million for the six months ended March 31, 2023 compared to the six months ended March 31, 2022. For the six months ended March 31, 2022, there was a one-time charge of $56.7 million related to the fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021. The other expense decrease was partially offset by an increase in interest expense of $8.6 million in the six months ended March 31, 2023, compared to the six months ended March 31, 2022, as a result of the additional debt obtained in connection with various acquisitions.

Income Taxes

The Company’s effective tax rates for the six months ended March 31, 2023 and 2022 were 16.0% and 6.2%, respectively. For the six months ended March 31, 2023, the Company’s effective tax rate was primarily related to the impact on tax expense of certain book to tax differences on the deductibility of goodwill impairment and other permanent items. The benefit from income taxes for the six months ended March 31, 2022 was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as the impact on tax expense of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, and other permanent items.

Consolidated net loss

As a result of the above described factors, we had a consolidated net loss of $96.6 million for the six months ended March 31, 2023 as compared to a consolidated net loss of $90.1 million during the six months ended March 31, 2022.

Liquidity and Capital Resources

Comparative Cash Flow Analysis

At March 31, 2023, we had cash and cash equivalents of $24.6 million, compared to $18.5 million at September 30, 2022.

Net cash provided by operating activities was $5.4 million for the six months ended March 31, 2023 compared to net cash provided by operating activities of $4.0 million for the six months ended March 31, 2022.

Net cash provided by operating activities in the six months ended March 31, 2023, was driven by a net increase in noncash charges of $82.0 million and a net increase in operating assets and liabilities of $20.0 million, partially offset by a net loss of $(96.6) million.  Noncash charges included, but are not limited to, $66.4 million for goodwill impairment loss, $26.3 million for depreciation and amortization, $3.8 million for non-cash stock compensation expense, non-cash interest and accretion of $2.9 million, amortization of debt issuance costs and original issue discount of $1.5 million and non-cash amortization of inventory fair value step-up of $0.4 million, partially offset by changes in deferred taxes of $(21.1) million.

Contributing factors to our cash provided by operations during the six months ended March 31, 2022, were noncash charges of $56.7 million for loss on fair value measurement of convertible senior notes, $20.3 million for non-cash stock compensation expense, changes in deferred taxes of $(1.9) million, a net decrease due to changes in operating assets and liabilities of $8.7 million, $15.9 million for depreciation and amortization, and non-cash amortization of inventory fair value step-up of $6.3 million.

Net cash used in investing activities of $16.6 million in the six months ended March 31, 2023 was primarily due to capital expenditures of $16.8 million. The capital additions during the six months ended March 31, 2023 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.

Net cash used in investing activities of $303.6 million in the six months ended March 31, 2022 was due mainly to cash paid in the acquisition of Plato, Envigo and RSI, ILS and OBRC of $288.7 million and capital expenditures of $15.2 million. The capital additions during the six months ended March 31, 2022 primarily consisted of the renovation and expansion of the Denver, Pennsylvania facility and continued construction of our DSA St. Louis facility, as well as purchases of certain lab equipment.

Financing activities provided $17.2 million in the six months ended March 31, 2023. The cash provided in the six months ended March 31, 2023 primarily included borrowings on the Additional DDTL (as defined below) of $35.0 million and on the revolving loan facility of $6.0 million, partially offset by the repayment of the revolving loan facility of $21.0 million and principal payments of $1.5 million and $1.4 million on the promissory notes and senior term notes and delayed draw term loans, respectively.

Financing activities provided $190.5 million in the six months ended March 31, 2022. The cash provided in the six months ended March 31, 2022 included borrowings on a senior term loan of $165.0 million used in the Envigo acquisition, $40.0 million related to the First Amendment, which was partially used in the OBRC acquisition and partially used to repay the revolving loan facility, and borrowings on the Initial DDTL (as defined below) of $35.0 million, which was used in the ILS acquisition, partially offset by payments of long-term borrowings of $37.7 million, payments of debt issuance costs of $9.9 million and repayment of our previously capex line of credit of $1.7 million.

Capital Resources

Long-term debt as of March 31, 2023 and September 30, 2022 is detailed in the table below.

	As of:
(in millions)	March 31, 2023	September 30, 2022
Seller Note – Bolder BioPath	0.7	0.8
Seller Note – Preclinical Research Services	0.6	0.6
Seller Note – Plato BioPharma	0.2	1.5
Seller Payable - Orient BioResource Center	3.6	3.5
Seller Note – Histion	0.3	0.4
Seller Note – Protypia	0.6	0.6
Economic Injury Disaster Loan	0.1	0.1
Convertible Senior Notes	107.7	105.0
Term Loan Facility, DDTL and Incremental Term Loans	273.2	238.2
	387.0	350.7
Less: Current portion	(4.0)	(8.0)
Less: Debt issuance costs not amortized	(13.0)	(12.0)
Total long-term debt	$370.0	$330.7
Note: Table may not foot due to rounding

Revolving Credit Facility

As of March 31, 2023 and September 30, 2022, the Company had a $0 and $15.0 million outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the six months ended March 31, 2023.

Significant Transactions

On October 12, 2022, the Company drew its $35.0 million delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds were used to repay the $15 million balance on the Company’s revolving credit facility, while the remaining was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.

On December 29, 2022 and January 9, 2023, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Second and Third Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.

Term Loan Facility, DDTL and Incremental Term Loans

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”), and a revolving credit facility in the original principal amount of $15.0 million. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.

The Company may elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate must be a minimum of 1.00%. The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest is the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.40% and 10.32% for the three and six months ended March 31, 2023, respectively.

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

Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments will be subject to a 1% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to 1% prepayment premium.

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

Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $0.9 million loss on debt extinguishment during the six months ended March 31, 2022.

On January 7, 2022, the Company drew $35.0 million on the Initial DDTL. Amounts outstanding under the Initial DDTL accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.45% and 10.35% for the three and six months ended March 31, 2023, respectively.

First Amendment to Credit Agreement

On January 27, 2022, the Company, Subsidiary Guarantors, the lenders party thereto, and the Agent entered into the First Amendment to the existing Credit Agreement. The First Amendment provides for, among other things, an increase to the existing term loan facility in the amount of $40.0 million (the “Incremental Term Loans”) and the Additional DDTL in the original principal amount of $35.0 million, which amount is available to be drawn up to 24 months from the date of the First Amendment. The Incremental Term Loans and any amounts borrowed under the Additional DDTL are referred to herein as the “Additional Term Loans”. On January 27, 2022, the Company borrowed the full amount of the Incremental Term Loans, and on October 12, 2022, the Company borrowed the full $35.0 million under the Additional DDTL.

Amounts outstanding under the Additional Term Loans will accrue interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest is the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.68% and 11.07% for the three and six months ended March 31, 2023, respectively.

The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 1% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to a 1% prepayment premium.

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

The Second Amendment also provides that the Company may not request any credit extensions under the revolving credit facility under the Credit Agreement, if any of the conditions precedent set forth in Section 4.02 of the Credit Agreement cannot be satisfied, including, without limitation, the making of the representation and warranty that as of the date of the most recent audited financial statements delivered to the Agent, no event, change, circumstance, condition, development or occurrence has had, or would reasonably be expected to result in, either individually or in the aggregate, a Material Adverse Effect (as defined in the Credit Agreement).

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

Under the Third Amendment, the Company may elect to borrow on each of the loan facilities accruing interest at either an adjusted secured overnight financing rate (“Term SOFR”) or an alternate base rate of interest. SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”), provided that, the Adjusted Term SOFR shall never be less than 1.00% per annum, plus (ii) an applicable margin of 6.75% per annum for term loans maintained as SOFR loans or 9.50% per annum for revolving loans maintained as SOFR loans. Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”), provided that, the Alternate Base Rate is subject to a floor of 2.00% per annum plus (ii) an applicable margin of 5.75% per annum for term loans maintained as Alternate Base Rate loans or 8.50% per annum for revolving loans maintained as Alternate Base Rate loans.

The fee consideration payable by the Company for each consenting lender party to the Third Amendment is: (i) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender; (ii) 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in cash upon the occurrence of certain prepayments of the term loan under the Credit Agreement; and (iii) 7.00% of the aggregate amount of the revolving commitments held by each consenting revolving lender, to be paid in cash upon the occurrence with certain permanent reductions of the revolving loans under the Credit Agreement

Acquisition-related Debt (Seller Notes)

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

As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the Seller in the amount of $3.7 million, which the Company determined to have a fair value of $3.3 million as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller on the date that is 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. Since, prior to March 31, 2023, management intended to extend the maturity date, the payable is presented as a long-term liability as of March 31, 2023, reflecting the amended maturity date.

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

Convertible Senior Notes

On September 27, 2021, the Company issued $140 million principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15.0 million principal amount of the Notes. The Notes issued on September 27, 2021 included $15.0 million principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

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

As of March 31, 2023 and September 30, 2022, there were $4.6 million and $5.1 million, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2023, the total interest expense was $2.7 million, including coupon interest expense of $1.1 million accretion expense of $1.4 million, and the amortization of debt discount and issuance costs of $0.2 million. During the three months ended March 31, 2022, the total interest expense was $2.6 million, including coupon interest expense of $1.1 million, accretion expense of $1.3 million, and the amortization of debt discount and issuance costs of $0.2 million. For the six months ended March 31, 2023, the total interest expense was $5.5 million, including coupon interest expense of $2.3 million, accretion expense of $2.8 million, and the amortization of debt discount and issuance costs of $0.4 million. During the six months ended March 31, 2022, the total interest expense was $5.2 million, including coupon interest expense of $2.3 million, accretion expense of $2.5 million, and the amortization of debt discount and issuance costs of $0.4 million.

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

In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 12 – Equity, Stock-Based Compensation and Loss Per Share), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.

Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88.6 million and a loss on remeasurement included in other income (loss) for the six months ended March 31, 2022 of $56.7 million.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2023, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at March 31,

2023, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.

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

A hypothetical 10% change in the foreign exchange rates applicable to our business would change our March 31, 2023 cash balance by approximately $1.0 million and our revenue by approximately $4.5 million for the six months ended March 31, 2023.

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

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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

As of September 30, 2022, management identified the following material weaknesses in internal controls, which continued to exist as of March 31, 2023:

a) Management did not design and maintain effective controls over information technology general controls (“ITGCs”) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and information technology (“IT”)-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022; and

b) Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal controls over financial reporting. As such, we determined that management did not effectively design and implement components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022.

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

Changes in Internal Controls

Except for the changes in connection with our remediation activities as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Number		Description of Exhibits
(2)	2.1	Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (filed herewith).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(10)	10.1

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 15, 2023	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)

Date: May 15, 2023	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)