Form 10-Q
period 2023-06-30
Inotiv, Inc.
filed 2023-08-11
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of July 28, 2023, 25,782,742 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and September 30, 2022	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2023 and 2022 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements	12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4	Controls and Procedures	58

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	59
Item 1A	Risk Factors	59
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3	Defaults Upon Senior Securities	59
Item 4	Mine Safety Disclosures	59
Item 5	Other Information	59
Item 6	Exhibits	60
	Signatures	61

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	September 30,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,220	$18,515
Restricted cash	—	465
Trade receivables and contract assets, net of allowances for credit losses of $8,365 and $6,268, respectively	82,771	100,073
Inventories, net	53,920	71,441
Prepaid expenses and other current assets	35,519	42,483
Assets held for sale	8,708	—
Total current assets	203,138	232,977

Property and equipment, net	189,089	186,199
Operating lease right-of-use assets, net	41,426	32,489
Goodwill	94,286	157,825
Other intangible assets, net	317,553	345,886
Other assets	9,342	7,524
Total assets	$854,834	$962,900

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$30,499	$28,695
Accrued expenses and other liabilities	23,450	35,801
Revolving credit facility	—	15,000
Fees invoiced in advance	50,443	68,642
Current portion of long-term operating lease	10,755	7,982
Current portion of long-term debt	3,810	7,979
Liabilities held for sale	2,271	—
Total current liabilities	121,228	164,099
Long-term operating leases, net	31,795	24,854
Long-term debt, less current portion, net of debt issuance costs	371,752	330,677
Other long-term liabilities	5,913	6,477
Deferred tax liabilities, net	48,816	77,027
Total liabilities	579,504	603,134

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at June 30, 2023 and at September 30, 2022; 25,782,742 issued and outstanding at June 30, 2023 and 25,598,289 at September 30, 2022	6,513	6,362
Additional paid-in capital	713,601	707,787
Accumulated deficit	(444,443)	(348,277)
Accumulated other comprehensive income (loss)	392	(5,500)
Total equity attributable to common shareholders	276,063	360,372
Noncontrolling interest	(733)	(606)
Total shareholders’ equity and noncontrolling interest	275,330	359,766
Total liabilities and shareholders’ equity and noncontrolling interest	$854,834	$962,900
The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service revenue	$56,295	$60,119	$165,095	$147,879
Product revenue	101,173	112,547	266,590	249,311
Total revenue	$157,468	172,666	$431,685	$397,190
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	39,115	34,477	112,688	91,991
Cost of products sold (excluding amortization of intangible assets)	63,229	87,253	197,255	190,212
Selling	4,793	4,802	14,058	12,187
General and administrative	26,570	21,652	84,574	56,251
Amortization of intangible assets	8,717	8,854	25,951	18,664
Other operating expense	6,261	10,841	14,712	48,871
Goodwill impairment loss	—	—	66,367	—
Operating income (loss)	$8,783	$4,787	$(83,920)	$(20,986)
Other (expense) income:
Interest expense	(10,786)	(8,441)	(31,751)	(20,816)
Other (expense) income	(12)	440	(1,345)	(57,426)
Loss before income taxes	$(2,015)	$(3,214)	$(117,016)	$(99,228)
Income tax benefit (expense)	2,380	(342)	20,820	5,597
Consolidated net income (loss)	$365	$(3,556)	$(96,196)	$(93,631)
Less: Net (loss) income attributable to noncontrolling interests	(1,475)	172	(719)	(769)
Net income (loss) attributable to common shareholders	$1,840	$(3,728)	$(95,477)	$(92,862)

Income (loss) per common share
Net income (loss) attributable to common shareholders:
Basic	$0.07	$(0.15)	$(3.72)	$(3.88)
Diluted	$0.07	$(0.15)	$(3.72)	$(3.88)
Weighted-average number of common shares outstanding:
Basic	25,726	25,510	25,690	23,938
Diluted	26,021	25,510	25,690	23,938
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$365	$(3,556)	$(96,196)	$(93,631)
Foreign currency translation	(392)	(2,851)	5,651	(3,718)
Defined benefit plans:
Pension cost amortization	(55)	173	(163)	403
Foreign currency translation	137	—	404	—
Other comprehensive (loss) income, net of tax	(310)	(2,678)	5,892	(3,315)
Consolidated comprehensive income (loss)	55	(6,234)	(90,304)	(96,946)
Less: Comprehensive (loss) income attributable to non-controlling interests	(1,475)	172	(719)	(769)
Comprehensive income (loss) attributable to common stockholders	$1,530	$(6,406)	$(89,585)	$(96,177)
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands, except number of shares)
(Unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807
Consolidated net loss	—	—	—	(9,629)	—	(365)	(9,994)
Issuance of stock under employee stock plans	152,471	128	(46)	—	—	—	82
Stock-based compensation	—	—	1,781	—	—	—	1,781
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	962	—	962
Other	—	—	—	—	—	51	51
Balance at March 31, 2023	25,759,107	$6,491	$711,591	$(444,838)	$702	$(1,311)	$272,635
Consolidated net income	—	—	—	365	—	1,475	1,840
Issuance of stock under employee stock plans	23,635	22	(19)	—	—	—	3
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	(961)	(961)
Stock-based compensation	—	—	2,029	—	—	—	2,029
Pension cost amortization	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustment	—	—	—	—	(255)	—	(255)
Other	—	—	—	30	—	64	94
Balance June 30, 2023	25,782,742	$6,513	$713,601	$(444,443)	$392	$(733)	$275,330

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2021	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net (loss) income	—	—	—	(83,411)	—	364	(83,047)
Stock issued in acquisitions	8,374,138	2,094	459,289	—	—	—	461,383
Noncontrolling interest related to Envigo acquisition		—	—	—	—	(983)	(983)
Issuance of stock under employee stock plans	42,971	11	38	—	—	—	49
Stock-based compensation	—	—	19,160	—	—	—	19,160
Pension cost amortization	—	—	—	—	(110)	—	(110)
Foreign currency translation adjustment	—	—	—	—	247	—	247
Reclassification of convertible note embedded derivative to equity	—	—	88,576	—	—	—	88,576
Balance at December 31, 2021	24,348,594	$6,050	$679,261	$(94,426)	$137	$(619)	$590,403
Consolidated net (loss) income	—	—	—	(6,664)	—	577	(6,087)
Stock issued in acquisitions	1,106,457	276	32,599	—	—	—	32,875
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	(191)	(191)
Issuance of stock under employee stock plans	40,650	10	36	—	—	—	46
Stock-based compensation	—	—	1,138	—	—	—	1,138
Pension cost amortization	—	—	—	—	340	—	340
Foreign currency translation adjustment	—	—	—	—	(1,105)	(9)	(1,114)
Balance at March 31, 2022	25,495,701	$6,336	$713,034	$(101,090)	$(628)	$(242)	$617,410
Consolidated net loss	—	—	—	(3,556)	—	(172)	(3,728)
Stock issued in acquisitions	17,618	4	360	—	—	—	364
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	271	271
Issuance of stock under employee stock plans	2,472	1	6	—	—	—	7
Stock-based compensation	—	—	1,987	—	—	—	1,987
Pension cost amortization	—	—	—	—	173	—	173
Foreign currency translation adjustment	—	—	—	—	(2,851)	—	(2,851)
Balance at June 30, 2022	25,515,791	$6,341	$715,387	$(104,646)	$(3,306)	$(143)	$613,633
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating activities:
Consolidated net loss	$(96,196)	$(93,631)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	40,117	31,867
Employee stock compensation expense	5,856	22,285
Changes in deferred taxes	(27,114)	(8,385)
Provision for expected credit losses	2,175	661
Amortization of debt issuance costs and original issue discount	2,339	1,907
Non-cash interest and accretion expense	4,608	3,906
Loss on fair value remeasurement of embedded derivative	—	56,714
Other non-cash operating activities	1,034	(94)
Goodwill impairment loss	66,367	—
Loss on debt extinguishment	—	877
Non-cash amortization of inventory fair value step-up	563	10,039
Non-cash restructuring costs	889	2,990
Changes in operating assets and liabilities:
Trade receivables and contract assets	13,047	(30,565)
Inventories	16,550	(26,589)
Prepaid expenses and other current assets	6,272	(14,743)
Operating lease right-of-use assets and liabilities, net	779	447
Accounts payable	4,128	8,129
Accrued expenses and other liabilities	(11,048)	(3,327)
Fees invoiced in advance	(18,098)	32,789
Other asset and liabilities, net	(3,148)	(665)
Net cash provided by (used in) operating activities	9,120	(5,388)

Investing activities:
Capital expenditures	(21,324)	(31,275)
Proceeds from sale of equipment	268	277
Cash paid in acquisitions	—	(287,129)
Net cash used in investing activities	(21,056)	(318,127)

Financing activities:
Payments of long-term debt	—	(36,777)
Payments of debt issuance costs	(77)	(10,067)
Payments on promissory notes	(1,780)	(1,362)
Payments on revolving credit facility	(21,000)	(19,000)
Payments on senior term notes and delayed draw term loans	(2,070)	(1,200)
Borrowings on revolving loan facility	6,000	19,000
Borrowings on delayed draw term loan	35,000	35,000
Proceeds from exercise of stock options	109	102
Proceeds from issuance of senior term notes	—	205,000
Other, net	—	(1,534)
Net cash provided by financing activities	16,182	189,162

Effect of exchange rate changes on cash and cash equivalents	753	(852)

Net increase (decrease) in cash and cash equivalents	4,999	(135,205)
Less: cash, cash equivalents, and restricted cash held for sale	(1,759)	—
Cash, cash equivalents, and restricted cash at beginning of period	18,980	156,924
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$22,220	$21,719

Non-cash financing activity:
Seller financed acquisition	$—	$6,288
Paid in kind debt issuance costs	$1,363	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,889	$11,914
Income taxes paid, net	$5,979	$666
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
The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time and through January 13, 2023, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts evaluated what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company has relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. The Company has continued to sell NHPs from other suppliers. Subsequent to January 13,

2023, and through the date of this report, and after an internal analysis and review, the Company has shipped a number of its Cambodian NHP inventory; however, the Company is not currently shipping Cambodian NHPs at the same volumes that it was prior to the November 16, 2022 event. The Company expects to establish new procedures before it will resume Cambodian NHP imports. The Company expects that future imports of NHPs from Cambodia will be dependent on working with third parties to establish additional procedures aiming at providing additional assurances that future NHP imports from Cambodia are purpose-bred.
Of the Company’s total revenue of $547,656 in the fiscal year ended September 30, 2022, approximately $140,000 was from NHPs that it had imported from Cambodia. Refer to the "Liquidity" section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the nine months ended June 30, 2023, and expected future impacts.
Liquidity
As of June 30, 2023, the Company had cash and cash equivalents of approximately $22,220. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement (as defined in Note 6 – Debt) resulting in, among other things, a limitation of the Company’s ability to draw on its revolving credit facility. The loss of access to the Company’s revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.
As a result of the Company's site optimization strategy, the Company announced the completion of the closure of the Cumberland, Virginia (“Cumberland”) facility during the first quarter of fiscal year 2023. Further, the Dublin, Virginia (“Dublin”) facility transition was completed in November 2022, the exits of the Boyertown, Pennsylvania (“Boyertown”) and Haslett, Michigan (“Haslett”) facilities were completed in March 2023 and the relocation of operations for Gannat, France (“Gannat”) and St. Louis, Missouri (“RMS St. Louis”) were completed in June 2023. In addition to the completed closures and consolidations, the facility in Blackthorn, U.K. (“Blackthorn”) is expected to be complete by the end of June 2024. Refer to Note 10 – Restructuring and Assets Held for Sale for further information regarding the site optimization plan.
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
Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In the opinion of management, the condensed consolidated financial statements for the three and nine months ended June 30, 2023 and 2022 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at June 30, 2023. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the results for the fiscal year ending September 30, 2023. Certain prior year amounts have been reclassified within the statements of cash flows for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. These include, but are not limited to, management estimates in the calculation and timing of revenue recognition, pension liabilities, deferred tax assets and liabilities and the related valuation allowance. Although estimates are based upon management’s best estimate using historical experience, current events, and actions, actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and a variable interest entity (“VIE”) it consolidates in accordance with GAAP. The Company consolidates a VIE as a result of the Envigo acquisition. The VIE does not materially impact our net assets or net income (loss).
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2022, and there have been no material changes to those significant accounting policies.
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
During the three and nine months ended June 30, 2023, one customer accounted for 19.7% and 22.5% of sales, respectively. During the three and nine months ended June 30, 2022, one customer accounted for 30.9% and 28.9% of sales, respectively. During the three and nine months ended June 30, 2023, no vendors accounted for more than 10% of cost of revenues. During the three and nine ended June 30, 2022, one vendor accounted for 13.0% and 13.7% of cost of revenues, respectively.
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
RMS
The RMS segment generates product revenue through the commercial production, procurement and sale of research models, diets and bedding and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services ("GEMS"), client-owned animal colony care, and health monitoring and diagnostics services related to research models.

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

	Balance at June 30, 2023	Balance at September 30, 2022
Contract assets: Trade receivables	$74,492	$88,867
Contract assets: Unbilled revenue	16,644	17,474
Contract liabilities: Customer deposits	32,409	39,222
Contract liabilities: Deferred revenue	18,034	29,420
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $15,737 and $2,647 of unpaid advanced client billings from both client receivables and deferred revenue as of June 30, 2023 and September 30, 2022, respectively.
Changes in the contract asset and the contract liability balances during the nine months ended June 30, 2023 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 94.0% of unbilled revenue as of September 30, 2022, was billed during the nine months ended June 30, 2023; and
•Changes in the time frame for a performance obligation to be satisfied – approximately 75.7% of deferred revenue as of September 30, 2022, was recognized as revenue during the nine months ended June 30, 2023.
3.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
During the three and nine months ended June 30, 2023, the RMS segment reported intersegment revenue of $3,471 and $7,858 to the DSA segment, respectively. During the three and nine months ended June 30, 2022, the RMS segment reported intersegment revenue of $2,257 and $4,574 to the DSA segment, respectively. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue
DSA:
Service revenue	$45,197	$48,217	$131,313	$118,154
Product revenue	1,561	1,007	3,561	2,949
RMS:
Service revenue	11,098	11,902	33,782	29,725
Product revenue	99,612	111,540	263,029	246,362
	$157,468	$172,666	$431,685	$397,190

Operating Income (Loss)
DSA	$4,182	$13,171	$8,478	$22,965
RMS	21,886	11,902	(36,661)	34,544
Unallocated Corporate	(17,285)	(20,286)	(55,737)	(78,495)
	$8,783	$4,787	$(83,920)	$(20,986)

Interest expense	(10,786)	(8,441)	(31,751)	(20,816)
Other (expense) income	(12)	440	(1,345)	(57,426)
Loss before income taxes	$(2,015)	$(3,214)	$(117,016)	$(99,228)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Depreciation and amortization:
DSA	$4,235	$3,438	$11,826	$9,396
RMS	9,629	12,563	28,291	22,471
	$13,864	$16,001	$40,117	$31,867

Capital expenditures:
DSA	$2,403	7,614	$9,667	$14,031
RMS	2,081	8,459	11,657	17,244
	$4,484	$16,073	$21,324	$31,275
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
United States	$132,265	$150,540	$361,254	$340,875
Netherlands	15,682	12,894	42,426	31,549
Other	9,521	9,232	28,005	24,766
	$157,468	$172,666	$431,685	$397,190

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	June 30,	September 30,
	2023	2022
United States	$175,451	$173,417
Netherlands	6,625	5,824
Other	7,803	6,958
	$189,879	$186,199
4.    BUSINESS COMBINATIONS
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
Orient BioResource Center, Inc. Acquisition
On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $26,522 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 using the closing price of the Company’s common shares on January 27, 2022, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable does not bear interest and is required to be paid to the Seller on the date that is 18 months after the closing. On April 4, 2023, the Company extended by one year the maturity of the seller payable pursuant to the stock purchase agreement (“SPA”) with the Seller of OBRC. Refer to Note 6 – Debt for further information related to amendments of the terms of the payable due to the Seller. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. This business is reported as part of our RMS reportable segment.
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

July 7, 2022
Assets acquired and liabilities assumed:
Goodwill	6,002
Intangible assets	5,600
Other liabilities, net	(84)
Deferred tax liabilities	(652)
$10,866
Intangible assets primarily relate to customer relationships and technology associated with the ability to perform specialized protein and peptide mass spectrometry analysis. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8.1 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
Pro Forma Results
The Company’s unaudited pro forma results of operations for the three and nine months ended June 30, 2022, assume that the acquisitions had occurred as of October 1, 2021. Pro forma information for the three and nine months ended June 30, 2023, is not presented here, as the statement of operations for the three and nine months ended June 30, 2023, includes all business combinations. The following pro forma amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2021.

The unaudited pro forma information is as follows:

	Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
Total revenues	$173,395	$443,116

Net loss	$(3,578)	$(102,053)
5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following is a rollforward of the Company’s goodwill:

	September 30, 2022	Acquisitions	Impairment	June 30, 2023
DSA	$91,458	$2,828	$—	$94,286
RMS	302,372	—	—	302,372
Gross Carrying Amount	393,830	2,828	—	396,658
Accumulated impairment loss - RMS	(236,005)	—	(66,367)	(302,372)
Goodwill	$157,825	$2,828	$(66,367)	$94,286
The Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S., the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of goodwill as of December 31, 2022, was required to be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the DSA reporting unit exceeded the reporting unit’s carrying value and, therefore, goodwill was not impaired. However, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66,367 was recorded within the RMS segment. The remaining goodwill balance as of June 30, 2023 is attributed to the DSA segment. Further, certain measurement period adjustments related to the acquisitions of Histion and Protypia were identified during the nine months ended June 30, 2023, which are reflected as changes in goodwill due to acquisitions within the Company’s DSA reportable segment.
Intangible Assets, Net
The following table displays intangible assets, net by major class:

	June 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$317,272	$(47,771)	$269,501
Intellectual property	56,393	(10,667)	45,726
Non-compete agreements	2,410	(1,214)	1,196
Other	2,396	(1,266)	1,130
	$378,471	$(60,918)	$317,553

	September 30, 2022
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$318,896	$(26,990)	$291,906
Intellectual property	56,997	(5,767)	51,230
Non-compete agreements	2,410	(872)	1,538
Other	2,396	(1,184)	1,212
	$380,699	$(34,813)	$345,886
The decrease in intangible assets, net during the nine months ended June 30, 2023 related to measurement period adjustments to intangible assets for the Protypia acquisition, partially offset by amortization over the applicable useful lives and by the impact of foreign exchange rates.
6.    DEBT
Long term debt as of June 30, 2023 and September 30, 2022 is detailed in the table below.

	June 30, 2023	September 30, 2022
Seller Note – Bolder BioPath	$658	$808
Seller Note – Preclinical Research Services	560	615
Seller Note – Plato BioPharma	—	1,470
Seller Payable - Orient BioResource Center	3,633	3,488
Seller Note – Histion	265	369
Seller Note – Protypia	600	600
Economic Injury Disaster Loan	140	140
Convertible Senior Notes	109,165	104,965
Term Loan Facility, DDTL and Incremental Term Loans	272,755	238,200
	$387,776	$350,655
Less: Current portion	(3,810)	(7,979)
Less: Debt issuance costs not amortized	(12,214)	(11,999)
Total long-term debt	$371,752	$330,677
Revolving Credit Facility
As of June 30, 2023 and September 30, 2022, the Company had a $0 and $15,000 outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the nine months ended June 30, 2023.
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
The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans shall accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.25% and 10.29% for the three and nine months ended June 30, 2023, respectively.
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
Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments will be subject to a 1.0% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
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
Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment during the nine months ended June 30, 2022.
On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.22% and 10.31% for the three and nine months ended June 30, 2023, respectively.
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
Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.35% and 10.47% for the three and nine months ended June 30, 2023, respectively.
The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 1.0% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
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
Under the Second Amendment, the Company could have elected to borrow on each of the loan facilities at either an adjusted term secured overnight financing rate (“Term SOFR”) rate of interest or an alternate base rate of interest. Term SOFR loans accrued interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”); provided that, Adjusted Term SOFR could never be less than 1.00%, and (ii) a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). Alternate base rate loans could accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Second Amendment Alternate Base Rate”); provided that, the Second Amendment Alternate Base Rate could never be less than 2.00%, plus (ii) a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio.

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
In addition, the Second Amendment provides that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company timely satisfied each of these requirements.
Third Amendment to Credit Agreement
On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ending March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):
•the Cambodian NHP-related matters, to the extent existing and disclosed to the lenders prior to December 29, 2022, shall not constitute a Material Adverse Effect under the Credit Agreement and will not restrict the Company’s ability to request credit extensions under the revolving credit facility;
•the use of borrowings under the revolving credit facility is limited to funding operational expenses of the Company in the ordinary course and cannot be used for the making or funding of investments, permitted acquisitions or restricted payments, payments or purchases with respect to any indebtedness, bonuses or executive compensation, or judgments, fines or settlements; and
•additional limitations are imposed on the Company under the Credit Agreement, including restrictions on permitted asset sales, a prohibition on making permitted acquisitions, and significant limitations on the ability to incur additional debt, make investments and make restricted payments.
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
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.5% per annum, with monthly interest payments and principal payments on July 7, 2023, and on the maturity date, January 7, 2024.
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
As of June 30, 2023 and September 30, 2022, there were $4,402 and $5,060, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2023, the total interest expense was $2,726, including coupon interest expense of $1,071, accretion expense of $1,436, and the amortization of debt discount and issuance costs of $219. During the three months ended June 30, 2022, the total interest expense was $2,665, including coupon interest expense of $1,150, accretion expense of $1,302, and the amortization of debt discount and issuance costs of $213. For the nine months ended June 30, 2023, the total interest expense was $8,229, including coupon interest expense of $3,371, accretion expense of $4,200, and the amortization of debt discount and issuance costs of $658. During the nine months ended June 30, 2022, the total interest expense was $7,895, including coupon interest expense of $3,450, accretion expense of $3,814, and the amortization of debt discount and issuance costs of $631.
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
In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 12 – Equity, Stock-Based Compensation and Earnings (Loss) Per Share), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.
Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the nine months ended June 30, 2022 of $56,714.
7.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Trade receivables and contract assets, net consisted of the following:

	June 30,	September 30,
	2023	2022
Trade receivables	$74,492	$88,867
Unbilled revenue	16,644	17,474
Total	91,136	106,341
Less: Allowance for credit losses	(8,365)	(6,268)
Trade receivables and contract assets, net of allowances for credit losses	$82,771	$100,073
Inventories, net consisted of the following:

	June 30,	September 30,
	2023	2022
Raw materials	$2,094	$1,757
Work in progress	126	186
Finished goods	4,805	4,933
Research Model Inventory	50,481	68,055
Total	57,506	74,931
Less: Obsolescence reserve	(3,586)	(3,490)
Inventories, net	$53,920	$71,441

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2023	2022
Advances to suppliers	$23,828	$30,292
Prepaid research models	2,906	3,575
Income tax receivable	1,935	366
Other	6,850	8,250
Prepaid expenses and other current assets	$35,519	$42,483
The composition of other assets is as follows:

	June 30,	September 30,
	2023	2022
Long-term advances to suppliers	$4,250	$2,894
Funded status of defined benefit plan	3,019	1,573
Debt issuance costs - revolving credit facility	341	1,411
Finance lease right-of-use assets, net	47	79
Other	1,685	1,567
Other assets	$9,342	$7,524
Accrued expenses consisted of the following:

	June 30,	September 30,
	2023	2022
Accrued compensation	$8,285	$17,460
Non-income taxes	3,413	1,200
Accrued interest	2,967	5,228
Accrued professional fees	2,717	4,366
Other	6,068	7,547
Accrued expenses and other liabilities	$23,450	$35,801
The composition of fees invoiced in advance is as follows:

	June 30,	September 30,
	2023	2022
Customer deposits	$32,409	$39,222
Deferred revenue	18,034	29,420
Fees invoiced in advance	$50,443	$68,642
8.    DEFINED BENEFIT PLAN
The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2023, the Company expects to contribute $1,266 to the Pension Plan. As of June 30, 2023, the funded status of the defined benefit plan obligation of $3,019 is included in other assets (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic (benefit) expense:
Interest cost	$187	$207	$551	$344
Expected return on assets	(203)	(352)	(600)	(681)
Amortization of prior (gain) loss	(39)	177	(114)	454
Net periodic (benefit) expense	$(55)	$32	$(163)	$117
9.    OTHER OPERATING EXPENSE
Other operating expense consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Acquisition and integration costs	$105	$3,682	$1,193	$14,575
Restructuring costs[1]	1,303	4,861	3,309	4,861
Startup costs	1,781	1,731	5,567	4,162
Remediation costs	857	364	1,997	1,310
Other costs	2,215	203	2,646	949
Acquisition-related stock compensation costs[2]	—	—	—	23,014
	$6,261	$10,841	$14,712	$48,871
[1]Restructuring costs represent costs incurred in connection with the exit of the facilities discussed in Note 10 – Restructuring and Assets Held for Sale.
[2]Refer to Note 4 - Business Combinations for further discussions around acquisition-related stock compensation costs related to the acquisition of Envigo.
10.    RESTRUCTURING AND ASSETS HELD FOR SALE
During June 2022, the Company approved and announced a plan to close its facility in Cumberland. Further, the Company’s site consolidation strategy includes the following sites, which have been identified for relocation of operations: Dublin, Gannat, Blackthorn, RMS St. Louis, Boyertown and Haslett.
For the three and nine months ended June 30, 2023, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. Further, as of June 30, 2023, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $654.
Cumberland and Dublin
The Cumberland facility exit was a part of the transfer plan settlement, as further described in Note 14 – Contingencies. The Cumberland facility exit was completed in September 2022. The real property of the Cumberland facility initially met the criteria for assets held for sale as of March 31, 2023. Further, in connection with this conclusion, the Company determined that the carrying value exceeded the fair value of the real property at the Cumberland facility less costs to sell. As a result, asset impairment charges of $213 and $891 were recorded within the RMS reportable segment during the three and nine months ended June 30, 2023, respectively. The real property of the Cumberland facility continued to meet the criteria for assets held for sale as of June 30, 2023. The Dublin facility transition was completed in November 2022. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.

Gannat, Blackthorn and RMS St. Louis
During the nine months ended June 30, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023, and the consolidation of the operations at the Blackthorn facility with the operations in Hillcrest, U.K. is expected to be complete by the end of June 2024. As of June 30, 2023, the real property of the Gannat and Blackthorn facilities met the criteria for assets held for sale. The RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn and RMS St. Louis facilities are within the RMS reportable segment.
Boyertown and Haslett
Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023. Further, it was determined that the assets of the Boyertown and Haslett facilities initially met the criteria for assets held for sale as of March 31, 2023 and continues to be held for sale as of June 30, 2023.
Israel
Prior to the Envigo acquisition, Envigo management signed a Stock Purchase Agreement dated October 6, 2021, to sell its ownership interest in its Israel RMS and Israel CRS businesses (the “Israeli Businesses”) to the management team of the Israel Businesses for $6,650. The sale includes the Company’s 100% ownership in Israel RMS and Israel RMS’s 62.5% ownership interest in Israel CRS. The management team currently owns the 37.5% non-controlling ownership position in Israel CRS. In October 2022, the Company’s Board of Directors approved the sale of the Israeli Businesses. As a result of this approval, and in consideration of the remaining assets held for sale criteria under ASC 360 – Property, Plant and Equipment, the net assets and liabilities of the Israeli Businesses met the criteria for assets held for sale as of March 31, 2023 and continues to be held for sale as of June 30, 2023. This sale is expected to close by the end of the fiscal year ending September 30, 2023 and will be reflected in the RMS reportable segment. The combined income (loss) before taxes of the Israeli Businesses for the three and nine months ended June 30, 2023 was $670 and $(424), respectively.

Assets Held for Sale
The assets and liabilities, and the resulting net assets held for sale, of the Israeli Businesses and the Boyertown, Haslett, Cumberland, Gannat and Blackthorn facilities are as follows:

June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$1,305
Restricted cash	454
Trade receivables and contract assets, net of allowances for credit losses	2,686
Inventories, net	673
Prepaid expenses and other current assets	1,190
Total current assets	$6,308

Property and equipment, net	2,400
Total assets	$8,708

Liabilities
Current liabilities:
Accounts payable	$207
Accrued expenses and other liabilities	1,566
Fees invoiced in advance	498
Total liabilities	$2,271

Net assets held for sale	$6,437
11.    LEASES
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
The Company has various operating and finance leases for facilities and equipment. Facilities leases provide office, laboratory, warehouse, or land that the Company uses to conduct its operations. Facilities leases range in duration from two to eleven years, with either renewal options for additional terms as the initial lease term expires, or purchase options. Facilities leases are considered as either operating or financing leases.
Equipment leases provide for office equipment, laboratory equipment or services the Company uses to conduct its operations. Equipment leases range in duration from 21 to 84 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2023	September 30, 2022

Operating ROU assets, net	$41,426	$32,489

Current portion of operating lease liabilities	10,755	7,982
Long-term operating lease liabilities	31,795	24,854
Total operating lease liabilities	$42,550	$32,836

Finance ROU assets, net	$47	$79

Current portion of finance lease liabilities	31	43
Long-term finance lease liabilities	19	41
Total finance lease liabilities	$50	$84
During the three and nine months ended June 30, 2023, the Company had operating lease amortization of $2,067 and $6,469, respectively. During the three and nine months ended June 30, 2022, the Company had operating lease amortization of $2,421 and $4,989, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended June 30, 2023 were:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs:
Fixed operating lease costs	$2,800	$2,187	$8,714	$5,882
Short-term lease costs	41	11	103	56
Lease income	(794)	(566)	(2,278)	(1,732)
Finance lease costs:
Amortization of ROU asset expense	10	6	31	18
Interest on finance lease liability	1	1	2	2
Total lease cost	$2,058	$1,639	$6,572	$4,226
The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
	2023	2022
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,397	$2,205
Operating cash flows from finance leases	34	5
Financing cash flows from finance leases	2	1

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$15,938	$7,658
The weighted average remaining lease term and discount rate for the Company’s operating and finance leases as of June 30, 2023 and 2022 were:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (in years)
Operating lease	6.26	5.60
Finance lease	1.62	2.79
Weighted-average discount rate (in percentages)
Operating lease	7.98%	5.45%
Finance lease	4.86%	4.86%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.
As of June 30, 2023, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2023 (remainder of fiscal year)	$2,935	$9
2024	10,863	31
2025	9,097	10
2026	7,787	2
2027	5,833	—
Thereafter	19,193	—
Total minimum future lease payments	55,708	52
Less interest	(13,158)	(2)
Total lease liability	42,550	50
12.    EQUITY, STOCK-BASED COMPENSATION AND EARNINGS (LOSS) PER SHARE
Increase in Authorized Shares and Equity Plan Reserve
On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At June 30, 2023, 374,953 shares remained available for grants under the Equity Plan.
Stock Issued in Connection with Acquisitions
During the three and nine months ended June 30, 2023, no common shares were issued in relation to acquisitions. During the three and nine months ended June 30, 2022, 17,618 and 9,498,213 common shares, respectively, were issued in relation to acquisitions. See Note 4 – Business Combinations for further discussion of consideration for each acquisition.
Stock-Based Compensation
The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended June 30, 2023 and 2022, was $2,029 and $1,987, respectively. Stock based compensation expense for the nine months ended June 30, 2023 and 2022, was $5,856 and $27,057, respectively. Of the $27,057 stock based compensation expense during the nine months ended June 30, 2022, $23,014 related to post-combination expense recognized in connection with the Envigo transaction (see Note 4 – Business Combinations), which was inclusive of $4,772 of stock based compensation settled in cash.
Earnings (Loss) per Share
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.
The following table reconciles the numerator and denominator in the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Consolidated net income (loss)	$365	$(3,556)	$(96,196)	$(93,631)
Less: Net (loss) income attributable to noncontrolling interests	(1,475)	172	(719)	(769)
Net income (loss) attributable to common shareholders	1,840	(3,728)	(95,477)	(92,862)

Denominator:
Weighted-average shares outstanding - Basic	25,726	25,510	25,690	23,938
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	295	—	—	—
Weighted-average shares outstanding - Diluted	26,021	25,510	25,690	23,938
Anti-dilutive common share equivalents (1)	5,494	5,549	5,790	5,549
(1) Anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021.These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted EPS for those periods because their inclusion would have had an anti-dilutive effect.

13.    INCOME TAXES
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
The Company’s effective tax rates for the three months ended June 30, 2023 and 2022 were 118.1% and (10.6)%, respectively. For the three months ended June 30, 2023, the Company’s effective tax rate was primarily driven by a change in the Company's forecasted loss before income taxes, resulting in a catch up adjustment. For the three months ended June 30, 2022, the Company’s effective tax rate was driven by an increase in unfavorable permanent items and discrete adjustments.
The Company’s effective tax rates for the nine months ended June 30, 2023 and 2022 were 17.8% and 5.6%, respectively. For the nine months ended June 30, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other discrete adjustments. For the nine months ended June 30, 2022, the Company’s effective tax rate was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as the impact of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, and other permanent items.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. The Company settled the previously reported uncertain tax position derived from the acquisition of Envigo with a taxing authority during the nine months ended June 30, 2023, with no impact on consolidated net loss. As of June 30, 2023, the Company had no material liability for uncertain tax positions.
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
14.    CONTINGENCIES

Litigation
Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo RMS and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. The MOU provides that the parties will negotiate and enter into a definitive settlement agreement, which will be subject to court approval. The MOU contains no admission of liability or wrongdoing by Envigo RMS. The MOU provides that, if the settlement is approved by the court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the court’s final approval of the settlement, and the following ones in the three subsequent quarters. While the timeline for final court approval is not yet determined, the Company has taken a reserve equal to the proposed settlement amount, which is included in accrued expenses and other liabilities.
On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo RMS and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion has been fully briefed since April 28, 2023, and is currently pending. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss in excess of amounts accrued for this matter.
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
On April 20, 2023, an additional shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court). The derivative action asserts claims for breach of fiduciary duty, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On June 20, 2023, the Court entered an order staying the derivative action pending resolution of a motion to dismiss in the securities class action.
On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1). The derivative action asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s NHP business. Defendants have until August 23, 2023 to respond to the complaint.

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

On May 18, 2022, the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. In 2022, EGSI and Inotiv received grand jury subpoenas and other requests from the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) for documents and information related to the companies’ compliance with the Animal Welfare Act (“AWA”), the Clean Water Act (“CWA”), the Virginia State Water Control Law and local pretreatment requirements from January 2017 to present. On July 23, 2023, EGSI and Inotiv received a grand jury subpoena from USAO-WDVA for documents related to the Cumberland facility’s compliance with the Clean Air Act, Virginia Air Pollution Control Laws and Regulations, and local requirements from January 1, 2017 to present. Also on July 23, 2023, Inotiv received a grand jury subpoena from USAO-WDVA for documents and information related to the Company’s Alice, Texas facilities’ compliance with the CWA, the Texas State Water Control Law, and local pretreatment requirements from January 1, 2020 to present. Certain current and former employees have also received subpoenas for testimony and documents related to these matters. The Company is continuing to cooperate with USAO-WDVA and other involved authorities, and is evaluating the potential to resolve the matter. While an unfavorable outcome is probable, the Company cannot predict whether or when it will be able to do resolve the matter or reasonably estimate the range of loss.
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
On May 23, 2023, Inotiv received a voluntary request from the U.S. Securities and Exchange Commission (“SEC”) seeking documents and information for the period December 1, 2017 to the present regarding the Company, EGSI, and OBRC’s importation of NHPs from Asia, including information relating to whether their importation practices complied with the U.S. Foreign Corrupt Practices Act. The Company is fully cooperating with the SEC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop or acquire new services and products; (v) our ability to source animal research models from Asia and our ability to continue to ship the inventory of remaining Cambodian non-human primates ("NHPs"); (vi) our ability to make capital expenditures and finance operations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to recent acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness; (xv) our expectations regarding the volume of new bookings, pricing, gross margins and liquidity; (xvi) our ability to manage recurring and non-recurring costs; (xvii) our ability to execute on our restructuring and site optimization plans; and (xviii) the impact of public health emergencies, including COVID-19, on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and in subsequent filings with the SEC, many of which are beyond our control.
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
Update on Expansions of Facilities and Lines of Business
During the twelve months ended September 30, 2022, we initiated a facility expansion to our facility in Boulder, Colorado, which was completed in December 2022; we invested in infrastructure, equipment and facility upgrades to increase revenue capacity at our facility in Morrisville, North Carolina, which was complete in December 2022; and we invested in a buildout of a newly leased 48,000 square foot facility in Rockville, Maryland (“Rockville”). The facility buildout at Rockville was substantially complete in March 2023 and we are continuing to validate the equipment and assays required to support growth in both the genetic toxicology and biotherapeutics businesses. In addition, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement planned and proposed site optimizations and enhance animal welfare. Further, we have filled critical leadership and scientific positions.

Update on New Service Offerings
We announced new service offerings which we are building internally and startup operations, including mechanistic pharmacology and toxicology, safety pharmacology, juvenile toxicology, SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology. In the three and nine months ended June 30, 2023, we incurred start up costs of $1.8 million and $5.6 million, respectively. In the three and nine months ended June 30, 2022, we incurred start up costs of $1.7 million and $4.2 million, respectively.
Update on Restructurings and Site Optimization Plans
Over the past year, we approved and announced a plan to close our facility in Cumberland, Virginia and to consolidate the following sites, which were identified for relocation of operations: Dublin, Gannat, Blackthorn, RMS St. Louis, Boyertown and Haslett. Refer to Note 10 – Restructuring and Assets Held for Sale and to the Liquidity section below for further information regarding the site optimization plans. All sites identified for relocation are defined within the Liquidity section below.
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
Of the Company’s total revenue of $547.7 million in the fiscal year ended September 30, 2022, approximately $140.0 million was from NHPs that it had imported from Cambodia. Refer to the Liquidity section below and Note 5 – Goodwill and Intangible Assets for further discussion of impacts to the nine months ended June 30, 2023, and expected future impacts.
Liquidity
As of June 30, 2023, the Company had cash and cash equivalents of approximately $22.2 million. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S., triggered a material adverse event clause in our Credit Agreement (as defined in Note 6 – Debt) resulting in, among other things, a limitation of the Company’s ability to draw on its revolving credit facility. The loss of access to the Company’s revolving credit facility and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement, which was executed on January 9, 2023, to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at risk of not having the revolving credit facility available.
As a result of the Company's site optimization strategy, the Company announced the completion of the closure of the Cumberland, Virginia (“Cumberland”) facility during the first quarter of fiscal year 2023. Further, the Dublin, Virginia (“Dublin”) facility transition was completed in November 2022, the exits of the Boyertown, Pennsylvania (“Boyertown”) and Haslett, Michigan (“Haslett”) facilities were completed in March 2023 and the relocation of operations for Gannat, France (“Gannat”) and and St. Louis, Missouri (“RMS St. Louis”) were completed in June 2023. In addition to the completed closures and consolidations, the facility in Blackthorn, U.K. (“Blackthorn”) is expected to be complete by the end of June 2024. Refer to Note 10 – Restructuring and Assets Held for Sale for further information regarding the site optimization plan.
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

Financial Highlights During Three Months Ended June 30, 2023
•Revenue was $157.5 million during the three months ended June 30, 2023 as compared to $172.7 million during the three months ended June 30, 2022, driven by a $2.4 million decrease in DSA revenue and a $12.7 million decrease in RMS revenue.
•Consolidated net income for the three months ended June 30, 2023 was $0.4 million, or 0.2% of total revenue, compared to consolidated net loss for the three months ended June 30, 2022 of $(3.6) million, or (2.1)% of total revenue.
•Book-to-bill ratio was 1.08x for the DSA services business.
•DSA backlog was $149.1 million at June 30, 2023, up from $143.2 million at June 30, 2022.
Financial Highlights During Nine Months Ended June 30, 2023
•Revenue grew to $431.7 million during the nine months ended June 30, 2023 from $397.2 million during the nine months ended June 30, 2022, driven by a $13.8 million increase in DSA revenue and a $20.7 million increase in RMS revenue.
•Consolidated net loss for the nine months ended June 30, 2023 was $(96.2) million, or (22.3)% of total revenue, compared to consolidated net loss of $(93.6) million, or (23.6)% of total revenue for the nine months ended June 30, 2022. Consolidated net loss for the nine months ended June 30, 2023 included a $66.4 million non-cash goodwill impairment charge related to the RMS segment. The YTD FY 2022 consolidated net loss included one-time charges of $56.7 million of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021 and $23.0 million of post combination stock compensation expense relating to the adoption of the Envigo Equity Plan.
•Book-to-bill ratio was 1.01x for the DSA services business.

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
DSA

(in millions, except percentages)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$46.8	$49.2	$(2.4)	(4.9)%
Cost of revenue[1]	29.5	27.4	2.1	7.7%
Operating expenses[2]	11.4	7.2	4.2	58.3%
Amortization of intangible assets	1.7	1.5	0.2	13.3%
Operating income[3]	$4.2	$13.2	$(8.9)	(67.4)%
Operating income % of total revenue	2.7%	7.6%
[1]Cost of revenue excludes amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses
[3]Table may not foot due to rounding
DSA revenue decreased by $2.4 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in the DSA revenue was primarily driven by our discovery services as a result of the decline in overall biotech funding in the market, plus the timing of general toxicology services. Partially offsetting this, we continue to see increased revenue from genetic toxicology services in connection with new business at our Rockville facility.

DSA operating income decreased by $8.9 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due to the $2.4 million revenue decrease described above, an increase of $2.1 million in cost of revenue, an increase of $4.2 million in operating expenses, and an increase of $0.2 million in amortization of intangible assets. Cost of revenue increased due to the new services provided at the Rockville facility during the three months ended June 30, 2023. Operating expenses increased due to increases in general and administrative expense related to higher compensation expense, bad debt expense and legal and third party fees, as well as an increase in selling costs.
RMS

(in millions, except percentages)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$110.7	$123.4	$(12.7)	(10.3)%
Cost of revenue[1]	72.7	94.3	(21.6)	(22.9)%
Operating expenses[2]	9.2	9.8	(0.6)	(6.1)%
Amortization of intangible assets	6.9	7.4	(0.5)	(6.8)%
Operating income[3]	$21.9	$11.9	$10.0	84.0%
Operating income % of total revenue	13.9%	6.9%
[1]Cost of revenue excludes amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses
[3]Table may not foot due to rounding
RMS revenue decreased $12.7 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due primarily to the negative impact of lower volumes of NHP sales offset by favorable pricing across several products, particularly NHPs. Lower volumes of NHP sales year over year was due to the lack of importation of NHPs from Cambodia beginning November 2022
RMS operating income was $21.9 million in the three months ended June 30, 2023, an increase of $10.0 million compared to the three months ended June 30, 2022, due to the $12.7 million decrease in revenue discussed above, offset by a decrease of $21.6 million in cost of revenue, a decrease of $0.5 million in amortization of intangible assets and a decrease of $0.6 million in operating expenses. The decrease in cost of revenue was primarily due to lower volumes of NHP sales, favorable cost reductions related to the site closures and optimizations as well as a reduction in non-cash inventory step-up amortization compared to last year. The decrease in operating expenses relates to decreased restructuring costs offset by higher compensation expense and legal fees incurred in connection with the U.S. Department of Justice ("DOJ") and the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) actions at the Cumberland facility as discussed in Note 14 – Contingencies, as well as related to the November 16, 2022 event.
Unallocated Corporate

(in millions, except percentages)	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating loss	$(17.3)	$(20.3)	$3.0	(14.8)%
Operating loss % of total revenue[1,2]	(11.0)%	(11.7)%
[1]Operating loss includes selling, general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $3.0 million was primarily driven by decreased acquisition and integration costs.
Other Expense
Other expense increased by $2.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily driven by an increase of $2.4 million in interest expense as a result of increasing interest rates and additional debt obtained in connection with various acquisitions partially offset by changes in foreign exchange rates.
Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2023 and 2022 were 118.1% and (10.6)%, respectively. For the three months ended June 30, 2023, the Company’s effective tax rate was primarily driven by a change in the Company’s loss before income taxes resulting in a catch-up adjustment.. For the three months ended June 30, 2022, the Company’s effective tax rate was driven by by the impact of unfavorable permanent items and discrete adjustments.
Consolidated Net Income (Loss)
As a result of the above described factors, we had consolidated net income of $0.4 million for the three months ended June 30, 2023 as compared to a consolidated net loss of $(3.6) million during the three months ended June 30, 2022.
Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022
DSA

(in millions, except percentages)	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$134.9	$121.1	$13.8	11.4%
Cost of revenue[1]	89.4	74.7	14.7	19.7%
Operating expenses[2]	31.8	19.2	12.6	65.6%
Amortization of intangible assets	5.2	4.3	0.9	20.9%
Operating income[3]	$8.5	$23.0	$(14.4)	(62.6)%
Operating income % of total revenue	2.0%	5.8%
[1]Cost of revenue excludes amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses
[3]Table may not foot due to rounding
DSA revenue increased $13.8 million in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. The increase in DSA revenue was primarily driven by additional revenue generated from Integrated Laboratory Systems, LLC (“ILS”), which was acquired on January 10, 2022, plus new services related to genetic toxicology and organic growth in general toxicology services. These increases in DSA service revenues were partially offset by decreases in our discovery services revenue primarily related to the decline in overall biotech funding in the market.
DSA operating income decreased by $14.4 million in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022, due to the $13.8 million revenue increase described above, an increase of $14.7 million in cost of revenue, an increase of $12.6 million in operating expenses and an increase of $0.9 million in amortization of intangible assets. The increase in cost of revenue was driven by additional cost of revenue generated by ILS in addition to costs associated to expanded capacity as a result of capital investments and costs associated with the successful recruitment of scientists to begin adding services and capacity, some of which became available during the nine months ended June 30, 2023, and some of which are expected to become available during the remainder of the fiscal year. Operating expenses increased due to increases in selling costs, primarily due to increased revenue, increased compensation expense and increased start-up costs related to our Rockville facility, among other costs. Amortization of intangibles increased primarily as a result of additional acquired intangible assets.

RMS

(in millions, except percentages)	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Revenue	$296.8	$276.1	$20.7	7.5%
Cost of revenue[1]	220.5	207.5	13.0	6.3%
Operating expenses[2]	25.9	19.6	6.3	32.1%
Amortization of intangible assets	20.7	14.4	6.3	43.8%
Goodwill impairment loss[3,4]	66.4	—	66.4	100.0%
Operating (loss) income [2,3,4]	$(36.7)	$34.5	$(71.3)	(206.7)%
Operating (loss) income % of total revenue	(8.5)%	8.7%
[1]Cost of revenue excludes amortization of intangible assets, which is separately stated
[2]Operating expenses includes selling, general and administrative and other operating expenses
[3]Goodwill impairment loss shown on the consolidated statement of operations only impact the RMS Segment
[4]Table may not foot due to rounding, % change of operating (loss) income is not meaningful ("NM")
RMS revenue increased $20.7 million in the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022 due primarily to the favorable pricing across several products, particularly NHPs, partially offset by the negative impact of lower volumes of NHP sales and the lower sales of small animal models. Additionally, the increase in RMS revenue was impacted by the timing of contributions from acquisitions. Envigo was acquired on November 5, 2021, RSI was acquired on December 29, 2021, and OBRC was acquired on January 27, 2022.
RMS operating loss was $(36.7) million in the nine months ended June 30, 2023, a decrease of $71.3 million compared to operating income of $34.5 million in the nine months ended June 30, 2022, due to the $20.7 million increase in revenue discussed above offset by an increase of $13.0 million in cost of revenue, and increase of $6.3 million in operating expenses, an increase of $6.3 million in amortization of intangible assets and a $66.4 million non-cash goodwill impairment charge related to our RMS segment. Refer to Note 5 for more information related to the goodwill impairment charge. The increase in cost of revenue was primarily due to the mix of products sold and inflationary pressure on product expenses, energy and wages, partially offset by a decrease in non-cash amortization of inventory step-up and reduced expenses related to the site closures and relocation of operations. Operating expenses increased by $6.3 million due to increases in selling costs, primarily due to increased revenue, higher compensation expense and higher legal fees incurred in connection with the November 16, 2022 event and the DOJ and USAO-WDVA actions at the Cumberland facility. Amortization of intangibles increased by $6.3 million primarily as a result of additional acquired intangible assets.
Unallocated Corporate

(in millions, except percentages)	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
Operating loss[1]	$(55.7)	$(78.5)	$22.8	(29.0)%
Operating loss % of total revenue	(12.9)%	(19.8)%
[1]Operating loss includes selling, general and administrative and other operating expenses
Unallocated corporate costs consist of selling and general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs of $22.8 million in the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022 was primarily related to a decrease in stock-based compensation expense. Unallocated corporate costs for the nine months ended June 30, 2022 included a one-time charge of $23.0 million for post combination stock compensation expense relating to the adoption of the Envigo Equity Plan.
Other Expense
Other expense decreased by $(45.1) million for the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. For the nine months ended June 30, 2022, there was a one-time charge of $56.7 million related to the fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021. The other expense decrease was partially offset by an increase in interest expense of $11.0 million in the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022, as a result of the draw of the $35.0 million delayed draw term loan allowed under the First Amendment to the Credit Agreement and rising interest rates. Refer to the "Liquidity and Capital Resources" section for further discussion of debt.
Income Taxes
The Company’s effective tax rates for the nine months ended June 30, 2023 and 2022 were 17.8% and 5.6%, respectively. For the nine months ended June 30, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other discrete adjustments. For the nine months ended June 30, 2022, the Company’s effective tax rate was primarily related to a release of valuation allowance due to deferred tax liabilities established as part of the acquisition of Envigo, as well as the impact of certain book to tax differences on the deductibility of transaction costs, loss on fair value remeasurement of the embedded derivative component of the convertible notes, and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $(96.2) million for the nine months ended June 30, 2023 as compared to a consolidated net loss of $(93.6) million during the nine months ended June 30, 2022.
Liquidity and Capital Resources
Comparative Cash Flow Analysis
At June 30, 2023, we had cash and cash equivalents of $22.2 million, compared to $21.7 million at June 30, 2022.
Net cash provided by operating activities was $9.1 million for the nine months ended June 30, 2023 compared to net cash used in operating activities of $(5.4) million for the nine months ended June 30, 2022.
Net cash provided by operating activities in the nine months ended June 30, 2023, was driven by non-cash charges of $96.8 million and a net increase in operating assets and liabilities of $8.5 million, partially offset by a net loss of $(96.2) million. Non-cash charges included, but are not limited to, $66.4 million for goodwill impairment loss, $40.1 million for depreciation and amortization, $5.9 million for non-cash stock compensation expense, non-cash interest and accretion of $4.6 million, amortization of debt issuance costs and original issue discount of $2.3 million and provision for expected credit losses of $2.2 million, partially offset by changes in deferred taxes of $(27.1) million.
Net cash used in operating activities for the nine months ended June 30, 2022 was $(5.4) million. Contributing factors to our cash used in operations in the nine months ended June 30, 2022 were primarily driven by a net loss of $(93.6) million, and further decreased due to changes in operating assets and liabilities of $(34.5) million, most notably an increase in trade receivables and contract assets, inventories and prepaid expenses and other current assets, partially offset by increases in fees invoiced in advance and accounts payable. The net decrease in cash from operating activities was partially offset by a net increase in noncash charges of $122.8 million. Non-cash charges included, but are not limited to, $56.7 million for loss on fair value remeasurement of the embedded derivative component of the convertible notes, $31.9 million for depreciation and amortization, $22.3 million for non-cash stock compensation expense, changes in deferred taxes of $(8.4) million, amortization of debt issuance costs and original issue discount of $1.9 million, non-cash amortization of inventory fair value step-up of $10.0 million and non-cash restructuring costs related to the exit of the Dublin and Cumberland sites of $3.0 million.
Net cash used in investing activities of $(21.1) million in the nine months ended June 30, 2023 was primarily due to capital expenditures of $(21.3) million. The capital additions during the nine months ended June 30, 2023 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, improvements for animal welfare and system enhancements to improve the client experience.
Net cash used in investing activities of $(318.1) million in the nine months ended June 30, 2022 was due mainly to $287.1 million paid in the acquisitions of Plato, Envigo RSI, ILS, OBRC and Histion and capital expenditures of $31.3 million. The capital additions during the nine months ended June 30, 2022 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.
Financing activities provided $16.2 million in the nine months ended June 30, 2023. The cash provided in the nine months ended June 30, 2023 primarily included borrowings on the Additional DDTL (as defined below) of $35.0 million and on the revolving loan facility of $6.0 million, partially offset by the repayment of the revolving loan facility of $21.0 million and principal payments of $2.1 million and $1.8 million on the senior term notes and delayed draw term loans and on the promissory notes, respectively.
Financing activities provided $189.2 million in the nine months ended June 30, 2022. The cash provided in the nine months ended June 30, 2022 included borrowings on the senior term notes of $205.0 million, which consisted of $165.0 million related to the term loan facility used in the Envigo acquisition and $40.0 million related to the Amendment (defined below), which was partially used in the OBRC acquisition and partially used to repay the revolving loan facility borrowings, and included the Initial DDTL (defined below) borrowings of $35.0 million, which was used in the ILS acquisition, partially offset by payments of long-term borrowings of $36.8 million and payments of debt issuance costs of $10.1 million.
Capital Resources
Long-term debt as of June 30, 2023 and September 30, 2022 is detailed in the table below.

(in millions)	June 30, 2023	September 30, 2022
Seller Note – Bolder BioPath	$0.7	$0.8
Seller Note – Preclinical Research Services	0.6	0.6
Seller Note – Plato BioPharma	—	1.5
Seller Payable - Orient BioResource Center	3.6	3.5
Seller Note – Histion	0.3	0.4
Seller Note – Protypia	0.6	0.6
Economic Injury Disaster Loan	0.1	0.1
Convertible Senior Notes	109.2	105.0
Term Loan Facility, DDTL and Incremental Term Loans	272.8	238.2
	$387.8	$350.7
Less: Current portion	(3.8)	(8.0)
Less: Debt issuance costs not amortized	(12.2)	(12.0)
Total long-term debt	$371.8	$330.7
Note: Table may not foot due to rounding
Revolving Credit Facility
As of June 30, 2023 and September 30, 2022, the Company had a $0 and $15.0 million outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the nine months ended June 30, 2023.
Significant Transactions
On October 12, 2022, the Company drew its $35.0 million delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds were used to repay the $15.0 million balance on the Company’s revolving credit facility, while the remaining was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.
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
The Company could elect to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans shall accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.25% and 10.29% for the three and nine months ended June 30, 2023, respectively.
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
Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments will be subject to a 1.0% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
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
Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $0.9 million loss on debt extinguishment during the nine months ended June 30, 2022.
On January 7, 2022, the Company drew $35.0 million on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.22% and 10.31% for the three and nine months ended June 30, 2023, respectively.
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
Amounts outstanding under the Additional Term Loans will accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.35% and 10.47% for the three and nine months ended June 30, 2023, respectively.
The Additional Term Loans require annual principal payments in an amount equal to 1.0% of the original principal amount. Voluntary prepayments of the Additional Term Loans will be subject to a 1.0% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to a any prepayment premium.
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
Under the Second Amendment, the Company could have elected to borrow on each of the loan facilities at either an adjusted term secured overnight financing rate (“Term SOFR”) rate of interest or an alternate base rate of interest. Term SOFR loans accrued interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan (“Adjusted Term SOFR”); provided that, Adjusted Term SOFR could never be less than 1.00%, and (ii) a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). Alternate base rate loans could accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.5%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Second Amendment Alternate Base Rate”); provided that, the Second Amendment Alternate Base Rate could never be less than 2.00%, plus (ii) a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio.

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
In addition, the Second Amendment provides that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company timely satisfied each of these requirements.
Third Amendment to Credit Agreement
On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ending March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):
•the Cambodian NHP-related matters, to the extent existing and disclosed to the lenders prior to December 29, 2022, shall not constitute a Material Adverse Effect under the Credit Agreement and will not restrict the Company’s ability to request credit extensions under the revolving credit facility;
•the use of borrowings under the revolving credit facility is limited to funding operational expenses of the Company in the ordinary course and cannot be used for the making or funding of investments, permitted acquisitions or restricted payments, payments or purchases with respect to any indebtedness, bonuses or executive compensation, or judgments, fines or settlements; and
•additional limitations are imposed on the Company under the Credit Agreement, including restrictions on permitted asset sales, a prohibition on making permitted acquisitions, and significant limitations on the ability to incur additional debt, make investments and make restricted payments.
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
As of June 30, 2023 and September 30, 2022, there were $4.4 million and $5.1 million, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2023, the total interest expense was $2.7 million, including coupon interest expense of $1.1 million accretion expense of $1.4 million, and the amortization of debt discount and issuance costs of $0.2 million. During the three months ended June 30, 2022, the total interest expense was $2.7 million, including coupon interest expense of $1.2 million, accretion expense of $1.3 million, and the amortization of debt discount and issuance costs of $0.2 million. For the nine months ended June 30, 2023, the total interest expense was $8.2 million, including coupon interest expense of $3.4 million, accretion expense of $4.2 million, and the amortization of debt discount and issuance costs of $0.7 million. During the nine months ended June 30, 2022, the total interest expense was $7.9 million, including coupon interest expense of $3.5 million, accretion expense of $3.8 million, and the amortization of debt discount and issuance costs of $0.6 million.
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
In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 12 – Equity, Stock-Based Compensation and Earnings (Loss) Per Share), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.
Based upon the above, the Company remeasured the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88.6 million and a loss on remeasurement included in other income (loss) for the nine months ended June 30, 2022 of $56.7 million.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 30, 2023, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at June 30, 2023, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our June 30, 2023 cash balance by approximately $0.5 million and our revenue by approximately $6.5 million for the nine months ended June 30, 2023.

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
Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weaknesses in internal control over financial reporting described below.
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
As of September 30, 2022, management identified the following material weaknesses in internal controls, which continued to exist as of June 30, 2023:
a)Management did not design and maintain effective controls over information technology general controls (“ITGCs”) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and information technology (“IT”)-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal controls over financial reporting. As such, we determined that management did not effectively design and implement components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022.
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
Changes in Internal Controls
As of September 30, 2022, management had excluded several of its previous acquisitions from its assessment of internal controls over financial reporting; however, management's updated assessment as of June 30, 2023, as described above, now includes the operations of all previous acquisitions. Except for the changes in connection with our remediation activities as described above and the inclusion of all operations of previous acquisitions, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1 – LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.
ITEM 1A – RISK FACTORS
You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K. There have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

ITEM 6 – EXHIBITS

Number		Description of Exhibits
(2)	2.1
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed May 15, 2023).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 11, 2023	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)

Date: August 11, 2023	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)