Form 10-K
period 2023-09-30
Inotiv, Inc.
filed 2023-12-12
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2023.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Based on the closing price on The Nasdaq Capital Market on March 31, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $99,902,765.
As of November 30, 2023, 25,790,760 of registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after September 30, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2024 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

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
•Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on the importation of NHPs from suppliers located outside the U.S., particularly from communist countries in Southeast Asia, legal issues related to these suppliers and any inability to diversify our suppliers located outside the U.S.
•We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.
•We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.
•We are subject to environmental, health and safety requirements and risks as a result of which we may incur significant costs, liabilities and obligations.
•Any failure by us to comply with existing regulations could harm our reputation and operating results, and requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.
•Changes in government regulation or in practices relating to the pharmaceutical industry could change the demand for the services we provide.
•If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
•We have experienced periods of losses and financial insecurity.
•We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.
•Our credit agreement contains covenants that restrict our business and financing activities. All of our assets secure our obligations under the credit agreement and may be subject to foreclosure.
•Our failure to comply with the terms of our Credit Agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.
•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2023 and 2022 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
•We rely on a limited number of key clients, the importance of which may vary dramatically from year to year, and a loss of one or more of these key clients may adversely affect our operating results.
•We operate in a highly competitive industry.
•The majority of our clients’ contracts and orders can be terminated upon short notice.
•We may bear financial risk if we underprice our contracts or overrun cost estimates.
•Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could adversely impact our financial condition and business.
•Our animal populations may suffer diseases that can damage our inventory, harm our reputation, result in decreased sales of our services or research products or result in other liability.

•Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
•Providing CROs creates a risk of liability.
•New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
•Our non-U.S. locations account for a significant percentage of our revenues, exposing us to risks associated with operating internationally.
•Some of our clients and contracts depend on government funding of research and development and a reduction in that funding may adversely affect our business.
•We have and may further expand our business through acquisitions, which exposes us to various risks. Our due diligence of our past or future acquisitions may not have identified all pertinent risks, or the full magnitude of such risks, which could materially affect our business, financial condition, liquidity and results of operations.
•We may need additional capital, and any additional capital we seek may not be available in the amount or at the time we need it.
•The Company may fail to realize anticipated strategic and financial benefits from acquisitions, related integrations and our site optimization strategy.
•We are substantially dependent on the pharmaceutical and biotechnology industries.
•Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
•Actions of animal rights activists may affect our business.
•We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.
•Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.
•Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies.
•Our share price could continue to be volatile and our trading volume may fluctuate substantially.
•Our principal shareholders and management own a significant percentage of our stock and will be able to exercise significant influence over matters subject to shareholder approval.
•The resale of certain shares issued in the Envigo acquisition and covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.
•Anti-takeover provisions in our organizational documents and under Indiana law may discourage or prevent a change in control, even if a sale of us would benefit our shareholders, which could cause our stock price to decline and prevent attempts by shareholders to replace or remove our current management.
•If we are unable to maintain listing of our securities on The Nasdaq Capital Market or another reputable stock exchange, it may be more difficult for our shareholders to sell their securities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Those statements may include, but are not limited to, discussions regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop new services and products; (v) our ability to source animal research models; (vi) our ability to make capital expenditures, fund our operations and satisfy our obligations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness and to comply with financial covenants; (xv) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xvi) our ability to manage recurring and unusual costs; (xvii) our ability to execute on our restructuring and site optimization plans and to realize the expected benefits related to such actions; and (xviii) the impact of public health emergencies, including COVID-19, on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors in Item 1A of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law.
PART I
ITEM 1 – BUSINESS
Corporate History
Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” or “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and completed an initial public offering in 2000. On March 18, 2021, the Company changed its corporate name from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on The Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotivco.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.
Overview
Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services primarily to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services enable the discovery and development of new drugs and medical devices and facilitate better understanding of disease biology, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
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

Through our RMS segment, we offer access to a wide range of small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise with extensive knowledge and expertise in managing breeding genetics and high health status facilities, geared toward the delivery of high quality laboratory animals for research. In conjunction with our CRO business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.
During the twelve months ended September 30, 2023, we focused our efforts on our site optimization strategy, which includes 11 facilities in addition to the exit of our Israel businesses, the completion of the build-out of a newly leased 48,000 square foot facility in Rockville, Maryland (“Rockville”) and addressing the shortage of nonhuman primate research models. As of September 30, 2023, we had completed the sale of the Israel businesses and the closure and consolidation of seven U.S. facilities and the facilities in France, Italy and Spain. One of our U.K. facilities is expected to close and consolidate with our other U.K. facility by the end of March. The facility build-out at Rockville was substantially complete in March 2023, and we are continuing to validate the equipment and assays required to support growth in both the genetic toxicology and biotherapeutics businesses.
Discovery and Safety Assessment
The DSA segment is comprised of two principal areas of services: Discovery Services (“Discovery”) and Safety Assessment.
Discovery Services
•Analytical Method Development and Validation: Analytical methods are developed and validated in a manner designed to ensure that data generated are accurate, precise, reproducible and reliable and are used consistently throughout the drug development process and in later product support. Both early-stage, fit-for-purpose discovery methods and fully Good Laboratory Practice (“GLP”)-validated methods are generated to provide appropriate and timely responses to the client’s situation.
•In Vivo Pharmacology: We provide preclinical in vivo efficacy services. In vivo pharmacology is strengthened by the combination of our genetically-modified rodent production capability which provides animals with specific genetic modifications necessary for evaluation of new molecular targets.
•Exploratory Pharmacokinetics and Toxicology: We evaluate the initial pharmacokinetics of drug candidates to determine oral bioavailability, dose proportionality of exposure, gender differences, and time-dependent changes in exposure in our laboratories. In addition we provide initial safety evaluation of drug candidates through the conduct of single and repeated dose exploratory toxicology studies designed to identify tolerability and target organ toxicity and to provide guidance for dosing of more extensive pivotal studies which are intended to support human clinical trials.
•Archiving Services: We provide climate-controlled archiving services for our clients’ data and samples at all of our facilities.
•Analytical Products: Analytical products consist of our liquid chromatographic and electrochemical instruments with associated accessories. The critical component of these products is the Epsilon® electrochemical platform. This platform incorporates all the hardware capabilities needed for most electrochemical experiments but can be modified through software development. The market for our analytical products is comprised principally of academic institutions and industrial research companies.

•In Vivo Sampling Products: In vivo sampling products consist of the Culex® family of automated in vivo sampling and dosing instruments. These instruments are used by pharmaceutical researchers to dose animals and collect biological samples (blood, bile, urine, microdialysate, feces or any bio-fluid) from the animals. Since dosing and sample collections are automated, animals are not manually handled, reducing stress on the animals and producing more representative pharmacological data. Behavior and other physiological parameters can also be monitored simultaneously. Compared to manual methods, the Culex® products offer significant reduction in test model use and comparable reduction in labor. The line also includes in vivo sampling devices sold to drug developers and medical research centers to assist in the study of a number of medical conditions including stroke, depression, Alzheimer’s and Parkinson’s diseases, diabetes and osteoporosis.
Safety Assessment
•Non-clinical Toxicology and Pathology Services: We provide safety testing in studies ranging from acute safety evaluation of drugs and medical devices to chronic, multi-year oncogenicity studies, and safety evaluation focused on developmental and reproductive toxicology. We also provide services in toxicologic pathology and evaluation of tissues from animal efficacy models, surgical modeling and focused evaluation of biomedical devices as well as cardiovascular safety evaluation in radiotelemetry-implanted animals.
•Stability Testing: We test stability of nonclinical drug dosing formulations and collect bioanalysis samples designed to ensure the integrity of all solutions used in nonclinical and clinical studies and post-study analyses. Results from sample shipping and storage studies assist our clients in maintaining sample integrity throughout the process from collection to analysis.
•Drug Metabolism, Bioanalysis, and Pharmacokinetics Testing: We analyze samples from in vitro, preclinical and clinical studies to identify and measure drug and metabolite concentrations in complex biological matrices, including drug metabolism, bioanalysis and pharmacokinetics studies.
New Service Offerings
During the twelve months ended September 30, 2023 and 2022, we spent $6.9 million and $5.7 million, respectively, on startup costs for new service offerings that we are building internally such as: mechanistic pharmacology and toxicology, safety pharmacology; juvenile toxicology; SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology.
Research Models and Services
The RMS segment is comprised of (1) Research Models, (2) Diets and Bedding, and (3) Research Model Services.
Research Models: Our research models business is comprised of the commercial production and sale of laboratory animals and research models, principally purpose-bred rats and mice and large animal models (non-human primates (“NHP”) and rabbits) for use by researchers. We provide these models to numerous clients around the world, including many academic institutions, government agencies, biopharmaceutical companies, and CROs, and we have a global footprint with production facilities strategically located in three countries.
Our research models include standard stocks and strains, immunocompromised models (which are useful for oncology research), disease models (which are in demand as early-stage research tools) and genetically-engineered models ((“GEMS”), which are often created for specific research projects).
•Small Animal Research Models: Our rodent species have been and continue to be among the most-used research models in the world, largely as a result of our geographic footprint and commitment to quality and client service. Our small animal research models are bred and maintained in controlled environments, which are designed to ensure that the models are free of specific viral and bacterial agents, and other contaminants that can disrupt research operations and distort research results. With our production capabilities, we strive to consistently deliver high-quality research models worldwide.
RMS rodent research models include:
•outbred, which are purposefully bred for heterogeneity;

•inbred, which are bred to be genetically identical;
•spontaneous mutant, which contain a naturally occurring genetic mutation (such as immune deficiency);
•hybrid, which are the offspring of two different inbred parents; and
•GEMS.
Certain of our models are proprietary, disease-specific rodent models used to research treatments for diseases such as diabetes, obesity, cardiovascular and kidney disease.
•Large Research Models: Our large animal portfolio includes NHPs and rabbits. NHPs are generally imported into the U.S. and Europe from Asia and Africa, with limited breeding in the U.S. We operate two quarantine facilities in the U.S. to house and clear these imported animals before onward shipment to clients. NHPs are used by our clients primarily for the safety testing of new biological therapies. Rabbits are bred in both the U.K. and U.S. and utilized primarily for the reproductive safety testing of potential new therapies.
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
Teklad offers a full line of off-the-shelf formulations as well as custom diets to meet our clients’ specific research needs. A team of nutritionists, including several PhDs, work with our clients to determine the best diet for their research objectives. If a custom diet is required, our nutritionists define the appropriate formula and our custom diet manufacturing line produces the feed. Our manufacturing facilities are ISO 9001:2015 certified.
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
Research Model Services: We also offer a variety of services designed to support our clients' use of research models in basic research and product development. These services include specialized surgical modifications such as cannulation, implants, and the creation of surgically derived disease state models. We also provide contract breeding, contract colony management, health monitoring, quarantine, cryopreservation, rederivation and revitalization services, as well as antibody development and production. Lastly, through the GEMS business, we offer the creation of new transgenic research models specific to individual clients’ needs.
The Company’s Role in the Drug Development Process
Inotiv provides research support, through provision of its products and services, for the identification and development of new chemical and biological entities from discovery through clinical development. Our DSA segment provides services related to efficacy and safety evaluations and our RMS segment offers animal research models for use in efficacy and safety evaluations.
1.The discovery phase of new product development includes the identification and validation of potential targets for therapeutic intervention, the latter of which may involve studying a disease’s molecular pathway by genetically altering one or more of the molecules in that pathway in cell lines or in murine models. Inotiv’s molecular biology group creates such murine models for our clients and, where appropriate, can then support clients in the use of those models to study the pharmacokinetic and potential efficacy profiles of new therapeutic entities.
In addition to generation of new models for studying potential pharmacokinetics and efficacy at the request of our clients, Inotiv also has a broad range of off-the-shelf standard, and disease-bearing models, that may be used for the same purposes. Our discovery services group uses these animals, and other model systems, to perform a range of early discovery tests to better characterize potential new therapeutic molecules for mode of action, potential efficacy, and predicted safety and metabolism profiles.
2.After a new drug candidate is identified and carried through this preliminary discovery screening, the development process for new drugs has three distinct phases: the nonclinical phase, the clinical phase and the post approval phase. The nonclinical phase includes safety testing to prepare an Investigational New Drug ("IND") application for submission to the U.S. Food and Drug Administration (“FDA”). The IND must be accepted by the FDA before the drug candidate can be initially tested in humans. Once a pharmacologically active molecule is fully analyzed to confirm its potential utility, the initial dosage form for clinical trials is created. An analytical chemistry method is developed to enable reliable quantification. Stability and purity of the formulation are also determined.
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
3.The clinical phase further explores the safety and efficacy of the drug candidate in humans. The sponsor conducts Phase I human clinical trials in a limited number of healthy individuals to determine safety and tolerability. Bioanalytical assays determine the availability and metabolism of the active ingredient following administration. Expertise in method development and validation is critical for new chemical entities and new biological entities.
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
4.The post-approval phase follows FDA approval of the NDA or BLA. This includes production and continued analytical and clinical monitoring of the drug. The post-approval phase also includes development and regulatory approval of product modifications and line extensions, including improved dosage forms. The drug manufacturer must comply with quality assurance and quality control requirements throughout production and must continue analytical and stability studies of the drug during commercial production to continue to validate production processes and confirm product shelf life. Samples from each manufactured batch must be tested prior to release of the batch for distribution to the public.
We also provide services during the post-approval phase, including bioequivalence studies of new formulations, line extensions, new disease indications and drug interaction studies. Our ability to offer Good Manufacturing Process ("GMP") electrochemical detection services has provided increased business opportunities for release testing.

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
Clients

We provide our services and products to organizations engaged in basic research, biomedical device and pharmaceutical research and development. During the twelve months ended September 30, 2023, we made sales to over 2,500 companies, ranging from emerging biopharmaceutical companies up to some of the largest pharmaceutical companies in the world. We discuss client concentration and geographic information related to our business in Note 5 – Segment and Geographic Information to our consolidated financial statements contained in Part II, Item 8.

Recurring business from existing clients is important to ongoing operations. Our clients’ needs for our services and products increase and decrease depending on the stage of their research activities, so we experience some client turnover. Our business development efforts focus on both expanding existing client relationships and acquiring new clients. Historically, our RMS segment has stable, long-term relationships with a majority of our clients due to their overarching preference for consistency in the products they use to conduct their studies. However, we are continuing our efforts to cross-sell and expand our client base. Our DSA segment, due to its broad menu of services and flexibility in study design, is well positioned to serve the emerging biopharmaceutical segment during the discovery and development phases. We discuss client concentration of revenue in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8.

Contractual Arrangements

Our DSA contracts typically establish an estimated fee to be paid for a proposed set of services designed in consultation with the client. In most cases, some percentage of the contract fee is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at a minimum, our invested costs when contracts are terminated.

Our RMS product contracts are typically short-term in nature and based upon purchase orders submitted by clients to satisfy specific requirements for their research. Pricing is based upon list prices, which are market-adjusted. In addition, prior to Inotiv’s acquisition of Envigo, Envigo entered into a five-year supplier agreement with a key strategic partner that includes minimum purchase commitments and preferred pricing (equal to best price extended to similar clients). The contract’s initial term ends during the third fiscal quarter 2024. However, it requires a two-year termination notice. Contract breeding and client-owned animal colony care contracts are generally billed as per diems over the contract period.
Sales and Marketing
We promote our services through concentrated business development efforts, scientist-to-scientist communications, centralized corporate marketing programs and social media to both pharmaceutical and medical device companies, as well as academic and government research institutions. We recognize that our growth depends upon our ability to continually improve client satisfaction in order to deepen existing and establish new client relationships.
In November of 2019, the Company rebranded its contract research services business as “Inotiv.” Adoption of the trade name Inotiv symbolized the expansion and supplementation of the Company’s legacy contract research service operations through significant business acquisitions as well as internal growth. Since the rebranding, the Company has marketed and otherwise managed its contract research services operations under the name Inotiv. On March 18, 2021, the Company changed its corporate name from Bioanalytical Systems, Inc. to Inotiv, Inc. Our research equipment manufacturing division continues to operate under the name BASi Research Products.
The Company acquired Envigo RMS Holding Corp in November of 2021. After its acquisition, the research models business of Envigo has continued to operate under the Envigo brand as “an Inotiv company” and comprises the majority of the RMS segment of Inotiv. Since March of 2023, the Company has worked to consolidate all DSA and RMS products and services under the Inotiv trade mark, as evidenced by the launch of a unified website under the Inotiv domain.
Our commercial initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, digital and print advertising, direct communication, newsletters, social media, virtual exhibit space and our website, we provide our perspective on current industry challenges and developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. Historically, we have reinforced key messages and selling points through client visits, presentations, corporate material and at trade events and industry conferences. While trade events were almost entirely virtual from 2020 through 2022, nearly all have returned to in-person events.
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
As of September 30, 2023, in addition to our leadership team and scientists, we had 135 employees on our commercial team supporting sales, marketing, client experience, client service and program management for both our DSA and RMS clients. These resources are located in both North America and U.K./Europe to serve major research markets.
Competition
Our two operating segments compete with other businesses, which range in size and capabilities, both financial and operational. In addition to competing companies in both industries, we compete with internal research and development teams at our client companies. There is competition for clients on the basis of many factors, including scientific and technological expertise, quality, reputation, responsiveness, price, scope of product and related service offerings, and geographic presence. Further, specific to the RMS segment, we believe there are significant barriers to becoming a global provider including the construction of bio-secure barrier production facilities, flexible-film isolator production facilities and the population of these facilities with over 175 species and strains of animal models (including over 80 genetically engineered rodent models), which requires years of investment and strict operating procedures.
For DSA, we have many competitors, including two public companies in the U.S. and one public company in China.
For RMS, there are five main competitors, including one public company in the U.S., two privately-held companies in the U.S., one government-funded, not-for-profit entity in the U.S., and one privately-held company in Europe.
Industry Support and Animal Welfare
Inotiv is committed to delivering high-level health and genetic quality, operational performance and client service. High standards of animal welfare are vital to delivering on each of these objectives and are a principal focus of Inotiv.
Inotiv is an advocate for implementation of Replacement, Reduction and Refinement (“3Rs”). Members of Inotiv's scientific and technical care staff undertake continuing professional development in the field of laboratory animal science, with special focus on animal welfare and the 3Rs, and they are encouraged to publish and present within the scientific community.
Inotiv has formed internal Institutional Animal Care and Use Committees, comprising staff from many disciplines within the DSA and RMS segments, in addition to external representation, to implement applicable regulations and provide strict oversight of animal welfare matters. The majority of Inotiv’s animal production facilities are accredited by the Association for Assessment and Accreditation of Laboratory Animal Care International (“AAALAC”), a private, non-profit, international accrediting organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. Our facilities are also routinely inspected by government agencies tasked with enforcing animal welfare regulations.
Inotiv is firmly committed to the 3Rs and to reducing the number of animals used in research by emphasizing health and genetic integrity to decrease study data variability. Whenever possible, technological advances, such as new diagnostic tests for screening pathogens in laboratory rodents, micro-sampling and in vitro assays, are used.

Laboratory animals remain an essential component in the research and development that our clients conduct. They further our knowledge of living systems and help in the discovery and development of products that can save or enhance human and animal lives. The Company works with the scientific community to improve our understanding and promote best practice in the care and welfare of research animals. As providers of research models to the research community and scientists conducting experiments on behalf of our clients to help discover and develop new medicines, Inotiv is responsible to our clients and the public for the health and well-being of the animals in our care.
Human Capital Management
As of September 30, 2023, we had 1,955 full-time employees and 100 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.
Our primary objectives and philosophy of our compensation programs are to (i) drive leadership behaviors that maximize long-term stockholder value creation and (ii) attract and retain talented colleagues with the skills necessary to successfully manage and grow our business.
Attracting, retaining, and developing talent is a core principle of our talent management and total rewards strategy. Compensation and benefit programs are an important part of our employment relationship, which also includes challenging and rewarding work, growth and career development opportunities and being part of a leading CRO with a diverse and talented workforce that helps clients develop life-changing therapies. We strive to have the following features as part of our compensation and benefits:
•a consistent framework that is affordable to the business;
•a pay for performance focus – individuals are rewarded for performance and overall contributions to business success;
•compensation is fair and equitable, irrespective of gender, race, or similar personal characteristics; and
•a total rewards package that will be competitive with leading companies.
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
Our Guiding Principles consist of:
•Pay Equity – employee compensation should be fair and equitable.
•Performance Orientation – compensation programs should support and reinforce a pay-for-performance culture.
•Competitive Positioning – critical to attracting, motivating, and retaining a high-performance team.
•Affordability – compensation and benefits must be affordable to us over the medium to long-term.
•Consistency and Stability – compensation and benefit programs should have a high degree of consistency and should not significantly fluctuate year-over-year.
•Delivery Efficiency – compensation, benefits, and other related programs should be consistent, equitable and easy to administer.
•Deliver Effectiveness – clearly defined metrics should be developed for compensation, benefits, and other related programs that are aligned with corporate business performance metrics.
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
Our facilities and operations are subject to various federal, state, and local laws and regulations relating to protection of human health and the environment, including those governing the discharge of pollutants into the environment and the storage, handling, use, treatment, disposal, and recycling of hazardous substances and wastes, as well as relating to the humane treatment of animals in our custody, as further described below. Such laws include, without limitation, the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Animal Welfare Act and the Resource Conservation and Recovery Act. As environmental laws and regulations continue to evolve, it is likely we will be subject to increasingly stringent environmental standards in the future, particularly under air and water quality laws and standards related to climate change issues. Environmental laws are complex, change frequently and have tended to become increasingly stringent over time.
Analytical Services
Laboratories that provide information included in INDs, NDAs and BLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in regulations for GLP, GMP, BE and GCP. The FDA, Environmental Protection Agency and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with the regulations listed above. These requirements include but are not restricted to the following areas:
•Resources – organization, personnel, facilities and equipment;
•Rules – protocols and written procedures;
•Characterization – test items and test systems;
•Documentation – raw data, final report and archives; and
•Quality assurance unit – formalized internal audit function.
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
Nonclinical Services
Our animal research facilities are subject to a variety of federal and state laws and regulations, including The Animal Welfare Act (“AWA”) and the rules and regulations enforced by the United States Department of Agriculture ("USDA") and the National Institutes of Health ("NIH"). These regulations establish the standards for the humane treatment, care and handling of animals by breeders, dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation designed to comply with applicable regulations for the humane treatment of the animals in our custody. If the USDA determines that our equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses or confiscate research animals. In addition to being licensed by the USDA as a research facility where applicable, we have registered assurances with the NIH.
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
The RMS segment is subject to licensing and registration requirement standards set by the USDA and similar agencies in other countries for the care and use of regulated species. Our operations in Europe are subject to the standards as stipulated by Directive 2010/63/EU on the Protection of Animals Used for Scientific Purposes. Stipulations within that Directive were transposed into national legislations within Europe in 2013. We are regularly consulted and inspected by the relevant national authorities in each nation in which we operate.
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
All of RMS’s sites are subject to licensing and regulation under international treaties and conventions, including national, regional and local laws relating to:
•the surface and air transportation of laboratory specimens;
•the handling, use, storage and disposal of chemicals (including anesthetics, narcotics and psychotropic drugs), biological reagents, laboratory specimens, hazardous waste and radioactive materials;
•the safety and health of employees and visitors to our facilities; and
•protection of the environment and general public.
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
Limited Research Model Availability
During the COVID-19 pandemic, researchers and CROs experienced significant limitations in their access to animal research models, specifically including a sharp reduction in the availability of NHPs originating from breeding farms in Southeast Asia. Prior to the pandemic, China was the leading exporter of NHPs employed in basic and applied research; however, early in 2020, China ceased exportation of cynomolgus monkeys, the species most commonly involved in pharmaceutical product development. This change in the world supply of a critical research model has resulted in a need to source increased numbers of NHPs from breeding farms principally located in Cambodia, Vietnam, and Mauritius Island, with a resultant marked increase in unit pricing. We do not know whether the embargo in China on exportation will loosen in the future.
On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. In addition, two of the Company's subsidiaries, Orient BioResource Center, Inc. ("OBRC") and Envigo Global Services, Inc., companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, have received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S. The Company understands that one of the Cambodian government officials is currently scheduled to be tried by the USAO-SDFL in March 2024. The indictment further jeopardized the already constrained domestic supply of these critical animal models.
The limited NHP supply initially brought on by halting of Chinese exports and exacerbated by the events in Cambodia also resulted in an increase in the cost of these animals during fiscal year 2023, which could limit the ability of small innovator companies to fund the initial safety evaluation of new product candidates.
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
Increase in Potential New Drug Candidates

The time and cost required to develop a new drug or device candidate have generally increased. Many small and virtual pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of the new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs. Looking to the future, as we continue to explore how we can better support our customers, and their development of novel medicines going forward, we have embarked on a program to standardize the capture of data generated in discovery, safety, and clinical studies. The goal of this program is to structure our data in a way that, in the future, may allow an AI approach to integrate them to find correlations between discovery and safety data, and clinical outcomes that can innovate and accelerate our translational medicine offering.

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

Alliances
Strategic alliances allow pharmaceutical companies to share research know-how and to develop and market new drugs faster in more diverse, global markets. We believe that such alliances will lead to a greater number of potential drugs in testing, many under study by small and virtual companies lacking broad internal resources to conduct such testing. These small and virtual companies can seek to add shareholder value by further developing new products through outsourcing, reducing risk for potential allies. Clients seek realistic business partnerships with their service provider in an effort to ensure that costs are controlled and scientific continuity is maintained as their development programs progress. We have long-standing business relationships with many pharmaceutical companies, continue to offer flexible services and aim to adapt to our clients’ requirements.
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
Our Solution
We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our clients maximize the return on their research and development investments. We have focused on stabilizing critical supply chain issues particularly related to research models. We believe our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from almost 50 years of operation, and in recent years, we have added to our CRO service offerings through expansion of current facilities, acquisitions and startup initiatives to build new service offerings internally.
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

Our issued patents are protected for durations ranging from October of 2031 to February of 2034. We also hold various U.S. registered copyrights. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the components in our diets and bedding products.

Information about our Executive Officers

Below are the names, ages and positions of each of our current executive officers.

Robert W. Leasure, Jr., age 64, joined the Company as President and Chief Executive Officer on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and current growth, well situate him for his role as President and Chief Executive Officer and as a director. Mr. Leasure’s current term on the board expires at the 2025 Annual Meeting of Shareholders.

John E. Sagartz, DVM, Ph.D., DACVP, age 57, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined Inotiv’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the Missouri Biotechnology Association. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director. Dr. Sagartz’s current term on the board expires at the 2024 Annual Meeting of Shareholders.

Beth A. Taylor, age 58, joined the Company as Chief Financial Officer on March 9, 2020. Prior to joining the Company, Ms. Taylor held financial positions of Vice President of Finance and Chief Accounting Officer at Endocyte, Inc., a biopharmaceutical company, from 2011-2019, VP of Finance and Corporate Controller at Author Solutions, Inc., Harlan Laboratories, Inc. and Republic Airways Holdings and Finance Director at Rolls-Royce Corporation. Ms. Taylor started her career in audit assurance with Deloitte and received a B.S. in Accounting from Kelley School of Business, Indiana University in Bloomington, Indiana.

Brennan Freeman, age 36, joined the Company as Corporate Controller on July 12, 2021. On October 25, 2022, the Board of Directors appointed Mr. Freeman as Vice President – Finance and Corporate Controller of the Company. Mr. Freeman also serves as the Company’s principal accounting officer. Mr. Freeman began his career at Ernst & Young LLP, where he held various positions, including most recently as Manager – Global Life Sciences Assurance Resident from July 2018 to September 2018, Senior Manager – Global Life Sciences Assurance Resident from October 2018 – June 2020 and Senior Manager – Assurance Services from July 2020 – July 2021 and received a Bachelor of Science in Business, majoring in Finance & Accounting from Indiana University/Purdue University Indianapolis, Indiana

Jeff Krupp, age 52, joined the Company as Senior Vice President, Human Resources, on March 28, 2022. Mr. Krupp was appointed Chief Human Resources Officer of the Company effective January 17, 2023. Prior to his tenure with the Company, Mr. Krupp served as Vice President, Human Resources at Dover Corporation, a diversified global manufacturer, from 2021 to 2022. From 2012 to 2018, he held pivotal senior-level roles at Wabash National Corporation, including Vice President, Talent Management; Vice President, Human Resources & Global Manufacturing; and Vice President, Human Resources. Mr. Krupp's extensive career in Human Resources spans over two decades, also encompassing significant roles at Masco Corporation as Director, Human Resources, from 2007 to 2012, and at Commercial Vehicle Group, from 2002 to 2007, in the same capacity. He embarked on his 25-year journey in Human Resources with Magna International in 1998. Mr. Krupp holds a Master of Business Administration degree from Anderson University and a Bachelor of Science degree from Tennessee Wesleyan University.

John Gregory Beattie, age 57, joined the Company in February 2021 as the Chief Operating Officer. Prior to joining the Company, Mr. Beattie held Corporate Vice President positions at Charles River Laboratories, a contract research organization, where he led business units within all three of their segments. In these roles, Mr. Beattie was responsible for driving operational performance. Mr. Beattie holds a Bachelor of Science degree in Biology from McGill University and a Master of Science degree in Experimental Health Sciences from Université du Quebéc, and graduated from the Kellogg Management Institute program at Northwestern University.

Michael Garrett, age 56, joined the Company as Chief Commercial Officer upon the closing of the Envigo acquisition on November 5, 2021. Mr. Garrett served as Senior Vice President of Commercial for Envigo since June 2019, having joined the company in 2018 as Head of New Service Development. Prior to joining Envigo, he was Vice President of Commercial for MPI Research, a non-clinical contract research organization. From 2008 to 2016, he was Senior Director of Marketing and Strategy for the Life Science Services business (BioReliance) of MilliporeSigma (Merck KGaA). He has been in the life sciences industry for 30 years, having held leadership positions in Sales, Marketing and Strategic Planning at BioReliance (Merck KGaA), Serologicals Corp. (Millipore), and Life Technologies. Mr. Garrett has a Masters in Experimental Pathology from the University of Washington (Seattle) and a Bachelor of Science degree from Duke University.

Andrea Castetter, age 46, joined the Company as Senior Vice President - General Counsel and Corporate Secretary on October 23, 2023. Prior to joining Inotiv, Ms. Castetter served most recently as Associate Vice President, Chief Operating Officer - Legal for Eli Lilly and Company, a global pharmaceutical company, and in other progressive roles with Eli Lilly and Company for 23 years, including as Assistant General Counsel-Information Technology, Information Security, Cybersecurity, Privacy, and Insider Threat; Patent Counsel; and Biologist. Ms. Castetter received her Juris Doctor degree from Indiana University Robert H. McKinney School of Law, and her Bachelor of Science degree from Butler University.

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
•our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC;
•announcements of investor conferences and events at which our executives talk about our company and competitive strategies;
•press releases on quarterly earnings, product and services announcements, legal developments and other material news that we may post from time to time;
•corporate governance information, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation Committee, and Nominating/Corporate Governance Committee, and other governance-related policies;
•shareholder services information, including ways to contact our transfer agent; and
•opportunities to subscribe to investor email alerts.
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

Risks Related to NHP Supply

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on the importation of NHPs from suppliers located outside the U.S., particularly from communist countries in Southeast Asia, legal issues related to these suppliers, and any inability to diversify our suppliers located outside the U.S.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. and difficulties in being able to diversify our suppliers located outside the U.S. China exited the NHP exportation market in 2020 during the COVID-19 pandemic, and has repeatedly stated that it strategically intends to dominate, amongst other things, worldwide biomedical research. As such, their demand for NHPs has shifted a previously exported supply to their domestic use. Legal matters affecting the Cambodian supply of NHPs , including those arising as a result of the USAO-SDFL criminally charging employees of our principal supplier of NHPs, along with two Cambodian government officials has further exacerbated an already constrained NHP supply for U.S. research. The Company understands that one of the Cambodian government officials is currently scheduled to be tried by the USAO-SDFL in March 2024. The allegations contained in that indictment also led us to refrain from selling or delivering any of the Cambodian NHPs we held in the U.S. until we could evaluate what additionally could be done to confirm that the NHPs in inventory from Cambodia could be reasonably determined to be purpose-bred. The decision to refrain from selling or delivering the Cambodian NHPs had a material adverse effect on our liquidity. In order to address the material adverse effect, we entered into an amendment to our credit facility.

While we are seeking to diversify our suppliers located outside the U.S., the number of NHP suppliers is limited, and we may not be successful in doing so. If we are unable to obtain NHPs in sufficient quantities of the required species or in a timely manner to meet the needs of our clients, if the price of NHPs that are available increases significantly, or if we are unable to ship the NHPs in our possession to our clients because of governmental restrictions or limitations, our business, particularly in our RMS segment, will be materially adversely affected.

In addition, overall supply constraints with respect to NHPs has led to an extremely dynamic pricing environment for NHPs, which has, and could continue to, make it difficult to predict results, lead to reduced volumes, and require us to adjust operations. Further, during fiscal 2023, the volume of NHPs we sold to third parties was significantly lower than in fiscal 2022.

Risks Related to Regulation and Legal Matters

We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in legal proceedings related to various matters, including employment and securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 16 - Contingencies to our consolidated financial statements contained in Part II, Item 8, a putative securities class action and derivative securities lawsuits have been filed against the Company and certain officers and directors, alleging violations of the Exchange Act related to the Company’s disclosures concerning its acquisitions of Envigo and OBRC and their regulatory compliance.

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

We are subject to periodic inspections by regulatory authorities, including the FDA, the USDA and the U.S. Fish and Wildlife Service. As part of these inspections, the regulatory authorities seek to determine whether our facilities, operations and animal research model importation practices comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. Envigo’s Cumberland, VA facility, which was closed as of September 30, 2022, had been the subject of inspections by the USDA, a search and seizure warrant executed by the U.S. Department of Justice (the “DOJ”) and federal and state law enforcement agents. Further, certain employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia, and the Company has received additional subpoenas related to this matter. For further information on these and other actions, see Note 16 - Contingencies to the consolidated financial statements contained in Part II, Item 8.

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

We are subject to a variety of federal, state, local and foreign environmental laws, regulations, initiatives and permits that govern, among other things: the emission and discharge of materials, including greenhouse gases, in air, land and water; the remediation of soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of regulated materials and wastes, including biomedical and radioactive wastes; and health and safety. Failure to comply with these laws, regulations or permits could result in fines or sanctions, obligations to investigate or remediate existing or potential contamination, third-party property damage claims, personal injury claims, natural resource damages claims or modification or revocation of operating permits and may lead to temporary or permanent business interruptions. Pursuant to certain environmental laws, we may be held strictly, and under certain circumstances jointly and severally, liable for costs of investigation and remediation of contaminated sites which we currently own or operate, or sites we or our predecessors have owned or operated in the past. Further, we could be held liable at sites where we have sent waste for disposal.

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

Any failure by us to comply with existing regulations could harm our reputation and operating results, and requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. The issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations could materially and adversely affect our business and financial performance. Furthermore, the cost to comply with new federal or state legislature may adversely affect our operating results.

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

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

U.S. Department of Health and Human Services regulations under the HIPAA demand compliance with patient privacy and confidentiality requirements. We are also subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, location, disposal and protection of health-related and other personal information. In addition to U.S. federal laws and regulations, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving as countries continue to adopt privacy and data security laws that may apply to us, both because our operations are located in those countries and/or because we provide services to customers in those countries. The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with U.S. and international data protection laws and regulations, and the disclosure of any data or related breach, could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

Risks Related to our Financial Activities
We have experienced periods of losses and financial insecurity.
Throughout our history we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance various acquisitions and expand certain facilities, we have significantly increased our leverage. Sustained losses may result in our inability to service our financial obligations as they come due, including the additional indebtedness we have incurred to support our growth initiatives, or to meaningfully invest in our business.
We have incurred significant additional indebtedness during recent periods, which may impair our ability to raise further capital or impact our ability to service our debt.
We have incurred significant additional indebtedness during recent periods. Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders.
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

Our obligations under the Credit Agreement are secured by all assets (other than certain excluded assets) of the Company and each of the subsidiary guarantors.

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

Our failure to comply with the terms of our Credit Agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under our Credit Agreement, all amounts outstanding under that agreement could be due and payable immediately, which may have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our Credit Agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties, including those arising as a result of the USAO-SDFL criminally charging employees of the principal supplier of non-human primates to the Company, along with two Cambodian government officials, may impact our ability to comply with our obligations under the Credit Agreement.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2023 and 2022 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2023 and 2022:

•Management did not design and maintain effective controls over information technology general controls (ITGCs) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023; and

•Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023.

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
One client related to the RMS segment accounted for approximately 22.0% and 28.2% of our total revenue during fiscal years 2023 and 2022, respectively. Five clients of the DSA segment in the aggregate accounted for approximately 5.4% and 7.2% of our total revenue during fiscal years 2023 and 2022, respectively. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single client may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are meaningfully dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client’s ability to stay in business or otherwise to make timely payments to us.
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
The CRO industry has experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. Offshore CROs have provided increasing competitive pressures.
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
Most of our contracts for CRO services are terminable by the client upon 30 days’ notice and these clients terminate or delay their contracts for a variety of reasons. Further, in general, our clients order research models on an as-needed basis. The size and frequency of those orders can be reduced or eliminated with little or no notice.
Client contracts and orders may be negatively impacted for various reasons, including:
•products being tested fail to satisfy safety requirements;
•products having undesired clinical results;
•the client deciding to forego a particular study;
•inability to enroll enough patients in the study;
•inability to recruit enough investigators;
•loss of funding for the particular research study or program;
•production problems causing shortages of the drug;
•inability to secure research models relevant to the studies; and
•actions by regulatory authorities.
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
Any significant disease outbreak has the potential to harm our reputation or have a material adverse effect on our financial condition, results of operations, and cash flows. There is also the risk that disease from research models we produce may affect our clients’ facilities and may result in an affected client requesting compensation for damages.
While we endeavor to include provisions in our sale and supply contracts which entitle us to be indemnified or entitle us to a limitation of liability, these provisions do not uniformly protect us against liability arising from certain of our own actions, such as negligence or misconduct. Moreover, in certain circumstances, we may agree to use contracts drafted by our clients, which may not contain clauses that indemnify us or limit our liability. We could be materially adversely affected if we were required to pay damages or bear the costs of defending any claim which is not covered by a contractual indemnification provision or in the event that a party who must indemnify us does not fulfill its indemnification obligations or which is beyond the level of our insurance coverage or for which insurance coverage is not available. There can be no assurance that we will be able to maintain insurance coverage on terms acceptable to us.
Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
We experienced significant growth in a short period of time, including as a result of the Envigo acquisition. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our products and services may be adversely impacted if we do not integrate and manage our growth effectively, or if we fail to appropriately coordinate across our organization.
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
For many years, groups within the scientific and research communities have attempted to develop models, methods and systems that would replace or supplement the use of living animals as test subjects in biomedical research. In addition, technological improvements to existing or new processes, such as imaging and biomarker technology, could result in a refinement in the number of animal research models necessary to conduct the required research. Alternative research methods could decrease the need for research models, and we may not be able to develop new products effectively or in a timely manner to replace any lost sales. In addition, other companies or entities may develop research models with characteristics different than the ones that we produce, and which may be viewed as more desirable by our clients.
Our non-U.S. locations account for a significant percentage of our revenues, exposing us to risks associated with operating internationally.
During the fiscal years ended September 30, 2023 and 2022, 15.7% and 13.8%, respectively, of our revenues were generated by our facilities outside the U.S. As a result of these sales from foreign entities and facilities located outside the U.S., our operations are subject to a variety of risks unique to international operations, including the following:
•exposure to local economic conditions;
•currency exchange rate and interest rate fluctuations;
•differences and changes in tax laws;
•potential restrictions on the transfer of funds;
•differences in regulatory requirements;
•exposure to liabilities under the U.S. Foreign Corrupt Practices Act or the U.K. Antibribery Act;
•government imposed investment and other restrictions or requirements;
•failure to comply with new and evolving regulations, including privacy and security laws
•exposure to local social unrest, including any resulting acts of war, terrorism or similar events;
•exposure to local public health issues and the resulting impact on economic and political conditions;
•difficulty enforcing agreements and collecting receivables through certain legal systems;
•more expansive legal rights of employees, including specifically those applicable to our European operations;
•variations in protection of intellectual property and other legal rights; and

•export and import and trade restrictions (such as antidumping duties, tariffs or embargoes).
Some of our clients and contracts depend on government funding of research and development and a reduction in that funding may adversely affect our business.
A significant portion of sales are derived from clients at academic institutions and research laboratories whose funding is partially dependent on funding from government sources, including the NIH and U.K./E.U. equivalents. Such funding can be difficult to forecast as it may be subject to the political process. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. There can be no certainty that government research funding that is approved will be directed towards projects and studies that require use of our products and services. A reduction in government funding for the NIH or other government research agencies could adversely affect our business and our financial results.
Risks Related to our Acquisition and Optimization Activities
We have and may further expand our business through acquisitions, which exposes us to various risks. Our due diligence of our past or future acquisitions may not have identified all pertinent risks, or the full magnitude of such risks, which could materially affect our business, financial condition, liquidity and results of operations.
We have completed several acquisitions and from time to time review other acquisition candidates. Factors which may affect our ability to effectively pursue acquisition targets or to grow successfully through completed acquisitions, including our recent acquisitions, include:
•The inability of the Company to obtain financing for the acquisition of targets;
•Difficulties and expenses in connection with integrating acquired companies and achieving expected benefits, including as related to the integration of departments, accounting and other systems, technologies, books and records and procedures;
•Diversion of management’s attention from daily operations to various integration activities;
•The potential for disruption of prior operations and plans;
•The risk that acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage ownership of our existing stockholders;
•The possibility that we may be adversely affected by risks facing the acquired companies, including potential losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the sellers;
•Risks associated with the assimilation and retention of employees, including key employees;
•The potential loss of, or adverse effects on, existing business relationships the acquired business has with suppliers and clients;
•The potential need to address relevant internal control over financial reporting and disclosure control and procedures matters;
•Possible deficiencies in operational processes and procedures;
•Risks associated with carrying a relatively significant level of debt; and
•The ability of our management team to manage expanded operations to meet operational and financial expectations.

Our operating results or financial condition also may be adversely impacted by (i) claims or liabilities related to the acquired companies’ businesses including, among others, claims from U.S. regulatory or other governmental agencies, such as those related to OBRC and Envigo, terminated employees, current or former clients or business partners, or other third parties; (ii) pre-existing contractual relationships of the acquired companies that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business; (iii) unfavorable accounting treatment as a result of the acquired companies' practices; and (iv) intellectual property claims or disputes.

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

As part of our merger and acquisition due diligence, we utilize information provided by relevant sellers. As is true with any merger and acquisition transaction, we may not be aware of all liabilities, or the full magnitude of liabilities, of the acquired business at the time of acquisition. Potential incremental liabilities and additional risks and uncertainties related to our recent or future acquisitions not known or fully appreciated by us could negatively and materially impact our future business, financial condition and results of operations. For example, there are a number of investigations, lawsuits, claims and other matters described in Note 16 – Contingencies that relate to the businesses and operations we acquired through the acquisitions of Envigo, OBRC and others.
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
The Company may fail to realize anticipated strategic and financial benefits from acquisitions, related integrations and our site optimization strategy.
We may not realize all of the anticipated benefits of our business acquisitions. These acquisitions may not further our business strategy as we expect, we may fail to successfully integrate the acquired operations as planned or to realize the synergies and other benefits we expected from the acquisitions, we may experience unexpected adverse impacts on the acquired businesses, or we may otherwise not realize the expected return on our investments, any of which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of the acquisitions, including intangible assets and goodwill. We may have difficulties managing the acquired businesses or retaining key personnel of the acquired companies.
In addition, during recent periods, we have undertaken restructuring and site optimization initiatives, designed to allow us to reduce overhead and create efficiencies through scale. We are also currently working to take in-house the North American transportation services previously provided by a third party. These initiatives present significant risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing these initiatives, asset impairments and management distraction. If we fail to achieve some or all of the expected benefits of these initiatives, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

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
Fluctuations in the research and development budgets of researchers and their organizations has, had and could continue to have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. Our ability to continue to grow and win new business depends in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. If companies in these industries were to reduce the number or scope of research and development projects they conduct or outsource, our business could be materially adversely affected. We believe this occurred to some extent is fiscal year 2023 and could continue.
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
Products and services of the type we provide are required for the registration of pharmaceutical products under regulatory auspices in the United States, Europe and other countries. Many CROs, animal breeders, biopharmaceutical companies and other research organizations have been targeted by animal rights activists that oppose all testing on animals, for whatever purpose, including the animal testing activities in support of safety and efficacy testing for drug development. These groups, which include groups directed at the industry and us, have publicly stated that the goal of their campaign is to stop animal testing. Acts of vandalism and other acts by animal rights activists who object to the use of animals in product development could have a material adverse effect on our business. These groups have historically targeted CROs, animal breeders, academic institutions and biopharmaceutical companies, but also third parties that do business with those organizations, including clients, suppliers, advisors, financial advisors, lenders and investors.
Risks Related to Technology and Cybersecurity
We are at risk of cyber-attacks or other security breaches that could compromise sensitive business information, undermine our ability to operate effectively and expose us to liability, which could cause our business and reputation to suffer.
Cyber-attacks or security breaches could compromise confidential information of ours, our employees and our clients, cause a disruption in our operations, harm our reputation and expose us to liability, which in turn could negatively impact our business and the value of our common shares. As a routine element of our business, we collect, analyze, and retain substantial amounts of data pertaining to the clinical and non-clinical studies we conduct for our clients. We also maintain other sensitive client information, information regarding intellectual property related to certain of our products and other business-critical information, including personally identifiable information of our employees. Our employees, some of whom have access to such information, have and will likely continue to receive “phishing” e-mails intended to trick recipients into surrendering their usernames and passwords and/or inadvertently installing malicious software onto their computers or networks they are connected to. We cannot completely protect against the possibility that sensitive information may be accessed, publicly disclosed, lost or stolen, via phishing attempts or other circumstances.
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
We operate large and complex computer systems that contain significant amounts of client data. Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders, product shipments and day-to-day management of our business and could result in the corruption or loss of data. While we have disaster recovery plans in place for our operations, they might not adequately protect us. Damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services, which may not be available on terms favorable to us or on a timely basis, and could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could harm our business. Finally, long-term disruptions in our computer and communications infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Our property and business interruption insurance coverage might not be adequate to compensate us for all losses that may occur.
Risks Related to Health Emergencies
Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies.
Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may continue to be adversely affected by pandemics, epidemics or other public health emergencies. Such health emergencies can result in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.
The outbreak of public health emergencies and preventive or protective actions taken by governmental authorities may continue to have a material adverse effect on our and our clients’ and suppliers’ respective operations, including with respect to the potential for business shutdowns or disruptions. The extent to which these health emergencies may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the emergency and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows. Even after public health emergencies have subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression and demand for our products and services. Additionally, concerns over the economic impact of public health emergencies have caused extreme volatility in financial and other capital markets which has and may in the future adversely impact our stock price and our ability to access capital markets including to refinance existing obligations. To the extent public health emergencies adversely affect our business and financial results, they may also have the effect of exacerbating many of the other risks described herein or other risks not presently known to us or that we currently deem immaterial.
Risks Related to Share Ownership
Our share price could continue to be volatile and our trading volume may fluctuate substantially.
The market price of our common shares has historically been and might continue to be volatile. Many factors may have a significant impact on the future price of our common shares, including:
•our failure to successfully implement our business objectives;
•our businesses, operations, results and prospects;
•changes in revenue or earnings estimates, or changes in recommendations by equity research analysts;
•compliance with ongoing regulatory requirements;
•market acceptance of our products;
•technological innovations, new commercial products or drug discovery efforts and preclinical and clinical activities by us or our competitors;
•changes in government regulations, taxes, legal proceedings and other developments;
•inspections, investigations and enforcement actions by regulatory authorities against us or our principal suppliers;
•negative information related to, or adverse regulatory or other actions against us or our principal suppliers;
•pandemics, epidemics or other public health emergencies, such as COVID-19;
•general economic conditions, including changes in interest rates, and other external factors;
•actual or anticipated fluctuations in our quarterly financial and operating results and those of our competitors;
•announcements concerning us or our competitors;
•market conditions in CRO or research model industries;
•additions or departures of key management personnel;
•future mergers and strategic alliances;
•investor sentiment toward the stock of animal breeding companies;
•maintenance of acceptable credit ratings or credit quality;
•ability to fund future growth;
•the degree of trading liquidity in our common shares; and
•our ability to meet the minimum standards required for remaining listed on The Nasdaq Capital Market.
Factors which may impact the price of our common shares include influences beyond our control, such as market conditions and changes in the pharmaceutical and biotechnology industries we serve. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has experienced periods of significant price and volume fluctuations, including as a result of recent increases in interest rates and inflation. Volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common shares.
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
As of November 30, 2023, our executive officers, directors and 5% shareholders beneficially owned approximately 10.3% of our outstanding shares of capital stock. In addition, as of November 30, 2023, our executive officers and directors held options to purchase an aggregate of 360,908 of our common shares at a weighted-average exercise price of $6.38 per share and an aggregate of 723,515 unvested restricted stock units. Therefore, these shareholders will have the ability to influence us through this ownership position. The interests of this group of shareholders may not coincide with the interests of other shareholders.
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
Our Second Amended and Restated Articles of Incorporation and Third Amended and Restated Bylaws contain provisions that may delay or prevent a change in control, discourage bids at a premium over the market price of our common shares, harm the market price of our common shares, and diminish the voting and other rights of the holders of our common shares. These provisions include:
•dividing our board of directors into three classes serving staggered three-year terms;
•authorizing our board of directors to issue preferred stock and additional common shares without shareholder approval;
•requiring one or more written demands signed and dated by holders of at least 25% of all the votes entitled to be cast on any issue proposed to be considered at a special meeting for shareholders to call a special meeting;
•prohibiting our shareholders from amending our Bylaws; and
•requiring advance notice for nominating directors at shareholders’ meetings.
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
Nasdaq requires listed issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our shareholders:
•the liquidity of our common shares;
•the market price of our common shares;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common shares;
•the number of market makers in our common shares;
•the availability of information concerning the trading prices and volume of our common shares; and
•the number of broker-dealers willing to execute trades in our common shares.
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
Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, the continuing effects of the COVID-19 pandemic, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.
ITEM 1B – UNRESOLVED STAFF COMMENTS
There are no unresolved comments to be reported in response to Item 1B.
ITEM 2 – PROPERTIES
We have 23 operational sites and two administrative buildings, which are comprised of approximately 60 different owned or leased facilities across four countries. The facilities are in the U.K. and Europe (approximately 18%) and in the US (approximately 82%). Our corporate headquarters is in West Lafayette, Indiana. We have one manufacturing location in Wisconsin and we maintain sales and administrative offices in the U.S. and in the U.K. Additionally, we have one facility in France that is closed and was held for sale as of September 30, 2023 and continues to be held for sale.
We believe that our facilities are adequate for our current operations and that suitable additional space will be available if and when needed, including to the extent necessary to expand operations.
Pursuant to the Credit Agreement, all owned properties are provided as collateral.
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
Shareholders
As of November 30, 2023, there were 429 shareholders of record of our common shares. The number of shareholders of record is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
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

Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
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
Business Overview
Inotiv is a leading contract research organization ("CRO") dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services enable the discovery and development of new drugs and medical devices and facilitate better understanding of disease biology, all while focusing on increasing efficiency, improving data and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
During recent periods, we have undertaken significant internal and external growth initiatives, as well as site optimization initiatives. Our growth initiatives include acquisitions and related integrations, expansion of existing capacity and services, and startup of new services. Prior to fiscal year 2022, our growth initiatives focused on discovery and safety assessment services, and, as a result of our strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”). In addition to the growth initiatives described above, we have also undertaken site optimization initiatives through site closures and consolidation in the U.S. and Europe as further described below.
DSA
During the twelve months ended September 30, 2022, we continued building Inotiv into a comprehensive provider of preclinical drug discovery and safety assessment services through our strategic acquisitions of Plato BioPharma, Inc. (“Plato”), Integrated Laboratory Systems, LLC (“ILS”), Histion, LLC (“Histion”), Protypia, Inc. (“Protypia”) and our collaboration with Synexa Life Sciences. Plato brought us important new in vivo pharmacology capabilities, ILS complemented our BioReliance® genetic toxicology assets and accelerated the buildout of our genetic toxicology offerings as well as expanded our general rodent toxicology capacity. In addition, ILS allowed us to provide a computational toxicology service to provide predictive toxicology assessments. Histion accelerated our development and growth into the highly-specialized plastics and medical device histopathology business and Protypia enhanced our ability to support clients in the development of safe and effective medicines, particularly in the areas of immuno-oncology and cell and gene therapy by bringing bioanalytical capability to solid tissue specimens. The partnership with Synexa Life Sciences enhanced our large molecule bioanalysis and biomarker platform.

During the twelve months ended September 30, 2023, our focus for our business within the DSA segment revolved around maximizing the integration of service offerings from the aforementioned acquisitions and continuing to build out additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing. These included our Boulder, Colorado, facility expansion, which was completed in December 2022, the opening of our Kalamazoo, Michigan, pathology site in January 2023, and the buildout of our Rockville, Maryland, site, which is now operational with GLP biotherapeutics analytical and genetic toxicology capabilities. Furthermore, the expansion activities at Fort Collins, Colorado, were completed by the end of October 2023 and the expanded site is completing the validation of the facility and equipment and plans to be operational early in the second quarter of fiscal 2024. Additionally, we announced the expansion of our safety pharmacology offering with the validation and verification of a cardiopulmonary telemetry study model in cynomolgus macaques. Offered through our DSA business, telemetry allows for the continuous observation of ECG, respiratory rate and volume, blood pressure and other cardiovascular parameters during preclinical safety studies. Additional new service offerings that we are building internally include: mechanistic pharmacology and toxicology, safety pharmacology; juvenile toxicology; SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology.
RMS
During the twelve months ended September 30, 2022 and following the Envigo acquisition, we took steps to leverage our existing RMS capacity with the acquisition of Robinson Services Inc.’s (“RSI”) rabbit breeding business and we acquired Orient BioResource Center, Inc. (“OBRC”), which provided access to additional non-human primate facilities. In addition to two sites that Envigo announced closing prior to our acquisition of Envigo, we announced in June 2022 that we were closing a purpose-bred canine facility in Cumberland, Virginia and a rodent breeding facility in Dublin, Virginia as part of restructuring activities. The rodent breeding operations were consolidated into an existing, recently renovated site. The Cumberland facility closure was completed in September 2022 and the Dublin facility closure was completed in November 2022.
During the twelve months ended September 30, 2023, our focus for our business within the RMS segment included navigating the global NHP market and executing on our site optimization plans. On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021, (the "November 16, 2022 event"). Also, as previously disclosed, two of the Company's subsidiaries, OBRC and Envigo, have received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S.
The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time of the November 16, 2022 event, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping a amount of Cambodian NHPs beginning in January 2023. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports.
Since the November 16, 2022 event, we have focused on working with our suppliers and developing a long-term solution to establish procedures we can be comfortable assuring ourselves and our customers we only provide purpose-bred NHPs from Cambodia. We have scientists inside and outside our organization working towards establishing new testing procedures for importing purpose-bred Cambodian NHPs and meeting the needs of drug discovery and development in the US. In the meantime, we continued to import from countries outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. During fiscal 2023, the volume of NHPs we sold to our RMS clients was significantly lower than in fiscal 2022. While the lower volume was offset by an increase in the average selling price of NHPs, the average selling price of NHPs in the fourth quarter of fiscal 2023 was the lowest quarterly increase compared to each of the first three quarters of fiscal 2023.

During the first quarter of fiscal year 2023, we announced additional site consolidation plans in the U.S. and our intent to consult with employee representatives for a proposed consolidation of certain European and U.K. sites. Our site optimization plans are intended to allow us to reduce overhead and create efficiencies through scale. During fiscal 2023, we completed all planned fiscal year 2023 consolidations and closures and sold our Israeli businesses. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is expected to be complete by the end of March 2024. During the fourth quarter of fiscal year 2023, we made the decision to close our Spain facility. The exit of the Spain facility was complete as of September 30, 2023 and we sold the Spain facility in November 2023. Refer to Note 11 – Restructuring and Assets Held for Sale to our consolidated financial statements contained in Part II, Item 8 for more information related to the site consolidation plans.

Over the last year, we have continued to improve our infrastructure and worked to optimize our operating platform to support future growth. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build.
Highlights during Twelve Months Ended September 30, 2023
•Revenue grew to $572.4 million in the twelve months ended September 30, 2023 from $547.7 million during the twelve months ended September 30, 2022, driven by a $19.8 million, or 12.0%, increase in DSA revenue and a $4.9 million, or 1.3%, increase in RMS revenue.
•Consolidated net loss for the twelve months ended September 30, 2023 was $(104.9) million, or (18.3)% of total revenue, compared to consolidated net loss of $(337.3) million, or (61.6)% of total revenue, in the twelve months ended September 30, 2022. The fiscal 2023 consolidated net loss included a $66.4 million non-cash goodwill impairment charge related to our RMS segment. The fiscal 2022 consolidated net loss included a $236.0 million non-cash goodwill impairment charge related to our RMS segment and a charge of $56.7 million of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021 and $23.0 million of post-combination, non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan.
•Net book-to-bill ratio for the twelve months ended September 30, 2023 was 0.92x for the DSA services business.
•DSA backlog was $132.1 million as of September 30, 2023, down from $147.2 million at September 30, 2022.
•The Company previously announced several site optimization initiatives which it was able to complete as planned as of September 30, 2023. The Company continues to execute on its site optimization plan for its Blackthorn, UK site. The relocation of operating activities from Blackthorn into its Hillcrest, UK site is expected to be completed by the end of March 2024.
Segment Overview
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
Through our RMS segment, we offer access to a wide range of high-quality small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and have access to innovative genetically engineered models and services solutions. We have long-standing relationships with our principal clients, which include biopharmaceutical companies, contract research organizations, and academic and government organizations.
Overview of Financial Information
Revenue for the fiscal year ended September 30, 2023, increased to $572.4 million from $547.7 million in the fiscal year ended September 30, 2022, driven by a $19.8 million, or 12.0%, increase in DSA revenue and a $4.9 million, or 1.3%, increase in RMS revenue.
During the fiscal year ended September 30, 2023, operating loss decreased to $(81.5) million from $(263.5) million in the fiscal year ended September 30, 2022, most significantly driven by a reduction in non-cash goodwill impairment charges of

$169.6 million related to our RMS segment and a reduction of $23.0 million of post-combination, non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan recognized in connection with the Envigo acquisition.
Net loss attributable to common shareholders in fiscal year 2023 decreased to $(105.1) million from $(337.0) million in fiscal year 2022 due to the decrease in operating loss described above, as well as a decrease in other expense of $56.7 million related to the fair value remeasurement on the embedded derivative component of the convertible notes issued in September 2021.
During fiscal year 2023, our cash flows provided by operations were $27.9 million compared to $(5.2) million of cash flows used in operations in fiscal year 2022. Refer to "Liquidity and Capital Resources" below for analysis of changes.
As of September 30, 2023, the Company had $35.5 million in cash and cash equivalents. Total debt, net of debt issuance costs, as of September 30, 2023 was $377.7 million. We were in compliance with our debt covenants as of September 30, 2023.
Results of Operations
Twelve Months Ended September 30, 2023 Compared to Twelve Months Ended September 30, 2022
DSA

(in millions, except percentages)	Twelve Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$185.1	$165.3	$19.8	12.0%
Cost of revenue [1]	(120.7)	(105.9)	(14.8)	14.0%
Operating expenses [2]	(42.1)	(30.9)	(11.2)	36.2%
Amortization of intangible assets	(7.1)	(6.2)	(0.9)	14.5%
Operating income [3]	$15.2	$22.3	$(7.1)	(31.8)%
Operating income % of total revenue	2.7%	4.1%
Operating income % of segment revenue	8.2%	13.5%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Table may not foot due to rounding
For the twelve months ended September 30, 2023, DSA revenue was $185.1 million compared to $165.3 million for the twelve months ended September 30, 2022, representing an increase of $19.8 million, or 12.0%. The increase in DSA revenue was primarily driven by additional revenue during the twelve months ended September 30, 2023, generated from Integrated Laboratory Systems that was acquired in January 2022, plus new services related to genetic toxicology and pricing increases in general toxicology services. These increases in DSA service revenue were partially offset by decreases in our discovery services revenue, primarily related to the decline in overall biotech funding in the market.
In the fiscal year ended September 30, 2023, we continued to experience study cancellations in our DSA segment due primarily to certain compounds, not yet available for testing, and delayed studies as a result of our clients' re-prioritization of research and development spend and lack of funding. When contracts are terminated, we are generally able to recover, at a minimum, our invested costs. Despite an increased trend in cancellations over the past two years, our flexibility and expanded service offerings have enabled us to eventually replace most of the cancelled or postponed studies with studies from other clients.
DSA operating income decreased by $7.1 million, or 31.8%, driven by an increase in depreciation and amortization expense, an increase in bad debt expense, an increase in start-up costs primarily related to our Rockville facility, an increase in selling expenses in connection with increased revenues and an increase in compensation expense. These increases in DSA operating expenses were partially offset by the increased revenue discussed above. As we built up capacity during the first three quarters of 2023, operating income was negatively impacted but we had stronger operating income in the fourth quarter.
RMS

(in millions, except percentages)	Twelve Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue	$387.3	$382.4	$4.9	1.3%
Cost of revenue [1]	(286.3)	(284.6)	(1.7)	0.6%
Operating expenses [2]	(31.9)	(26.4)	(5.5)	20.8%
Amortization of intangible assets	(27.6)	(24.7)	(2.9)	11.7%
Goodwill impairment loss [3]	(66.4)	(236.0)	169.6	(71.9)%
Operating loss [4]	$(24.9)	$(189.3)	$164.4	(86.8)%
Operating loss % of total revenue	(4.4)%	(34.6)%
Operating loss % of segment revenue	(6.4)%	(49.5)%
[1] Cost of revenue excludes amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses
[3] Goodwill impairment losses shown on the consolidated statements of operations only impact the RMS Segment
[4] Table may not foot due to rounding

For the twelve months ended September 30, 2023, RMS revenue was $387.3 million compared to $382.4 million for the twelve months ended September 30, 2022, representing an increase of $4.9 million, or 1.3%. The increase in RMS revenue was due primarily to favorable pricing, particularly for NHPs, partially offset by the negative impact of lower volumes of NHP sales and lower sales of small animal models. Additionally, the increase in RMS revenue was impacted by the timing of contributions from acquisitions. Envigo was acquired on November 5, 2021, RSI was acquired on December 29, 2021, and OBRC was acquired on January 27, 2022.
RMS operating loss was $24.9 million in fiscal year 2023 compared to $189.3 million in fiscal year 2022, a decrease of $164.4 million or 86.8%, primarily driven by a $169.6 million decrease in non-cash goodwill impairment charges. In fiscal year 2022, we recognized a goodwill impairment charge of $236.0 million related to our RMS segment. In the first quarter of fiscal 2023, the Company determined that as a result of the November 16, 2022 event, the uncertainty related to the Company’s ability to import NHPs from Cambodia, and the decrease in its stock price, the carrying value of its goodwill as of December 31, 2022, was required to be quantitatively evaluated. As a result of our impairment assessment for the first quarter in fiscal 2023, we determined that the carrying amount of goodwill attributed to our RMS segment was in excess of its fair value, and therefore we recorded a goodwill impairment loss of $66.4 million within the RMS segment.

The decrease in RMS operating loss due to the increase in revenue and the decrease in the goodwill impairment charge amount was partially offset by a $5.5 million, or 20.8%, increase in operating expenses, which included an increase in selling expenses, primarily due to increased revenue, higher compensation expense and higher legal fees.
Unallocated Corporate

(in millions, except percentages)	Twelve Months Ended September 30,
	2023	2022	$ Change	% Change
Operating loss [1]	$(71.8)	$(96.4)	$24.6	(25.5)%
Operating income % of total revenue	(12.5)%	(17.6)%
[1] Operating loss includes general and administrative and other operating expenses

Unallocated corporate costs consist of selling, general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate costs to $71.8 million in fiscal 2023, compared to $96.4 million in fiscal 2022, was primarily driven by a decrease in stock compensation expense as a result of $23.0 million of post-combination, non-cash stock compensation expense relating to the adoption of the Envigo Equity Plan in fiscal 2022 and a decrease in acquisition expenses as a result of the timing of acquisition activity year-over-year. These decreases in unallocated corporate expenses were partially offset by an increase in compensation and benefits and legal and third party fees.
Other Expense
Other expense decreased by $46.2 million for fiscal year 2023 compared to fiscal year 2022. The decrease was primarily due to the loss of $56.7 million in fiscal year 2022 of fair value remeasurement of the embedded derivative component of the convertible notes issued in September 2021, which did not recur in fiscal 2023. For additional information, see “Capital Resources – Convertible Senior Notes” below. There was also an increase in interest expense of $13.3 million in fiscal year 2023 compared to fiscal year 2022, primarily due to the increased debt balance from the draw of our delayed draw term loan in October 2022 and an increase in interest rates year-over-year.
Income Taxes
Our effective income tax rates for fiscal 2023 and fiscal 2022 were 15.6% and 4.3%, respectively. The benefit recorded for fiscal 2023 and fiscal 2022 was $19.3 million and $15.2 million, respectively. The benefit from income taxes for fiscal year 2023 primarily related to deferred tax benefits on the pre-tax loss, partially offset by the impact on tax expense of certain non-deductible permanent book to tax differences related to goodwill impairment, withholding taxes paid in connection with the sale of the Israeli businesses, an increase in valuation allowances and other permanent items. The benefit from income taxes for fiscal year 2022 primarily related to deferred tax benefits on the pre-tax loss, offset primarily by the impact on tax expense of certain non-deductible permanent book to tax differences related to goodwill impairment, loss on fair value remeasurement of the embedded derivative component of the convertible notes, compensation, and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $104.9 million for the twelve months ended September 30, 2023, as compared to a consolidated net loss of $337.3 million during the twelve months ended September 30, 2022.
Liquidity and Capital Resources
As of September 30, 2023, the Company had cash and cash equivalents of approximately $35.5 million compared to $18.5 million of cash, cash equivalents and restricted cash as of September 30, 2022, an increase of $17.0 million.
The November 16, 2022 event and our decision to refrain from selling or delivering Cambodian NHPs held in the U.S. at that time triggered a material adverse event clause in our Credit Agreement discussed in Note 7 - Debt to our consolidated financial statements contained in Part II, Item 8, resulting in, among other things, a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility and reduced liquidity resulting from the decision to refrain, at that time, from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, we took steps to improve our liquidity, which included negotiating an amendment to our Credit Agreement, which was executed on January 9, 2023, to reinstate our ability to borrow under our revolving credit facility. Without the amendment, we were at risk of not having the revolving credit facility available.
We have taken several additional steps designed to improve our liquidity, including our site optimization strategy which is intended to allow us to reduce overhead and create efficiencies through scale. During the first quarter of fiscal 2023, we completed the closure of our Cumberland and Dublin, Virginia facilities. Also in the first quarter of fiscal 2023, we announced additional site consolidation plans in the U.S. and our intent to consult with employee representatives for a proposed consolidation of certain European and U.K. sites. Prior to the acquisition of Envigo, the Boyertown, Pennsylvania and Haslett, Michigan facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023. We completed the sale of the Boyertown facility as of September 30, 2023. During fiscal 2023, we completed our consultation with employee representatives at the Gannat, France and Blackthorn, U.K. facilities, and the closures of both facilities were approved. The consolidation of operations at

Gannat with the operations in Horst, the Netherlands was completed in June 2023, and the consolidation of the operations at the Blackthorn facility with the operations in Hillcrest, U.K. is expected to be complete by the end of March 2024. The RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. In July 2023, we made the decision to close our Spain facility and completed the exit of that facility prior to September 30, 2023. Additionally, we completed the sale of our Spain facility in November 2023.
In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. As of September 30, 2023, our headcount was approximately 7% lower than it was as of September 30, 2022,. We also took steps to reduce our 2023 budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Furthermore, we executed RMS price increases that began in January 2023. We also have identified and validated new NHP vendors outside of Cambodian to diversify our suppliers and increase our NHP supply. Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, the Company announced that it will be partnering with Vanguard Supply Chain Solutions LLC, the Company’s current provider of transportation services, to enable the in-house integration of Inotiv’s North American transportation operations. By taking direct control of its transportation operations, the Company expects to achieve key efficiencies to strengthen internal operations, improve its outgoing supply chain, and bolster service and scientific continuity for clients.
These targeted initiatives implemented by the Company contributed to cash provided by operations of $27.9 million in fiscal 2023 compared to cash used in operations of $5.2 million in fiscal 2022. Cash provided by operating activities in fiscal 2023 also included a decrease in working capital, more specifically a decrease in inventories and prepaid deposits, as well as a decrease in accounts receivable. These decreases in inventories and prepaid expenses were driven by the timing of prepaid deposits for future NHP shipments, the shipment of NHPs and the collection of cash as it relates to the shipments to clients. The decrease in accounts receivable was due to focused collection efforts executed during the fiscal year, as well as timing of invoicing and cash receipts. Partially offsetting these working capital changes were decreases in accounts payable, accrued expenses and other liabilities and fees invoiced in advance.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants pursuant to its Credit Agreement for at least the next twelve months. The forecasted operating cash flows include the shipping of the remainder of the Company's existing Cambodian NHP inventory. See Note 7 - Debt to our consolidated financial statements contained in Part II, Item 8 for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to source and sell NHPs, its ability to fill its expanded DSA capacity, its ability to generate cash from other operating activities and its ability to manage its forecasted capital expenditures.
Comparative Cash Flow Analysis

As of September 30, 2023, we had cash and cash equivalents of $35.5 million compared to $19.0 million of cash, cash equivalents and restricted cash as of September 30, 2022. As of September 30, 2023, we had no borrowings on our $15.0 million revolving credit facility compared to $15.0 million of borrowings on our revolving credit facility as of September 30, 2022. Information about other debt outstanding as of each date is set forth below under “—Capital Resources.”
Net cash provided by operating activities was $27.9 million for the year ended September 30, 2023, compared to net cash used in operating activities of $5.2 million for the year ended September 30, 2022. Contributing factors to our cash provided by operations for fiscal 2023 were a consolidated net loss of $104.9 million, noncash charges of $66.4 million for goodwill impairment loss, $54.7 million for depreciation and amortization, $7.8 million for stock compensation expense, $6.3 million of non-cash interest and accretion expense, and $17.0 million for changes in operating assets and liabilities, partially offset by a $25.8 million decrease in deferred taxes. Contributing factors to our cash used in operating activities for fiscal 2022 were a consolidated net loss of $337.3 million, noncash charges of $236.0 million for goodwill impairment loss, $56.7 million for loss on fair value remeasurement of embedded derivative, $49.3 million for depreciation and amortization, $24.2 million for stock compensation expense, $10.2 million for amortization of inventory fair value step-up and $5.3 million of non-cash interest and accretion expense, partially offset by a $17.8 million decrease in deferred taxes and $40.3 million for changes in operating assets and liabilities. Refer to the Statements of Cash Flows within this Report for further details of net cash used in operating activities.

Net cash used in investing activities was $28.8 million for the fiscal year ended September 30, 2023 compared to $333.7 million for the fiscal year ended September 30, 2022. Our cash used in investing activities for fiscal 2023 was primarily related to capital expenditures of $27.5 million. Contributing factors to our cash used in investing activities for fiscal 2022 were primarily $297.7 million in cash paid in acquisitions, net of cash acquired, and capital expenditures of $36.3 million.
Capital expenditures in fiscal year 2023 for the DSA segment primarily related to infrastructure, equipment and facility upgrades to provide expanded capacity for our Boulder and Fort Collins facilities and the buildout of our new Rockville facility to support biotherapeutics and genetic toxicology growth. Further, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement site optimizations and enhance animal welfare.
Net cash provided by financing activities was $15.9 million during the fiscal year ended September 30, 2023 compared to $203.2 million during the fiscal year ended September 30, 2022. Contributing factors to financing activities in fiscal 2023 primarily included $35.0 million in borrowings under the delayed draw term loan and $6.0 million in borrowings under the revolving credit facility, partially offset by $21.0 million in payments on the revolving credit facility, $2.1 million in payments on promissory notes and $2.1 million in payments on senior term notes and delayed draw term loans. Contributing factors to financing activities in fiscal 2022 primarily included $240.0 million in borrowings on senior term notes and delayed draw term loans and $34.0 million in borrowings on the revolving credit facility, partially offset by $36.8 million in payments of long-term debt related to the extinguishment of the term loans with First Internet Bank of Indiana, $19.0 million in payments on the revolving credit facility, $10.1 million in payments of debt issuance costs, $2.2 million in payments on promissory notes and $1.8 million in payments on senior term notes and delayed draw term loans.
Capital Resources
Long term debt as of September 30, 2023 and September 30, 2022 is detailed in the table below.

(in millions)	September 30, 2023	September 30, 2022
Seller Note – Bolder BioPath (Related party)	$0.6	$0.8
Seller Note – Preclinical Research Services	$0.5	$0.6
Seller Note – Plato BioPharma	$—	$1.5
Seller Payable - Orient BioResource Center	$3.6	$3.5
Seller Note – Histion (Related party)	$0.2	$0.4
Seller Note – Protypia (Related party)	$0.4	$0.6
Economic Injury Disaster Loan	$0.1	$0.1
Convertible Senior Notes	$110.7	$105.0
Term Loan Facility, DDTL and Incremental Term Loans	$272.9	$238.2
	$389.1	$350.7
Less: Current portion	$(8.0)	$(8.0)
Less: Debt issuance costs not amortized	$(11.4)	$(12.0)
Total Long-term debt	$369.8	$330.7
Note: Table may not foot due to rounding
Refer to Note 7 – Debt to our consolidated financial statements contained in Part II, Item 8 for the combined aggregate amount of maturities over the next five years.

Revolving Credit Facility

As of September 30, 2023 and September 30, 2022, the Company had a $0 and $15.0 million, respectively, outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the twelve months ended September 30, 2023 and 2022.

Significant Transactions

On October 12, 2022, the Company drew its $35.0 million delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds were used to repay the

$15.0 million balance on the Company’s revolving credit facility, while the remaining amount was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.
On December 29, 2022 and January 9, 2023, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Second and Third Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.
Term Loan Facility, DDTL and Incremental Term Loans
Credit Agreement
On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15.0 million. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.
The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.41% and 9.83% for the fiscal years ended September 30, 2023 and 2022, respectively.
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
Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ending September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.
Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.
Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized a $0.9 million loss on debt extinguishment during the twelve months ended September 30, 2022.
On January 7, 2022, the Company drew $35.0 million on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.41% and 9.89% for the fiscal years ended September 30, 2023 and 2022, respectively.
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
Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.57% for the fiscal year ended September 30, 2023.
The Additional Term Loans require annual principal payments in an amount equal to 1.00% of the original principal amount. Voluntary prepayments of the Additional Term Loans were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
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
The Second Amendment provided for, among other things, an extension of the deadline for the Company to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023; the Company satisfied these requirements by the extended deadline. The Second Amendment added a requirement that the Company provide, within 30 days after the end of each month, an unaudited consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.
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
In addition, the Second Amendment provided that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company timely satisfied each of these requirements.
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
The Third Amendment provides that from and after the date thereof, no incremental facilities under the Credit Agreement may be established or incurred. The Third Amendment also provides for additional mandatory prepayments of borrowed amounts following the receipt by the Company of certain cash receipts, including proceeds from certain equity issuances and cash received by the Company not in the ordinary course of business. Under the Third Amendment, after any draw on the revolving credit facility, the Company’s cash and cash equivalents held on hand domestically within the U.S. cannot exceed $10.0 million.
Under the Third Amendment, the Company may elect to borrow on each of the loan facilities accruing interest at either an adjusted Term SOFR or an alternate base rate of interest. Term SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan, provided that, the Adjusted Term SOFR shall never be less than 1.00% per annum, plus (ii) an applicable margin of 6.75% per annum for term loans maintained as SOFR loans or 9.50% per annum for revolving loans maintained as SOFR loans. Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”), provided that, the Alternate Base Rate is subject to a floor of 2.00% per annum plus (ii) an applicable margin of 5.75% per annum for term loans maintained as Alternate Base Rate loans or 8.50% per annum for revolving loans maintained as Alternate Base Rate loans.

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
As part of acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $0.8 million. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024.
As part of the acquisition of Bolder BioPATH, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Bolder BioPATH in an aggregate principal amount of $1.5 million. As part of the working capital adjustment in March 2022, a reduction of the promissory note of $0.5 million was recorded. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.
As part of the acquisition of Plato, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3.0 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023. The promissory notes were paid in full as of June 1, 2023.
As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the Seller in the amount of $3.7 million, which the Company determined to have a fair value of $3.3 million as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. This extension did not affect the rights and remedies of any party to the stock purchase agreement, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.
As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $0.4 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $0.6 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments and principal payments on July 7, 2023, and on the maturity date, January 7, 2024.
Convertible Senior Notes
On September 27, 2021, the Company issued $140.0 million principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15.0 million principal amount of the Notes. The Notes issued on September 27, 2021 included $15.0 million principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.
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
As of September 30, 2023 and September 30, 2022, there were $4.2 million and $5.1 million, respectively, in unamortized debt issuance costs related to the Notes. For the year ended September 30, 2023, the total interest expense was $11.1 million, including coupon interest expense of $4.5 million, accretion expense of $5.7 million, and the amortization of debt discount and issuance costs of $0.9 million. For the year ended September 30, 2022, the total interest expense was $10.6 million, including coupon interest expense of $4.6 million, accretion expense of $5.2 million, and the amortization of debt discount and issuance costs of $0.8 million.
The Notes are redeemable, in whole and not in part, at the Company’s option at any time on or after October 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per common share of the Company exceeds 130.00% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price is a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling the Notes for redemption pursuant to the provisions described in this paragraph will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time.
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
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25.00% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
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
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8 – Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
We believe the following represent our critical accounting policies and estimates used in the preparation of our financial statements:
Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into two revenue streams, service revenue and product revenue. At contract inception, the Company assesses the services and/or products promised in the contract with the clients to identify performance obligations in the arrangements. In accordance with ASC 606, the Company determines appropriate revenue recognition by completing the following steps: (i) identifying the contract(s) with a client; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when or as the Company satisfies a performance obligation.
Service revenue
DSA
The Company enters into contracts with clients to provide drug discovery and development services. The Company also offers archive storage services to its clients. The Company’s fixed fee arrangements may involve nonclinical research services (e.g., toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. In determining the appropriate amount of revenue to recognize over time, the Company forecasts remaining costs related to the contracts with clients. In order to forecast the remaining costs, the Company reviews the billings compared to original cost estimates, meets with project managers and updates cost estimates in relation to any scope changes requested by the client.
The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within fees invoiced in advance on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings and are classified within trade receivables and contract assets on the consolidated balance sheets.
Our service contracts typically establish a fixed fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our and annual results. We are generally able to recover, at minimum, our invested costs plus an appropriate margin when contracts are terminated.
RMS
The Company provides GEMS, which include the performance of contract breeding and other services associated with genetically engineered models, client-owned animal colony care, and health monitoring and diagnostics services related to research models. For contracts that involve creation of a specific type of animal, revenue is recognized over time with each milestone as a separate performance obligation. The Company is due payment for work performed even if subsequent milestones are unable to be met. Contract breeding revenue and client-owned animal colony care revenue are recognized over time and are billed as per diems. Health monitoring revenue and diagnostic services revenue are recognized once the service is performed.
Product revenue
DSA
DSA product revenue includes internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative uses. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation.
RMS
Product revenue includes research models, diets and bedding and bioproducts. Research models revenue represents the commercial production and sale of research models. Diets and bedding revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable clients have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a client. The performance obligations, including associated freight to deliver products, are met based agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the clients pay for the product is less than one year.
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
Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to the fair value. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets. Customer relationship intangible assets are the most significant identifiable definite-lived asset acquired. To determine the fair value of the acquired customer relationships, the Company typically utilizes the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue growth rates, operating income (loss) margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital.
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 - Goodwill and Intangible Assets to our consolidated financial statements contained in Part II, Item 8 for further discussion related to goodwill impairment charges during the fiscal years ended September 30, 2023 and September 30, 2022.
Definite-lived intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized and qualitatively reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If quantitative determination of recoverability is required, recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by comparison of the carrying amount of the assets to future undiscounted net cash flows utilizing forecasted revenue growth, EBITDA margin, and capital expenditures before interest expense and income taxes expected to be generated by the assets. If the carrying amount exceeds the outcome of the analysis of undiscounted cash flows, impairment is measured through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.
The Company amortizes the cost of its intangible assets utilizing the straight-line method over the estimated useful lives of the definite-lived intangible assets as follows:

Asset	Estimated Useful Lives (in years)
Customer relationships	5 - 13
Intellectual property	5 - 20
Other	0 - 15
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
Fair Value of Financial Instruments
Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 30, 2023, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at September 30, 2023, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
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
Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our financial position, results of operations, and cash flows. As the U.S. dollar strengthens against other currencies, the value of our non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally decline when reported in U.S. dollars. The impact to net income (loss) as a result of a U.S. dollar strengthening will be partially mitigated by the value of non-U.S. expenses, which will decline when reported in U.S. dollars. As the U.S. dollar weakens versus other currencies, the value of the non-U.S. revenue, expenses, assets, liabilities, and cash flows will generally increase when reported in U.S. dollars.
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our cash balance as of September 30, 2023 by approximately $0.3 million and our revenue for the twelve months ended September 30, 2023 by approximately $9.0 million.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inotiv, Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 11, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition for Over Time Service Contracts

Description of the matter
For the year ended September 30, 2023, the Company recorded service revenue of $223.8 million. As described in Note 2 to the consolidated financial statements, the Company derives a portion of its revenues from service revenue contracts which include fixed fee arrangements. Certain of these service revenue contracts are recognized over time (“Over Time Service Contracts”) using the input method based on the ratio of direct costs incurred to date under the contract to total estimated direct costs expected to be incurred to complete the contract.

Auditing the revenue recognition related to Over Time Service Contracts can be challenging due to the judgment by management in determining the timing of recognition of revenue as services are provided, including the Company’s estimate of expected costs to be incurred to complete the contract. Auditing the estimate of expected costs involved a high degree of auditor judgment and increased audit effort due to the determination of the current status of the contract and remaining cost to complete and their impact on the amount of revenue recognized.

How we addressed the matter in our audit
Our audit procedures relating to management’s estimates included, among others, selecting a sample of contracts and comparing the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers. We tested costs incurred and applied to contracts for accuracy, existence, completeness, and proper classification. We evaluated the reasonableness of management’s forecast of remaining costs for the selected contracts, which included understanding the current status of the contract, comparing current estimated costs to original estimates and corroborating our understanding of the status and remaining cost estimates of projects through discussions with project managers. Lastly, we evaluated the reasonableness of management’s estimate by comparing final contract costs to cost estimates for a sample of historical in-process service contracts completed in the current year.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2021.
Indianapolis, IN
December 11, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Inotiv, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Inotiv, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to:

a) Management did not design and maintain effective controls over information technology general controls (ITGCs) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2023, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures; and

b) the Company did not effectively design and implement components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2023.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated December 11, 2023, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Indianapolis, Indiana

December 11, 2023

INOTIV, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$35,492	$18,515
Restricted cash	—	465
Trade receivables and contract assets, net of allowances for credit losses of $7,446 and $6,268, respectively	87,383	100,073
Inventories, net	56,102	71,441
Prepaid expenses and other current assets	33,408	42,483
Assets held for sale	1,418	—
Total current assets	213,803	232,977

Property and equipment, net	191,068	186,199
Operating lease right-of-use assets, net	38,866	32,489
Goodwill	94,286	157,825
Other intangible assets, net	308,428	345,886
Other assets	10,079	7,524
Total assets	$856,530	$962,900

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$32,564	$28,695
Accrued expenses and other liabilities	25,776	35,801
Revolving credit facility	—	15,000
Fees invoiced in advance	55,622	68,642
Current portion of long-term operating lease	10,282	7,982
Current portion of long-term debt	7,950	7,979
Total current liabilities	132,194	164,099
Long-term operating leases, net	29,614	24,854
Long-term debt, less current portion, net of debt issuance costs	369,795	330,677
Other long-term liabilities	6,373	6,477
Deferred tax liabilities, net	50,064	77,027
Total liabilities	588,040	603,134

Contingencies (Note 16)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at September 30, 2023 and September 30, 2022; 25,777,169 issued and outstanding at September 30, 2023 and 25,598,289 at September 30, 2022	6,406	6,362
Additional paid-in capital	715,696	707,787
Accumulated deficit	(453,278)	(348,277)
Accumulated other comprehensive income (loss)	330	(5,500)
Total equity attributable to common shareholders	269,154	360,372
Noncontrolling interest	(664)	(606)
Total shareholders’ equity and noncontrolling interest	268,490	359,766
Total liabilities and shareholders’ equity and noncontrolling interest	$856,530	$962,900
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2023	2022
Service revenue	$223,813	$202,978
Product revenue	348,612	344,678
Total revenue	$572,425	$547,656
Costs and expenses:
Cost of services provided (excluding amortization of intangible assets)	153,677	130,696
Cost of products sold (excluding amortization of intangible assets)	253,305	259,748
Selling	19,091	16,650
General and administrative	108,227	82,436
Amortization of intangible assets	34,681	30,888
Other operating expense	18,537	54,685
Goodwill impairment loss	66,367	236,005
Operating loss	$(81,460)	$(263,452)
Other (expense) income:
Interest expense	(43,019)	(29,704)
Other income (expense)	237	(59,293)
Loss before income taxes	$(124,242)	$(352,449)
Income tax benefit	19,340	15,187
Consolidated net loss	$(104,902)	$(337,262)
Less: Net income (loss) attributable to noncontrolling interests	238	(244)
Net loss attributable to common shareholders	$(105,140)	$(337,018)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(4.10)	$(13.84)
Diluted	$(4.10)	$(13.84)

Weighted-average number of common shares outstanding:
Basic	25,641	24,354
Diluted	25,641	24,354
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Years Ended September 30,
	2023	2022
Consolidated net loss	$(104,902)	$(337,262)
Foreign currency translation	4,940	(8,115)
Cumulative currency translation realized through sale of subsidiary	762	—
Defined benefit plans:
Actuarial (loss) gains, net of tax	(28)	2,725
Other	(219)	—
Foreign currency translation	375	(110)
Other comprehensive income (loss), net of tax	5,830	(5,500)
Consolidated comprehensive loss	(99,072)	(342,762)
Less: Comprehensive income (loss) attributable to non-controlling interests	238	(244)
Comprehensive loss attributable to common stockholders	$(99,310)	$(342,518)
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2021	15,931,485	$3,945	$112,198	$(11,015)	$—	$—	$105,128
Consolidated net loss	—	—	—	(337,262)	—	244	(337,018)
Stock issued in acquisitions	9,573,210	2,393	493,035	—	—	—	495,428
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	(880)	(880)
Issuance of stock under employee stock plans	93,594	24	94	—	—	—	118
Stock based compensation	—	—	24,202	—	—	—	24,202
Actuarial gains (net of tax)	—	—	—	—	2,725	—	2,725
Foreign currency translation adjustment	—	—	—	—	(8,225)	—	(8,225)
Other	—	—	—	—	—	30	30
Reclassification of convertible note embedded derivative to equity (Note 7)	—	—	78,258	—	—	—	78,258
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(104,902)	—	(238)	(105,140)
Noncontrolling interest	—	—	—	—	—	(292)	(292)
Issuance of stock under employee stock plans	178,880	44	65	—	—	—	109
Stock based compensation	—	—	7,844	—	—	—	7,844
Actuarial loss (net of tax)	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	—	5,315	—	5,315
Cumulative currency translation realized through sale of subsidiary	—	—	—	—	762	—	762
Other	—	—	—	(99)	(219)	472	154
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended September 30
	2023	2022
Operating activities:
Consolidated net loss	$(104,902)	$(337,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	54,717	49,324
Employee stock compensation expense	7,844	24,202
Changes in deferred taxes	(25,810)	(17,835)
Provision for expected credit losses	1,273	1,306
Amortization of debt issuance costs and original issue discount	3,182	2,257
Noncash interest and accretion expense	6,284	5,316
Loss on fair value remeasurement of embedded derivative	—	56,714
Other non-cash operating activities	(200)	1,658
Goodwill impairment loss	66,367	236,005
Non-cash amortization of inventory fair value step-up	679	10,246
Non-cash restructuring costs	1,493	3,129
Changes in operating assets and liabilities:
Trade receivables and contract assets	9,550	(23,838)
Inventories	14,011	(35,198)
Prepaid expenses and other current assets	11,249	(20,054)
Operating lease right-of-use assets and liabilities, net	884	824
Accounts payable	5,963	(8,042)
Accrued expenses and other liabilities	(8,339)	14,662
Fees invoiced in advance	(12,907)	25,962
Other asset and liabilities, net	(3,455)	5,407
Net cash provided by (used in) operating activities	27,883	(5,217)

Investing activities:
Capital expenditures	(27,503)	(36,300)
Proceeds from sale of equipment	1,115	290
Cash paid for other investing activities	(2,367)	—
Cash paid for acquisitions	—	(297,712)
Net cash used in investing activities	(28,755)	(333,722)

Financing activities:
Payments of long-term debt	—	(36,777)
Payments of debt issuance costs	(77)	(10,067)
Payments on promissory notes	(2,091)	(2,166)
Payments on revolving credit facility	(21,000)	(19,000)
Payments on senior term notes and delayed draw term loans	(2,070)	(1,800)
Borrowings on revolving loan facility	6,000	34,000
Borrowings on senior term notes and delayed draw term loans	35,000	240,000
Proceeds from exercise of stock options	110	118
Other, net	—	(1,157)
Net cash provided by financing activities	15,872	203,151

Effect of exchange rate changes on cash and cash equivalents	1,512	(2,156)

Net increase (decrease) in cash and cash equivalents	16,512	(137,944)
Cash, cash equivalents, and restricted cash at beginning of period	18,980	156,924
Cash, cash equivalents, and restricted cash at end of period	$35,492	$18,980

Noncash financing activity:
Paid in kind debt issuance costs	$1,363	$—
Seller financed acquisition	$—	$6,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,459	$17,063
Income taxes paid, net	$7,146	$479

The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts, unless otherwise indicated)
1.    DESCRIPTION OF THE BUSINESS
Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” "the Company,” “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and we completed our initial public offering in 2000. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on the Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana, 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotivco.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.
Operational Update
During the twelve months ended September 30, 2023, our focus for our business within the Research Models and Services ("RMS") segment included navigating the global non-human primate ("NHP") market and executing on our site optimization plans. Our site optimization activities are discussed further in Note 11 - Restructuring and Assets Held for Sale. On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping a limited amount of Cambodian NHPs. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports. We have focused on working with our suppliers and developing a long-term solution to establish procedures we can be comfortable assuring ourselves, and our customers, we only provide purpose bred NHPs from Cambodia. We have scientists inside and outside our organization working towards establishing new testing procedures for importing purpose bred Cambodian NHPs and meeting the needs of drug discovery and development in the U.S. In the meantime, we continued to import from countries outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants pursuant to its Credit Agreement for at least the next twelve months. The forecasted operating cash flows include the shipping of the Company's existing Cambodian NHP inventory. See Note 7 - Debt to our consolidated financial statements for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to source and sell NHPs, its ability to fill its expanded DSA capacity, its ability to generate cash from other operating activities and its ability to manage its forecasted capital expenditures.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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
Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations, in operating income (loss). The Company records gains and losses from re-measuring intercompany loans in other income (expense) in the consolidated statement of operations. Translation adjustments are excluded from the determination of net income (loss) and are recorded as a separate component of equity within accumulated other comprehensive loss in the consolidated financial statements. Foreign exchange losses recorded in other income (expense) on the statements of operations for the fiscal years ended September 30, 2023 and 2022 were $1,682 and $1,907, respectively.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation, including the presentation of the loss on debt extinguishment in other non-cash operating activities within the Statement of Cash Flows, other assets within Note 8 - Supplemental Balance Sheet Information the presentation of the components of deferred tax assets and liabilities and the presentation of certain line items within the reconciliation of the effective income tax rate within Note 15 - Income Taxes. These reclassifications had no effect on the reported results of operations.
Segment Reporting
The Company reports its results in two reportable segments: Discovery and Safety Assessment ("DSA") and RMS. The Company’s DSA reportable segment includes services required to take a drug through the early development process including discovery services, which are non-regulated services to assist clients with the identification, screening, and selection of a lead compound for drug development, regulated and non-regulated (Good Laboratory Practice ("GLP") and non-GLP) safety assessment services and internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. The Company’s RMS reportable segment includes research models, research model services and Teklad diets and bedding, biological products ("bioproducts") and Genetically Engineered Models and Services (“GEMS”). Research models include the commercial production and sale of small research models, the supply of large research models and bioproducts, including serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Research Model Services include GEMS, which includes the performance of contract breeding and other services associated with genetically engineered models, client-owned animal colony care, and health monitoring and diagnostics services related to research models.
Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Revenue Recognition
In accordance with Accounting Standards Codification (“ASC”) 606, the Company disaggregates its revenue from clients into two revenue streams, service revenue and product revenue. At contract inception, the Company assesses the services and/or products promised in the contract with the clients to identify performance obligations in the arrangements. In accordance with ASC 606, the Company determines appropriate revenue recognition by completing the following steps: (i) identifying the contract(s) with a client; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when or as the Company satisfies a performance obligation.
Service revenue
DSA
The Company enters into contracts with clients to provide drug discovery and development services. The Company also offers archive storage services to its clients. The Company’s fixed fee arrangements may involve nonclinical research services (e.g., toxicology, pathology, pharmacology), bioanalytical, and pharmaceutical method development and validation, nonclinical research services and the analysis of bioanalytical and pharmaceutical samples. For bioanalytical and pharmaceutical method validation services and nonclinical research services, revenue is recognized over time using the input method based on the ratio of direct costs incurred to total estimated direct costs. For contracts that involve in-life study conduct, method development or the analysis of bioanalytical and pharmaceutical samples, revenue is recognized over time when samples are analyzed or when services are performed. In determining the appropriate amount of revenue to recognize over time, the Company forecasts remaining costs related to the contracts with clients. In order to forecast the remaining costs, the Company reviews the billings compared to original cost estimates, meets with project managers and updates cost estimates in relation to any scope changes requested by the client.
The Company generally bills for services on a milestone basis. These contracts represent a single performance obligation and due to the Company’s right to payment for work performed, revenue is recognized over time. Research services contract fees received upon acceptance are deferred until earned and classified within fees invoiced in advance on the consolidated balance sheets. Unbilled revenues represent revenues earned under contracts in advance of billings and are classified within trade receivables and contract assets on the consolidated balance sheets.
Our service contracts typically establish a fixed fee to be paid for identified services. In most cases, some percentage of the contract costs is paid in advance. While we are performing a contract, clients often adjust the scope of services to be provided based on interim project results. Fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our annual results. We are generally able to recover, at a minimum, our invested costs plus an appropriate margin when contracts are terminated.
RMS
The Company provides GEMS, which include the performance of contract breeding and other services associated with genetically engineered models, client-owned animal colony care, and health monitoring and diagnostics services related to research models. For contracts that involve creation of a specific type of animal, revenue is recognized over time with each milestone as a separate performance obligation. The Company is due payment for work performed even if subsequent milestones are unable to be met. Contract breeding revenue and client-owned animal colony care revenue are recognized over time and are billed as per diems. Health monitoring revenue and diagnostic services revenue are recognized once the service is performed.
Product revenue
DSA
DSA product revenue includes internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. These products can be sold to multiple clients and have alternative uses. Both the transaction sales price and shipping terms are agreed upon in the client order. For these products, all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client based upon shipping terms. These arrangements typically include only one performance obligation.
RMS
Product revenue includes research models, diets and bedding and bioproducts. Research models revenue represents the commercial production and sale of research models. Diets and bedding revenue represents laboratory animal diets, bedding, and enrichment products under the Company’s Teklad product line. Bioproducts revenue represents the sale of serum and plasma, whole blood, tissues, organs and glands, embryo culture serum and growth factors. Product revenue is recognized at the point in time when the Company’s performance obligations with the applicable clients have been satisfied. Revenue is recorded at the transaction price, which is the amount of consideration the Company expects to receive in exchange for transferring products to a client. The performance obligations, including associated freight to deliver products, are met based on agreed upon terms, which are generally upon delivery (destination point) and transfer of title. The Company determines the transaction price based on fixed consideration in its contractual agreements. In determining the transaction price, a significant financing component does not exist since the timing from when the Company delivers product to when the clients pay for the product is less than one year.
Cash Equivalents
Cash and cash equivalents include all highly liquid investments with original maturities of three months or less and consist primarily of amounts invested in money market funds and bank deposits.
Restricted Cash
Restricted cash generally consists of amounts held by our creditors.
Trade receivables and contract assets, net of allowances for credit losses
The Company records trade receivables and contract assets, net of an allowance for credit losses. A contract asset is recorded when a right to consideration in exchange for goods or services transferred to a client is conditioned other than upon the passage of time. Trade receivables are recorded separately from contract assets since only the passage of time is required before consideration is due. The allowance for credit losses is determined each fiscal quarter based on the creditworthiness of its clients, historical collection patterns and economic conditions. Amounts deemed to be uncollectible are reserved or written off against the allowance.
Concentration of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables from clients in the biopharmaceutical, contract research, academic, and governmental sectors. The Company believes its exposure to credit risk is minimal, as the majority of the clients are predominantly well established and viable. Additionally, the Company maintains allowances for potential credit losses. The Company's exposure to credit loss in the event that payment is not received for revenue recognized equals the outstanding trade receivables and contract assets less fees invoiced in advance.
During the fiscal year ended September 30, 2023, one client related to the RMS segment accounted for 22.0% of total revenue. During the fiscal year ended September 30, 2022, one client related to the RMS segment accounted for 28.2% of total revenue. During the fiscal year ended September 30, 2023, no vendor accounted for greater than 10.0% of the sum of cost of services and cost of products. During the fiscal year ended September 30, 2022, one vendor related to the RMS segment accounted for 19.7% of the sum of cost of services and cost of products.
Fair Value of Financial Instruments
Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s judgment about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.
•Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
Valuation methodologies used for assets and liabilities measured or disclosed at fair value are disclosed in Note 7 – Debt and Note 9 – Post-Employment Benefits.
Inventories
Inventories consist primarily of research models stock, biomedical products, diets and bedding, and are stated at the lower of cost or net realizable value. Valuation of NHPs is determined utilizing specific identification methodology and all other inventory valuation is determined utilizing standard costs, approximating average costs. The determination of net realizable value is assessed using the selling price of the products. Provisions are recorded to reduce the carrying value of inventory determined to be unsalable.
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
The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Estimated Useful Lives
Land	Indefinite
Land improvements	5 - 20
Buildings and building improvements	10 - 40
Machinery and equipment	7 - 10
Furniture and fixtures	7 - 10
Computer hardware and software	3 - 5
Vehicles	3 - 5
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
Goodwill and Intangible Assets
We use assumptions and estimates in determining the fair value of assets acquired and liabilities assumed in a business combination. The determination of the fair value of intangible assets, which represent a significant portion of the purchase price in many of our acquisitions, requires the use of significant judgment with regard to the fair value. We utilize commonly accepted valuation techniques, such as the income, cost and market approaches, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets. Customer relationship intangible assets are the most significant identifiable definite-lived asset acquired. To determine the fair value of the acquired customer relationships, the Company typically utilizes the multiple period excess earnings model (a commonly accepted valuation technique), which relies on the following key assumptions: projections of cash flows from the acquired entities, which includes future revenue growth rates, operating income (loss) margins, and customer attrition rates; as well as discount rates based on an analysis of the acquired entities’ weighted average cost of capital.
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 - Goodwill and Intangible Assets for further discussion related to goodwill impairment charges during the fiscal years ended September 30, 2023 and September 30, 2022.
Definite-lived intangible assets are amortized over the pattern in which the economic benefits of the intangible assets are utilized and qualitatively reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. If quantitative determination of recoverability is required, recoverability of assets to be held and used is determined by the Company at the level for which there are identifiable cash flows by comparison of the carrying amount of the assets to future undiscounted net cash flows utilizing forecasted revenue growth, EBITDA margin, and capital expenditures before interest expense and income taxes expected to be generated by the assets. If the carrying amount exceeds the outcome of the analysis of undiscounted cash flows, impairment is measured through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the definite-lived intangible assets, the definite-lived intangible assets are written-down to their fair values.
The Company amortizes the cost of its intangible assets utilizing the straight-line method over the estimated useful lives of the definite-lived intangible assets as follows:

Asset	Estimated Useful Lives (in years)
Customer relationships	5 - 13
Intellectual property	5 - 20
Other	0 - 15
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
Stock-Based Compensation
The Company may grant stock options, restricted stock and restricted stock units (“RSUs”) to employees and to non-employee directors under stock-based compensation plans. Stock-based compensation is recognized as an expense in the consolidated statements of operations based on the grant date fair value, adjusted for forfeitures when they occur, over the requisite service period.
For stock options, restricted stock and RSUs that vest based on service periods, the Company uses the straight-line method to allocate compensation expense to reporting periods.

The fair value of stock options granted is calculated using the Black-Scholes option-pricing model. Our assumptions are based on historical information and professional judgment is required to determine if historical trends may be indicators of future outcomes. We estimated the following key assumptions for the binomial valuation calculation:
•Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.
•Expected volatility: The Company uses our historical share price volatility on our common shares for our expected volatility assumption.
•Expected term: The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.
•Expected dividends: The Company assumes that we will pay no dividends.
Fees Invoiced in Advance
Fees invoiced in advance are considered to be contract liabilities. A contract liability is recorded when consideration is received, or such consideration is unconditionally due, from a client prior to transferring goods or services to the client under the terms of a contract. Contract liabilities are recognized as revenue after control of the products or services is transferred to the client and all revenue recognition criteria have been met.
Fees invoiced in advance includes payments received in advance of the incurrence of cost toward a contract with a client and client prepayments, which are typically used to secure supply of certain animal models and to provide early payment for data or safety assessment services until earned and classified within fees invoiced in advance on the consolidated balance sheets. The fees invoiced in advance are typically credited against sales invoices when products are sold or as services are completed.
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
3.    BUSINESS COMBINATIONS
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
Plato BioPharma Acquisition
On October 4, 2021, the Company completed the acquisition of Plato BioPharma, Inc. (“Plato”) to expand its market reach in early-stage drug discovery. Consideration for the Plato acquisition consisted of (i) $10,530 in cash, including working capital and subject to customary purchase price adjustments, (ii) 57,587 of the Company’s common shares valued at $1,776 based on the closing stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) seller notes to the former shareholder of Plato in an aggregate principal amount of $3,000. This business is reported as part of the Company’s DSA reportable segment.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
Intangible assets primarily relate to customer relationships. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately eight years on a straight-line basis. The estimated fair values of the identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.
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
Envigo RMS Holding Corp. Acquisition
On November 5, 2021, the Company completed the acquisition of Envigo RMS Holding Corp. ("Envigo") by merger of a wholly owned subsidiary of the Company with and into Envigo to expand its market reach in early-stage drug discovery. The aggregate consideration paid to the holders of outstanding capital stock in Envigo in the merger consisted of cash of $217,808, including adjustments for net working capital, and 8,245,918 of the Company’s common shares valued at $439,590 using the opening price of the Company’s common shares on November 5, 2021. In addition, the Company assumed certain outstanding Envigo stock options, including both vested and unvested options, that were converted to the right to purchase 790,620 Company common shares at an exercise price of $9.93 per share. The stock options were valued at $44.80 per option utilizing a Black-Scholes option valuation model with the inputs below. The total value of options issued was $35,418, of which $18,242 was excluded from the purchase price as those options were determined to be post-

combination expense. The previously vested stock options are reflected as purchase consideration of approximately $17,176. This business is reported as part of the Company’s RMS reportable segment.

Stock price	$53.31
Strike price	$9.93
Volatility	75.93%
Expected term	3.05
Risk-free rate	0.62%

The Company recognized transaction costs related to the acquisition of Envigo of $7,700 for the fiscal year ended September 30, 2022. These costs were associated with legal and professional services related to the acquisition and are reflected within other operating expenses in the Company’s consolidated statements of operations.
Envigo and RSI (as defined and described below) were combined and recorded revenue of $346,641 and a net loss of $196,919 for the twelve months ended September 30, 2022.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
Robinson Services, Inc. Acquisition
On December 29, 2021, the Company completed the acquisition of the rabbit breeding and supply business of Robinson Services, Inc. (“RSI”). The acquisition was another step in Inotiv’s strategic plan for building its RMS business. The aggregate consideration consisted of (i) $3,250 in cash and (ii) 70,633 of the Company’s common shares valued at $2,898 based on the closing stock price of the Company’s common shares as reported by Nasdaq on the closing date. This business is reported as part of the Company’s RMS reportable segment.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

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

Integrated Laboratory Systems, LLC Acquisition
On January 10, 2022, the Company completed the acquisition of Integrated Laboratory Systems, LLC (“ILS”). ILS is a provider of services specializing in nonclinical and analytical drug discovery and development services. Consideration for the ILS acquisition consisted of (i) $38,993 in cash, including adjustments for net working capital, and inclusive of $3,800 previously held in escrow for purposes of securing any amounts payable by the selling parties on account of indemnification obligations, purchase price adjustments, and other amounts payable under the merger agreement, (ii) 429,118 of the Company’s common shares valued at $14,466 based on the opening stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) the effective settlement of a preexisting relationship of $(15). This business is reported as part of the Company's DSA reportable segment.
ILS recorded revenue of $16,881 and a net loss of $(1,075) for the twelve months ended September 30, 2022. The driver of the net loss was the amortization of intangible assets.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

January 10, 2022
Assets acquired and liabilities assumed:
Cash	797
Trade receivables, contract assets and other current assets	4,730
Property and equipment	4,436
Operating lease right-of-use assets, net	4,994
Goodwill	25,283
Intangible assets	22,300
Accounts payable	(1,165)
Accrued expenses and other liabilities	(905)
Fees invoiced in advance	(2,472)
Operating lease liabilities	(4,554)
$53,444
Property and equipment is mostly composed of lab equipment, furniture and fixtures, computer equipment and leasehold improvements. The fair value of property and equipment was determined using a combination of cost and market-based methodologies.
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
Orient BioResource Center, Inc. Acquisition
On January 27, 2022, the Company completed the acquisition of OBRC from Orient Bio, Inc., a preclinical contract research organization and animal model supplier based in Seongnam, South Korea (“Seller”). OBRC is a primate quarantine and holding facility. Consideration for the OBRC acquisition consisted of (i) $26,522 in cash, including certain adjustments, (ii) 677,339 of the Company’s common shares valued at $18,410 based on the closing stock price of the Company’s common shares as reported by Nasdaq on the closing date, (iii) the effective settlement of a preexisting relationship of $1,017 and (iv) a payable owed by OBRC to the Seller in the amount of $3,325. The preexisting relationship represents the return of fees invoiced in advance and paid to OBRC by the Company prior to the acquisition offset by the payment of trade receivables by the Company to OBRC. As these were settled at the stated value, no gain or loss was recorded as a result of the settlement of this preexisting relationship. The payable does not bear interest and was initially required to be paid to the Seller on the date that is 18 months after the closing. On April 4, 2023, the Company extended by one year the maturity of the seller payable pursuant to the stock purchase agreement with the Seller of OBRC. Refer to Note 7 – Debt for further information related to amendments of the terms of the payable due to the Seller. The Company will have the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. This business is reported as part of the Company's RMS reportable segment.
OBRC recorded revenue of $35,726 and net income of $5,808 for the fiscal year ended September 30, 2022.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

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
Histion, LLC Acquisition
On April 25, 2022, the Company completed the acquisition of Histion, LLC (“Histion”), which is a strategic element of the Company’s expansion of its specialized pathology services. Consideration for the Histion acquisition consisted of (i) $950 in cash, subject to working capital adjustments, (ii) 17,618 of the Company’s common shares valued at $364 based on the closing stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433.
Protypia, Inc. Acquisition
On July 7, 2022, the Company entered into a Stock Purchase Agreement with Protypia, Inc. (“Protypia”), which is a strategic element of the Company’s expansion of its mass spectrometry-based bioanalytical offerings providing for the acquisition by the Company of all of the outstanding stock of Protypia on that date. Consideration for the Protypia stock consisted of (i) $9,460 in cash, subject to certain adjustments, (ii) 74,997 of the Company’s common shares valued at $806 based on the opening stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) $600 in seller notes.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

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

Pro Forma Results
The Company’s unaudited pro forma results of operations for the fiscal year ended September 30, 2022, assume that the acquisitions had occurred as of October 1, 2021, are set forth below. Pro forma information for the twelve months ended September 30, 2023, is not presented here, as the statement of operations for the twelve months ended September 30, 2023, includes all business combinations. The following pro forma amounts are based on available information of the results of operations prior to the acquisition date and are not necessarily indicative of what the results of operations would have been had the acquisitions been completed on October 1, 2021.
The unaudited pro forma information is as follows:

Fiscal Year Ended September 30, 2022
Total revenues	$593,622

Net loss	$(141,601)
4.    REVENUE FROM CONTRACTS WITH CLIENTS
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
Contract Assets and Liabilities from Contracts with Clients
The timing of revenue recognition, billings and cash collections results in billed receivables (trade receivables), contract assets (unbilled revenue), and contract liabilities (client deposits and deferred revenue) on the consolidated balance sheets.
The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (client deposits and deferred revenue):

	Balance at September 30, 2023	Balance at September 30, 2022
Contract Assets: Trade receivables	$77,618	$88,867
Contract Assets: Unbilled revenue	17,211	17,474
Contract liabilities: Client deposits	36,689	39,222
Contract liabilities: Deferred revenue	18,933	29,420

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $10,220 and $2,647 of unpaid advanced client billings from both client receivables and deferred revenue as of September 30, 2023 and September 30, 2022, respectively.

The Company expects a majority of deferred revenue to be recognized as revenue in fiscal year 2024.
Changes in the contract asset and the contract liability balances during the twelve months ended September 30, 2023 include the following:
•A change in the time frame for a right for consideration to become unconditional – Approximately 86% of unbilled revenue as of September 30, 2022, was billed during fiscal year 2023.
•A change in the time frame for a performance obligation to be satisfied – Approximately 80% of contract liabilities as of September 30, 2022, were recognized as revenue during fiscal year 2023.
Allowance for Credit Losses
The Company’s allowance for credit losses was $7,446 and $6,268 at September 30, 2023 and 2022, respectively. A summary of activity in our allowance for credit losses is as follows:

	Fiscal Years Ended September 30,
	2023	2022
Opening balance	$6,268	$668
Acquired	—	4,406
Charged to expense	1,271	1,220
Uncollectible invoices written off	(107)	(26)
Amounts collected	14	—
Ending balance	$7,446	$6,268
5.    SEGMENT AND GEOGRAPHIC INFORMATION
As a result of our strategic acquisition of Envigo in November 2021, which added a complementary research model platform, our full spectrum solutions span two segments: DSA and RMS.
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
Through our RMS segment, we offer access to a wide range of high-quality small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our DSA segment, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and have access to innovative genetically engineered models and services solutions. We have long-standing relationships with our principal clients, which include biopharmaceutical companies, contract research organizations ("CRO"), and academic and government organizations.

Segment Information
Revenue and other financial information by segment for the fiscal years ended September 30, 2023 and September 30, 2022 are as follows:
During the fiscal years ended September 30, 2023 and September 30, 2022, the RMS segment recognized intersegment revenue of $8,793 and $7,250, respectively, related to sales to the DSA segment. The following table presents revenue and other financial information by reportable segment for the fiscal years ended September 30, 2023 and 2022:

	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Revenue
DSA:
Service revenue	$180,348	$161,113
Product revenue	4,742	4,176
RMS:
Service revenue	43,465	41,865
Product revenue	343,870	340,502
	$572,425	$547,656

Operating Income (Loss)
DSA	$15,246	$22,330
RMS	(24,904)	(189,346)
Unallocated Corporate	(71,802)	(96,436)
	$(81,460)	$(263,452)

Interest expense	(43,019)	(29,704)
Other income (expense)	237	(59,293)
Loss before income taxes	$(124,242)	$(352,449)

	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
Depreciation and amortization:
DSA	$16,371	$13,553
RMS	38,288	35,771
Unallocated Corporate	58	—
	$54,717	$49,324

Capital expenditures:
DSA	$13,314	$16,224
RMS	14,189	20,076
	$27,503	$36,300
As a result of the application of ASC 805 for the Envigo and OBRC acquisitions, we recognized $679 and $10,246 of amortization of inventory step-up during the fiscal years ended September 30, 2023 and September 30, 2022, respectively, which were reflected in the RMS reportable segment.

During the fiscal years ended September 30, 2023 and 2022, we recognized goodwill impairment charges of $66,367 and $236,005, respectively, which were reflected in the RMS reportable segment. Refer to Note 6 - Goodwill and Intangible Assets for further discussion of the goodwill impairment charge.
During the fiscal years ended September 30, 2023 and 2022, we recognized $7,844 and $24,202, respectively, of non-cash stock-based compensation expense, which were reflected in unallocated corporate expenses, and a loss of $0 and $56,714, respectively, on fair value remeasurement of embedded derivative, which were reflected in other (expense) income. Other unallocated corporate operating expenses include compensation and other employee-related expenses, certain external professional fees, insurance, information technology-related fees and acquisition and integration costs.
The following represents total assets by segment:

	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
DSA	$304,015	$280,308
RMS	552,515	682,592
	$856,530	$962,900
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Fiscal Year Ended September 30, 2023	Fiscal Year Ended September 30, 2022
United States	$482,630	$471,886
Netherlands	54,088	42,361
Other	35,707	33,409
	$572,425	$547,656
Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of September 30,	As of September 30,
	2023	2022
United States	$178,021	$173,417
Netherlands	6,656	5,824
Other	6,391	6,958
	$191,068	$186,199

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill for the fiscal years ended September 30, 2023 and 2022:

Balance as of October 1, 2021	$51,927
Acquisitions - DSA[1]	39,531
Acquisitions - RMS[2]	302,346
Impairment - RMS	(236,005)
Foreign exchange impact - RMS	26
Balance as of September 30, 2022[3]	$157,825
Acquisitions - DSA[1]	2,828
Impairment - RMS	(66,367)
Balance as of September 30, 2023[3]	$94,286
1Goodwill for DSA acquisitions relates to the acquisitions in fiscal 2022 and measurement period adjustments during fiscal 2023 related to the fiscal 2022 acquisitions, as disclosed in Note 3 - Business Combinations
2Goodwill for RMS acquisitions relates to the fiscal 2022 acquisitions, as disclosed in Note 3 - Business Combinations.
3The accumulated impairment loss for the RMS segment was $302,220 at September 30, 2023 and $235,853 at September 30, 2022..

Fiscal Year 2023

The increase in goodwill during fiscal year 2023 related primarily to measurement period adjustments in the DSA segment from the acquisition of Protypia, partially offset by goodwill impairment related to the RMS reporting unit (which is reported within the RMS segment).

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates (“NHPs”) to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the “November 16, 2022 event”). During December 2022, the Company determined that as a result of the November 16, 2022 event, which led to the Company’s decision to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. at that time, the uncertainty related to the Company’s ability to import NHPs from Cambodia and the decrease in its stock price, the carrying value of goodwill as of December 31, 2022, was required to be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, a goodwill impairment loss of $66,367 was recorded within the RMS segment.

Fiscal Year 2022
The increase in goodwill during fiscal year 2022 primarily related to the acquisitions of Plato, ILS, Histion and Protypia in the DSA reporting unit and Envigo, RSI and OBRC in the RMS reporting unit, offset by goodwill impairment related to the RMS reporting unit. See Note 3 - Business Combinations for further discussion of these business combinations.
As a part of the annual goodwill assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform the quantitative impairment test. As a result of the qualitative analysis, the Company determined that as a result of the sustained reduction in our stock price during the fiscal year ended September 30, 2022, the carrying value of our goodwill as of fiscal year end must be quantitatively evaluated. The carrying value of the Company’s goodwill by reporting unit was determined utilizing the income approach. Based on the Company’s quantitative goodwill impairment test, which was performed in the fourth quarter of fiscal year 2022, the fair value of the RMS reporting unit was less than the RMS reporting unit’s carrying value. As a result, goodwill impairment losses of $236,005 were recorded.

Intangible Assets
The following table displays intangible assets, net by major class:

	September 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$316,820	$(54,711)	$262,109
Intellectual property	56,337	(12,234)	44,103
Other	4,837	(2,621)	2,216
	$377,994	$(69,566)	$308,428

	September 30, 2022
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$318,896	$(26,990)	$291,906
Intellectual property	56,997	(5,767)	51,230
Other	4,806	(2,056)	2,750
	$380,699	$(34,813)	$345,886
The decrease in intangible assets, net during fiscal year 2023 related primarily to the amortization of all intangible assets, partially offset by foreign exchange rate impact. The increase in intangible assets, net during fiscal year 2022 related primarily to the acquisitions of Envigo, ILS and OBRC, partially offset by the amortization of all intangible assets.
Amortization expense of definite-lived intangible assets for fiscal years ended 2023 and 2022 was $34,681 and $30,888, respectively. As of September 30, 2023, estimated amortization of intangible assets for each of the next five fiscal years and in the aggregate thereafter is expected to be as follows:

	RUL[1] (in years)	2024	2025	2026	2027	2028	Thereafter	Totals
Customer relationships	9.9	$27,774	$27,774	$27,712	$27,526	$27,393	$123,930	$262,109
Intellectual property	6.9	6,446	6,446	6,446	6,446	6,446	11,873	44,103
Other	6.4	534	524	367	124	109	558	2,216
Total	9.4	$34,754	$34,744	$34,525	$34,096	$33,948	$136,361	$308,428
1RUL (in years) represents the weighted average remaining useful life

7.    DEBT
Long term debt as of September 30, 2023 and September 30, 2022 is detailed in the table below.

	September 30, 2023	September 30, 2022
Seller Note – Bolder BioPath (Related party)	602	808
Seller Note – Preclinical Research Services	541	615
Seller Note – Plato BioPharma	—	1,470
Seller Payable - Orient BioResource Center	3,649	3,488
Seller Note – Histion (Related party)	229	369
Seller Note – Protypia (Related party)	400	600
Economic Injury Disaster Loan	140	140
Convertible Senior Notes	110,651	104,965
Term Loan Facility, DDTL and Incremental Term Loans	272,930	238,200
	389,142	350,655
Less: Current portion	(7,950)	(7,979)
Less: Debt issuance costs not amortized	(11,397)	(11,999)
Total Long-term debt	$369,795	$330,677
The following table summarizes the amount of maturities of our long-term debt for each of the next five fiscal years and thereafter:

	2024	2025	2026	2027	2028	Thereafter	Total
Long-term debt	$7,953	$3,541	$2,917	$263,951	$110,654	$126	$389,142
Fair Value
As of September 30, 2023 and 2022, the fair value of the Company’s term loan facility, DDTL and incremental term loans was $251,200 and $200,460, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
As of September 30, 2023 and 2022, the fair value of the Convertible Senior Notes was $70,000 and $111,825, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
The book values of the Seller Notes and Seller Payable, which are fixed rate loans carried at amortized cost, approximate the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.
Until November 4, 2021, the embedded derivative conversion feature of the 3.25% Convertible Senior Notes due 2027 (the “Notes”) was subject to fair value measurement on a recurring basis as they included unobservable and significant inputs in determining the fair value. The Company utilized a single factor trinomial lattice model to determine the related fair value of the embedded derivative convertible feature of the Notes at November 4, 2021, and the inputs used included a volatility 40.00%, a bond yield assumption of 10.44% and a remaining maturity period of 5.95 years.
Revolving Credit Facility
As of September 30, 2023 and September 30, 2022, the Company had a $0 and $15,000 outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and paydowns of the revolving credit facility during the twelve months ended September 30, 2023 and 2022.

Significant Transactions
On October 12, 2022, the Company drew its $35,000 delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds were used to repay the $15,000 balance on the Company’s revolving credit facility, while the remaining amount was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.
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
The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrue interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 10.41% and 9.83% for the fiscal years ended September 30, 2023 and 2022, respectively.
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
Each of the term loan facility and delayed draw term loan facility require annual principal payments in an amount equal to 1.00% of their respective original principal amounts. The Company shall also repay the term loan facility on an annual basis in an amount equal to a percentage of its Excess Cash Flow (as defined in the Credit Agreement), which percentage will be determined by its then current Secured Leverage Ratio. Each of the loan facilities may be repaid at any time. Voluntary prepayments were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ending September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.
Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.
Utilizing proceeds from the Credit Agreement on November 5, 2021, the Company repaid all indebtedness and terminated the credit agreement related to the First Internet Bank of Indiana (“FIB”) credit facility and recognized an $877 loss on debt extinguishment during the twelve months ended September 30, 2022.

On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 10.41% and 9.89% for the fiscal years ended September 30, 2023 and 2022, respectively.
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
Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 10.57% for the fiscal year ended September 30, 2023.
The Additional Term Loans require annual principal payments in an amount equal to 1.00% of the original principal amount. Voluntary prepayments of the Additional Term Loans were subject to a 1.00% prepayment premium if made on or prior to November 5, 2023 and other breakage penalties, as defined in the Credit Agreement. Voluntary prepayments made after November 5, 2023 are not subject to any prepayment premium.
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
The Second Amendment provided for, among other things, an extension of the deadline for the Company to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023; the Company satisfied these requirements by the extended deadline. The Second Amendment added a requirement that the Company provide, within 30 days after the end of each month, an unaudited consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.
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
In addition, the Second Amendment provided that, no later than January 13, 2023 (or such later date as the Required Lenders shall agree in their discretion), the Company shall (i) appoint a financial advisor on terms reasonably acceptable to the Required Lenders and the Company for a term of at least six months, (ii) provide a 13-week budget to the Agent, and (iii) deliver a perfection certificate supplement updating certain information previously provided with respect to each of the Company and the Subsidiary Guarantors, including information regarding certain collateral and other assets owned by such parties. The Company timely satisfied each of these requirements.
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
Under the Third Amendment, the Company may elect to borrow on each of the loan facilities accruing interest at either an adjusted Term SOFR or an alternate base rate of interest. Term SOFR loans shall accrue interest at an annual rate equal to the applicable Term SOFR rate plus (i) an adjustment percentage equal to between 0.11448% and 0.42826%, depending on the term of the loan, provided that, the Adjusted Term SOFR shall never be less than 1.00% per annum, plus (ii) an applicable margin of 6.75% per annum for term loans maintained as SOFR loans or 9.50% per annum for revolving loans maintained as SOFR loans. Alternate base rate loans shall accrue interest at an annual rate equal to (i) the highest of (a) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 0.50%, (b) the Agent’s prime rate and (c) Adjusted Term SOFR for a one-month tenor plus 1.00% (the “Alternate Base Rate”), provided that, the Alternate Base Rate is subject to a floor of 2.00% per annum plus (ii) an applicable margin of 5.75% per annum for term loans maintained as Alternate Base Rate loans or 8.50% per annum for revolving loans maintained as Alternate Base Rate loans.
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
As part of acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024.
As part of the acquisition of Bolder BioPATH, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Bolder BioPATH in an aggregate principal amount of $1,500. As part of the working capital adjustment in March 2022, a reduction of the promissory note of $470 was recorded. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of May 1, 2026.
As part of the acquisition of Plato, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3,000. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023. The promissory notes were paid in full as of June 1, 2023.
As part of the acquisition of OBRC, the Company agreed to leave in place a payable owed by OBRC to the Seller in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. This extension did not affect the rights and remedies of any party to the stock purchase agreement, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.
As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments and principal payments on July 7, 2023, and on the maturity date, January 7, 2024.
Convertible Senior Notes
On September 27, 2021, the Company issued $140,000 principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.
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
As of September 30, 2023 and September 30, 2022, there were $4,172 and $5,060, respectively, in unamortized debt issuance costs related to the Notes. For the year ended September 30, 2023, the total interest expense was $11,089, including coupon interest expense of $4,515, accretion expense of $5,686, and the amortization of debt discount and issuance costs of $888. For the year ended September 30, 2022, the total interest expense was $10,624, including coupon interest expense of $4,613, accretion expense of $5,162, and the amortization of debt discount and issuance costs of $849.
The Notes are redeemable, in whole and not in part, at the Company’s option at any time on or after October 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per common share of the Company exceeds 130.00% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. The redemption price is a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling the Notes for redemption pursuant to the provisions described in this paragraph will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time.
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
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25.00% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
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
In the first quarter of 2022, the Company adopted Accounting Standards Update (“ASU”) ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). The update simplifies the accounting for convertible debt instruments and convertible preferred shares by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. As a result of the approval of the increase in authorized shares on November 4, 2021 (see Note 13 – Stockholders Equity and Loss Per Share), the Note conversion rights met all equity classification criteria in ASC 815. As a result, the derivative liability was remeasured as of November 4, 2021 and reclassified out of long-term liabilities and into additional paid-in capital.
Based upon the above, the Company remeasured and reclassified to additional paid-in capital the fair value of the embedded derivative as of November 4, 2021, which resulted in a fair value measurement of $88,576 and a loss on remeasurement included in other income (loss) for the fiscal year ended September 30, 2022of $56,714.
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

8.    SUPPLEMENTAL BALANCE SHEET INFORMATION
As of September 30, 2023 and 2022, one client of the RMS segment made up 13.6% and 20.4% , respectively, of the Company's total trade receivables balance.
Trade receivables and contract assets, net consisted of the following:

	September 30, 2023	September 30, 2022
Trade receivables	$77,618	$88,867
Unbilled revenue	17,211	17,474
Total	94,829	106,341
Less: Allowance for credit losses	(7,446)	(6,268)
Trade receivables and contract assets, net of allowances for credit losses	$87,383	$100,073
Inventories, net consisted of the following:

	September 30, 2023	September 30, 2022
Raw materials	$2,259	$1,757
Work in progress	124	186
Finished goods	4,439	4,933
Research Model Inventory	52,524	68,055
Total	59,346	74,931
Less: Obsolescence reserve	(3,244)	(3,490)
Inventories, net	$56,102	$71,441
Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	September 30, 2022
Advances to suppliers	$19,247	$30,292
Prepaid research models	4,300	3,575
Tax-related receivables	1,813	366
Note receivable	1,226	—
Other	6,822	8,250
Prepaid expenses and other current assets	$33,408	$42,483
The composition of other assets is as follows:

	September 30, 2023	September 30, 2022
Long-term advances to suppliers	$3,681	$2,894
Funded status of defined benefit plan	3,036	1,573
Other	3,362	3,057
Other assets	$10,079	$7,524

The composition of property and equipment, net is as follows:

	September 30, 2023	September 30, 2022
Land and land improvements	$30,710	$20,025
Buildings and building improvements	120,932	110,572
Machinery and equipment	81,372	68,628
Furniture and fixtures	3,223	1,905
Other	3,664	—
Construction in progress	25,804	40,519
Total Cost	265,705	241,649
Accumulated depreciation	(74,637)	(55,450)
	$191,068	$186,199
Accrued expenses consisted of the following:

	September 30, 2023	September 30, 2022
Accrued compensation	$12,966	$17,460
Non-income taxes	4,596	1,200
Accrued interest	2,975	5,228
Other	5,239	11,913
Accrued expenses and other liabilities	$25,776	$35,801
The composition of fees invoiced in advance is as follows:

	September 30, 2023	September 30, 2022
Client deposits	$36,689	$39,222
Deferred revenue	18,933	29,420
Fees invoiced in advance	$55,622	$68,642
9.    POST EMPLOYMENT BENEFITS
Defined Benefit Plan
As a result of the Envigo acquisition, the Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed.

The following tables summarize the changes in the benefit obligation funded status of the Pension Plan and amounts reflected in the Company’s consolidated balance sheets as of September 30, 2023 and 2022.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2023	2022

Accumulated benefit obligation:	$12,957	$12,812

Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$12,812	$24,302
Interest cost	733	381
Benefits paid	(570)	(595)
Foreign currency translation adjustment	1,235	(3,370)
Actuarial gains	(1,253)	(7,906)
Projected benefit obligation at end of period	12,957	12,812

Change in fair value of plan assets:
Fair value of plan assets, beginning of period	$14,385	$21,269
Actual loss on plan assets	(427)	(3,948)
Employer contributions	1,226	1,059
Foreign currency translation adjustment	1,379	(3,400)
Benefits paid	(570)	(595)
Fair value of plan assets, end of period	15,993	14,385
Funded status	$3,036	$1,573
The net periodic benefit costs, which are presented within general and administrative expenses, under the Pension Plan were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2023	2022
Components of net periodic benefit expense:
Interest cost	733	381
Expected return on assets	(798)	(744)
Amortization of prior gain	(152)	—
Net periodic benefit cost	$(217)	$(363)
Gains Related to Changes in Benefit Obligation
The actuarial gains during the twelve months ended September 30, 2023 were primarily due to increased discount rate assumptions as a result of the continued trend of rising interest rates and updated plan cash commutation factors. The actuarial gains during the twelve months ended September 30, 2022 were due to a significant increase in the discount rate as a result of rising interest rates in the U.K. The remainder of the changes in both periods were cumulative translation adjustments and reductions in assets as a result of overall deterioration in markets, driven by increasing interest rates.
Assumptions
The major assumptions used in determining the net periodic benefit costs for the fiscal year ended September 30, 2023 and 2022:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2023	2022
Discount rate	5.33%	1.85%
Expected return on plan assets	4.96%	4.01%
Our expected return on plan asset assumption, used to determine benefit obligations, is based on historical long-term rates of return on investments. Many factors, including portfolio allocation, target portfolio allocation and expected expenses, are evaluated during the process of determining the expected return on plan assets.
Discount rates were determined for the defined benefit retirement plan at the measurement date to reflect the yield of a portfolio of high-quality bonds matched against the timing and amounts of projected future benefit payments.
At September 30, 2023, we are increasing our long-term rate of return assumption to 4.85% for pension plan assets. The major assumptions used in determining benefit obligations were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2023	2022
Discount rate	5.67%	5.33%
Rate of compensation increases	0.00%	0.00%
Pension Plan Assets
The Company maintains target allocation percentages among various asset categories based on an investment policy designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The Company’s investment policy is reviewed from time to time to ensure consistency with long-term objectives.
Plan assets distribution was as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2023	2022
Cash	3.31%	24.90%
Equity securities	2.35	6.20
Debt securities	91.23	49.50
Real estate mutual fund	1.20	5.90
Other	1.91	13.50
Total	100.00%	100.00%

The fair value of total plan assets by asset category and fair value hierarchy levels as of September 30, 2023 were as follows:

	Fair value as of September 30, 2023	Fair Value Measurements at Reporting Date Using:
		Level 1	Level 2	Level 3
Cash	$431	$431	$—	$—
Fixed income securities:
Investment grade corporate bonds	14,184	—	14,184	—
Other types of investments:
Multi-asset fund	1,378	—	1,378
Total	$15,993	$431	$15,562	$—
The method of calculation of the fair value of each level of investment is described in Note 2 - Summary of Significant Accounting Policies.
The fair value of total plan assets by asset category and fair value hierarchy levels as of September 30, 2022 were as follows:

	Fair value as of September 30, 2022	Fair Value Measurements at Reporting Date Using:
		Level 1	Level 2	Level 3
Cash	$409	$409	$—	$—
Fixed income securities:
Investment grade corporate bonds	4,408	—	4,408	—
Other types of investments:
Multi-asset fund	9,568	—	9,568	—
Total	$14,385	$409	$13,976	$—
The method of calculation of the fair value of each level of investment is described in Note 2 - Summary of Significant Accounting Policies.
Pension Funding and Payments
During the fiscal year ended September 30, 2023, the Company contributed $1,226 to the Pension Plan and does not expect to contribute any amounts to the Pension Plan within the next twelve months.
Estimated pension benefit payments expected to be paid in cash in each of the next five years and in the aggregate for the following five years thereafter are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Projected Benefit Payments	$786	$661	$787	$985	$827	$4,142	$8,188
Defined Contribution Plans
The Company has defined contribution benefit plans that cover its employees in the U.S., U.K. (the Group Personal Pension Plan) and the Netherlands. Defined contribution benefit expense for the twelve months ended September 30, 2023 and 2022 were $4,596 and $3,312, respectively.

10.    OTHER OPERATING EXPENSE
Other operating expense consisted of the following:

	Fiscal Year Ended September 30,
	2023	2022
Acquisition and integration costs	$1,228	$16,120
Restructuring costs[1]	4,625	8,564
Startup costs	6,858	5,687
Other costs	5,826	1,300
Acquisition-related stock compensation costs[2]	—	23,014
	$18,537	$54,685
1Restructuring costs represent costs incurred in connection with our site closures and site optimization strategy. See Note 11 – Restructuring and Assets Held for Sale for additional information.
2Refer to Note 3 - Business Combinations for further discussions around acquisition-related stock compensation costs related to the acquisition of Envigo.
11.    RESTRUCTURING AND ASSETS HELD FOR SALE
During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia. Further, the Company’s restructuring and site optimization plan includes the following sites, which were identified for relocation of operations: Dublin, Virginia, Gannat, France, Blackthorn, U.K., RMS St. Louis, Missouri, Spain, Boyertown, Pennsylvania, and Haslett, Michigan.
For the fiscal years ended September 30, 2023 and 2022, the Company incurred expenses that qualified as exit and disposal costs under GAAP. For the fiscal year ended September 30, 2023, the costs were immaterial and the Company does not expect further material charges as a result of the closures and planned site consolidations. For the fiscal year ended September 30, 2022, costs included employee severance and other costs related to workforce reductions (“employee-related”) of $2,159 and other exit costs (“other”) of $5,351, which primarily related to inventory write-downs related to the exit of the Cumberland facility and costs to maintain the facilities until each facility had been exited. Exit and disposal costs were charged to other operating expense. During the fiscal year ended September 30, 2022, payments of $764 and $3,276 were made for employee-related and other costs, respectively. The remaining exit and disposal costs in fiscal 2022 were non-cash expenses. As of September 30, 2023 and 2022, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $585 and $1,395, respectively. As of September 30, 2023, the property and equipment related to the facilities at Haslett, Cumberland, Gannat, Blackthorn and Spain were presented within assets held for sale.
Cumberland and Dublin

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia (“Cumberland facility”) and to close and relocate its operations in Dublin, Virginia (“Dublin facility”) into its other existing facilities, as a part of the Company’s restructuring and site optimization plan. The Cumberland facility exit was also a part of the settlement, as further described in Note 16 – Contingencies. The Cumberland facility exit was completed in September 2022 and the Dublin facility transition was completed in November 2022. The Company determined that the carrying value exceeded the fair value of the real property at the Cumberland and Dublin facilities less costs to sell. As a result, asset impairment charges of $890 and $1,054 were recorded within the RMS reportable segment during the fiscal years ended September 30, 2023 and 2022, respectively. The real property of the Cumberland facility initially met the criteria for assets held for sale as of March 31, 2023 and continued to meet the criteria for assets held for sale as of September 30, 2023. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.
Gannat, Blackthorn, Spain and RMS St. Louis
During the fiscal year ended September 30, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023, and the consolidation of the operations at the Blackthorn facility with the operations in Hillcrest, U.K. is expected to be complete by the end of March 2024. In July 2023, the Company decided to close its Spain facility. The exit of the facility in Spain was completed in September 2023 and was sold subsequent to year-end in November 2023. As of June 30, 2023, the real property of the Gannat and

Blackthorn facilities initially met the criteria for assets held for sale, the real property of the Spain facility initially met the criteria for assets held for sale as of September 30, 2023, and all three facilities continued to meet the criteria for assets held for sale as of September 30, 2023. The RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn, Spain and RMS St. Louis facilities were within the RMS reportable segment.
Boyertown and Haslett
Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023. The Boyertown facility was sold in September 2023. The real property of the Haslett facility initially met the criteria for assets held for sale as of March 31, 2023, and continued to meet the criteria for assets held for sale as of September 30, 2023.
Israel
As of December 31, 2022, the assets and liabilities related to the Israel RMS and Israel CRS businesses (the “Israeli Businesses”) initially met the held for sale criteria and, in August 2023, the Company sold its ownership interest in the Israeli Businesses, which were previously reflected in the RMS reportable segment.
Consideration for the sale consisted of (i) $1,000 in cash, (ii) an excess cash adjustment of $316, (iii) real property valued at $3,700, and (iv) a promissory note receivable in the aggregate amount of $2,453. The promissory note bears interest at a rate of 5.00% per annum, with quarterly payments of interest and principal payments on the first anniversary of the closing date and at maturity on August 29, 2025. The sale includes the Company’s 100.00% ownership in Israel RMS and Israel RMS’s 62.50% ownership interest in Israel CRS. Prior to the sale, the management team owned a 37.50% non-controlling ownership position in Israel CRS. The gain of $1,377 on the sale is presented within other income (expense). The combined (loss) income before taxes of the Israeli Businesses for fiscal years ended September 30, 2023 and 2022, was $62 and $4,245, respectively.
12.    LEASES
Right-of-use ("ROU") lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

	September 30, 2023	September 30, 2022
Operating ROU assets, net	$38,866	$32,489

Current portion of operating lease liabilities	10,282	7,982
Long-term operating lease liabilities	29,614	24,854
Total operating lease liabilities	$39,896	$32,836
The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2023 was primarily due to entering into leases for two facilities in Maryland. The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2022 was primarily attributable to acquisitions as described in Note 3 - Business Combinations and further increased due to entering into the lease for our facility in Rockville, Maryland.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the twelve months ended September 30, 2023 and 2022 were:

	Fiscal Year Ended September 30,
	2023	2022
Operating lease costs:
Fixed operating lease costs	$11,790	$9,415
Short-term lease costs	175	108
Lease income	(3,039)	(2,067)
The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2023	2022
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,252	$8,540

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$15,831	$31,697
The weighted average remaining lease term and discount rate for the Company’s operating leases as of September 30, 2023 and 2022 were:

	Fiscal Years Ended September 30,
	2023	2022
Weighted-average remaining lease term (in years)
Operating lease	6.71	5.58
Weighted-average discount rate (in percentages)
Operating lease	9.36%	6.90%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of September 30, 2023, maturities of operating lease liabilities for each of the following five years and a total thereafter were as follows:

Operating Leases
2024	$10,797
2025	9,060
2026	7,995
2027	6,119
2028	4,752
Thereafter	18,531
Total minimum future lease payments	57,254
Less interest	(17,358)
Total lease liability	39,896
13.    STOCKHOLDERS EQUITY AND LOSS PER SHARE
All values within this Note 13 are not presented in thousands.
Stockholders’ Equity
Preferred Shares
As of September 30, 2023 and 2022, no preferred shares were outstanding.
Increase in Authorized Shares and Equity Plan Reserve
On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. See Note 14 - Stock-Based Compensation for further information about the Equity Plan.
Stock Issued in Connection with Acquisitions
During the fiscal years ended September 30, 2023 and 2022, 0 and 9,573,210 common shares, respectively, were issued in relation to acquisitions. See Note 3 – Business Combinations for further discussion of consideration for each acquisition.
Loss Per Share
The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

(in thousands)	Fiscal Years Ended September 30,
	2023	2022
Numerator:
Consolidated net loss	$(104,902)	$(337,262)
Less: Net income (loss) attributable to noncontrolling interests	238	(244)
Net loss attributable to common shareholders	(105,140)	(337,018)

Denominator:
Weighted-average shares outstanding - Basic and Diluted	25,641	24,354
Anti-dilutive common share equivalents (1)	5,763	5,540
(1) Anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 shares of common stock issuable upon conversion in connection with the convertible debt entered into on September 27, 2021.These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted loss per share for those periods because their inclusion would have had an anti-dilutive effect.
Accumulated Other Comprehensive Loss
Within the statement of operations, foreign exchange gains and losses are recognized as a result of translations of non-functional currencies. In relation to the translation into U.S. dollars, except for defined benefit pension costs of the Pension Plan, the assets and liabilities of foreign operations are translated using the current exchange rate. For those operations, changes in exchange rates generally do not affect cash flows; therefore, resulting translation adjustments are made in shareholders' equity rather than in the consolidated statements of operations. The Pension Plan relates to a U.K. subsidiary, which currently records a valuation allowance against its net deferred tax assets.
As a result, income tax effects on the net activity have not been presented related to each component of other comprehensive loss for the fiscal years ended September 30, 2023 and 2022.
14.    STOCK-BASED COMPENSATION
Summary of Equity Plans and Activity
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock (“RSAs”), and restricted stock units (“RSUs”).
During fiscal years 2023 and 2022, the following were share-based awards made to certain employees and their general terms and conditions are:
•Stock options, which entitle the holder to purchase a specified number of shares of common stock at an exercise price equal to the closing market price of common stock on the date of grant; typically vest over 3 years; and typically expire 10 years from date of grant or 30 days post-termination. In the case of the options issued in relation to the Envigo acquisition, the options expire 10 years from date of grant or 1 year post-termination.
•RSAs, which are shares granted at no cost on the grant date and typically vest over 2 years. With respect to RSAs, recipients do have voting rights on the stock during the vesting period.
•RSUs, which represent an unsecured promise to grant at no cost a set number of shares of common stock upon the completion of the vesting schedule, and typically vest from 1 to 5 years. With respect to RSUs, recipients do not have voting rights on the stock during the vesting period.

In March 2018, the Company's shareholders approved the amendment and restatement of the 2008 Stock Option Plan in the form of the Amended and Restated 2018 Equity Incentive Plan (as amended, the “Equity Plan”). Since March 2018, the Equity Plan has been amended three times:
(i)in March 2020, the Company's shareholders approved an amendment to increase the number of shares issuable under the Equity Plan by 700,000 shares and to make corresponding changes to the number of shares issuable as incentive options and as RSAs or RSUs;
(ii)in November 2021, the Company's shareholders approved an amendment to the Equity Plan to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to the Equity Plan; and
(iii)in March 2022, the Company's shareholders approved an amendment to remove certain limitations on the number of stock options, stock appreciation rights, RSAs and RSUs that could be awarded to an employee participant in any fiscal year.
The Company currently grants equity awards from the Equity Plan. At September 30, 2023, 362,361 shares remained available for grants under the Equity Plan.
The Company recognizes expense for all awards subject to graded vesting using the straight-line attribution method. The Company adjusts stock-based compensation expense for forfeitures in the period that a forfeiture occurs. The Company expenses the estimated fair value of stock options over the vesting periods of the grants.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Years Ended September 30,
	2023	2022
General and administrative	$7,844	$5,960
Other operating expense	—	23,014
Stock-based compensation, before income taxes	7,844	28,974
Provision for income taxes	(311)	(5,123)
Stock-based compensation, net of income taxes	$7,533	$23,851
No stock-based compensation related costs were capitalized in fiscal years 2023 and 2022.
The weighted-average assumptions used to compute the fair value of options granted under the Black-Scholes model for the fiscal years ended September 30, 2023 and 2022 were as follows:

	2023	2022
Risk-free interest rate	4.29%	1.24%
Dividend yield	—%	—%
Volatility of the expected market price of the Company’s common shares	100.59%	76.62%
Expected life of the options (years)	3.57	3.24
The volatility assumption used to determine the fair values of options granted for fiscal years 2023 and 2022 is based on historical stock price activity. Further, the assumptions presented for fiscal years 2023 and 2022 are inclusive of the options issued in relation to the Envigo acquisition. Refer to Note 3 - Business Combinations for further information related to those options.

A summary of the Company’s stock option activity and related information for the year ended September 30, 2023, is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2022	1,949	$12.54
Granted	166	8.42
Exercised	(43)	2.53
Cancelled	(325)	13.89
Outstanding as of September 30, 2023	1,747	$12.06	6.59	$474
Exercisable as of September 30, 2023	1,310	$10.50	5.90	$474
Expected to vest as of September 30, 2023	437	$16.73	8.67	$—
The weighted-average grant date fair value of stock options granted was $5.72 and $32.56 for fiscal years 2023 and 2022, respectively.
The total intrinsic value of options exercised during fiscal years 2023 and 2022 was $230 and $1,830, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
A summary of the Company’s RSA activity for the year ended September 30, 2023 is as follows:

	Restricted Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding (non-vested) – September 30, 2022	149	$16.09
Granted	16	$6.56
Vested	(107)	$11.20
Forfeited	(17)	$17.60
Outstanding (non-vested) – September 30, 2023	39	$25.03
As of September 30, 2023, the total unrecognized compensation cost related to unvested restricted shares was $124 and is expected to be recognized over a weighted-average service period of 0.70 years. The total fair value of the restricted shares granted during the fiscal years ended September 30, 2023 and 2022 was $102 and $1,197, respectively. The total fair value of restricted shares vested during the fiscal years ended September 30, 2023 and 2022 was $620 and $4,580, respectively.
A summary of the Company’s RSUs for the year ended September 30, 2023 is as follows:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding (non-vested) – September 30, 2022	551	$23.82
Granted	546	$7.16
Vested	(137)	$24.28
Forfeited	(23)	$12.67
Outstanding (non-vested) – September 30, 2023	936	$14.29
As of September 30, 2023, the total unrecognized compensation cost related to unvested restricted stock units was $10,141 and is expected to be recognized over a weighted-average service period of 2.54 years. The total fair value of the restricted stock units granted during the fiscal years ended September 30, 2023 and 2022 was $3,908 and $13,067, respectively. The total fair value of restricted stock units vested during the fiscal years ended September 30, 2023 and 2022 was $940 and $0, respectively.
15.    INCOME TAXES
The components of loss before income taxes are presented below:

	2023	2022

Loss before income taxes:
U.S.	$(121,245)	$(338,565)
Non-U.S.	(2,997)	(13,884)
Total loss before income taxes	$(124,242)	$(352,449)
Significant components of our deferred tax assets and liabilities are as follows:

	As of September 30,
	2023	2022
Deferred tax assets:
Inventory	$2,792	$1,461
Allowance for credit losses	1,487	1,288
Accrued compensation and vacation	515	2,574
Domestic net operating loss carryforwards	8,813	8,837
Foreign net operating loss carryforwards	11,302	8,276
Foreign tax credit carryforwards	2,811	769
Unrealized foreign exchange	400	1,191
Capital loss carryforward	1,693	—
Stock compensation expense	3,059	2,999
Business Interest Limitation	10,615	3,137
Lease liabilities	9,878	9,071
Goodwill	9,468	—
Other	356	608
Total deferred tax assets	63,189	40,211

Deferred tax liabilities:
Prepaid expenses	(643)	(483)
Lease ROU assets	(9,511)	(8,941)
Accreted interest on convertible debt	(7,170)	(8,586)
Basis difference for property and equipment	(12,689)	(12,300)
Basis difference for intangible assets	(66,865)	(76,307)
Goodwill	—	(267)
Total deferred tax liabilities	(96,878)	(106,884)

Total net deferred tax liabilities	(33,689)	(66,673)

Valuation allowance for net deferred tax assets	(16,375)	(10,354)

Net deferred tax liabilities	$(50,064)	$(77,027)

Significant components of the benefit for income taxes were as follows for the years ended September 30, 2023 and 2022:

	2023	2022
Current:
Federal	$4,490	$61
State and local	967	496
Foreign	944	1,674
Deferred:
Federal	(20,560)	(12,494)
State and local	(4,807)	(4,911)
Foreign	(374)	(13)
Income tax benefit	$(19,340)	$(15,187)
The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	Fiscal Years Ended September 30
	2023	2022
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	3.3%	2.6%
Loss on Fair Value Remeasurement of Embedded Derivative	—%	(2.9)%
Goodwill	(3.5)%	(16.4)%
Impact of foreign operations	(0.3)%	0.3%
Sale of Israel	(0.8)%	—%
Other	1.1%	(0.7)%
Valuation allowance changes	(5.2)%	0.4%
Effective income tax rate	15.6%	4.3%
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
The Company’s U.S. tax reporting group has a cumulative three-year loss. The valuation allowance related to the Company’s U.S. tax reporting group as of September 30, 2023 and 2022 was $4,618 and $0, respectively, and the valuation allowance related to the Company's non-U.S. entities was $11,757 and $10,354, respectively, as the Company does not believe that certain deferred tax assets will be realized in the foreseeable future. Payments made in fiscal years 2023 and 2022 for income taxes, net of refunds, amounted to $7,146 and $479, respectively.
The Company’s non-U.S. subsidiaries’ cumulative undistributed earnings, projected as of September 30, 2023, are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or withholding taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability for the amount indefinitely reinvested is not practicable due to the complexities in the tax laws and assumptions we would have to make. As of November 5, 2021, with the acquisition of Envigo, the Company adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of September 30, 2023.
At September 30, 2023, the Company had domestic net operating loss carryforwards for federal tax purposes of $23,927, all of which may be carried forward indefinitely. State and local loss carryforwards totaled approximately $67,591. The majority expire from September 30, 2028 through 2042; however, approximately $21,911 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017. The Company had non-U.S. net operating loss carryforwards of $44,412, which have been fully offset by valuation allowance. These losses may be carried forward indefinitely.
The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. As of September 30, 2023, there were no material uncertain tax positions based on any federal or state tax position. In fiscal year 2022, the Company established an uncertain tax position of $1,861 in accordance with ASC 805-740 to directly offset acquired foreign net operating losses of $2,222 within the foreign net deferred tax liability. The position was settled during fiscal year 2023.
The Company is no longer subject to U.S. Federal tax examinations for years before 2018 or state and local for years before 2017, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.
16.    CONTINGENCIES

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo RMS and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. The MOU provides that the parties will negotiate and enter into a definitive settlement agreement, which will be subject to court approval. The MOU contains no admission of liability or wrongdoing by Envigo RMS. The MOU provides that, if the settlement is approved by the court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the court’s final approval of the settlement, and the following ones in the three subsequent quarters. While the timeline for final court approval is not yet determined, the Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other liabilities.

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

On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1). The derivative action asserts claims for breach of fiduciary duty, unjust enrichment, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s NHP business. On August 24, 2023, this derivative action was transferred to the Tippecanoe County Circuit Court and consolidated with the derivative action captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court). The consolidated action remains stayed pending resolution of a motion to dismiss in the securities class action.

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

On May 18, 2022, the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. In 2022, EGSI and Inotiv received grand jury subpoenas and other requests from the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) for documents and information related to the companies’ compliance with the Animal Welfare Act (“AWA”), the Clean Water Act (“CWA”), the Virginia State Water Control Law and local pretreatment requirements from January 2017 to present. On July 23, 2023, EGSI and Inotiv received a grand jury subpoena from USAO-WDVA for documents related to the Cumberland facility’s compliance with the Clean Air Act, Virginia Air Pollution Control Laws and Regulations, and local requirements from January 1, 2017 to present. Also on July 23, 2023, Inotiv received a grand jury subpoena from USAO-WDVA for documents and information related to the Company’s Alice, Texas facilities’ compliance with the CWA, the Texas State Water Control Law, and local pretreatment requirements from January 1, 2020 to present. Certain current and former employees have also received subpoenas for testimony and documents related to these matters. The Company is continuing to cooperate with USAO-WDVA and other involved authorities, and is evaluating the potential to resolve the matter. While an unfavorable outcome is probable, the Company cannot predict whether or when it will be able to resolve the matter or reasonably estimate the range of loss.

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

On June 15, 2021, EGSI, a subsidiary of the Company acquired in the Envigo acquisition, received a grand jury subpoena requested by the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) for the production of documents related to the procurement of NHPs from foreign suppliers for the period January 1, 2018 through June 1, 2021. The subpoena relates to an earlier grand jury subpoena requested by the USAO-SDFL and received by EGSI’s predecessor entity, Covance Research Products, in April 2019. Envigo acquired EGSI from Covance, Inc., a subsidiary of Laboratory Corporation of America Holdings, in June 2019. As of the filing date of this report, the Company has not received any additional subpoenas related to this matter.

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

Consistent with Company policy, the Company is cooperating with USAO-SDFL in connection with the matters described herein.

On May 23, 2023, Inotiv received a voluntary request from the U.S. Securities and Exchange Commission (“SEC”) seeking documents and information for the period December 1, 2017 to the present regarding the Company, EGSI, and OBRC’s importation of NHPs from Asia, including information relating to whether their importation practices complied with the U.S. Foreign Corrupt Practices Act. The Company is cooperating with the SEC.

17.    SUBSEQUENT EVENTS

On December 5, 2023, the Company entered into a transition services agreement with Vanguard Supply Chain Solutions ("VSCS"). Inotiv will be partnering with VSCS, one of the Company’s current providers of transportation services, to enable the in-house integration of Inotiv’s North American transportation operations. Through September 30, 2023, the Company included the operating results in our consolidated statement of operations, as VSCS was accounted for as a variable interest entity. The Company is assessing the transition for accounting and tax impacts, which would be included in the quarterly report for quarter ending December 31, 2023.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Senior Vice President of Finance (our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure ("Management").

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the conclusion by Management that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, Management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of Management and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
b.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
c.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of September 30, 2022, Management excluded several of the Company’s previous acquisitions from its assessment of the effectiveness of internal control over financial reporting as permitted by applicable rules. Management's assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, now includes all previous acquisitions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, Management concluded that, as of September 30, 2023, the Company’s internal control over financial reporting was not effective, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of September 30, 2023:

a.Management did not design and maintain effective controls over information technology general controls (ITGCs) for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023; and

b.Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023.

As a result of the material weaknesses described above, the Company’s management has concluded that, as of September 30, 2023, our internal control over financial reporting was ineffective. The material weaknesses did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report also audited the effectiveness of our internal control over financial reporting and has issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, as set forth below.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

As of the date of this Annual Report on Form 10-K, management has updated the design of several of its controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, described above. However, there remain several controls and processes that management continues to re-assess, including the design of controls and modifying processes to improve our internal control over financial reporting. Management’s remediation efforts have included but are not limited to: (i) hiring additional accounting personnel, (ii) hiring key IT personnel with appropriate technical and internal control-related skillsets, and (iii) implementing an internal team dedicated to oversight of control and process design. Management’s ongoing remediation efforts include: (i) improving consistency in ITGCs supported by standard operating procedures to govern the authorization, testing and approval of changes to IT systems supporting all of the Company’s internal control processes, including the implementation of certain applications to achieve these operating procedures, (ii) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures, (iii) designing, implementing, reviewing, analyzing, and properly documenting our review and approval controls, as it relates to ITGCs, account reconciliations, journal entries and estimates, and (iv) continuing to provide training to personnel related to ensuring the accuracy and completeness of data used in the performance of the internal controls.

The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

As of September 30, 2022, management had excluded several of its previous acquisitions from its assessment of internal control over financial reporting; however, management's assessment as of September 30, 2023, as described above, now includes the operations of all previous acquisitions. Except for the remediation efforts related to the material weaknesses in internal control over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Compliance with Section 16(a) of the Exchange Act and Corporate Governance
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2024 Proxy Statement under the sections captioned “Election of Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2024 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.
Executive Officers
The information included under the caption “Information about our Executive Officers” in Part I, Item 1 herein is incorporated herein by reference in response to this item.

Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2024 Proxy Statement under the section captioned “Committees and Meetings of the Board of Directors” and is incorporated herein by reference thereto.
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
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the captions “Compensation of Executive Officers” and “Non-employee Director Compensation and Benefits.”
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the 2024 Proxy Statement under the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the captions “Family Relationships” and “Certain Relationships and Related Transactions.”
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this Report.
1.Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Report.
2.Financial Statement Schedules: Schedules are not required, are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.
3.Exhibits: See Index to Exhibits, which is incorporated herein by reference.
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

	2.7
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 15, 2023).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc., as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

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

10.29	Employment Agreement, dated January 27, 2022, between the Company and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 31, 2022).*

10.30	Offer Letter from the Company to Beth A. Taylor, dated February 20, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

	10.31	Offer Letter from the Company to John Greg Beattie, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).*

	10.32	Offer Letter from the Company to Jeff Krupp, dated December 29, 2021 (filed herewith)*

	10.33	Offer Letter from the Company to Brennan Freeman, dated June 18, 2021 (filed herewith)*

	10.34	Offer Letter from the Company to Andrea Castetter, dated October 13, 2023 (filed herewith)*

	10.35	Employment Agreement between the Company and Mike Garrett, dated June 4, 2019 (filed herewith)*

(16)	16.1	Letter from RSM US LLP (incorporated by reference to Exhibit 16.1 to Form 8-K filed November 5, 2021).

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young US LLP (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

(97)	97.1	Inotiv, Inc. Compensation Recovery Policy (filed herewith).

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL).
_________________________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTIV, INC.

Date: December 11, 2023	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert W. Leasure, Jr.	President, Chief Executive Officer	December 11, 2023
Robert W. Leasure, Jr.	and Director (Principal Executive Officer)

/s/ Beth A. Taylor	Chief Financial Officer and Senior Vice President of Finance	December 11, 2023
Beth A. Taylor	(Principal Financial Officer)

/s/ Brennan Freeman	Vice President of Finance and Corporate Controller	December 11, 2023
Brennan Freeman	(Principal Accounting Officer)

/s/ Gregory C. Davis	Chairman of the Board of Directors	December 11, 2023
Gregory C. Davis, Ph.D.

/s/ Nigel Brown	Director	December 11, 2023
Nigel Brown, Ph.D.

/s/ David Landman	Director	December 11, 2023
David Landman

/s/ Terry Coelho	Director	December 11, 2023
Terry Coelho

/s/ R. Matthew Neff	Director	December 11, 2023
R. Matthew Neff

/s/ John E. Sagartz	Director	December 11, 2023
John E. Sagartz, DVM, Ph.D., DACVP