Form 10-Q
period 2023-12-31
Inotiv, Inc.
filed 2024-02-07
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller Reporting Company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of January 31, 2024, 25,790,680 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2023 (Unaudited) and September 30, 2023	5
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2023 and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended December 31, 2023 and 2022 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three Months Ended December 31, 2023 and 2022 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2023 and 2022 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4	Controls and Procedures	43

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	45
Item 1A	Risk Factors	45
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3	Defaults Upon Senior Securities	45
Item 4	Mine Safety Disclosures	45
Item 5	Other Information	45
Item 6	Exhibits	46
	Signatures	47

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,001	$35,492
Trade receivables and contract assets, net of allowances for credit losses of $6,313 and $7,446, respectively	89,849	87,383
Inventories, net	50,640	56,102
Prepaid expenses and other current assets	26,264	33,408
Assets held for sale	1,934	1,418
Total current assets	190,688	213,803

Property and equipment, net	191,536	191,068
Operating lease right-of-use assets, net	48,012	38,866
Goodwill	94,286	94,286
Other intangible assets, net	300,350	308,428
Other assets	10,638	10,079
Total assets	$835,510	$856,530

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$30,716	$32,564
Accrued expenses and other liabilities	23,436	25,776
Fees invoiced in advance	35,821	55,622
Current portion of long-term operating lease	11,105	10,282
Current portion of long-term debt	8,411	7,950
Total current liabilities	109,489	132,194
Long-term operating leases, net	38,074	29,614
Long-term debt, less current portion, net of debt issuance costs	370,931	369,795
Other long-term liabilities	17,967	6,373
Deferred tax liabilities, net	44,887	50,064
Total liabilities	581,348	588,040

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at December 31, 2023 and at September 30, 2023; 25,790,680 issued and outstanding at December 31, 2023 and 25,777,169 at September 30, 2023	6,409	6,406
Additional paid-in capital	715,282	715,696
Accumulated deficit	(469,106)	(453,278)
Accumulated other comprehensive income	1,577	330
Total equity attributable to common shareholders	254,162	269,154
Noncontrolling interest	—	(664)
Total shareholders’ equity and noncontrolling interest	254,162	268,490
Total liabilities and shareholders’ equity and noncontrolling interest	$835,510	$856,530
The accompanying notes are an integral part of the condensed consolidated financial statements

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Service revenue	$53,863	$50,048
Product revenue	81,638	72,706
Total revenue	135,501	122,754
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	39,077	34,001
Cost of products sold (excluding depreciation and amortization of intangible assets)	62,951	63,263
Selling	5,348	4,501
General and administrative	19,927	28,298
Depreciation and amortization of intangible assets	14,250	13,263
Other operating expense	3,319	3,639
Goodwill impairment loss	—	66,367
Operating loss	$(9,371)	$(90,578)
Other (expense) income:
Interest expense	(11,364)	(10,450)
Other income (expense)	1,413	(1,878)
Loss before income taxes	$(19,322)	$(102,906)
Income tax benefit	3,494	15,974
Consolidated net loss	$(15,828)	$(86,932)
Less: Net (loss) income attributable to noncontrolling interests	(440)	391
Net loss attributable to common shareholders	$(15,388)	$(87,323)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(0.60)	$(3.41)
Diluted	$(0.60)	$(3.41)
Weighted-average number of common shares outstanding:
Basic	25,764	25,603
Diluted	25,764	25,603
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Consolidated net loss	$(15,828)	$(86,932)
Foreign currency translation	1,164	5,107
Defined benefit plans:
Pension cost amortization	46	(54)
Foreign currency translation	37	241
Other comprehensive income, net of tax	1,247	5,294
Consolidated comprehensive loss	(14,581)	(81,638)
Less: Comprehensive (loss) income attributable to non-controlling interests	(440)	391
Comprehensive loss attributable to common stockholders	$(14,141)	$(82,029)
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands, except number of shares)
(Unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest	—	—	(2,309)	—	—	224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Operating activities:
Consolidated net loss	$(15,828)	$(86,932)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	14,250	13,263
Employee stock compensation expense	1,897	2,046
Changes in deferred taxes	(5,318)	(20,123)
Provision for expected credit losses	(438)	1,078
Amortization of debt issuance costs and original issue discount	846	732
Non-cash interest and accretion expense	1,688	1,446
Other non-cash operating activities	(1,249)	1,028
Goodwill impairment loss	—	66,367
Non-cash amortization of inventory fair value step-up	102	244
Changes in operating assets and liabilities:
Trade receivables and contract assets	(1,497)	21,999
Inventories	6,058	(4,204)
Prepaid expenses and other current assets	7,096	7,810
Operating lease right-of-use assets and liabilities, net	138	266
Accounts payable	(2,845)	1,169
Accrued expenses and other liabilities	(2,497)	(5,548)
Fees invoiced in advance	(20,012)	(7,796)
Other asset and liabilities, net	11,064	(255)
Net cash used in operating activities	(6,545)	(7,410)

Investing activities:
Capital expenditures	(5,572)	(8,369)
Proceeds from sale of property and equipment	1,529	211
Net cash used in investing activities	(4,043)	(8,158)

Financing activities:
Payments on revolving credit facility	—	(15,000)
Payments on senior term notes and delayed draw term loans	(691)	(688)
Borrowings on delayed draw term loan	—	35,000
Other financing activities, net	(2,230)	(928)
Net cash (used in) provided by financing activities	(2,921)	18,384

Effect of exchange rate changes on cash and cash equivalents	18	593

Net (decrease) increase in cash and cash equivalents	(13,491)	3,409
Less: cash, cash equivalents, and restricted cash held for sale	—	(1,569)
Cash, cash equivalents, and restricted cash at beginning of period	35,492	18,980
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$22,001	$20,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,068	$8,491
Income taxes paid, net	$298	$2,268
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except share amounts, unless otherwise indicated)
(Unaudited)
1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” and “Inotiv”) comprise a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Its products and services enable the discovery and development of new drugs and medical devices and facilitate better understanding of disease biology, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
As a result of the strategic acquisition of Envigo RMS Holding Corp. (“Envigo”) in November 2021, which added a complementary research model platform, our full spectrum solutions now span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).
Through the DSA segment, Inotiv supports the discovery, nonclinical development and clinical development needs of researchers and clinicians for primarily small molecule drug candidates, as well as biotherapeutics and biomedical devices. The Company's scientists have skills in analytical instrumentation development, chemistry, computer software development, histology, pathology, physiology, surgery, analytical chemistry, drug metabolism, pharmacokinetics, and toxicology to make the services and products we provide increasingly valuable to our current and potential clients. Inotiv's principal clients are companies whose scientists are engaged in analytical chemistry, drug safety evaluation, clinical trials, drug metabolism studies, pharmacokinetics and basic research, from small start-up biotechnology companies to some of the largest global pharmaceutical companies.

Through the RMS segment, Inotiv offers access to a wide range of small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas. The Company combines deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with its CRO business, Inotiv has the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Inotiv's principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

Operational Update

The Company's focus for the business within the RMS segment has continued to include navigating the global non-human primate ("NHP") market and executing on its site optimization plans. The site optimization activities are discussed further in Note 10 - Restructuring and Assets Held for Sale. On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the “November 16, 2022 event”). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation the Company has for the Cambodian NHPs in our inventory and their colonies, Inotiv resumed shipping a limited amount of Cambodian NHPs. In addition, the Company completed audits on site at its Cambodian supplier and the Company worked to establish even more robust procedures for future imports. Inotiv has focused on working with our suppliers and developing a long-term solution to establish procedures it can be comfortable assuring ourselves, and our clients, the Company only provides purpose bred NHPs from Cambodia. Inotiv has scientists inside and outside our organization working towards establishing new testing procedures for importing purpose bred Cambodian NHPs and meeting the needs of drug discovery and development in the U.S. In the meantime, the Company continued to import from countries outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants pursuant to its Credit Agreement for at least the next twelve months. The forecasted operating cash flows include the shipping of the remainder of the Company's existing Cambodian NHP inventory. See Note 6 - Debt for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to source and sell NHPs, its ability to fill its expanded DSA capacity, its ability to generate cash from other operating activities and its ability to manage its forecasted capital expenditures.
Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”), and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, the condensed consolidated financial statements for the three months ended December 31, 2023 and 2022 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at December 31, 2023. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results for the fiscal year ending September 30, 2024. Certain prior year amounts have been reclassified within the condensed consolidated statements of operations for consistency with the current year presentation. Specifically, depreciation expense has been combined with amortization of intangible assets. These reclassifications had no effect on the reported results of operations. Further, certain financing activities have been reclassified within the condensed consolidated statements of cash flows for consistency with the current year presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. These include, but are not limited to, management estimates in the calculation and timing of revenue recognition, pension liabilities, deferred tax assets and liabilities and the related valuation allowance. Although estimates are based upon management’s best estimate using historical experience, current events, and actions, actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and prior to December 23, 2023, a variable interest entity (“VIE”) it previously consolidated in accordance with GAAP. The VIE does not materially impact our net assets or net (loss) income. During December 2023, the Company entered into a transition services agreement with Vanguard Supply Chain Solutions ("VSCS"), one of the Company's transportation providers, to enable the in-house integration of Inotiv’s North American transportation operations. Following this transaction, Inotiv was no longer required to consolidate this entity. Subsequent to December 31, 2023, the Company successfully completed the in-house integration of its North American transportation operations.
The Company accounts for noncontrolling interests in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). ASC 810 requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the parent’s equity. The noncontrolling interests’ portion of net loss is presented on the condensed consolidated statements of operations.

Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2023, and there have been no material changes to those significant accounting policies.
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
During the three months ended December 31, 2023 and 2022, one client accounted for 22.4% and 21.7% of sales, respectively. During the three months ended December 31, 2023 and 2022, no vendors accounted for more than 10% of the sum of cost of services and cost of products.
2.    REVENUE FROM CONTRACTS WITH CLIENTS
DSA
The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line.
RMS
The RMS segment generates product revenue through the commercial production and sale of research models, diets and bedding and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services ("GEMS"), client-owned animal colony care, and health monitoring and diagnostics services related to research models.
Contract Assets and Liabilities from Contracts with Clients
The timing of revenue recognition, billings and cash collections results in billed receivables (trade receivables), contract assets (unbilled revenue), and contract liabilities (client deposits and deferred revenue) on the condensed consolidated balance sheets. The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (client deposits and deferred revenue):

	Balance at December 31, 2023	Balance at September 30, 2023
Contract assets: Trade receivables	$78,472	$77,618
Contract assets: Unbilled revenue	17,690	17,211
Contract liabilities: Client deposits	16,562	36,689
Contract liabilities: Deferred revenue	19,259	18,933
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $18,164 and $10,220 of unpaid advanced client billings from both client receivables and deferred revenue as of December 31, 2023 and September 30, 2023, respectively.

Changes in the contract asset and the contract liability balances during the three months ended December 31, 2023 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 50.0% of unbilled revenue as of September 30, 2023, was billed during the three months ended December 31, 2023; and
•Changes in the time frame for a performance obligation to be satisfied – approximately 51.0% of deferred revenue as of September 30, 2023, was recognized as revenue during the three months ended December 31, 2023.
3.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
During the three months ended December 31, 2023 and 2022, the RMS segment recognized intersegment revenue of $896 and $1,125, respectively, related to sales to the DSA segment. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended December 31,
	2023	2022
Revenue
DSA:
Service revenue	$43,563	$39,971
Product revenue	1,135	1,122
RMS:
Service revenue	10,300	10,077
Product revenue	80,503	71,584
	$135,501	$122,754

Operating Income (Loss)
DSA	$1,593	$2,372
RMS	5,078	(71,272)
Unallocated Corporate	(16,042)	(21,678)
	$(9,371)	$(90,578)

Interest expense	(11,364)	(10,450)
Other income (expense)	1,413	(1,878)
Loss before income taxes	$(19,322)	$(102,906)

	Three Months Ended December 31,
	2023	2022
Depreciation and amortization:
DSA	$4,409	$3,980
RMS	9,737	9,283
Unallocated Corporate	104	—
	$14,250	$13,263

Capital expenditures:
DSA	$2,275	3,294
RMS	3,297	5,075
	$5,572	$8,369
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended December 31,
	2023	2022
United States	$111,769	$99,009
Netherlands	18,062	15,222
Other	5,670	8,523
	$135,501	$122,754
Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	December 31,	September 30,
	2023	2023
United States	$175,950	$178,021
Netherlands	6,873	6,656
Other	8,713	6,391
	$191,536	$191,068
4.    BUSINESS COMBINATIONS
The Company accounts for acquisitions in accordance with ASC 805, Business Combinations. The guidance requires consideration given, including contingent consideration, assets acquired, liabilities assumed and non-controlling interests to be valued at their fair market values at the acquisition date. The guidance further provides that: (1) in-process research and development will be recorded at fair value as an indefinite-lived intangible asset; (2) acquisition costs will generally be expensed as incurred; (3) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (4) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income -tax expense (benefit). ASC 805 requires that any excess of the purchase price over the fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.
Histion Acquisition
On April 25, 2022, the Company completed the acquisition of Histion, LLC (“Histion”), which was a strategic element of the Company’s expansion of its specialized pathology services. Consideration for the Histion acquisition consisted of (i) $950 in cash, subject to working capital adjustments, (ii) 17,618 of the Company’s common shares valued at $364 based on the closing stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433.
Protypia Acquisition
On July 7, 2022, the Company entered into a Stock Purchase Agreement with Protypia, Inc. (“Protypia”), which was a strategic element of the Company’s expansion of its mass spectrometry-based bioanalytical offerings, providing for the acquisition by the Company of all of the outstanding stock of Protypia on that date. Consideration for the Protypia stock consisted of (i) $9,460 in cash, subject to certain adjustments, (ii) 74,997 of the Company's common shares valued at $806 based on the opening stock price of the Company’s common shares as reported by Nasdaq on the closing date and (iii) $600 in seller notes.
The following table summarizes the final determination and allocation of the fair value of assets acquired and liabilities assumed as of the acquisition date:

July 7, 2022
Assets acquired and liabilities assumed:
Goodwill	6,002
Intangible assets	5,600
Other liabilities, net	(84)
Deferred tax liabilities	(652)
$10,866
Intangible assets primarily relate to client relationships and technology associated with the ability to perform specialized protein and peptide mass spectrometry analysis. The acquired definite-lived intangible assets are being amortized over a weighted-average estimated useful life of approximately 8.1 years on a straight-line basis. The estimated fair values of identifiable intangible assets were determined using the "income approach," which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life. Some of the significant assumptions inherent in the development of these asset valuations include the estimated net cash flows for each year for each asset or product (including revenues and EBITDA), the appropriate discount rate necessary to measure the risk inherent in each future cash flow stream, the life cycle of each asset, the potential regulatory and commercial success risk, and competitive trends impacting the asset and each cash flow stream, as well as other factors.
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

5.    INTANGIBLE ASSETS
The following table displays intangible assets, net by major class:

	December 31, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$317,492	$(61,771)	$255,722
Intellectual property	56,420	(13,868)	42,552
Other	4,837	(2,761)	2,076
	$378,749	$(78,400)	$300,350

	September 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$316,820	$(54,711)	$262,109
Intellectual property	56,337	(12,234)	44,103
Other	4,837	(2,621)	2,216
	$377,994	$(69,566)	$308,428
The decrease in intangible assets, net during the three months ended December 31, 2023 related to amortization over the applicable useful lives, partially offset by the impact of foreign exchange rates.
6.    DEBT
Long term debt as of December 31, 2023 and September 30, 2023 is detailed in the table below.

	December 31, 2023	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$545	$602
Seller Note – Preclinical Research Services	522	541
Seller Payable - Orient BioResource Center	3,664	3,649
Seller Note – Histion (Related party)	193	229
Seller Note – Protypia (Related party)	400	400
Economic Injury Disaster Loan	—	140
Convertible Senior Notes	112,174	110,651
Term Loan Facility, DDTL and Incremental Term Loans	272,419	272,930
	$389,917	$389,142
Less: Current portion	(8,411)	(7,950)
Less: Debt issuance costs not amortized	(10,575)	(11,397)
Total Long-term debt	$370,931	$369,795
Revolving Credit Facility
As of December 31, 2023 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the three months ended December 31, 2022.
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
Term Loan Facility, DDTL and Incremental Term Loans
Credit Agreement
On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.
The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrued interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 11.53% and 9.84% for the three months ended December 31, 2023 and 2022, respectively.
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
On January 7, 2022, the Company drew $35,000 on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 11.51% and 9.91% for the three months ended December 31, 2023 and 2022, respectively.

The Term Loan and the Initial DDTL will mature on November 5, 2026.
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
Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 11.64% and 9.84% for the three months ended December 31, 2023 and 2022, respectively.
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
As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024.
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
As part of the acquisition of Plato BioPharma, Inc. ("Plato"), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3,000. The promissory notes bore interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023. The promissory notes were paid in full as of June 1, 2023.
As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. This extension did not affect the rights and remedies of any party under the stock purchase agreement, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.
As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments and principal payments on July 7, 2023, and on the maturity date, January 7, 2024. These notes were paid in full on January 7, 2024.
Convertible Senior Notes
On September 27, 2021, the Company issued $140,000,000 principal amount of its 3.25% Convertible Senior Notes due 2027 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.
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
As of December 31, 2023 and September 30, 2023, there were $3,939 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2023, the total interest expense was $2,900, including coupon interest expense of $1,144, accretion expense of $1,523, and the amortization of debt discount and issuance costs of $233. During the three months ended December 31, 2022, the total interest expense was $2,765, including coupon interest expense of $1,163, accretion expense of $1,381, and the amortization of debt discount and issuance costs of $221.
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
In accordance with ASC 815, at issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. The convertible feature of the Notes is subject to fair value remeasurement as of each balance sheet date or until it meets equity classification requirements and is valued utilizing Level 3 inputs under the fair value measurement hierarchy. The discount resulting from the initial fair value of the embedded derivative will be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.
7.    SUPPLEMENTAL BALANCE SHEET INFORMATION
Trade receivables and contract assets, net consisted of the following:

	December 31,	September 30,
	2023	2023
Trade receivables	$78,472	$77,618
Unbilled revenue	17,690	17,211
Total	96,162	94,829
Less: Allowance for credit losses	(6,313)	(7,446)
Trade receivables and contract assets, net of allowances for credit losses	$89,849	$87,383
Inventories, net consisted of the following:

	December 31,	September 30,
	2023	2023
Raw materials	$2,184	$2,259
Work in progress	73	124
Finished goods	4,069	4,439
Research Model Inventory	47,634	52,524
Total	53,960	59,346
Less: Obsolescence reserve	(3,320)	(3,244)
Inventories, net	$50,640	$56,102

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2023	2023
Advances to suppliers	$13,773	$19,247
Prepaid research models	2,571	4,300
Tax-related receivables	2,375	1,813
Note receivable	1,447	1,226
Other	6,098	6,822
Prepaid expenses and other current assets	$26,264	$33,408
The composition of other assets is as follows:

	December 31,	September 30,
	2023	2023
Long-term advances to suppliers	$3,711	$3,681
Funded status of defined benefit plan	3,172	3,036
Other	3,756	3,362
Other assets	$10,638	$10,079
Accrued expenses consisted of the following:

	December 31,	September 30,
	2023	2023
Accrued compensation	$10,567	$12,966
Non-income taxes	5,149	4,596
Accrued interest	991	2,975
Other	6,729	5,239
Accrued expenses and other liabilities	$23,436	$25,776
The composition of fees invoiced in advance is as follows:

	December 31,	September 30,
	2023	2023
Client deposits	$16,562	$36,689
Deferred revenue	19,259	18,933
Fees invoiced in advance	$35,821	$55,622
The composition of other liabilities is as follows:

	December 31,	September 30,
	2023	2023
Long-term client deposits	$17,000	$5,250
Other	967	1,123
Other liabilities	$17,967	$6,373

8.    DEFINED BENEFIT PLAN
The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2024, the Company expects to contribute $0 to the Pension Plan. As of December 31, 2023, the funded status of the defined benefit plan obligation of $3,172 is included in other assets (non-current) in the condensed consolidated balance sheets.
The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended December 31,
	2023	2022
Components of net periodic costs:
Interest cost	$181	$182
Expected return on assets	(192)	(198)
Amortization of prior gain	(35)	(38)
Net periodic benefit costs	$(46)	$(54)
9.    OTHER OPERATING EXPENSE
Other operating expense consisted of the following:

	Three Months Ended December 31,
	2023	2022
Acquisition and integration costs	$70	$983
Restructuring costs[1]	1,034	266
Startup costs	830	1,505
Remediation costs	283	585
Other costs	1,102	300
	$3,319	$3,639
[1]Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy and the in-house integration of Inotiv’s North American transportation operations as discussed in Note 10 – Restructuring and Assets Held for Sale and Note 1 - Description of Business and Basis of Presentation, respectively.

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
For the three months ended December 31, 2023 and 2022, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. Further, as of December 31, 2023 and 2022, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $615 and $571, respectively. As of December 31, 2023, the property and equipment related to the facilities at Haslett, Cumberland, Dublin and Blackthorn were presented within assets held for sale.

Cumberland and Dublin
During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia (“Cumberland facility”) and to close and relocate its operations in Dublin, Virginia (“Dublin facility”) into its other existing facilities, as a part of the Company’s restructuring and site optimization plan. The Cumberland facility exit was also a part of the settlement, as further described in Note 14 – Contingencies. The Cumberland facility exit was completed in September 2022 and the Dublin facility transition was completed in November 2022. The real property of the Cumberland facility initially met the criteria for assets held for sale as of March 31, 2023 and continued to meet the criteria for assets held for sale as of December 31, 2023. The real property of the Dublin facility met the criteria for assets held for sale as of December 31, 2023. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.
Gannat, Blackthorn, Spain and RMS St. Louis
As of March 31, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023 and initially met the criteria for assets held for sale as of June 30, 2023. The Gannat facility was sold in December 2023. As of June 30, 2023, the real property of the Blackthorn facility initially met the criteria for assets held for sale and continued to meet the criteria for assets held for sale as of December 31, 2023. The consolidation of the operations at the Blackthorn facility with the operations in Hillcrest, U.K. is expected to be complete by the end of September 2024. In July 2023, the Company decided to close its Spain facility. The exit of the facility in Spain was completed in September 2023 and initially met the criteria for assets held for sale as of September 30, 2023. The facility in Spain was sold in November 2023. The RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn, Spain and RMS St. Louis facilities were within the RMS reportable segment.
Boyertown and Haslett
Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023. The Boyertown facility was sold in September 2023. The real property of the Haslett facility initially met the criteria for assets held for sale as of March 31, 2023 and continued to meet the criteria for assets held for sale as of December 31, 2023.
Israel
As of December 31, 2022, the assets and liabilities related to the Israel RMS and Israel CRS businesses (the “Israeli Businesses”) initially met the held for sale criteria and, in August 2023, the Company sold its ownership interest in the Israeli Businesses, which were previously reflected in the RMS reportable segment. Consideration for the sale consisted of (i) $1,000 in cash, (ii) an excess cash adjustment of $316, (iii) real property valued at $3,700, and (iv) a promissory note receivable in the aggregate amount of $2,453. The promissory note bears interest at a rate of 5.00% per annum, with quarterly payments of interest and principal payments on the first anniversary of the closing date and at maturity on August 29, 2025. The sale includes the Company’s 100.00% ownership in Israel RMS and Israel RMS’s 62.50% ownership interest in Israel CRS. Prior to the sale, the management team owned a 37.50% non-controlling ownership position in Israel CRS. The gain of $1,377 on the sale is presented within other income (expense) during fiscal year ended September 30, 2023.
11.    LEASES
The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes lease expense for the leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
The Company has various operating and finance leases for facilities and equipment. Facilities leases provide office, laboratory, warehouse, or land that the Company uses to conduct its operations. Facilities leases range in duration from one to 21 years, with either renewal options for additional terms as the initial lease term expires, or purchase options. Facilities leases are considered as either operating or financing leases.
Equipment leases provide for office equipment, laboratory equipment or services the Company uses to conduct its operations. Equipment leases range in duration from 21 to 84 months, with either subsequent annual renewals, additional terms as the initial lease term expires, or purchase options.
ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2023	September 30, 2023

Operating ROU assets, net	$48,012	$38,866

Current portion of operating lease liabilities	11,105	10,282
Long-term operating lease liabilities	38,074	29,614
Total operating lease liabilities	$49,179	$39,896
During the three months ended December 31, 2023 and 2022, the Company had operating lease amortization of $2,147 and $1,936, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended December 31, 2023 and 2022were:

	Three Months Ended December 31,
	2023	2022
Operating lease costs:
Fixed operating lease costs	$3,103	$2,592
Short-term lease costs	—	12
Lease income	(764)	(674)
Total operating lease cost	$2,339	$1,930
The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
	2023	2022
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,966	$2,351

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$11,392	$3,567

The weighted average remaining lease term and discount rate for the Company’s operating leases as of December 31, 2023 and 2022 were:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years)
Operating lease	8.96	5.97
Weighted-average discount rate (in percentages)
Operating lease	11.75%	6.97%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.
As of December 31, 2023, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

Operating Leases
2024 (remainder of fiscal year)	$8,854
2025	9,391
2026	10,035
2027	8,093
2028	6,611
Thereafter	47,809
Total minimum future lease payments	90,793
Less interest	(41,614)
Total lease liability	49,179
12.    EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE
Increase in Authorized Shares and Equity Plan Reserve
On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo acquisition. The amendment was effective on November 4, 2021. On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s 2018 Equity Incentive Plan (the “Equity Plan”) to increase the number of shares available for awards thereunder by 1,500,000 shares and to make certain corresponding changes to certain limitations in the Equity Plan. At December 31, 2023, 176,983 shares remained available for grants under the Equity Plan.
Stock-Based Compensation
The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended December 31, 2023 and 2022, was $1,897 and $2,046, respectively.
Loss per Share
The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

(in thousands)	Three Months Ended December 31,
	2023	2022
Numerator:
Consolidated net loss	$(15,828)	$(86,932)
Less: Net (loss) income attributable to noncontrolling interests	(440)	391
Net loss attributable to common shareholders	(15,388)	(87,323)

Denominator:
Weighted-average shares outstanding - Basic and diluted	25,764	25,603
Anti-dilutive common share equivalents (1)	5,796	5,369
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
The Company’s effective tax rates for the three months ended December 31, 2023 and 2022 were 18.1% and 15.5%, respectively. For the three months ended December 31, 2023, the Company’s effective tax rate was primarily driven by nondeductible expenses. For the three months ended December 31, 2022, the Company’s effective tax rate was primarily related to the impact on tax expense of certain book to tax differences on the deductibility of goodwill impairment and other permanent items.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. As of December 31, 2023, the Company had no material liability for uncertain tax positions.
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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) our ability to develop new services and products; (v) our ability to source animal research models; (vi) our ability to make capital expenditures, fund our operations and satisfy our obligations; (vii) global economic conditions, especially as they impact our markets; (viii) our cash position; (ix) our ability to successfully integrate the operations and personnel related to acquisitions; (x) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xi) our ability to develop and build infrastructure and teams to manage growth and projects; (xii) our ability to continue to retain and hire key talent; (xiii) our ability to market our services and products under our corporate name and relevant brand names; (xiv) our ability to service our outstanding indebtedness and to comply with financial covenants; (xv) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xvi) our ability to manage recurring and unusual costs; (xvii) our ability to execute on our restructuring and site optimization plans and to realize the expected benefits related to such actions; and (xviii) the impact of public health emergencies on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, and additional risks set forth in our filings with the Securities and Exchange Commission (the “SEC”). Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in subsequent filings with the SEC, many of which are beyond our control.
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
DSA

During the three months ended December 31, 2023, our focus for our business within the DSA segment revolved around maximizing the integration of service offerings from previous acquisitions and continuing to build out additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes over the last year, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing. Furthermore, the expansion activities at Fort Collins, Colorado, were completed by the end of October 2023 and the expanded site completed the validation of the facility and equipment in January 2024.

RMS

During the three months ended December 31, 2023, our focus for our business within the RMS segment included navigating the global non-human primate ("NHP") market, executing on our continued site optimization plans and executing new strategies to improve the efficiency and cost effectiveness of the transportation of our products. On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021, (the "November 16, 2022 event"). Also, as previously disclosed, two of the Company's subsidiaries, Inotiv Lams West, Inc. (formerly Orient BioResource Center, Inc.) ("OBRC") and Envigo, have received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S.

The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time of the November 16, 2022 event, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping an amount of Cambodian NHPs beginning in January 2023. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports.

Since the November 16, 2022 event, we have focused on working with our suppliers and developing a long-term solution to establish procedures we can be comfortable assuring ourselves and our clients we only provide purpose-bred NHPs from Cambodia. We have scientists inside and outside our organization working towards establishing new testing procedures for importing purpose-bred Cambodian NHPs and meeting the needs of drug discovery and development in the US. In the meantime, we continued to import from countries outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. While the volume of NHPs we sold to our RMS clients since the November 16, 2022 event was significantly lower than historically experienced, the lower volume was partially offset by an increase in the average selling price of NHPs.

During the first quarter of fiscal year 2023, we announced additional site consolidation plans in the U.S. and our intent to consult with employee representatives for a proposed consolidation of certain European and U.K. sites. Our site optimization plans are intended to allow us to reduce overhead and create efficiencies through scale. Since our announced site consolidation plan, we have completed all consolidations generally in line with our planned timeline. Refer to Note 10 – Restructuring and Assets Held for Sale in our consolidated financial statements contained in Part I, Item 1 for more information related to the site consolidations.
Financial Highlights During Three Months Ended December 31, 2023
•Revenue was $135.5 million during the three months ended December 31, 2023 as compared to $122.8 million during the three months ended December 31, 2022, driven by a $9.1 million, or 11.1%, increase in RMS revenue and a $3.6 million, or 8.8%, increase in DSA revenue.
•Consolidated net loss for Q1 FY 2024 was $15.8 million, or 11.7% of total revenue, compared to consolidated net loss of $86.9 million, or 70.8% of total revenue, in Q1 FY 2023.
•Book-to-bill ratio was 1.46x for the DSA services business.
•DSA backlog was $152.3 million at December 31, 2023, up from $147.9 million at December 31, 2022.

Results of Operations
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
DSA

(in millions, except percentages)	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$44.7	$41.1	$3.6	8.8%
Cost of revenue[1]	31.6	26.6	5.0	18.8%
Operating expenses[2]	7.0	8.1	(1.1)	(13.6)%
Depreciation and amortization of intangible assets	4.4	4.0	0.4	10.0%
Operating income[2,3,4]	$1.7	$2.4	$(0.7)	(29.2)%
Operating income % of total revenue	1.3%	2.0%
[1]Cost of revenue excludes depreciation and amortization of intangible assets, which are separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses, and exclude depreciation expense
[3]Goodwill impairment loss shown on the consolidated statement of operations only impacts the RMS Segment
[4]Table may not foot due to rounding
DSA revenue increased by $3.6 million in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in DSA revenue was primarily driven by the mix and pricing of general toxicology services and continued increases from genetic toxicology services in connection with new business at our Rockville facility, partially offset by a decrease in medical device surgical services due to cancellations we experienced in the fourth quarter of fiscal 2023 and delayed projects.
DSA operating income decreased by $0.7 million in the three months ended December 31, 2023 compared to the three months ended December 31, 2022. The increase in operating costs was primarily driven by cost increases related to the implementation and startup of new services along with general price increases seen for research models, operating supplies and compensation and benefits.

RMS

(in millions, except percentages)	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Revenue	$90.8	$81.7	$9.1	11.1%
Cost of revenue[1]	70.4	70.7	(0.3)	(0.4)%
Operating expenses[2]	5.6	6.6	(1.0)	(15.2)%
Depreciation and amortization of intangible assets	9.7	9.3	0.4	4.3%
Goodwill impairment loss[3,4]	—	66.4	(66.4)	(100.0)%
Operating income[2,3,4]	$5.1	$(71.3)	$76.4	(107.2)%
Operating income % of total revenue	3.8%	(58.1)%
[1]Cost of revenue excludes depreciation and amortization of intangible assets, which are separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses, and exclude depreciation expense
[3]Goodwill impairment loss shown on the consolidated statement of operations only impacts the RMS Segment
[4]Table may not foot due to rounding
RMS revenue increased by $9.1 million in the three months ended December 31, 2023 compared to the three months ended December 31, 2022.

RMS operating income was $5.1 million in the three months ended December 31, 2023, an increase of $76.4 million compared to the three months ended December 31, 2022, due primarily to the $66.4 million decrease in goodwill impairment and the revenue increase discussed above. Additionally, operating costs decreased primarily due to benefits experienced from the various site closures previously announced.
Unallocated Corporate

(in millions, except percentages)	Three Months Ended December 31,
	2023	2022	$ Change	% Change
Operating expenses	$15.9	$21.7	$(5.8)	(26.7)%
Depreciation	0.1	—	$0.1	100.0%
Operating loss	$(16.0)	$(21.7)	$5.7	(26.3)%
Operating loss % of total revenue[1,2]	(11.8)%	(17.7)%
[1]Operating loss includes selling, general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The $5.7 million decrease in operating loss was primarily driven by decreased compensation and benefits expense, third party fees, legal fees and acquisition and integration costs.
Other Expense
Other expense decreased by $2.4 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily driven by a decrease of $3.3 million in other expense due to increased foreign currency gains and an increase in gains from the sale of certain assets partially offset by a $0.9 million increase in interest expense as a result of increasing interest rates.
Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2023 and 2022 were 18.1% and 15.5%, respectively. For the three months ended December 31, 2023, the Company’s effective tax rate was primarily driven by nondeductible expenses. For the three months ended December 31, 2022, the Company’s effective tax rate was primarily related to the impact on tax expense of certain book to tax differences on the deductibility of goodwill impairment and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had consolidated net loss of $15.8 million for the three months ended December 31, 2023 as compared to $86.9 million during the three months ended December 31, 2022.
Liquidity and Capital Resources
At December 31, 2023, we had cash and cash equivalents of $22.0 million, compared to $35.5 million at September 30, 2023.

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

We have taken several additional steps designed to improve our liquidity, including our site optimization strategy which is intended to allow us to reduce overhead and create efficiencies through scale. We have executed and continue to execute our site optimization strategy as previously disclosed. During the three months ended December 31, 2023, we closed on the sale of our Spain and Gannat facilities. Subsequent to December 31, 2023, we entered into an agreement to sell the Haslett, Michigan facility. We continue to execute on our expansion of the Hillcrest, U.K. site ("Hillcrest") to accommodate the optimization plan for our Blackthorn, U.K. site. The Company recently entered into two new customer contracts which require further expansion at Hillcrest. In order to accommodate a customer’s immediate needs and to focus on new customer growth, the relocation of operating activities from Blackthorn into Hillcrest is expected to be completed in the fourth quarter of fiscal 2024. Our Cumberland and Dublin, Virginia and Blackthorn, U.K. facilities remain under their respective existing sale contracts as of December 31, 2023.
In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. We also took steps to reduce our budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Furthermore, we executed RMS price increases that began in January 2023. We also have identified and validated new NHP vendors outside of Cambodia to diversify our suppliers and increase our NHP supply. During the three months ended December 31, 2023, we sold NHPs purchased from a new vendor.
Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, we announced that we would be partnering with Vanguard Supply Chain Solutions LLC, a current provider of our transportation services, to enable the in-house integration of our North American transportation operations. By taking direct control of our transportation operations, we expect to achieve key efficiencies to strengthen internal operations, improve our outgoing supply chain, and bolster service and scientific continuity for clients. Subsequent to December 31, 2023, we completed the in-house integration of our North American transportation operations as described above.
The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants pursuant to its Credit Agreement for at least the next twelve months. The forecasted operating cash flows include the shipping of the remainder of the Company's existing Cambodian NHP inventory. See Note 6 - Debt included in our condensed consolidated financial statements contained in Part I, Item 1 for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to source and sell NHPs, its ability to fill its expanded DSA capacity, its ability to generate cash from other operating activities and its ability to manage its forecasted capital expenditures.
Comparative Cash Flow Analysis
Net cash used in operating activities was $6.5 million for the three months ended December 31, 2023 compared to $7.4 million for the three months ended December 31, 2022. Net cash used in operating activities in the three months ended December 31, 2023, was primarily driven by a consolidated net loss of $15.8 million, partially offset by non-cash charges of $11.8 million. Non-cash charges included, but are not limited to, $14.3 million for depreciation and amortization and $1.9 million for non-cash stock compensation expense, partially offset by changes in deferred taxes of $5.3 million. The change in net operating assets and liabilities was not significant for the three months ended December 31, 2023. The decreases in inventories and prepaid expenses and other current assets were driven by the timing of prepaid deposits for future NHP shipments, the shipment of NHPs and the collection of cash as it relates to the shipments to clients. There was a net decreases in fees invoiced in advance, other assets and liabilities, net, accounts payable, accrued expenses and trade receivables offsetting the decreases in assets noted above.
Net cash used in operating activities in the three months ended December 31, 2022 was primarily driven by a consolidated net loss of $86.9 million for the three months ended December 31, 2022, partially offset by a net increase in operating assets and liabilities of $13.4 million and a net increase in noncash charges of $66.1 million. Changes in noncash charges included, but are not limited to, $66.4 million for goodwill impairment loss, $13.3 million for depreciation and amortization, $2.0 million for non-cash stock compensation expense and non-cash interest and accretion of $1.4 million, partially offset by changes in deferred taxes of $20.1 million.

Net cash used in investing activities of $4.0 million in the three months ended December 31, 2023 was primarily due to capital expenditures of $5.6 million. The capital additions during the three months ended December 31, 2023 primarily consisted of investments in completing our DSA capacity expansions in Fort Collins, Colorado, infrastructure improvements in NHP facilities and renovations in the U.K. in order to complete expansion of Hillcrest for the new customer contracts and the consolidation of Blackthorn, enhancements in laboratory technology, and improvements for animal welfare.
Net cash used in investing activities of $8.2 million in the three months ended December 31, 2022 was due mainly to capital expenditures of $8.4 million. The capital additions during the three months ended December 31, 2022 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.
Net cash used in financing activities was $2.9 million in the three months ended December 31, 2023. The cash used in the three months ended December 31, 2023 primarily included principal payments of $0.7 million on the senior term notes and delayed draw term loans and other net financing payments of $2.2 million.
Net cash provided by financing activities was $18.4 million in the three months ended December 31, 2022. The cash provided in the three months ended December 31, 2022 primarily included borrowings on the delayed draw term loan of $35.0 million, partially offset by the repayment on the revolving loan facility of $15.0 million.
Capital Resources
Long-term debt as of December 31, 2023 and September 30, 2023 is detailed in the table below.

(in millions)	December 31, 2023	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$0.5	$0.6
Seller Note – Preclinical Research Services	0.5	0.5
Seller Payable - Orient BioResource Center	3.7	3.6
Seller Note – Histion (Related party)	0.2	0.2
Seller Note – Protypia (Related party)	0.4	0.4
Economic Injury Disaster Loan	—	0.1
Convertible Senior Notes	112.2	110.7
Term Loan Facility, DDTL and Incremental Term Loans	272.4	272.9
	$389.9	$389.1
Less: Current portion	(8.4)	(8.0)
Less: Debt issuance costs not amortized	(10.6)	(11.4)
Total Long-term debt	$370.9	$369.8
Note: Table may not foot due to rounding
Revolving Credit Facility
As of December 31, 2023 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the three months ended December 31, 2022.
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

Term Loan Facility, DDTL and Incremental Term Loans
Credit Agreement
On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165.0 million, a delayed draw term loan facility in the original principal amount of $35.0 million (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”), and a revolving credit facility in the original principal amount of $15.0 million. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.
The Company could have elected to borrow on each of the loan facilities at either an adjusted LIBOR rate of interest or an adjusted prime rate of interest. Adjusted LIBOR rate loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The LIBOR rate had to be a minimum of 1.00%. The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. Adjusted prime rate loans accrued interest at an annual rate equal to the prime rate plus a margin of between 5.00% and 5.50%, depending on the Company’s then current Secured Leverage Ratio. The initial adjusted prime rate of interest was the prime rate plus 5.25%. For the term loan facility, interest expense was accrued at an effective rate of 11.53% and 9.84% for the three months ended December 31, 2023 and 2022, respectively.
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
The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ending September 30, 2023 and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.
Each of the loan facilities is secured by all assets (other than certain excluded assets) of the Company and each of the Subsidiary Guarantors. Repayment of each of the loan facilities is guaranteed by each of the Subsidiary Guarantors.
On January 7, 2022, the Company drew $35.0 million on the Initial DDTL. Amounts outstanding under the Initial DDTL accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Initial DDTL, interest expense was accrued at an effective rate of 11.51% and 9.91% for the three months ended December 31, 2023 and 2022, respectively.
The Term Loan and the Initial DDTL will mature November 5, 2026.
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
Amounts outstanding under the Additional Term Loans accrued interest at an annual rate equal to the LIBOR rate plus a margin of between 6.00% and 6.50%, depending on the Company’s then current Secured Leverage Ratio (as defined in the Credit Agreement). The initial adjusted LIBOR rate of interest was the LIBOR rate plus 6.25%. For the Additional DDTL, interest expense was accrued at an effective rate of 11.64% and 9.84% for the three months ended December 31, 2023 and 2022, respectively.
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
As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $0.8 million. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024.
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
As part of the acquisition of Plato BioPharma, Inc. ("Plato"), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Plato in an aggregate principal amount of $3.0 million. The promissory notes bore interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of June 1, 2023. The promissory notes were paid in full as of June 1, 2023.
As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3.7 million, which the Company determined to have a fair value of $3.3 million as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. This extension did not affect the rights and remedies of any party under the stock purchase agreement, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.
As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $0.4 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $0.6 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments and principal payments on July 7, 2023 and on the maturity date of January 7, 2024. These notes were paid in full on January 7, 2024.
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
As of December 31, 2023 and September 30, 2023, there were $3.9 million and $4.2 million, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2023, the total interest expense was $2.9 million, including coupon interest expense of $1.1 million, accretion expense of $1.5 million, and the amortization of debt discount and issuance costs of $0.2 million. During the three months ended December 31, 2022, the total interest expense was $2.8 million, including coupon interest expense of $1.2 million, accretion expense of $1.4 million, and the amortization of debt discount and issuance costs of $0.2 million.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 31, 2023, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at December 31, 2023, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and, in the fiscal year 2023 period, the Israeli Shekel.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our cash balance as of December 31, 2023 by approximately $0.4 million and our revenue by approximately $2.4 million for the three months ended December 31, 2023.
ITEM 4 – CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Senior Vice President - Finance (our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure ("Management").
Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023 because of the material weaknesses in internal control over financial reporting described below.

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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of December 31, 2023:
a)Management did not design and maintain effective controls over information technology general controls ("ITGCs") for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at December 31, 2023.

As of the date of this Report, Management has updated the design of several of its controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. However, there remain several controls and processes that Management continues to re-assess, including the design of controls and modifying processes to improve our internal control over financial reporting. Management’s remediation efforts have included but are not limited to: (i) hiring additional accounting personnel, (ii) hiring key IT personnel with appropriate technical and internal control-related skillsets, and (iii) implementing an internal team dedicated to oversight of control and process design. Management’s ongoing remediation efforts include: (i) improving consistency in ITGCs supported by standard operating procedures to govern the authorization, testing and approval of changes to IT systems supporting all of the Company’s internal control processes, including the implementation of certain applications to achieve these operating procedures, (ii) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures, (iii) designing, implementing, reviewing, analyzing, and properly documenting our review and approval controls, as it relates to ITGCs, account reconciliations, journal entries and estimates, and (iv) continuing to provide training to personnel related to ensuring the accuracy and completeness of data used in the performance of the internal controls.
The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II
ITEM 1 – LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.
ITEM 1A – RISK FACTORS
You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K. There have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

ITEM 6 – EXHIBITS

Number		Description of Exhibits
(2)	2.1
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed May 15, 2023).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(10)	10.1	Offer Letter from the Company to Andrea Castetter, dated October 13, 2023 (incorporated by reference to Exhibit 10.34 to Form 10-K filed December 12, 2023)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 7, 2024	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2024	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer)

Date: February 7, 2024	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)