Form 10-Q
period 2024-03-31
Inotiv, Inc.
filed 2024-05-15
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of April 30, 2024, 25,971,450 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and September 30, 2023	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2024 and 2023 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 1A	Risk Factors	53
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3	Defaults Upon Senior Securities	62
Item 4	Mine Safety Disclosures	62
Item 5	Other Information	62
Item 6	Exhibits	62
	Signatures	63

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,695	$35,492
Trade receivables and contract assets, net of allowances for credit losses of $6,459 and $7,446, respectively	65,757	87,383
Inventories, net	45,406	56,102
Prepaid expenses and other current assets	36,821	33,408
Assets held for sale	—	1,418
Total current assets	180,679	213,803

Property and equipment, net	191,423	191,068
Operating lease right-of-use assets, net	46,796	38,866
Goodwill	94,286	94,286
Other intangible assets, net	291,331	308,428
Other assets	10,863	10,079
Total assets	$815,378	$856,530

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,381	$32,564
Accrued expenses and other current liabilities	31,102	25,776
Fees invoiced in advance	41,675	55,622
Current portion of long-term operating lease	11,413	10,282
Current portion of long-term debt	380,358	7,950
Total current liabilities	492,929	132,194
Long-term operating leases, net	37,218	29,614
Long-term debt, less current portion, net of debt issuance costs	275	369,795
Other long-term liabilities	38,055	6,373
Deferred tax liabilities, net	39,739	50,064
Total liabilities	608,216	588,040

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at March 31, 2024 and September 30, 2023; 25,905,395 issued and outstanding at March 31, 2024 and 25,777,169 at September 30, 2023	6,438	6,406
Additional paid-in capital	717,139	715,696
Accumulated deficit	(517,185)	(453,278)
Accumulated other comprehensive income	770	330
Total equity attributable to common shareholders	207,162	269,154
Noncontrolling interest	—	(664)
Total shareholders’ equity and noncontrolling interest	207,162	268,490
Total liabilities and shareholders’ equity and noncontrolling interest	$815,378	$856,530
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service revenue	$56,961	$58,752	$110,824	$108,800
Product revenue	62,074	92,711	143,712	165,417
Total revenue	$119,035	$151,463	$254,536	$274,217
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	38,663	36,803	77,740	70,804
Cost of products sold (excluding depreciation and amortization of intangible assets)	53,694	65,926	116,645	129,189
Selling	5,403	4,764	10,751	9,265
General and administrative	19,796	28,293	39,723	56,591
Depreciation and amortization of intangible assets	14,155	12,990	28,405	26,253
Other operating expense	30,440	4,812	33,759	8,451
Goodwill impairment loss	—	—	—	66,367
Operating loss	$(43,116)	$(2,125)	$(52,487)	$(92,703)
Other (expense) income:
Interest expense	(11,088)	(10,515)	(22,452)	(20,965)
Other (expense) income	(239)	545	1,174	(1,333)
Loss before income taxes	$(54,443)	$(12,095)	$(73,765)	$(115,001)
Income tax benefit	6,364	2,466	9,858	18,440
Consolidated net loss	$(48,079)	$(9,629)	$(63,907)	$(96,561)
Less: Net income (loss) attributable to noncontrolling interests	—	365	(440)	756
Net loss attributable to common shareholders	$(48,079)	$(9,994)	$(63,467)	$(97,317)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(1.86)	$(0.39)	$(2.46)	$(3.79)
Diluted	$(1.86)	$(0.39)	$(2.46)	$(3.79)
Weighted-average number of common shares outstanding:
Basic	25,831	25,687	25,797	25,645
Diluted	25,831	25,687	25,797	25,645
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Consolidated net loss	$(48,079)	$(9,629)	$(63,907)	$(96,561)
Foreign currency translation	(747)	936	417	6,043
Defined benefit plan:
Pension cost amortization	47	(54)	93	(108)
Foreign currency translation	(107)	26	(70)	267
Other comprehensive (loss) income, net of tax	(807)	908	440	6,202
Consolidated comprehensive loss	(48,886)	(8,721)	(63,467)	(90,359)
Less: Comprehensive income (loss) attributable to non-controlling interests	—	365	(440)	756
Comprehensive loss attributable to common stockholders	$(48,886)	$(9,086)	$(63,027)	$(91,115)
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(In thousands, except number of shares)
(Unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest			(2,309)			224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162
Consolidated net loss	—	—	—	(48,079)	—	—	(48,079)
Issuance of stock under employee stock plans	114,715	29	(27)	—	—	—	2
Stock-based compensation	—	—	1,884	—	—	—	1,884
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(854)	—	(854)
Balance at March 31, 2024	25,905,395	$6,438	$717,139	$(517,185)	$770	$—	$207,162

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807
Consolidated net loss	—	—	—	(9,629)	—	(365)	(9,994)
Issuance of stock under employee stock plans	152,471	128	(46)	—	—	—	82
Stock-based compensation	—	—	1,781	—	—	—	1,781
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	962	—	962
Other						$51	51
Balance at March 31, 2023	25,759,107	$6,491	$711,591	$(444,838)	$702	$(1,311)	$272,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2024	2023
Operating activities:
Consolidated net loss	$(63,907)	$(96,561)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization	28,405	26,253
Employee stock compensation expense	3,781	3,827
Changes in deferred taxes	(10,391)	(21,303)
Provision for expected credit losses	(245)	1,333
Amortization of debt issuance costs and original issue discount	1,686	1,512
Non-cash interest and accretion expense	3,336	2,870
Other non-cash operating activities	(655)	1,113
Goodwill impairment loss	—	66,367
Changes in operating assets and liabilities:
Trade receivables and contract assets	22,265	22,836
Inventories	10,781	7,125
Prepaid expenses and other current assets	(3,565)	1,862
Operating lease right-of-use assets and liabilities, net	807	429
Accounts payable	(3,119)	5,018
Accrued expenses and other current liabilities	5,276	(3,474)
Fees invoiced in advance	(14,100)	(13,720)
Other asset and liabilities, net	30,018	(61)
Net cash provided by operating activities	10,373	5,426

Investing activities:
Capital expenditures	(12,594)	(16,840)
Proceeds from sale of property and equipment	3,964	276
Net cash used in investing activities	(8,630)	(16,564)

Financing activities:
Payments on revolving credit facility	—	(21,000)
Payments on senior term notes and delayed draw term loans	(1,382)	(1,375)
Borrowings on revolving credit facility	—	6,000
Borrowings on delayed draw term loan	—	35,000
Other financing activities, net	(2,712)	(1,401)
Net cash (used in) provided by financing activities	(4,094)	17,224

Effect of exchange rate changes on cash and cash equivalents	(446)	1,052

Net (decrease) increase in cash and cash equivalents	(2,797)	7,138
Less: cash, cash equivalents, and restricted cash held for sale	—	(1,522)
Cash, cash equivalents, and restricted cash at beginning of period	35,492	18,980
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$32,695	$24,596

Non-cash financing activity:
Paid in kind debt issuance costs	$—	$1,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,891	$16,374
Income taxes paid, net	$1,175	$3,952
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

Agreement in Principle

As it relates to the matter of the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executing a search and seizure warrant on the Cumberland facility on May 18, 2022, the Company and DOJ have reached an agreement in principle (the “Agreement in Principle”) to resolve this investigation as to the Company and its subsidiaries, Envigo Global Services Inc. and Envigo RMS, LLC. Any final resolution is subject to certain material contingencies, including, without limitation, negotiations between the Company and DOJ regarding mutually satisfactory resolution documents, final approvals by DOJ and the Company, and depending on the terms of any final resolution with DOJ, negotiations with certain of the Company’s stakeholders regarding the feasibility of such proposed resolution. While the Company has reached an Agreement in Principle with the DOJ, and believes a resolution is probable and estimable, there can be no assurance that a resolution will be agreed and finalized. Refer to Note 14 – Contingencies for additional information.

For the three and six months ended March 31, 2024, the Company has accrued an estimate of $26,500 related to the Agreement in Principle, which is presented within other operating expense in the Company’s Condensed Consolidated Statement of Operations. In line with the Agreement in Principle, the Company expects that it would pay $6,500 during fiscal year 2024 and $20,000 over multiple years. Accordingly, the Company has included $6,500 in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and the Company has included $20,000 in other long-term liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2024 and “Changes in operating assets and liabilities – other assets and liabilities” in its Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2024. The $26,500 charge is reflected in the operating loss of the RMS segment.

The Company expects that the $26,500 charge will be non-deductible for U.S. federal income tax purposes. The Company expects to have additional cash outlays in connection with certain costs related to the Agreement in Principle, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Agreement in Principle, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.

Operational Update

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates ("NHPs") to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping Cambodian NHPs. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports. Inotiv has continued to monitor and respond to the evolving environment around non-human primates. Although Cambodia remained closed as a source through fiscal 2023 and into fiscal 2024, the Company identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research which has allowed the Company to diversify our sourcing of NHPs outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

NHPs are critical for scientific research, and are required by international regulatory guidance to develop and evaluate the safety and effectiveness of a range of life-saving drugs and treatments prior to their assessment in human clinical trials. Without a consistent source of NHP’s in the U.S., Drug discovery and development in the U.S. could be materially impacted.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we now believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently, clients appear to be utilizing existing NHP inventory without purchasing historical levels of NHPs. RMS revenue decreased $32,100 in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due primarily to the lower NHP-related product and service revenue of $26,200. For the 2024 period, such reduction in sales volumes adversely affected our business, financial condition and results of operations.

During 2022 and 2023 there were decreases in biotech funding which contributed to a reduced demand for preclinical studies. While U.S. biotech funding increased in the first calendar quarter of 2024, the Company has yet to see a meaningful increase in demand from biotech clients.

Liquidity and Going Concern

The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

As of March 31, 2024, the Company has cash and cash equivalents of approximately $32,695 and access to a $15,000 revolver, which currently has no balance outstanding. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S. triggered a material adverse event clause in our Credit Agreement discussed in Note 6 - Debt to these condensed consolidated financial statements resulting in, among other things. a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility at the time and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at the time at risk of not having the revolving credit facility available.

In 2023, we implemented several initiatives to reduce our operating and investing costs. We announced several site consolidation plans in the U.S. and certain European and U.K. sites. Our site optimization plans allow us to reduce overhead and create efficiencies through scale. During fiscal 2023, we completed all planned fiscal year 2023 consolidations and closures and sold our Israeli businesses. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is expected to be complete in fiscal Q4 2024. Over the last year, we have continued to improve our infrastructure and worked to optimize our operating platform to support future growth. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build. However, there is no assurance that such actions will ultimately have the intended effects.

In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. We also took steps to reduce our budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, we announced that we would be partnering with Vanguard Supply Chain Solutions LLC, a current provider of our transportation services, to enable the in-house integration of our North American transportation operations. By taking direct control of our transportation operations, we expect to achieve key efficiencies to strengthen internal operations, improve our outgoing supply chain, and bolster service and scientific continuity for clients. In the second quarter of fiscal 2024, we completed the in-house integration of our North American transportation operations as described above. The Company is now working on further route optimization projects designed for further efficiencies and cost reductions.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. Subsequent to March 31, 2024, the Company entered into the Fourth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. As a result of the Fourth Amendment obtained by the Company, the Company was in compliance with its covenants under the Credit Agreement as of March 31, 2024.

The Company believes it has sufficient liquidity to satisfy its current obligations as they come due, including cash outflows for planned targeted capital expenditures, for the twelve months following the issuance of these financial statements. Following the decrease in overall revenue for the three months ended March 31, 2024, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement. If at the time the Company files, or is required to file, its next Quarterly Report on Form 10-Q it reports a failure to comply with its financial covenants and remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans and repay the entirety of its outstanding Notes in the next twelve months; in addition, access to the $15,000 revolver would be restricted and such funds would not be available to pay for any operating activities.

Further, our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

We plan to continue our efforts to optimize our capital allocation and expense base, which reduced our cash expenses in the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023, and which are expected to continue to reduce cash expenses in the remainder of fiscal 2024 and into fiscal 2025. Further, we have invested and plan to continue to invest in our DSA capacity and added to our service offerings in recent periods which we plan to utilize in order to support future revenue growth and margins. The Company also continues to collaborate with its lenders with regard to its current business conditions. The Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance. Additionally, the Company may consider seeking additional financing and evaluating financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, the condensed consolidated financial statements for the three and six months ended March 31, 2024 and 2023 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2024. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of the results for the fiscal year ending September 30, 2024. Certain prior year amounts have been reclassified within the condensed consolidated statements of operations and the consolidated statement of cash flows for consistency with the current year presentation. Specifically, depreciation expense has been combined with amortization of intangible assets. These reclassifications had no effect on the reported results of operations. Further, certain financing activities have been reclassified within the condensed consolidated statements of cash flows for consistency with the current year presentation.
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
Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and prior to December 23, 2023, a variable interest entity (“VIE”) it previously consolidated in accordance with GAAP. During December 2023, the Company entered into a transition services agreement with VSCS, one of the Company's transportation providers, to enable the in-house integration of Inotiv’s North American transportation operations. Following this transaction, Inotiv was no longer required to consolidate this entity. The VIE has not materially impacted our net assets or net loss. The Company successfully completed the in-house integration of its North American transportation operations during the three months ended March 31, 2024.
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
During the three and six months ended March 31, 2024, one client accounted for 15.2% and 19.0% of sales, respectively. During the three and six months ended March 31, 2023, one client accounted for 25.0% and 23.6% of sales, respectively. During the three and six months ended March 31, 2024, one vendor accounted for 23.0% and 12.5%, respectively, of the sum of cost of services and cost of products. During the three and six months ended March 31, 2023, no vendors accounted for more than 10% of the sum of cost of services and cost of products.
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

	Balance at March 31, 2024	Balance at September 30, 2023
Contract assets: Trade receivables	$55,021	$77,618
Contract assets: Unbilled revenue	17,195	17,211
Contract liabilities: Customer deposits	24,295	36,689
Contract liabilities: Deferred revenue	17,380	18,933
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $9,921 and $10,220 of unpaid advanced client billings from both client receivables and deferred revenue as of March 31, 2024 and September 30, 2023, respectively.
The Company expects a majority of deferred revenue to be recognized as revenue within twelve months.
Changes in the contract asset and the contract liability balances during the six months ended March 31, 2024 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 70.0% of unbilled revenue as of September 30, 2023, was billed during the six months ended March 31, 2024; and
•Changes in the time frame for a performance obligation to be satisfied – approximately 68.0% of deferred revenue as of September 30, 2023, was recognized as revenue during the six months ended March 31, 2024.
3.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
During the three and six months ended March 31, 2024, the RMS segment reported intersegment revenue of $3,938 and $4,834, respectively, related to sales to the DSA segment. During the three and six months ended March 31, 2023, the RMS segment reported intersegment revenue of $3,262 and $4,387, respectively, related to sales to the DSA segment. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue
DSA:
Service revenue	$45,302	$46,145	$88,865	$86,116
Product revenue	1,329	878	2,464	2,000
RMS:
Service revenue	11,659	12,607	21,959	22,684
Product revenue	60,745	91,833	141,248	163,417
	$119,035	$151,463	$254,536	$274,217

Operating Income (Loss)
DSA	$2,853	$1,924	$4,446	$4,296
RMS	(30,604)	12,725	(25,525)	(58,547)
Unallocated Corporate	(15,365)	(16,774)	(31,408)	(38,452)
	$(43,116)	$(2,125)	$(52,487)	$(92,703)

Interest expense	(11,088)	(10,515)	(22,452)	(20,965)
Other (expense) income	(239)	545	1,174	(1,333)
Loss before income taxes	$(54,443)	$(12,095)	$(73,765)	$(115,001)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Depreciation and amortization:
DSA	$4,363	$3,611	$8,772	$7,591
RMS	9,643	9,379	19,380	18,662
Unallocated Corporate	149	—	253	—
	$14,155	$12,990	$28,405	$26,253

Capital expenditures:
DSA	$929	3,970	$3,204	$7,264
RMS	6,093	4,501	9,390	9,576
	$7,022	$8,471	$12,594	$16,840
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
United States	$102,429	$129,980	$214,198	$228,989
Netherlands	9,724	11,522	27,786	26,744
Other	6,882	9,961	12,552	18,484
	$119,035	$151,463	$254,536	$274,217

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	March 31,	September 30,
	2024	2023
United States	$174,664	$178,021
Netherlands	6,619	6,656
Other	10,140	6,391
	$191,423	$191,068
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

5.    INTANGIBLE ASSETS
The following table displays intangible assets, net by major class:

	March 31, 2024
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$317,137	$(68,659)	$248,478
Intellectual property	56,376	(15,468)	40,908
Other	4,837	(2,892)	1,945
	$378,350	$(87,019)	$291,331

	September 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$316,820	$(54,711)	$262,109
Intellectual property	56,337	(12,234)	44,103
Other	4,837	(2,621)	2,216
	$377,994	$(69,566)	$308,428
The decrease in intangible assets, net during the six months ended March 31, 2024 related to amortization over the applicable useful lives, partially offset by the impact of foreign exchange rates.

6.    DEBT

Long-term debt as of March 31, 2024 and September 30, 2023 is detailed in the table below.

	March 31, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$489	$602
Seller Note – Preclinical Research Services	503	541
Seller Payable - Orient BioResource Center	3,680	3,649
Seller Note – Histion (Related party)	156	229
Seller Note – Protypia (Related party)	—	400
Economic Injury Disaster Loan	—	140
Convertible Senior Notes	113,716	110,651
Term Loan Facility, DDTL and Incremental Term Loans	271,849	272,930
Total debt before unamortized debt issuance costs	$390,393	$389,142
Less: Debt issuance costs not amortized	(9,760)	(11,397)
Total debt, net of unamortized debt issuance costs	$380,633	$377,745
Less: Current portion	$(380,358)	$(7,950)
Total Long-term debt	$275	$369,795

Revolving Credit Facility

As of March 31, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the six months ended March 31, 2023.

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

Absent the Fourth Amendment (as defined in Note 15 - Subsequent Events), the Company would not have complied with its financial covenants under the Credit Agreement and the Company believes that if we do not see an increase in revenue, and related operating margins, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans and the Convertible Senior Notes as current. Refer to Note 1 - Description of the Business and Basis of Presentation for the Company's Operational Update and the Company's analysis of Liquidity and Going Concern.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement (as defined below):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Effective interest rates:
Term Loan	11.06%	10.40%	11.30%	10.32%
Initial DDTL	11.05%	10.45%	11.29%	10.35%
Additional DDTL	11.17%	10.68%	11.42%	11.07%

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

As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments, as well as principal payments on July 7, 2023 and on the maturity date, January 7, 2024. These notes were paid in full on January 7, 2024.

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

As of March 31, 2024 and September 30, 2023, there were $3,705 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2024, the total interest expense was $2,907, including coupon interest expense of $1,131, accretion expense of $1,542, and the amortization of debt discount and issuance costs of $234. During the three months ended March 31, 2023, the total interest expense was $2,740, including coupon interest expense of $1,138, accretion expense of $1,383, and the amortization of debt discount and issuance costs of $219. For the six months ended March 31, 2024, the total interest expense was $5,807, including coupon interest expense of $2,275, accretion expense of $3,065, and the amortization of debt discount and issuance costs of $467. During the six months ended March 31, 2023, the total interest expense was $5,504, including coupon interest expense of $2,300, accretion expense of $2,764, and the amortization of debt discount and issuance costs of $440.

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

At issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. In subsequent periods, the Notes conversion rights met all equity classification criteria and the fair value of the embedded derivative was reclassified to additional paid-in-capital. The discount resulting from the initial fair value of the embedded derivative has and will continue to be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

7.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	March 31,	September 30,
	2024	2023
Trade receivables	$55,021	$77,618
Unbilled revenue	17,195	17,211
Total	72,216	94,829
Less: Allowance for credit losses	(6,459)	(7,446)
Trade receivables and contract assets, net of allowances for credit losses	$65,757	$87,383

Inventories, net consisted of the following:

	March 31,	September 30,
	2024	2023
Raw materials	$2,007	$2,259
Work in progress	86	124
Finished goods	4,540	4,439
Research Model Inventory	42,718	52,524
Total	49,351	59,346
Less: Obsolescence reserve	(3,945)	(3,244)
Inventories, net	$45,406	$56,102

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2024	2023
Advances to suppliers	$21,331	$19,247
Prepaid research models	4,705	4,300
Income tax receivable	2,313	1,813
Note receivable	1,334	1,226
Other	7,138	6,822
Prepaid expenses and other current assets	$36,821	$33,408

The composition of other assets is as follows:

	March 31,	September 30,
	2024	2023
Long-term advances to suppliers	$3,741	$3,681
Funded status of defined benefit plan	3,163	3,036
Other	3,959	3,362
Other assets	$10,863	$10,079

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2024	2023
Accrued compensation	$11,099	$12,966
Non-income taxes	4,474	4,596
Accrued interest	3,887	2,975
Other	5,141	5,239
Agreement in Principle (Note 1)	$6,501	—
Accrued expenses and other current liabilities	$31,102	$25,776

The composition of fees invoiced in advance is as follows:

	March 31,	September 30,
	2024	2023
Customer deposits	$24,295	$36,689
Deferred revenue	17,380	18,933
Fees invoiced in advance	$41,675	$55,622

The composition of other liabilities is as follows:

	March 31,	September 30,
	2024	2023
Long-term client deposits	$17,000	$5,250
Other	1,055	1,123
Agreement in Principle (Note 1)	20,000	—
Other liabilities	$38,055	$6,373

8.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2024, the Company expects to contribute $0 to the Pension Plan. As of March 31, 2024, the funded status of the defined benefit plan obligation of $3,163 is included in other assets (non-current) in the condensed consolidated balance sheets.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Components of net periodic expense:
Interest cost	$185	$182	$366	$364
Expected return on assets	(197)	(198)	(389)	(396)
Amortization of prior loss	(35)	(37)	(70)	(75)
Net periodic expense	$(47)	$(53)	$(93)	$(107)
9.    OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Acquisition and integration costs	$—	$105	$70	$1,088
Restructuring costs [1]	1,368	1,740	2,402	2,006
Startup costs	967	2,281	1,797	3,786
Remediation costs	369	555	652	1,140
Other costs	1,236	131	2,338	431
Agreement in Principle [2]	26,500	—	26,500	—
	$30,440	$4,812	$33,759	$8,451
[1]Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy and the in-house integration of Inotiv’s North American transportation operations as discussed in Note 10 – Restructuring and Assets Held for Sale and Note 1 - Description of Business and Basis of Presentation.

[2] Refer to Note 1 - Description of Business and Basis of Presentation for further discussion of the Agreement in Principle

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

For the three and six months ended March 31, 2024 and 2023, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. Further, as of March 31, 2024 and 2023, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $616 and $503, respectively. As of March 31, 2024, the property and equipment related to the facilities at Haslett, Michigan and Cumberland, Virginia were presented within assets held for sale.

Cumberland and Dublin

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia ("Cumberland facility") and to close and relocate its operations in Dublin, Virginia ("Dublin facility) into its other existing facilities, as a part of the Company's restructuring and site optimization plan. The Cumberland facility exit was also a part of the settlement, as further described in Note 14 – Contingencies. The Cumberland facility exit was completed in September 2022 and initially met the criteria for assets held for sale as of March 31, 2023. Further, in connection with this conclusion, the Company determined that the carrying value exceeded the fair value of the real property at the Cumberland facility less costs to sell. As a result, an asset impairment charge of $678 was recorded within the RMS reportable segment during the three months ended March 31, 2023. The real property of the Cumberland facility is under contract to be sold and continued to meet the criteria for assets held for sale as of March 31, 2024. The Dublin facility transition was completed in November 2022 and initially met the criteria for assets held for sale as of December 31, 2023. The Dublin facility was sold in March 2024. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.

Gannat, Blackthorn, Spain and RMS St. Louis

As of March 31, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023 and initially met the criteria for assets held for sale as of June 30, 2023. The Gannat facility was sold in December 2023. As of June 30, 2023, the real property of the Blackthorn facility initially met the criteria for assets held for sale. The Blackthorn facility sold in February 2024 which the Company is leasing back until the operations are relocated to its Hillcrest, U.K. site. The consolidation of the operations at the Blackthorn facility with the operations in Hillcrest, U.K. is expected to be complete by the end of September 2024. In July 2023, the Company decided to close its Spain facility. The exit of the facility in Spain was completed in September 2023 and initially met the criteria for assets held for sale as of September 30, 2023. The facility in Spain was sold in November 2023. The leased RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn, Spain and RMS St. Louis facilities were within the RMS reportable segment.

Boyertown and Haslett

Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023 and both facilities initially met the criteria for assets held for sale as of March 31, 2023. The Boyertown facility was sold in September 2023. The Haslett facility continued to meet the criteria for assets held for sale as of March 31, 2024. Subsequent to March 31, 2024, the facility in Haslett was sold.

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

ROU lease assets and operating lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2024	September 30, 2023

Operating ROU assets, net	$46,796	$38,866

Current portion of operating lease liabilities	11,413	10,282
Long-term operating lease liabilities	37,218	29,614
Total operating lease liabilities	$48,631	$39,896
During the three and six months ended March 31, 2024, the Company had operating lease amortization of $2,208 and $4,355, respectively. During the three and six months ended March 31, 2023, the Company had operating lease amortization of $2,466 and $4,401, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2024 and 2023 were:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Operating lease costs:
Fixed operating lease costs	$3,491	$3,322	$6,594	$5,914
Short-term lease costs	—	50	—	62
Lease income	(794)	(811)	(1,558)	(1,485)
Total operating lease cost	$2,697	$2,561	$5,036	$4,491

The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
	2024	2023
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,762	$5,491

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$12,441	$14,080

The weighted average remaining lease term and discount rate for the Company’s operating leases as of March 31, 2024 and 2023 were:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (in years)
Operating lease	8.91	5.92
Weighted-average discount rate (in percentages)
Operating lease	11.84%	7.85%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2024, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

Operating Leases
2024 (remainder of fiscal year)	$6,122
2025	9,695
2026	10,340
2027	8,375
2028	6,859
Thereafter	47,843
Total minimum future lease payments	89,234
Less interest	(40,603)
Total lease liability	48,631

12.    EQUITY, STOCK-BASED COMPENSATION AND EARNINGS (LOSS) PER SHARE

Authorized Shares

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

On March 14, 2024, the Company's shareholders approved the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, no further awards will be granted under the 2018 Plan. As of March 31, 2024, 1,683,962 shares remained available for grants under the 2024 Plan.

Stock-Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended March 31, 2024 and 2023, was $1,884 and $1,781, respectively. Stock based compensation expense for the six months ended March 31, 2024 and 2023, was $3,781 and $3,827, respectively.

Loss per Share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Consolidated net loss	$(48,079)	$(9,629)	$(63,907)	$(96,561)
Less: Net income (loss) attributable to noncontrolling interests	—	365	(440)	756
Net loss attributable to common shareholders	(48,079)	(9,994)	(63,467)	(97,317)

Denominator:
Weighted-average shares outstanding - Basic and diluted (in thousands)	25,831	25,687	25,797	25,645
Anti-dilutive common share equivalents (1)	5,664	5,549	5,664	5,549
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

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 11.7% and 20.4%, respectively. For the three months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable discrete adjustments related to the Agreement in Principle and changes in valuation allowance, partially offset by a change in the Company's forecasted loss before income taxes. For the three months ended March 31, 2023, the Company’s effective tax rate was driven by an increase in unfavorable permanent items and discrete adjustments.

The Company’s effective tax rates for the six months ended March 31, 2024 and 2023 were 13.4% and 16.0%, respectively. For the six months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Agreement in Principle and valuation allowance adjustments. For the six months ended March 31, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other permanent items.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. As of March 31, 2024, the Company had no material liability for uncertain tax positions.

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

14.    CONTINGENCIES

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo RMS and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. The MOU provides that the parties will negotiate and enter into a definitive settlement agreement, which will be subject to court approval. The MOU contains no admission of liability or wrongdoing by Envigo RMS. The MOU provides that, if the settlement is approved by the court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the court’s final approval of the settlement, and the following ones in the three subsequent quarters. The parties are in the process of finalizing the long-form settlement agreement. While the timeline for final court approval is not yet determined, the Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

On June 23, 2022, a putative securities class action lawsuit was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo RMS and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion was fully briefed by April 28, 2023. On March 29, 2024, the Court issued a decision denying, in part, Defendants’ motion to dismiss. The case is now in discovery. While the Company cannot predict the outcome of this matter, the Company believes the class action to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for this matter.

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned

Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court entered orders on November 15, 2022 and May 8, 2023 in the Grobler and Burkhart Derivative Actions, respectively, staying each Action pending a resolution of a motion to dismiss in the securities class action. The stays expired following the March 29, 2024 decision on the motion to dismiss in the securities class action. The Court consolidated the Federal Derivative Actions on April 24, 2024, and ordered Plaintiffs to file a consolidated complaint by June 24, 2024. Defendants’ response to the consolidated complaint is currently due by July 24, 2024. While the Company cannot predict the outcome of these matters, the Company believes the consolidated Federal Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” and together with the Whitfield Derivative Action, the “State Derivative Actions”). The State Derivative Actions collectively assert claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action. The consolidated State Derivative Actions were stayed pending resolution of a motion to dismiss in the securities class action. That stay expired following the March 29, 2024 decision on the motion to dismiss in the securities class action. The parties will submit a proposed schedule governing further proceedings in the consolidated State Derivative Actions by June 12, 2024. While the Company cannot predict the outcome of these matters, the Company believes the consolidated State Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations and Actions

The Company is subject to and/or involved in various government investigations, inquiries and actions, including those described below. Given their inherent uncertainty, except as otherwise noted, the Company cannot predict the duration or outcome of the pending matters described below. An adverse outcome of any of the following matters could have a material adverse impact on the Company’s operations, financial condition, operating results and cash flows.

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

The Company and the DOJ have reached an Agreement in Principle to resolve this investigation by the DOJ and other federal and state law enforcement agencies as to the Company, EGSI and Envigo RMS. Any final resolution is subject to certain material contingencies, including, without limitation, negotiations between the Company and DOJ regarding mutually satisfactory resolution documents, final approvals by DOJ and the Company, and depending on the terms of any final resolution with DOJ, negotiations with certain of the Company’s stakeholders regarding the feasibility of such proposed resolution. While the Company has reached an Agreement in Principle with the DOJ, and believes a resolution is probable and estimable, there can be no assurance that a resolution will be agreed and finalized. For the three and six months ended March 31, 2024, the Company has accrued expenses of $26,500 related to the Agreement in Principle. Refer to the Agreement in Principle section of Note 1 – Description of Business and Basis of Presentation for additional information.

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

On November 16, 2022 the Company disclosed that employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, had been criminally charged by the USAO-SDFL with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021. One of these Cambodian officials was tried in March 2024 and prevailed on all charges.

Consistent with Company policy, the Company is cooperating with USAO-SDFL in connection with the matters described herein.

On May 23, 2023, Inotiv received a voluntary request from the U.S. Securities and Exchange Commission (“SEC”) seeking documents and information for the period December 1, 2017 to the present regarding the Company, EGSI, and OBRC’s importation of NHPs from Asia, including information relating to whether their importation practices complied with the U.S. Foreign Corrupt Practices Act. In March 2024, the SEC provided the Company a formal order of investigation concerning this matter that is dated January 9, 2024, and on April 12, 2024, the SEC provided supplemental document requests to the Company. The Company is cooperating with the SEC.
15.    SUBSEQUENT EVENTS

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

The Company is reviewing the Credit Agreement, as amended for accounting and tax impacts, which would be included in the quarterly report for quarter ending June 30, 2024.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of NHP supply and demand matters; (v) the investigations by the U.S. Department of Justice, including any potential resolution thereof and the expected impacts on the Company, such as the estimated amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our outstanding indebtedness and to comply with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on our restructuring and site optimization plans and to realize the expected benefits related to such actions; (xi) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xii) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; (xvii) and (xviii) and (xvii) the impact of public health emergencies on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, including those detailed in the Company's filings with the U.S. Securities and Exchange Commission. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in subsequent filings with the SEC, many of which are beyond our control.
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
Business Overview

Inotiv is a leading contract research organization ("CRO") dedicated to providing nonclinical and analytical drug discovery and development services to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while focusing on increasing efficiency, improving data and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
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
DSA

During the six months ended March 31, 2024, our focus for the DSA segment revolved around maximizing the integration of service offerings from previous acquisitions and continuing to build out additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes over the last year, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing. Furthermore, the expansion activities at Fort Collins, Colorado, were completed by the end of October 2023 and the expanded site completed the validation of our facility and equipment in January 2024.

RMS

During the six months ended March 31, 2024, our focus for our business within the RMS segment included navigating the global non-human primate ("NHP") market and executing on our continued site optimization plans and new strategies to improve the efficiency and cost effectiveness of the production and transportation of our products. We closed on the sale of our Blackthorn, U.K. and Dublin, Virginia facilities during the three months ended March 31, 2024. While we closed on the sale of our Blackthorn site during the second quarter of fiscal 2024, we are leasing the facility back until we are able to finalize the relocation to our Hillcrest, U.K. site. The Company continues to execute on its site optimization plan for its Blackthorn, UK site. The consolidation of the operations at our Blackthorn, U.K. facility with the operations in Hillcrest, U.K. is expected to be complete in the fourth quarter of fiscal 2024.

In December 2023, the Company announced that it would be partnering with Vanguard Supply Chain Solutions LLC, the Company’s then-current provider of transportation services, to enable the in-house integration of Inotiv’s North American transportation operations. The Company completed this in-house integration in the second quarter of fiscal 2024. The Company is now working on further route optimization projects, which are expected to allow for further efficiencies and cost reductions.

Refer to Note 10 – Restructuring and Assets Held for Sale in our consolidated financial statements contained in Part I, Item 1 for more information related to the site optimizations.

Agreement in Principle

As it relates to the matter of the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executing a search and seizure warrant on the Cumberland facility on May 18, 2022, the Company and DOJ have reached an agreement in principle (the “Agreement in Principle”) to resolve this investigation as to the Company and its subsidiaries, Envigo Global Services Inc. and Envigo RMS, LLC. Any final resolution is subject to certain material contingencies, including, without limitation, negotiations between the Company and DOJ regarding mutually satisfactory resolution documents, final approvals by DOJ and the Company, and depending on the terms of any final resolution with DOJ, negotiations with certain of the Company’s stakeholders regarding the feasibility of such proposed resolution. While the Company has reached an Agreement in Principle with the DOJ, and believes a resolution is probable and estimable, there can be no assurance that a resolution will be agreed and finalized. Refer to Note 14 – Contingencies for additional information.

For the three and six months ended March 31, 2024, the Company has accrued an estimate of $26.5 million related to the Agreement in Principle, which is presented within other operating expense in the Company’s Condensed Consolidated Statement of Operations. In line with the Agreement in Principle, the Company expects that it would pay $6.5 million during fiscal year 2024 and $20.0 million over multiple years. Accordingly, the Company has included $6.5 million in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and the Company has included $20.0 million in other long-term liabilities on its Condensed Consolidated Balance Sheets as of March 31, 2024 and “Changes in

operating assets and liabilities – other assets and liabilities” in its Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2024. The $26.5 million charge is reflected in the operating loss of the RMS segment.

The Company expects that the $26.5 million charge will be non-deductible for U.S. federal income tax purposes. The Company expects to have additional cash outlays in connection with certain costs related to the Agreement in Principle, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Agreement in Principle, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.

Operational Update

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates ("NHPs") to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping Cambodian NHPs. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports. Inotiv has continued to monitor and respond to the evolving environment around non-human primates. Although Cambodia remained closed as a source through fiscal 2023 and into fiscal 2024, the Company identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research which has allowed the Company to diversify our sourcing of NHPs outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

NHPs are critical for scientific research, and are required by international regulatory guidance to develop and evaluate the safety and effectiveness of a range of life-saving drugs and treatments prior to their assessment in human clinical trials. Without a consistent source of NHP’s in the U.S., Drug discovery and development in the U.S. could be materially impacted.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we now believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently, clients appear to be utilizing existing NHP inventory without purchasing historical levels of NHPs. RMS revenue decreased $32.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due primarily to the lower NHP-related product and service revenue of $26.2 million. For the 2024 period, such reduction in sales volumes adversely affected our business, financial condition and results of operations.

During 2022 and 2023 there were decreases in biotech funding which contributed to a reduced demand for preclinical studies. While U.S. biotech funding increased in the first calendar quarter of 2024, the Company has yet to see a meaningful increase in demand from biotech clients.
Financial Highlights During Three Months Ended March 31, 2024

•Revenue was $119.0 million during the three months ended March 31, 2024 as compared to $151.5 million during the three months ended March 31, 2023, driven by a $32.1 million, or 30.7% decrease in RMS revenue.

•Consolidated net loss for the three months ended March 31, 2024 was $48.1 million, or 40.4% of total revenue, compared to consolidated net loss for the three months ended March 31, 2023 of $9.6 million, or 6.4% of total revenue. Consolidated net loss for the three and six months ended March 31, 2024 included a $26.5 million charge related to the Company's Agreement in Principle as it relates to a matter with the DOJ as discussed above.

•Book-to-bill ratio was 0.77x for the DSA services business.

•DSA backlog was $142.1 million at March 31, 2024, down from $145.7 million at March 31, 2023, and down from $152.3 million at December 31, 2023.
Financial Highlights During Six Months Ended March 31, 2024
•Revenue was $254.5 million during the six months ended March 31, 2024 compared to $274.2 million during the six months ended March 31, 2023, driven by a $22.9 million decrease in RMS revenue partially offset by a $3.2 million increase in DSA revenue.
•Consolidated net loss for the six months ended March 31, 2024 was $63.9 million, or 25.1% of total revenue, compared to consolidated net loss of $96.6 million, or 35.2% of total revenue for the six months ended March 31, 2023. Consolidated net loss for the six months ended March 31, 2024 included a $26.5 million charge related to the Company's Agreement in Principle as it relates to a matter with the DOJ as discussed above. Consolidated net loss for the six months ended March 31, 2023 included a $66.4 million non-cash goodwill impairment charge related to the RMS segment.
•Book-to-bill ratio was 1.11x for the DSA services business.
Events Subsequent to Quarter End Date
•The Company closed on the sale of its Haslett, Michigan facility in April of 2024.
•The Company listed for sale an additional 85 acres in Pennsylvania which consists of excess property not being used.
•On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s Consolidated EBITDA (up to $26.5 million) for purposes of the financial covenants under the Credit Agreement.
Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
DSA

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$46.6	$47.0	$(0.4)	(0.9)%
Cost of revenue[1]	32.0	30.6	1.4	4.6%
Operating expenses[2]	7.3	10.9	(3.6)	(33.0)%
Depreciation and amortization of intangible assets	4.4	3.6	0.8	22.2%
Operating income[3]	$2.9	$1.9	$1.0	52.6%
Operating income % of total revenue	2.4%	1.3%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue decreased by $0.4 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in DSA revenue was primarily driven by a decrease of $2.6 million in discovery services revenue as a result of the decline in overall biotech funding in the market, offset by a $1.8 million increase in safety assessment service revenue, which includes increased revenue from genetic toxicology services and biotherapeutic analysis in connection with new business at our Rockville facility of $2.1 million. Additionally, product revenues increased $0.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

DSA operating income increased by $1.0 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease of $3.6 million in operating expenses, partially offset by an increase of $1.4 million in cost of revenue and an increase of $0.8 million in depreciation and amortization of intangible assets. Operating expenses decreased due to decreases in general and administrative expense related to lower compensation expense and decreases in other operating expense related to a decrease of $1.3 million in start-up costs, partially offset by an increase in selling costs related primarily to additional headcount to optimize sales territory coverage and a focus on sales of discovery services. Cost of revenue increased due to the new services provided at the Rockville facility during the three months ended March 31, 2024.
RMS

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$72.4	$104.5	$(32.1)	(30.7)%
Cost of revenue[1]	60.4	72.2	(11.8)	(16.3)%
Operating expenses[2]	33.0	10.2	22.8	223.5%
Depreciation and amortization of intangible assets	9.7	9.4	0.3	3.2%
Operating (loss) income[3]	$(30.7)	$12.7	$(43.4)	(341.7)%
Operating (loss) income % of total revenue	(25.8)%	8.4%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding
RMS revenue decreased $32.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due primarily to the lower NHP-related product and service revenue of $26.2 million. Additionally, in the three months ended March 31, 2024, there was a decrease of $3.1 million in RMS revenue as a result of the sale of our Israeli businesses in the fourth quarter of fiscal 2023. The remaining decrease in RMS revenue was due primarily to decreases in small animal sales and RMS services, such as surgeries, partially offset by a slight increase in diets and bedding sales.
RMS operating loss was $30.7 million in the three months ended March 31, 2024, a decrease of $43.4 million compared to the RMS operating income of $12.7 million in the three months ended March 31, 2023, due to the $32.1 million decrease in revenue discussed above and increase of $22.8 million in operating expenses, partially offset by a decrease of $11.8 million in cost of revenue. The increase in operating expenses was primarily related to the $26.5 million charge related to the Agreement in Principle (as defined in Note 1), partially offset by decreased legal fees of $2.1 million in addition to decreased professional fees and decreased restructuring costs. The decrease in cost of revenue was primarily due to reduced costs associated to lower NHP-related product and service revenue of $7.2 million, the impact of the sale of our Israeli businesses of $2.0 million and favorable cost reductions related to the site closures and optimizations compared to the prior year period.

Unallocated Corporate

(in millions, except percentages)	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses[1]	$15.3	$16.8	$(1.5)	(8.9)%
Depreciation	0.1	—	0.1	100.0%
Operating loss[2]	$(15.4)	$(16.8)	$(1.4)	8.3%
Operating loss % of total revenue	(12.9)%	(11.1)%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $1.4 million was primarily driven by decreased legal and third party fees.
Other Expense
Other expense increased by $1.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily driven by an increase of $0.6 million in interest expense as a result of increased interest rates and changes in foreign exchange rates.
Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 were 11.7% and 20.4%, respectively. For the three months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable discrete adjustments related to the Agreement in Principle and changes in valuation allowance, partially offset by a change in the Company's forecasted loss before income taxes. For the three months ended March 31, 2023, the Company’s effective tax rate was driven by an increase in unfavorable permanent items and discrete adjustments.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $48.1 million for the three months ended March 31, 2024 as compared to a consolidated net loss of $9.6 million during the three months ended March 31, 2023.
Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023
DSA

(in millions, except percentages)	Six Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$91.3	$88.1	$3.2	3.6%
Cost of revenue[1]	63.6	57.2	6.4	11.2%
Operating expenses[2]	14.5	19.0	(4.5)	(23.7)%
Depreciation and amortization of intangible assets	8.8	7.6	1.2	15.8%
Operating income[3]	$4.4	$4.3	$0.1	2.3%
Operating income % of total revenue	1.7%	1.6%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding
DSA revenue increased $3.2 million in the six months ended March 31, 2024 compared to the six months ended March 31, 2023. The increase in DSA revenue was primarily driven by an increase of $5.6 million in safety assessment service revenue, partially offset by a decrease in revenue related to our discovery services of $2.7 million as a result of the decline in overall biotech funding in the market. The increase in safety assessment service revenue was primarily driven by increased revenue from genetic toxicology services and biotherapeutic analysis in connection with new business at our Rockville facility of $4.1 million and increased revenue related to general toxicology services of $2.0 million, partially offset by a decrease in medical device surgical services of $2.2 million due to cancellations we experienced in the fourth quarter of fiscal 2023 and delayed projects. Additionally, product revenues increased $0.5 million in the six months ended March 31, 2024 compared to the six months ended March 31, 2023.
DSA operating income was generally consistent for the six months ended March 31, 2024 compared to the six months ended March 31, 2023, due to a decrease of $4.5 million in operating expenses and the $3.2 million revenue increase described above, largely offset by an increase of $6.4 million in cost of revenue and an increase of $1.2 million in depreciation and amortization of intangible assets. The increase in cost of revenue was primarily driven by cost increases related to the implementation and startup of new services along with general price increases for research models, operating supplies and compensation and benefits. The decrease in operating expenses related primarily to reduced startup costs of $2.0 million, reduced bad debt expense of $0.9 million and reduced general and administrative compensation and benefits, partially offset an increase in selling costs for additional headcount to optimize sales territory coverage and a focus on discovery services.
RMS

(in millions, except percentages)	Six Months Ended March 31,
	2024	2023	$ Change	% Change
Revenue	$163.2	$186.1	$(22.9)	(12.3)%
Cost of revenue[1]	130.8	142.8	(12.0)	(8.4)%
Operating expenses[2]	38.6	16.7	21.9	131.1%
Depreciation and amortization of intangible assets	19.3	18.7	0.6	3.2%
Goodwill impairment loss[3]	—	66.4	(66.4)	(100.0)%
Operating (loss) income [4]	$(25.5)	$(58.5)	$33.0	(56.4)%
Operating (loss) income % of total revenue	(10.0)%	(21.3)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Goodwill impairment loss shown on the consolidated statement of operations only impact the RMS Segment
[4]Table may not foot due to rounding
RMS revenue decreased $22.9 million in the six months ended March 31, 2024 compared to the six months ended March 31, 2023 due primarily to the negative impact of lower NHP sales of $12.5 million. Additionally, there was a decrease of $5.9 million in RMS revenue as a result of the sale of our Israeli business in the fourth quarter of fiscal 2023. The remaining decrease in RMS revenue was due primarily to decreases in small animal sales and RMS services, such as surgeries, partially offset by an increase in diets and bedding sales.
RMS operating loss was $25.5 million in the six months ended March 31, 2024, an increase of $33.0 million compared to an operating loss of $58.5 million in the six months ended March 31, 2023, primarily due to a $66.4 million decrease in the goodwill impairment charge related to our RMS segment in the prior year that did not recur and a decrease of $12.0 million in cost of revenue, partially offset by the decrease of $22.9 million in revenue discussed above and an increase of $21.9 million in operating expenses. The decrease in cost of revenue was primarily due to reduced costs associated to lower NHP-related product and service revenue of $5.1 million, the impact of the sale of our Israeli business of $4.1 million and the reduced expenses from the various site closures and optimizations previously disclosed. The increase in operating expenses was primarily due to to the $26.5 million charge related to the Agreement in Principle (as defined in Note 1), partially offset by reduced legal fees of $3.8 million.

Unallocated Corporate

(in millions, except percentages)	Six Months Ended March 31,
	2024	2023	$ Change	% Change
Operating expenses[1]	$31.1	$38.5	$(7.4)	(19.2)%
Depreciation	0.3	—	0.3	100.0%
Operating loss[2]	$31.4	$38.5	$(7.1)	(18.4)%
Operating loss % of total revenue	(12.3)%	(14.0)%
[1]Operating loss includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expense that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating expenses of $7.4 million in the six months ended March 31, 2024, compared to the six months ended March 31, 2023 was primarily driven by decreased compensation and benefits expense, third party fees, legal fees and acquisition and integration costs.
Other Expense
Other expense decreased by $1.0 million for the six months ended March 31, 2024 compared to the six months ended March 31, 2023 primarily driven by net gains on disposition of property and equipment, offset by an increase of $1.5 million in interest expense as a result of increasing interest rates.
Income Taxes

The Company’s effective tax rates for the six months ended March 31, 2024 and 2023 were 13.4% and 16.0%, respectively. For the six months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Agreement in Principle and valuation allowance adjustments. For the six months ended March 31, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $63.9 million for the six months ended March 31, 2024 as compared to a consolidated net loss of $96.6 million during the six months ended March 31, 2023.
Liquidity and Capital Resources
Liquidity and Going Concern

The accompanying unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.

As of March 31, 2024, the Company has cash and cash equivalents of approximately $32,695 and access to a $15,000 revolver, which currently has no balance outstanding. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S. triggered a material adverse event clause in our Credit Agreement discussed in Note 6 - Debt to these condensed consolidated financial statements resulting in, among other things. a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility at the time and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at the time at risk of not having the revolving credit facility available.

In 2023, we implemented several initiatives to reduce our operating and investing costs. We announced several site consolidation plans in the U.S. and certain European and U.K. sites. Our site optimization plans allow us to reduce overhead and create efficiencies through scale. During fiscal 2023, we completed all planned fiscal year 2023 consolidations and closures and sold our Israeli businesses. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is expected to be complete in fiscal Q4 2024. Over the last year, we have continued to improve our infrastructure and worked to optimize our operating platform to support future growth. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build. However, there is no assurance that such actions will ultimately have the intended effects.

In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. We also took steps to reduce our budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, we announced that we would be partnering with Vanguard Supply Chain Solutions LLC, a current provider of our transportation services, to enable the in-house integration of our North American transportation operations. By taking direct control of our transportation operations, we expect to achieve key efficiencies to strengthen internal operations, improve our outgoing supply chain, and bolster service and scientific continuity for clients. In the second quarter of fiscal 2024, we completed the in-house integration of our North American transportation operations as described above. The Company is now working on further route optimization projects designed for further efficiencies and cost reductions.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. Subsequent to March 31, 2024, the Company entered into the Fourth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. As a result of the Fourth Amendment obtained by the Company, the Company was in compliance with its covenants under the Credit Agreement as of March 31, 2024.

The Company believes it has sufficient liquidity to satisfy its current obligations as they come due, including cash outflows for planned targeted capital expenditures, for the twelve months following the issuance of these financial statements. Following the decrease in overall revenue for the three months ended March 31, 2024, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement. If at the time the Company files, or is required to file, its next Quarterly Report on Form 10-Q it reports a failure to comply with its financial covenants and remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans and repay the entirety of its outstanding Notes in the next twelve months; in addition, access to the $15,000 revolver would be restricted and such funds would not be available to pay for any operating activities.

Further, our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

We plan to continue our efforts to optimize our capital allocation and expense base, which reduced our cash expenses in the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023, and which are expected to continue to reduce cash expenses in the remainder of fiscal 2024 and into fiscal 2025. Further, we have invested and plan to continue to invest in our DSA capacity and added to our service offerings in recent periods which we plan to utilize in order to support future revenue growth and margins. The Company also continues to collaborate with its lenders with regard to its current business conditions. The Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity.In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance. Additionally, the Company may consider seeking additional financing and evaluating financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.
Comparative Cash Flow Analysis
At March 31, 2024, we had cash and cash equivalents of $32.7 million, compared to $35.5 million at September 30, 2023.
Net cash provided by operating activities was $10.4 million for the six months ended March 31, 2024 compared to net cash provided by operating activities of $5.4 million for the six months ended March 31, 2023.
Net cash provided by operating activities in the six months ended March 31, 2024, was driven by non-cash charges of $25.9 million and a net increase in operating assets and liabilities of $48.4 million, partially offset by a net loss of $(63.9) million. Non-cash charges primarily included $28.4 million for depreciation and amortization, $3.8 million for non-cash stock compensation expense, non-cash interest and accretion of $3.3 million and amortization of debt issuance costs and original issue discount of $1.7 million, partially offset by a decrease in deferred taxes of $10.4 million.
Net cash provided by operating activities for the six months ended March 31, 2023 was driven by a net increase in noncash charges of $82.0 million and a net increase in operating assets and liabilities of $20.0 million, partially offset by a net loss of $96.6 million. Noncash charges primarily included $66.4 million for goodwill impairment loss, $26.3 million for depreciation and amortization, $3.8 million for non-cash stock compensation expense, non-cash interest and accretion of $2.9 million, amortization of debt issuance costs and original issue discount of $1.5 million and other non-cash operating activities of $1.1 million, partially offset by a decrease in deferred taxes of $21.3 million.
Net cash used in investing activities of $8.6 million in the six months ended March 31, 2024 was primarily due to capital expenditures of $12.6 million. The capital additions during the six months ended March 31, 2024 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, improvements for animal welfare and system enhancements to improve the client experience. Partially offsetting these capital expenditures were net investing cash inflows of $4.0 million related to the proceeds from the sale of property and equipment, which primarily related to the sale of various sites in connection with our site optimization strategy.
Net cash used in investing activities of $16.6 million in the six months ended March 31, 2023 was primarily due to capital expenditures of $16.8 million. The capital additions during the six months ended March 31, 2023 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.

Net cash used in financing activities of $4.1 million in the six months ended March 31, 2024 primarily included principal payments of $1.4 million on the senior term notes and delayed draw term loans and other net financing payments of $2.7 million.
Net cash provided by financing activities of $17.2 million in the six months ended March 31, 2023 primarily included borrowings on the Additional DDTL (as defined below) of $35.0 million and borrowings on the revolving loan facility of $6.0 million, partially offset by the repayment of the revolving loan facility of $21.0 million and principal payments of $1.4 million on the promissory notes and senior term notes and delayed draw term loans, respectively.
Capital Resources
Long-term debt as of March 31, 2024 and September 30, 2023 is detailed in the table below.

(in millions)	March 31, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$0.5	$0.6
Seller Note – Preclinical Research Services	0.5	0.5
Seller Payable - Orient BioResource Center	3.7	3.6
Seller Note – Histion (Related party)	0.2	0.2
Seller Note – Protypia (Related party)	—	0.4
Economic Injury Disaster Loan	—	0.1
Convertible Senior Notes	113.7	110.7
Term Loan Facility, DDTL and Incremental Term Loans	271.8	272.9
Total debt before unamortized debt issuance costs	$390.4	$389.0
Less: Debt issuance costs not amortized	(9.8)	(11.4)
Total debt, net of unamortized debt issuance costs	380.6	377.6
Less: Current portion	(380.4)	(8.0)
Total Long-term debt	$0.2	$369.6
Note: Table may not foot due to rounding
Revolving Credit Facility
As of March 31, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the six months ended March 31, 2023.
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
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s Consolidated EBITDA (capped at $26.5 million) for purposes of the financial covenants under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

The Company is reviewing the Credit Agreement, as amended for accounting and tax impacts, which would be included in the quarterly report for quarter ending June 30, 2024
Term Loan Facility, DDTL and Incremental Term Loans
Below are the weighted-average effective interest rates for the loans available under the Credit Agreement (as defined below):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Term Loan	11.06%	10.40%	11.30%	10.32%
Initial DDTL	11.05%	10.45%	11.29%	10.35%
Additional DDTL	11.17%	10.68%	11.42%	11.07%
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
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s Consolidated EBITDA (capped at $26.5 million) for purposes of the financial covenants under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

The Company is reviewing the Credit Agreement, as amended for accounting and tax impacts, which would be included in the quarterly report for quarter ending June 30, 2024.
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
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $0.6 million. The promissory notes bear interest at a rate of 4.50% per annum, with monthly interest payments, as well as principal payments on July 7, 2023, and on the maturity date, January 7, 2024. These notes were paid in full on January 7, 2024.
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
As of March 31, 2024 and September 30, 2023, there were $3.7 million and $4.2 million, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2024, the total interest expense was $2.9 million, including coupon interest expense of $1.1 million accretion expense of $1.5 million, and the amortization of debt discount and issuance costs of $0.2 million. During the three months ended March 31, 2023, the total interest expense was $2.7 million, including coupon interest expense of $1.1 million, accretion expense of $1.4 million, and the amortization of debt discount and issuance costs of $0.2 million. For the six months ended March 31, 2024, the total interest expense was $5.8 million, including coupon interest expense of $2.3 million, accretion expense of $3.1 million, and the amortization of debt discount and issuance costs of $0.5 million. During the six months ended March 31, 2023, the total interest expense was $5.5 million, including coupon interest expense of $2.3 million, accretion expense of $2.8 million, and the amortization of debt discount and issuance costs of $0.4 million.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2024, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at March 31, 2024, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our March 31, 2024 cash balance by approximately $0.7 million and our revenue by approximately $4.0 million for the six months ended March 31, 2024.
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
Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weaknesses in internal control over financial reporting described below.
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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of March 31, 2024:
a)Management did not design and maintain effective controls over information technology general controls ("ITGCs") for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2024; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2024.

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
Changes in Internal Controls
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on December 12, 2023 and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed with the SEC on February 7, 2024. The risk factors set forth below update, and should be read together with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed with the SEC on February 7, 2024.

Risks Related to our Financial Activities

We have identified conditions and events that could raise substantial doubt about our ability to continue as a going concern.

We have identified certain conditions or events, which are discussed below, that could raise substantial doubt about our ability to continue as a going concern. As a result of these and as disclosed elsewhere in this report, substantial doubt about the Company's ability to continue as a going concern exists.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. Subsequent to March 31, 2024, the Company entered into the Fourth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s consolidated EBITDA (up to $26.5 million) for purposes of the financial covenants under the Credit Agreement. As a result of the Fourth Amendment obtained by the Company, the Company was in compliance with its covenants under the Credit Agreement as of March 31, 2024.

The Company believes it has sufficient liquidity to satisfy its current obligations as they come due, including cash outflows for planned targeted capital expenditures, for the twelve months following the issuance of these financial statements. Following the decrease in overall revenue for the three months ended March 31, 2024, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement. If at the time the Company files, or is required to file, its next Quarterly Report on Form 10-Q it reports a failure to comply with its financial covenants and remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans and repay the entirety of its outstanding Notes in the next twelve months; in addition, access to the $15.0 million revolver would be restricted and such funds would not be available to pay for any operating activities.

Further, our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

In addition, the fact that there is substantial doubt about the Company’s ability to continue as a going concern and that the Company is operating under these conditions may adversely affect the Company’s stock price, its ability to raise capital, its ability to comply with its Credit Agreement and its normal business operations, among other implications.

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

The Company’s RMS segment revenue decreased $32.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations.

Further, during 2022 and 2023 there were decreases in biotech funding which contributed to a reduced demand for preclinical studies. This reduced demand has negatively impacted the Company’s DSA segment revenue.

For further information, refer to the Operational Update within Note 1 – Description of Business and Basis of Presentation of the unaudited interim condensed consolidated financial statements contained in Part I, Item 1. There is no assurance that the Company will experience an increase in sales for the remainder of the 2024 fiscal year. If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

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

While we have begun efforts to curtail spending, there is no assurance that any such efforts will be successful or will have intended effect on our available cash.

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

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, including because we fail to comply with our financial covenants at the time we file or are required to file our fiscal third quarter results on Form 10-Q, and such non-compliance remains unremedied for the period of time stipulated under the Credit Agreement, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments to provide further funds. If the lenders accelerate the loans under the Credit Agreement, we do not believe our existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund our operations, satisfy our obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of our outstanding senior term loans and repay the entirety of the outstanding Notes in the next twelve months. In addition, if we are unable to repay outstanding borrowings when due, the lenders also have the right to proceed against the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, including because we fail to comply with our financial covenants at the time we file or are required to file our fiscal third quarter results on Form 10-Q, and such non-compliance remains unremedied for the period of time stipulated under the Credit Agreement, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments to provide further funds. If the lenders accelerate the loans under the Credit Agreement, we do not believe our existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund our operations, satisfy our obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of our outstanding senior term loans and repay the entirety of the outstanding Notes in the next twelve months. In addition, if we are unable to repay outstanding borrowings when due, the lenders also have the right to proceed against the collateral. Further, access to the $15.0 million revolver under the Credit Agreement would be restricted and such funds would not be available to pay for any operating activities. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. Subsequent to March 31, 2024, the Company entered into the Fourth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Agreement in Principle may be added back to the Company’s consolidated EBITDA (up to $26.5 million) for purposes of the financial covenants under the Credit Agreement. As a result of the Fourth Amendment obtained by the Company, the Company was in compliance with its covenants under the Credit Agreement as of March 31, 2024.

The Company believes it has sufficient liquidity to satisfy its current obligations as they come due, including cash outflows for planned targeted capital expenditures, for the twelve months following the issuance of these financial statements. Following the decrease in overall revenue for the three months ended March 31, 2024, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement. If at the time the Company files, or is required to file, its next Quarterly Report on Form 10-Q it reports a failure to comply with its financial covenants and remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans and repay the entirety of its outstanding Notes in the next twelve months; in addition, access to the $15.0 million revolver would be restricted and such funds would not be available to pay for any operating activities.

Further, our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

We plan to continue our efforts to optimize our capital allocation and expense base, which reduced our cash expenses in the three and six months ended March 31, 2024 compared to the three and six months ended March 31, 2023, and which are expected to continue to reduce cash expenses in the remainder of fiscal 2024 and into fiscal 2025. Further, we have invested and plan to continue to invest in our DSA capacity and added to our service offerings in recent periods which we plan to utilize in order to support future revenue growth and margins. The Company also continues to collaborate with its lenders with regard to its current business conditions. The Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity.In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance. Additionally, the Company may consider seeking additional financing and evaluating financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

In relation to the existence of substantial doubt about the Company’s ability to continue as a going concern as discussed above and in Note 1, the Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity. Additionally, the Company may consider seeking additional financing and evaluating financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Risks Related to NHP Supply and Demand

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

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. and difficulties in being able to diversify our suppliers located outside the U.S. China exited the NHP exportation market in 2020 during the COVID-19 pandemic, and has repeatedly stated that it strategically intends to dominate, amongst other things, worldwide biomedical research. As such, their demand for NHPs has shifted a previously exported supply to their domestic use. Legal matters affecting the Cambodian supply of NHPs further exacerbated an already constrained NHP supply for U.S. research. The allegations contained in that indictment also led us to refrain from selling or delivering any of the Cambodian NHPs we held in the U.S. until we could evaluate what additionally could be done to confirm that the NHPs in inventory from Cambodia could be reasonably determined to be purpose-bred. The decision to refrain from selling or delivering the Cambodian NHPs had a material adverse effect on our liquidity. In order to address the material adverse effect, we entered into an amendment to our credit facility.

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

Our sales of NHPs have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.

The Company’s RMS segment revenue decreased $32.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations. There is no assurance that the Company will experience an increase in sales for the remainder of the 2024 fiscal year. If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

Risks Related to Regulation and Legal Matters

We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in legal proceedings related to various matters, including employment and securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 16 - Contingencies to our consolidated financial statements contained in Part II, Item 8, a putative securities class action and derivative securities lawsuits have been filed against the Company and certain officers and directors, alleging, among other things, violations of the Exchange Act related to the Company’s disclosures concerning its acquisitions of Envigo and OBRC and their regulatory compliance.

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

For further information on these and other actions, see Note 14 – Contingencies to the unaudited interim condensed consolidated financial statements contained in Part I, Item 1.

We are subject to inspections, investigations and enforcement actions by regulatory authorities, which could lead to penalties, including substantial fines, warning letters, a temporary restraining order or injunction, civil and/or criminal penalties, and/or license suspension or revocation.

We are subject to periodic inspections by regulatory authorities, including the FDA, the USDA and the U.S. Fish and Wildlife Service. As part of these inspections, the regulatory authorities seek to determine whether our facilities, operations and animal research model importation practices comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. Envigo’s Cumberland, VA facility, at which the Company ceased commercial operations in September 2022, had been the subject of inspections by the USDA, a search and seizure warrant executed by the U.S. Department of Justice (the “DOJ”) and federal and state law enforcement agents. Further, certain employees also received a grand jury subpoena requested by the U.S. Attorney’s Office for the Western District of Virginia, and the Company has received additional subpoenas related to this matter. For further information on these and other actions, see Note 14 - Contingencies to the unaudited interim condensed consolidated financial statements contained in Part I, Item 1.

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

For further information on these and other actions, see Note 14 – Contingencies to the unaudited interim condensed consolidated financial statements contained in Part I, Item 1.

Any failure by us to comply with existing regulations could harm our reputation and operating results, and requirements to comply with new laws, regulations and guidance may have an adverse effect on our financial condition and results of operations.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. The issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations could materially and adversely affect our business and financial performance through fines and sanctions and responsive actions, including revocation of license(s), debarment and may lead to temporary or permanent business interruptions. Furthermore, the cost to comply with new federal or state legislature may adversely affect our operating results.

For further information on these and other actions, see Note 14 – Contingencies to the unaudited interim condensed consolidated financial statements contained in Part I, Item 1.

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

During the three and six months ended March 31, 2024, one client accounted for 15.2% and 19.0% of sales, respectively. During the three and six months ended March 31, 2023, one client accounted for 25.0% and 23.6% of sales, respectively. For the 2024 periods, such reduction in sales volumes to this client adversely affected our business, financial condition and results of operations.

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
Fluctuations in the research and development budgets of researchers and their organizations has, had and could continue to have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. Our ability to continue to grow and win new business depends in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. If companies in these industries were to reduce the number or scope of research and development projects they conduct or outsource, our business could be materially adversely affected. We believe this occurred to some extent is fiscal year 2023 and in the first six months of fiscal year 2024 and could continue.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. A decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently clients appear to be utilizing existing NHP inventory without purchasing normal levels of NHPs. RMS segment revenue decreased $32.1 million in the three months ended March 31, 2024 compared to the three months ended

March 31, 2023 due primarily to the negative impact of lower volumes of NHP sales. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations.

Further, during 2022 and 2023 there was a decrease in biotech funding which has contributed to a reduced demand for preclinical studies. This reduced demand has negatively impacted the Company’s DSA segment revenue.

If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

Risks Related to Share Ownership

Our share price could continue to be volatile and our trading volume may fluctuate substantially.
The market price of our common shares has historically been and might continue to be volatile. Many factors may have a significant impact on the future price of our common shares, including:

•the fact that there is substantial doubt about our ability to continue as a going concern;
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
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
ITEM 6 – EXHIBITS

Number		Description of Exhibits
(2)	2.1
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed May 15, 2023).

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(10)	10.1	Inotiv, Inc. 2024 Equity Incentive Plan (filed herewith)

	10.2	Fourth Amendment to Credit Agreement dated as of May 14, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (filed herewith)

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 15, 2024	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer)

Date: May 15, 2024	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)