Form 10-Q/A
period 2024-03-31
Inotiv, Inc.
filed 2024-05-16
CIK 720154

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

EXPLANATORY NOTE

Inotiv, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Report”). As the result of an inadvertent administrative error, the amounts within the “Liquidity and Capital Resources – Liquidity and Going Concern” section and the principal amount of Notes stated in the third paragraph of the “Liquidity and Capital Resources – Convertible Senior Notes” section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 the Original Report were presented in thousands rather than in actual amounts. This Amendment amends the Original Report solely to correct the presentation of these amounts so that they are in actual amounts instead of in thousands.

This Amendment also updates Part II, Item 5 of the Original Report to include a description of the Fourth Amendment to the Company’s Credit Agreement. While such Fourth Amendment was described in other sections of the Original Report, the Company desires to also include that information in Part II, Item 5 in lieu of filing a Current Report on Form 8-K, as permitted since the Fourth Amendment was entered into within four business days prior to the filing of the Original Report and this Amendment.

This Amendment also includes as exhibits new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from the Company's Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Amendment. Item 6 of Part II of the Original Report is amended to reflect the filing of these new certifications.

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

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and September 30, 2023	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended March 31, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2024 and 2023 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 1A	Risk Factors	53
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3	Defaults Upon Senior Securities	62
Item 4	Mine Safety Disclosures	62
Item 5	Other Information	62
Item 6	Exhibits	63
	Signatures	64

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	September 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,695	$35,492
Trade receivables and contract assets, net of allowances for credit losses of $6,459 and $7,446, respectively	65,757	87,383
Inventories, net	45,406	56,102
Prepaid expenses and other current assets	36,821	33,408
Assets held for sale	—	1,418
Total current assets	180,679	213,803

Property and equipment, net	191,423	191,068
Operating lease right-of-use assets, net	46,796	38,866
Goodwill	94,286	94,286
Other intangible assets, net	291,331	308,428
Other assets	10,863	10,079
Total assets	$815,378	$856,530

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,381	$32,564
Accrued expenses and other current liabilities	31,102	25,776
Fees invoiced in advance	41,675	55,622
Current portion of long-term operating lease	11,413	10,282
Current portion of long-term debt	380,358	7,950
Total current liabilities	492,929	132,194
Long-term operating leases, net	37,218	29,614
Long-term debt, less current portion, net of debt issuance costs	275	369,795
Other long-term liabilities	38,055	6,373
Deferred tax liabilities, net	39,739	50,064
Total liabilities	608,216	588,040

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at March 31, 2024 and September 30, 2023; 25,905,395 issued and outstanding at March 31, 2024 and 25,777,169 at September 30, 2023	6,438	6,406
Additional paid-in capital	717,139	715,696
Accumulated deficit	(517,185)	(453,278)
Accumulated other comprehensive income	770	330
Total equity attributable to common shareholders	207,162	269,154
Noncontrolling interest	—	(664)
Total shareholders’ equity and noncontrolling interest	207,162	268,490
Total liabilities and shareholders’ equity and noncontrolling interest	$815,378	$856,530
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
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of NHP supply and demand matters; (v) the investigations by the U.S. Department of Justice, including any potential resolution thereof and the expected impacts on the Company, such as the estimated amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our outstanding indebtedness and to comply with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on our restructuring and site optimization plans and to realize the expected benefits related to such actions; (xi) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xii) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; ### ### and ### ### and (xvii) the impact of public health emergencies on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, including those detailed in the Company's filings with the U.S. Securities and Exchange Commission. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in subsequent filings with the SEC, many of which are beyond our control.
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

As of March 31, 2024, the Company has cash and cash equivalents of approximately $32.7 million and access to a $15.0 million revolver, which currently has no balance outstanding. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S. triggered a material adverse event clause in our Credit Agreement discussed in Note 6 - Debt to these condensed consolidated financial statements resulting in, among other things. a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility at the time and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at the time at risk of not having the revolving credit facility available.

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
The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per each one thousand dollars of principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
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
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Fourth Amendment to Credit Agreement

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant:

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

The foregoing description of the Fourth Amendment is a summary, does not purport to be complete, and is qualified in its entirety by reference to the Fourth Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Trading Arrangements

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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(10)	10.1	Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2024)

	10.2
Fourth Amendment to Credit Agreement dated as of May 14, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2024)

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