Form 10-Q
period 2024-06-30
Inotiv, Inc.
filed 2024-08-09
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of July 31, 2024, 26,003,960 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and September 30, 2023	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended June 30, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Nine Months Ended June 30, 2024 and 2023 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2024 and 2023 (Unaudited)	10
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4	Controls and Procedures	55

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	57
Item 1A	Risk Factors	57
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3	Defaults Upon Senior Securities	65
Item 4	Mine Safety Disclosures	65
Item 5	Other Information	65
Item 6	Exhibits	67
	Signatures	68

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
(unaudited)

	June 30,	September 30,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$14,434	$35,492
Trade receivables and contract assets, net of allowances for credit losses of $5,780 and $7,446, respectively	63,867	87,383
Inventories, net	38,684	56,102
Prepaid expenses and other current assets	32,248	33,408
Assets held for sale	—	1,418
Total current assets	149,233	213,803

Property and equipment, net	189,703	191,068
Operating lease right-of-use assets, net	45,216	38,866
Goodwill	94,286	94,286
Other intangible assets, net	282,540	308,428
Other assets	13,610	10,079
Total assets	$774,588	$856,530

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$28,325	$32,564
Accrued expenses and other current liabilities	28,064	25,776
Fees invoiced in advance	38,695	55,622
Current portion of long-term operating lease	11,439	10,282
Current portion of long-term debt	378,550	7,950
Total current liabilities	485,073	132,194
Long-term operating leases, net	35,899	29,614
Long-term debt, less current portion, net of debt issuance costs	3,897	369,795
Other long-term liabilities	34,912	6,373
Deferred tax liabilities, net	32,700	50,064
Total liabilities	592,481	588,040

Contingencies (Note 14)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at June 30, 2024 and at September 30, 2023; 26,006,460 issued and outstanding at June 30, 2024 and 25,777,169 at September 30, 2023	6,463	6,406
Additional paid-in capital	718,459	715,696
Accumulated deficit	(543,272)	(453,278)
Accumulated other comprehensive income	457	330
Total equity attributable to common shareholders	182,107	269,154
Noncontrolling interest	—	(664)
Total shareholders’ equity and noncontrolling interest	182,107	268,490
Total liabilities and shareholders’ equity and noncontrolling interest	$774,588	$856,530
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$54,364	$56,295	$165,188	$165,095
Product revenue	51,422	101,173	195,134	266,590
Total revenue	$105,786	$157,468	$360,322	$431,685
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	39,622	37,555	117,362	108,359
Cost of products sold (excluding depreciation and amortization of intangible assets)	45,083	60,520	161,728	189,709
Selling	5,030	4,780	15,781	14,045
General and administrative	16,782	25,705	56,505	82,296
Depreciation and amortization of intangible assets	14,119	13,864	42,524	40,117
Other operating expense	5,902	6,261	39,661	14,712
Goodwill impairment loss	—	—	—	66,367
Operating (loss) income	$(20,752)	$8,783	$(73,239)	$(83,920)
Other (expense) income:
Interest expense	(12,116)	(10,786)	(34,568)	(31,751)
Other (expense) income	(82)	(12)	1,092	(1,345)
Loss before income taxes	$(32,950)	$(2,015)	$(106,715)	$(117,016)
Income tax benefit	6,863	2,380	16,721	20,820
Consolidated net (loss) income	$(26,087)	$365	$(89,994)	$(96,196)
Less: Net loss attributable to noncontrolling interests	—	(1,475)	(440)	(719)
Net (loss) income attributable to common shareholders	$(26,087)	$1,840	$(89,554)	$(95,477)

(Loss) Income per common share
Net (loss) income attributable to common shareholders:
Basic	$(1.00)	$0.07	$(3.46)	$(3.72)
Diluted	$(1.00)	$0.07	$(3.46)	$(3.72)
Weighted-average number of common shares outstanding:
Basic	25,993	25,726	25,862	25,690
Diluted	25,993	26,021	25,862	25,690
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Consolidated net (loss) income	$(26,087)	$365	$(89,994)	$(96,196)
Foreign currency translation	(284)	(392)	133	5,651
Defined benefit plan:
Pension cost amortization	47	(55)	140	(163)
Foreign currency translation	(76)	137	(146)	404
Other comprehensive (loss) income, net of tax	(313)	(310)	127	5,892
Consolidated comprehensive (loss) income	(26,400)	55	(89,867)	(90,304)
Less: Comprehensive (loss) income attributable to non-controlling interests	—	(1,475)	(440)	(719)
Comprehensive (loss) income attributable to common stockholders	$(26,400)	$1,530	$(89,427)	$(89,585)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest			(2,309)			224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162
Consolidated net loss	—	—	—	(48,079)	—	—	(48,079)
Issuance of stock under employee stock plans	114,715	29	(27)	—	—	—	2
Stock-based compensation	—	—	1,884	—	—	—	1,884
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(854)	—	(854)
Balance at March 31, 2024	25,905,395	$6,438	$717,139	$(517,185)	$770	$—	$207,162
Consolidated net loss	—	—	—	(26,087)	—	—	(26,087)
Issuance of stock under employee stock plans	101,065	25	(17)	—	—	—	8
Stock-based compensation	—	—	1,337	—	—	—	1,337
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(360)	—	(360)
Balance at June 30, 2024	26,006,460	$6,463	$718,459	$(543,272)	$457	$—	$182,107

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(86,932)	—	(391)	(87,323)
Issuance of stock under employee stock plans	8,347	1	23	—	—	—	24
Stock-based compensation	—	—	2,046	—	—	—	2,046
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	5,348	—	5,348
Balance at December 31, 2022	25,606,636	$6,363	$709,856	$(435,209)	$(206)	$(997)	$279,807
Consolidated net loss	—	—	—	(9,629)	—	(365)	(9,994)
Issuance of stock under employee stock plans	152,471	128	(46)	—	—	—	82
Stock-based compensation	—	—	1,781	—	—	—	1,781
Pension cost amortization	—	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	—	962	—	962
Other						$51	51
Balance at March 31, 2023	25,759,107	$6,491	$711,591	$(444,838)	$702	$(1,311)	$272,635
Consolidated net income	—	—	—	365	—	1,475	1,840
Issuance of stock under employee stock plans	23,635	22	(19)	—	—	—	3
Noncontrolling interest related to Envigo acquisition	—	—	—	—	—	(961)	(961)
Stock-based compensation	—	—	2,029	—	—	—	2,029
Pension cost amortization	—	—	—	—	(55)	—	(55)
Foreign currency translation adjustment	—	—	—	—	(255)	—	(255)
Other	—	—	—	30	—	64	94
Balance at June 30, 2023	25,782,742	$6,513	$713,601	$(444,443)	$392	$(733)	$275,330
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended June 30,
	2024	2023
Operating activities:
Consolidated net loss	$(89,994)	$(96,196)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	42,524	40,117
Employee stock compensation expense	5,118	5,856
Changes in deferred taxes	(17,407)	(27,114)
Provision for expected credit losses	(1,282)	2,175
Amortization of debt issuance costs and original issue discount	2,575	2,339
Non-cash interest and accretion expense	5,553	4,608
Other non-cash operating activities	(711)	2,486
Goodwill impairment loss	—	66,367
Changes in operating assets and liabilities:
Trade receivables and contract assets	24,876	13,047
Inventories	17,520	16,550
Prepaid expenses and other current assets	942	6,272
Operating lease right-of-use assets and liabilities, net	1,092	779
Accounts payable	(4,931)	4,128
Accrued expenses and other current liabilities	2,254	(11,048)
Fees invoiced in advance	(17,017)	(18,098)
Other asset and liabilities, net	24,455	(3,148)
Net cash (used in) provided by operating activities	(4,433)	9,120

Investing activities:
Capital expenditures	(17,015)	(21,324)
Proceeds from sale of property and equipment	5,432	268
Net cash used in investing activities	(11,583)	(21,056)

Financing activities:
Payments on revolving credit facility	—	(21,000)
Payments on senior term notes and delayed draw term loans	(2,073)	(2,070)
Borrowings on revolving credit facility	—	6,000
Borrowings on delayed draw term loan	—	35,000
Other financing activities, net	(2,816)	(1,748)
Net cash (used in) provided by financing activities	(4,889)	16,182

Effect of exchange rate changes on cash and cash equivalents	(153)	753

Net (decrease) increase in cash and cash equivalents	(21,058)	4,999
Less: cash, cash equivalents, and restricted cash held for sale	—	(1,759)
Cash, cash equivalents, and restricted cash at beginning of period	35,492	18,980
Cash, cash equivalents, and restricted cash at end of period, net of cash, cash equivalents and restricted cash held for sale	$14,434	$22,220

Non-cash financing activity:
Paid in kind debt issuance costs	$—	$1,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,398	$26,889
Income taxes paid, net	$1,517	$5,979
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Through our RMS segment, we offer access to a wide range of small and large research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas in addition to diet and bedding. We combine deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which reduces nonclinical lead times and provides enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

Resolution and Plea Agreements

On June 3, 2024, Inotiv, Inc. announced that it had reached agreement with the U.S. Department of Justice (“DOJ”) to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS, LLC (“Envigo RMS”), an entity acquired by the Company in November 2021. In connection with such resolution, the Company and its related entities have entered into a Resolution Agreement (the “Resolution Agreement”) with the DOJ and the United States Attorney’s Office for the Western District of Virginia (“USAO-WDV”), and Envigo RMS and Envigo Global Services, Inc. (“EGSI” and together with Envigo RMS, “Envigo”) have entered into a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. While the terms of the resolution are subject to Court approval at a sentencing hearing, which is currently scheduled for October 7, 2024, the obligations of the Company and Envigo under the Resolution Agreement, the Plea Agreement and related documents apply beginning on the date of execution of June 3, 2024. Refer to Note 14 – Contingencies for additional information.

Pursuant to the Resolution Agreement and the Plea Agreement, the Company and Envigo, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) the appointment of a Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires five years after the completion of the selection process for the Compliance Monitor, unless Envigo is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire three years after the completion of the selection process, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo RMS and EGSI being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution.

For the nine months ended June 30, 2024, the Company has expensed $28,500 related to the Resolution and Plea Agreements, which is presented within other operating expense in the Company’s Condensed Consolidated Statement of Operations. In line with the Resolution and Plea Agreements, the Company paid $6,500 during the three months ended June 30, 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and the Company has included $17,000 in other long-term liabilities on its Condensed Consolidated Balance Sheets as of June 30, 2024 and “Changes in operating assets and liabilities – other assets and liabilities” in its Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2024. The total $28,500 charge is reflected in the operating loss of the RMS segment. The charge of $28,500 is non-deductible for U.S. federal income tax purposes. Further, the Fifth Amendment (as defined in Note 6 - Debt), among other changes to the Credit Agreement, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500 for purposes of the financial covenants under the Credit Agreement. The Company expects to have additional cash outlays in connection with certain costs related to the Resolution Agreement, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Resolution Agreement, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.

Operational Update

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates ("NHPs") to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping Cambodian NHPs. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports. Inotiv has continued to monitor and respond to the evolving environment around non-human primates. Although Cambodia has remained closed as a source through the third quarter of fiscal 2024, we have identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research. This has allowed us to diversify our sourcing of NHPs outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

NHPs are critical for scientific research and are required by international regulatory guidance to develop and evaluate the safety and effectiveness of a range of life-saving drugs and treatments prior to their assessment in human clinical trials. Without a consistent source of NHP’s in the U.S., Drug discovery and development in the U.S. could be materially impacted.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we now believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently, clients appear to be utilizing existing NHP inventory without purchasing historical levels of NHPs. RMS revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to lower NHP-related product and service revenue of $45,667. For the 2024 period, the reduction in sales volumes adversely affected our business, financial condition and results of operations.

During 2022 and 2023 there were decreases in biotech funding which contributed to a reduced demand for preclinical studies. While U.S. biotech funding increased in the first half of calendar 2024, the Company has yet to see a meaningful increase in demand from biotech clients.

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

As of June 30, 2024, the Company has cash and cash equivalents of approximately $14,434 and access to a $15,000 revolver, which had no balance outstanding as of June 30, 2024 and a $12,000 balance outstanding as of the date of this report. The proceeds from the recent draw on the revolver were used for working capital demands, such as timing of an NHP deposit. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S. triggered a material adverse event clause in our Credit Agreement discussed in Note 6 - Debt to these condensed consolidated financial statements resulting in, among other things, a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility at the time and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement in January 2023 to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at the time at risk of not having the revolving credit facility available.

In 2023, we implemented several initiatives to integrate and optimize several of the facilities we acquired through acquisitions in 2021 and 2022. The initiatives included significant investments in existing facilities and were also designed to enhance animal welfare and customer experience, reduce our operating costs and provide additional scale and create efficiencies in our remaining operations. Additionally, we identified and have been implementing new strategies to improve the efficiency and cost effectiveness of the transportation of our products. We announced several site consolidation plans in the U.S. and certain European and U.K. sites. Our site optimization plans allow us to reduce overhead and create efficiencies through scale. During fiscal 2023, we completed all planned fiscal year 2023 consolidations and closures and sold our Israeli businesses. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is complete as of the date of this report and we expect to exit the leased facility before the end of the fourth quarter of fiscal 2024. Over the last year, we have continued to improve our infrastructure and worked to optimize our operating platform to support future growth. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build. However, there is no assurance that such actions will ultimately have the intended effects.

In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. We also took steps to reduce our budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, we announced that we would be partnering with Vanguard Supply Chain Solutions LLC, a provider of our transportation services, to enable the in-house integration of our North American transportation operations. By taking direct control of our transportation operations, we believe we have achieved key efficiencies to strengthen internal operations, improve our outgoing supply chain, and bolster service and scientific continuity for clients. In the second quarter of fiscal 2024, we completed the in-house integration of our North American transportation operations as described above. During the three months ended June 30, 2024, the Company worked on route optimization projects, which are designed for further efficiencies and cost reductions and is continuing to work on route optimization projects in the fourth quarter of fiscal 2024.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. On June 2, 2024, the Company entered into the Fifth Amendment to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Resolution and Plea Agreements may be added back to the Company’s consolidated EBITDA (up to $28,500) for purposes of the financial covenants under the Credit Agreement.

As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of the $12,000 balance of the revolving credit facility in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

We plan to continue our efforts to optimize our capital allocation and expense base, which reduced our cash expenses in the three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023, and which are expected to continue to reduce cash expenses in the remainder of fiscal 2024 and into fiscal 2025. Further, we have invested and plan to continue to invest in our DSA capacity and added to our service offerings in recent periods which we plan to utilize in order to support future revenue growth and margins. The Company also continues to collaborate with its lenders with regard to its current business conditions. The Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Additionally, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In the opinion of management, the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2024 and 2023 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at June 30, 2024. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the results for the fiscal year ending September 30, 2024. Certain prior year amounts have been reclassified within the condensed consolidated statements of operations and the condensed consolidated statement of cash flows for consistency with the current year presentation. Specifically, depreciation expense has been combined with amortization of intangible assets. These reclassifications had no effect on the reported results of operations. Further, certain financing activities have been reclassified within the condensed consolidated statements of cash flows for consistency with the current year presentation.
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
Consolidation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company, including all subsidiaries and prior to December 23, 2023, a variable interest entity (“VIE”) it previously consolidated in accordance with GAAP. During December 2023, the Company entered into a transition services agreement with Vanguard Supply Chain Solutions LLC, one of the Company's transportation providers, to enable the in-house integration of Inotiv’s North American transportation operations. Following this transaction, Inotiv was no longer required to consolidate this entity. The VIE has not materially impacted our net assets or net loss. The Company successfully completed the in-house integration of its North American transportation operations during the second fiscal quarter of 2024.
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
During the three months ended June 30, 2024, no clients accounted for more than 10% of sales. During the nine months ended June 30, 2024, one client accounted for 16.1% of sales. During the three and nine months ended June 30, 2023, one client accounted for 19.7% and 22.5% of sales, respectively. During the three and nine months ended June 30, 2024 and June 30, 2023, no vendors accounted for more than 10% of the sum of cost of services and cost of products.
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

	Balance at June 30, 2024	Balance at September 30, 2023
Contract assets: Trade receivables	$53,737	$77,618
Contract assets: Unbilled revenue	15,910	17,211
Contract liabilities: Customer deposits	22,374	36,689
Contract liabilities: Deferred revenue	16,321	18,933
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $10,807 and $10,220 of unpaid advanced client billings from both client receivables and deferred revenue as of June 30, 2024 and September 30, 2023, respectively.
The Company expects a majority of deferred revenue to be recognized as revenue within twelve months.

Changes in the contract asset and the contract liability balances during the nine months ended June 30, 2024 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 79.0% of unbilled revenue as of September 30, 2023, was billed during the nine months ended June 30, 2024; and
•Changes in the time frame for a performance obligation to be satisfied – approximately 75.0% of deferred revenue as of September 30, 2023, was recognized as revenue during the nine months ended June 30, 2024.
3.    SEGMENT AND GEOGRAPHIC INFORMATION
Segment Information
During the three and nine months ended June 30, 2024, the RMS segment reported intersegment revenue of $396 and $5,230, respectively, related to sales to the DSA segment. During the three and nine months ended June 30, 2023, the RMS segment reported intersegment revenue of $3,471 and $7,858, respectively, related to sales to the DSA segment. The following tables present revenue and other financial information by reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue
DSA:
Service revenue	$43,086	$45,197	$131,951	$131,313
Product revenue	1,133	1,561	3,597	3,561
RMS:
Service revenue	11,278	11,098	33,237	33,782
Product revenue	50,289	99,612	191,537	263,029
	$105,786	$157,468	$360,322	$431,685

Operating Income (Loss)
DSA	$2,325	$4,182	$6,771	$8,478
RMS	(7,447)	21,886	(32,973)	(36,661)
Unallocated Corporate	(15,630)	(17,285)	(47,037)	(55,737)
	$(20,752)	$8,783	$(73,239)	$(83,920)

Interest expense	(12,116)	(10,786)	(34,568)	(31,751)
Other (expense) income	(82)	(12)	1,092	(1,345)
Loss before income taxes	$(32,950)	$(2,015)	$(106,715)	$(117,016)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization:
DSA	$4,488	$4,235	$13,260	$11,826
RMS	9,401	9,629	28,781	28,291
Unallocated Corporate	230	—	483	—
	$14,119	$13,864	$42,524	$40,117

Capital expenditures:
DSA	$1,390	2,403	$4,594	$9,667
RMS	3,031	2,081	12,421	11,657
	$4,421	$4,484	$17,015	$21,324
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
United States	$89,707	$132,265	$303,905	$361,254
Netherlands	8,545	15,682	36,331	42,426
Other	7,534	9,521	20,086	28,005
	$105,786	$157,468	$360,322	$431,685
Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	June 30,	September 30,
	2024	2023
United States	$171,036	$178,021
Netherlands	6,600	6,656
Other	12,067	6,391
	$189,703	$191,068
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

5.    INTANGIBLE ASSETS
The following table displays intangible assets, net by major class:

	June 30, 2024
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$317,026	$(75,585)	$241,441
Intellectual property	56,362	(17,077)	39,285
Other	4,837	(3,023)	1,814
	$378,225	$(95,685)	$282,540

	September 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Client relationships	$316,820	$(54,711)	$262,109
Intellectual property	56,337	(12,234)	44,103
Other	4,837	(2,621)	2,216
	$377,994	$(69,566)	$308,428
The decrease in intangible assets, net during the nine months ended June 30, 2024 related to amortization over the applicable useful lives, partially offset by the impact of foreign exchange rates.

6.    DEBT

Long-term debt as of June 30, 2024 and September 30, 2023 is detailed in the table below.

	June 30, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$432	$602
Seller Note – Preclinical Research Services	484	541
Seller Payable - Orient BioResource Center	3,690	3,649
Seller Note – Histion (Related party)	120	229
Seller Note – Protypia (Related party)	—	400
Economic Injury Disaster Loan	—	140
Convertible Senior Notes	115,296	110,651
Term Loan Facility, DDTL and Incremental Term Loans	274,048	272,930
Total debt before unamortized debt issuance costs	$394,070	$389,142
Less: Debt issuance costs not amortized	(11,623)	(11,397)
Total debt, net of unamortized debt issuance costs	$382,447	$377,745
Less: Current portion	(378,550)	(7,950)
Total Long-term debt	$3,897	$369,795

As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. Refer to Note 1 - Description of the Business and Basis of Presentation for the Company's Operational Update and the Company's analysis of Liquidity and Going Concern.

Revolving Credit Facility

As of June 30, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the nine months ended June 30, 2023. As of the date of this report, there is a $12,000 balance under the revolving credit facility.

Significant Transactions

On October 12, 2022, the Company drew its $35,000 delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds was used to repay the $15,000 balance on the Company’s revolving credit facility, while the remaining amount was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.

On December 29, 2022 and January 9, 2023, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Second and Third Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.

On May 14, 2024 and June 2, 2024, the Company, the lenders party thereto, and the Agent, entered into the Fourth and Fifth Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.

Absent the Sixth Amendment (as defined in Note 15 - Subsequent Events), the Company would not have complied with its financial covenants under the Credit Agreement and the Company believes that if it does not see an increase in revenue, and related operating margins, it is probable that the Company will fail its financial covenants within twelve months of the balance sheet date. As a result, we have classified the Term Loan Facility, DDTL and Incremental Term Loans (each as defined below) and the Notes as current. Refer to Note 1 - Description of the Business and Basis of Presentation for the Company's Operational Update and the Company's analysis of Liquidity and Going Concern.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement (as defined below):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Effective interest rates:
Term Loan	11.67%	10.25%	11.43%	10.29%
Initial DDTL	11.66%	10.22%	11.41%	10.31%
Additional DDTL	11.78%	10.35%	11.54%	10.47%

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution and Plea Agreements) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fifth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

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

As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. Neither the first nor the second amendment to the payable affected the rights and remedies of any party under the stock purchase agreement, nor did either alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.

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

As of June 30, 2024 and September 30, 2023, there were $3,468 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2024, the total interest expense was $2,948, including coupon interest expense of $1,131, accretion expense of $1,580, and the amortization of debt discount and issuance costs of $237. During the three months ended June 30, 2023, the total interest expense was $2,726, including coupon interest expense of $1,071, accretion expense of $1,436, and the amortization of debt discount and issuance costs of $219. For the nine months ended June 30, 2024, the total interest expense was $8,755, including coupon interest expense of $3,406, accretion expense of $4,645, and the amortization of debt discount and issuance costs of $704. During the nine months ended June 30, 2023, the total interest expense was $8,229, including coupon interest expense of $3,371, accretion expense of $4,200, and the amortization of debt discount and issuance costs of $658.

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

7.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	June 30,	September 30,
	2024	2023
Trade receivables	$53,737	$77,618
Unbilled revenue	15,910	17,211
Total	69,647	94,829
Less: Allowance for credit losses	(5,780)	(7,446)
Trade receivables and contract assets, net of allowances for credit losses	$63,867	$87,383

Inventories, net consisted of the following:

	June 30,	September 30,
	2024	2023
Raw materials	$2,071	$2,259
Work in progress	78	124
Finished goods	4,483	4,439
Research Model Inventory	34,866	52,524
Total	41,498	59,346
Less: Obsolescence reserve	(2,814)	(3,244)
Inventories, net	$38,684	$56,102

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2024	2023
Advances to suppliers	$19,949	$19,247
Prepaid research models	3,509	4,300
Income tax receivable	2,545	1,813
Note receivable	1,280	1,226
Other	4,965	6,822
Prepaid expenses and other current assets	$32,248	$33,408

The composition of other assets is as follows:

	June 30,	September 30,
	2024	2023
Long-term advances to suppliers	$6,033	$3,681
Funded status of defined benefit plan	3,181	3,036
Other	4,396	3,362
Other assets	$13,610	$10,079

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2024	2023
Accrued compensation	$7,552	$12,966
Non-income taxes	5,268	4,596
Accrued interest	2,488	2,975
Other	7,756	5,239
Resolution and Plea Agreements (Note 1)	5,000	—
Accrued expenses and other current liabilities	$28,064	$25,776

The composition of fees invoiced in advance is as follows:

	June 30,	September 30,
	2024	2023
Customer deposits	$22,374	$36,689
Deferred revenue	16,321	18,933
Fees invoiced in advance	$38,695	$55,622

The composition of other liabilities is as follows:

	June 30,	September 30,
	2024	2023
Long-term client deposits	$17,000	$5,250
Other	912	1,123
Resolution and Plea Agreements (Note 1)	17,000	—
Other liabilities	$34,912	$6,373

8.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2024, the Company expects to contribute $0 to the Pension Plan. As of June 30, 2024, the funded status of the defined benefit plan obligation of $3,181 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic expense:
Interest cost	$185	$187	$551	$551
Expected return on assets	(196)	(203)	(585)	(600)
Amortization of prior loss	(36)	(39)	(106)	(114)
Net periodic expense	$(47)	$(55)	$(140)	$(163)
9.    OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Acquisition and integration costs	$—	$105	$70	$1,193
Restructuring costs [1]	457	1,303	2,859	3,309
Startup costs	772	1,781	2,569	5,567
Remediation costs	231	857	883	1,997
Other costs	2,442	2,215	4,780	2,646
Resolution and Plea Agreements [2]	2,000	—	28,500	—
	$5,902	$6,261	$39,661	$14,712
[1]Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy and the in-house integration of Inotiv’s North American transportation operations as discussed in Note 10 – Restructuring and Assets Held for Sale and Note 1 - Description of Business and Basis of Presentation.

[2] Refer to Note 1 - Description of Business and Basis of Presentation for further discussion of the Resolution and Plea Agreements

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

For the three and nine months ended June 30, 2024 and 2023, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. Further, as of June 30, 2024 and 2023, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $403 and $654, respectively.

Cumberland and Dublin

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia ("Cumberland facility") and to close and relocate its operations in Dublin, Virginia ("Dublin facility) into its other existing facilities, as a part of the Company's restructuring and site optimization plan. The Cumberland facility exit was also a part of the settlement, as further described in Note 14 – Contingencies. The Cumberland facility exit was completed in September 2022 and initially met the criteria for assets held for sale as of March 31, 2023. Further, in connection with this conclusion, the Company determined that the carrying value exceeded the fair value of the real property at the Cumberland facility less costs to sell. As a result, asset impairment charges of $213 and $891 were recorded within the RMS reportable segment during the three and nine months ended June 30, 2023. The Cumberland facility was sold in June 2024. The Dublin facility transition was completed in November 2022 and initially met the criteria for assets held for sale as of December 31, 2023. The Dublin facility was sold in March 2024. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.

Gannat, Blackthorn, Spain and RMS St. Louis

As of March 31, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023 and initially met the criteria for assets held for sale as of June 30, 2023. The Gannat facility was sold in December 2023. As of June 30, 2023, the real property of the Blackthorn facility initially met the criteria for assets held for sale. The Blackthorn facility sold in February 2024, which the Company is leasing back until the operations are relocated to its Hillcrest, U.K. site. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is complete as of the date of this report and we expect to exit the leased facility before the end of the fourth quarter of fiscal 2024. In July 2023, the Company decided to close its Spain facility. The exit of the facility in Spain was completed in September 2023 and initially met the criteria for assets held for sale as of September 30, 2023. The facility in Spain was sold in November 2023. The leased RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn, Spain and RMS St. Louis facilities were within the RMS reportable segment.

Boyertown and Haslett

Prior to the acquisition of Envigo, the Boyertown and Haslett facilities were identified for relocation of operations to the Denver, Pennsylvania facility. The exits of the Boyertown and Haslett facilities were completed in March 2023 and both facilities initially met the criteria for assets held for sale as of March 31, 2023. The Boyertown facility was sold in September 2023. The facility in Haslett was sold during April 2024.

Israel

As of December 31, 2022, the assets and liabilities related to the Israel RMS and Israel CRS businesses (the “Israeli Businesses”) initially met the held for sale criteria and, in August 2023, the Company sold its ownership interest in the Israeli Businesses, which were previously reflected in the RMS reportable segment. Consideration for the sale consisted of (i) $1,000 in cash, (ii) an excess cash adjustment of $316, (iii) real property valued at $3,700, and (iv) a promissory note receivable in the aggregate amount of $2,453. The promissory note bears interest at a rate of 5.00% per annum, with quarterly payments of interest and principal payments on the first anniversary of the closing date and at maturity on

August 29, 2025. The sale included the Company’s 100.00% ownership in Israel RMS and Israel RMS’s 62.50% ownership interest in Israel CRS. Prior to the sale, the management team owned a 37.50% non-controlling ownership position in Israel CRS.

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

ROU lease assets and operating lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2024	September 30, 2023

Operating ROU assets, net	$45,216	$38,866

Current portion of operating lease liabilities	11,439	10,282
Long-term operating lease liabilities	35,899	29,614
Total operating lease liabilities	$47,338	$39,896
During the three and nine months ended June 30, 2024, the Company had operating lease amortization of $2,191 and $6,546, respectively. During the three and nine months ended June 30, 2023, the Company had operating lease amortization of $2,067 and $6,469, respectively.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended June 30, 2024 and 2023 were:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs:
Fixed operating lease costs	$3,448	$2,800	$10,042	$8,714
Short-term lease costs	—	41	—	103
Lease income	(753)	(794)	(2,311)	(2,278)
Total operating lease cost	$2,695	$2,047	$7,731	$6,539

The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
	2024	2023
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,906	$8,397

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$12,858	$15,938

The weighted average remaining lease term and discount rate for the Company’s operating leases as of June 30, 2024 and 2023 were:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (in years)
Operating lease	8.83	6.26
Weighted-average discount rate (in percentages)
Operating lease	11.92%	7.98%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2024, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

Operating Leases
2024 (remainder of fiscal year)	$3,147
2025	10,159
2026	10,340
2027	8,375
2028	6,859
Thereafter	47,846
Total minimum future lease payments	86,726
Less interest	(39,388)
Total lease liability	47,338

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

On March 14, 2024, the Company's shareholders approved the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, no further awards will be granted under the 2018 Plan. As of June 30, 2024, 1,798,668 shares remained available for grants under the 2024 Plan.

Stock-Based Compensation

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended June 30, 2024 and 2023, was $1,337 and $2,029, respectively. Stock based compensation expense for the nine months ended June 30, 2024 and 2023, was $5,118 and $5,856, respectively.

Loss per Share

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Consolidated net (loss) income	$(26,087)	$365	$(89,994)	$(96,196)
Less: Net loss attributable to noncontrolling interests	—	(1,475)	(440)	(719)
Net (loss) income attributable to common shareholders	(26,087)	1,840	(89,554)	(95,477)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	25,993	25,726	25,862	25,690
Effect of dilutive securities:
Stock options, restricted stock units and restricted stock awards	—	295	—	—
Weighted-average shares outstanding - Diluted	25,993	26,021	25,862	25,690
Anti-dilutive common share equivalents (1)	5,451	5,494	5,451	5,790
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

The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were 20.8% and 118.1%, respectively. For the three months ended June 30, 2024, the Company’s effective tax rate was primarily driven by a change in the Company's forecasted loss before income taxes. For the three months ended June 30, 2023, the Company’s effective tax rate was driven by a change in the Company's forecasted loss before income taxes, resulting in a catch up adjustment.

The Company’s effective tax rates for the nine months ended June 30, 2024 and 2023 were 15.7% and 17.8%, respectively. For the nine months ended June 30, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Resolution and Plea Agreements and valuation allowance adjustments. For the nine months ended

June 30, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other discrete adjustments.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. As of June 30, 2024, the Company had no material liability for uncertain tax positions.

The Company records interest and penalties accrued in relation to the uncertain income tax position as a component of income tax expense (benefit). Any changes in the liability for the uncertain tax position would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to income taxes in the U.S. federal jurisdiction, and the various states and foreign jurisdictions in which it operates. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the normal course of business, the Company is subject to examination by federal, state, local and foreign taxing authorities. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The Company is no longer subject to U.S. federal tax examinations for years before 2020 or state and local tax examinations for years before 2019, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination three years from the date of utilization.

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

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court entered orders on November 15, 2022 and May 8, 2023 in the Grobler and Burkhart Derivative Actions, respectively, staying each Action pending a resolution of a motion to dismiss in the securities class action. The stays expired following the March 29, 2024 decision on the motion to dismiss in the securities class action. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The parties have jointly moved the Court to stay litigation. That motion is currently pending. While the Company cannot predict the outcome of these matters, the Company believes the consolidated Federal Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” and together with the Whitfield Derivative Action, the “State Derivative Actions”). The State Derivative Actions collectively assert claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action. The consolidated State Derivative Actions are currently stayed. While the Company cannot predict the outcome of these matters, the Company believes the consolidated State Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

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

On May 18, 2022, the U.S. Department of Justice (“DOJ”), together with federal and state law enforcement agents, executed a search and seizure warrant on the Cumberland facility. The warrant was issued by the U.S. District Court for the Western District of Virginia on May 13, 2022. In 2022, Envigo Global Services, Inc. ("EGSI") and Inotiv received grand jury subpoenas and other requests from the U.S. Attorney’s Office for the Western District of Virginia (“USAO-WDVA”) for documents and information related to the companies’ compliance with the Animal Welfare Act (“AWA”), the Clean Water Act (“CWA”), the Virginia State Water Control Law and local pretreatment requirements from January 2017 to present. On July 23, 2023, EGSI and Inotiv received a grand jury subpoena from USAO-WDVA for documents related to the Cumberland facility’s compliance with the Clean Air Act, Virginia Air Pollution Control Laws and Regulations, and local requirements from January 1, 2017 to present. Also on July 23, 2023, Inotiv received a grand jury subpoena from USAO-WDVA for documents and information related to the Company’s Alice, Texas facilities’ compliance with the CWA, the Texas State Water Control Law, and local pretreatment requirements from January 1, 2020 to present. Certain current and former employees have also received subpoenas for testimony and documents related to these matters.

On June 3, 2024, the Company reached agreement to resolve this criminal investigation by the DOJ and other federal and state law enforcement agencies as to the Company, EGSI and Envigo RMS. In connection with such resolution, the Company and its related entities have entered into a Resolution Agreement (the “Resolution Agreement”) with the DOJ and the USAO-WDVA, and Envigo RMS and EGSI have entered into a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDVA. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. While the terms of the resolution are subject to Court approval at a sentencing hearing, which is currently scheduled for October 7, 2024, the obligations of the Company, EGSI, and Envigo RMS under the Resolution Agreement, the Plea Agreement and related documents apply beginning on the date of execution of June 3, 2024.

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

In connection with the matters described herein, on July 23, 2024, USAO-SDFL informed the Company that it was no longer investigating the Company or its subsidiaries with respect to their procurement of NHPs from foreign suppliers or NHP importation practices.

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
15.    SUBSEQUENT EVENTS

On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waives the financial covenant tests set out under the Credit Agreement for the fiscal quarter ending June 30, 2024, establishes a new weekly liquidity reporting requirement to the lenders, and establishes a new minimum weekly liquidity requirement of $7,000 for each of the weeks ending August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for each of the weeks ending October 11, 2024, October 18, 2024 and October 25, 2024 and $10,000 for each other week thereafter.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of NHP supply and demand matters; (v) compliance with the Resolution and Plea Agreements and the expected impacts on the Company related to the compliance plan and compliance monitor, and the expected amounts, timing and expense treatment of cash payments and other investments thereunder;(vi) our ability to service our outstanding indebtedness and to comply or regain compliance with financial covenants, including those established by the Sixth Amendment; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on our restructuring and site optimization plans and to realize the expected benefits related to such actions; (xi) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xii) our ability to effectively manage current expansion efforts or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement; and (xviii) the impact of public health emergencies on the economy, demand for our services and products and our operations, including the measures taken by governmental authorities to address such public health emergencies, which may precipitate or exacerbate other risks and/or uncertainties, including those detailed in the Company's filings with the U.S. Securities and Exchange Commission. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and in subsequent filings with the SEC, many of which are beyond our control.
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
All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, unless otherwise specified.

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
Over the past five years, we have undertaken significant internal and external growth initiatives, integration of our acquisitions, as well as site optimization initiatives. Our growth initiatives include acquisitions and related integrations, expansion of existing capacity and services, and startup of new services. Prior to fiscal year 2022, our growth initiatives focused on discovery and safety assessment services, and, as a result of our strategic acquisition of Envigo RMS Holding Corp. in November 2021, which added a complementary research model platform, our full spectrum solutions span two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”). In addition to the growth initiatives described above, we have also undertaken site optimization initiatives through site closures and consolidation in the U.S. and Europe as further described below.
DSA

During the nine months ended June 30, 2024, our focus for the DSA segment revolved around maximizing the integration of service offerings from previous acquisitions and continuing to build out additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes over the last year, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing. Furthermore, the expansion activities at Fort Collins, Colorado, were completed by the end of October 2023 and the expanded site completed the validation of our facility and equipment in January 2024.

RMS

During the nine months ended June 30, 2024, our focus for our business within the RMS segment included navigating the global non-human primate ("NHP") market and executing on our continued site optimization plans and new strategies to improve the efficiency and cost effectiveness of the production and transportation of our products. We closed on the sale of our Blackthorn, U.K., Dublin, Virginia, Haslett, Michigan and Cumberland, Virginia facilities during the nine months ended June 30, 2024. We closed on the sale of our Blackthorn site during the second quarter of fiscal 2024 and we are leasing the facility back. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is complete as of the date of this report and we expect to exit the leased facility before the end of the fourth quarter fiscal 2024.

In December 2023, the Company announced that it would be partnering with Vanguard Supply Chain Solutions LLC, the Company’s then-current provider of transportation services, to enable the in-house integration of Inotiv’s North American transportation operations. The Company completed this in-house integration in the second quarter of fiscal 2024. During the three months ended June 30, 2024, the Company worked on route optimization projects, which were designed for further efficiencies and cost reductions and is continuing to work on route optimization projects in the fourth quarter of fiscal 2024.

Refer to Note 10 – Restructuring and Assets Held for Sale in our condensed consolidated financial statements contained in Part I, Item 1 for more information related to the site optimizations.

Resolution and Plea Agreements
On June 3, 2024, Inotiv, Inc. announced that it had reached agreement with the U.S. Department of Justice (“DOJ”) to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS, LLC (“Envigo RMS”), an entity acquired by the Company in November 2021. In connection with such resolution, the Company and its related entities have entered into a Resolution Agreement (the “Resolution Agreement”) with the DOJ and the United States Attorney’s Office for the Western District of Virginia (“USAO-WDV”), and Envigo RMS and Envigo Global Services, Inc. (“EGSI” and together with Envigo RMS, “Envigo”) have entered into a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. While the terms of the resolution are subject to Court approval at a sentencing hearing, which is currently scheduled for October 7, 2024, the obligations of the Company and Envigo under the Resolution Agreement, the Plea Agreement and related documents apply beginning on the date of execution of June 3, 2024. Refer to Note 14 – Contingencies for additional information.

Pursuant to the Resolution Agreement and the Plea Agreement, the Company and Envigo, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) the appointment of a Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires five years after the completion of the selection process for the Compliance Monitor, unless Envigo is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire three years after the completion of the selection process, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo RMS and EGSI being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution.

For the nine months ended June 30, 2024, the Company has expensed $28,500 related to the Resolution and Plea Agreements, which is presented within other operating expense in the Company’s Condensed Consolidated Statement of Operations. In line with the Resolution and Plea Agreements, the Company paid $6,500 during the three months ended June 30, 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and the Company has included $17,000 in other long-term liabilities on its Condensed Consolidated Balance Sheets as of June 30, 2024 and “Changes in operating assets and liabilities – other assets and liabilities” in its Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2024. The total $28,500 charge is reflected in the operating loss of the RMS segment. The charge of $28,500 is non-deductible for U.S. federal income tax purposes. Further, the Fifth Amendment (as defined in Note 6 - Debt), among other changes to the Credit Agreement, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500 for purposes of the financial covenants under the Credit Agreement. The Company expects to have additional cash outlays in connection with certain costs related to the Resolution Agreement, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Resolution Agreement, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.

Operational Update

On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of non-human primates ("NHPs") to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The Company has not been directed to refrain from selling the Cambodian NHPs in its possession in the U.S. However, due to the allegations contained in the indictment involving the supplier and the Cambodian government officials, the Company believed that it was prudent, at the time, to refrain from selling or delivering any of its Cambodian NHPs held in the U.S. until the Company’s staff and external experts could evaluate what additionally could be done to satisfy itself that the NHPs in inventory from Cambodia can be reasonably determined to be purpose-bred. Historically, the Company relied on the Convention on International Trade in Endangered Species of Wild

Fauna and Flora (“CITES”) documentation and related processes and procedures, including release of each import by U.S. Fish and Wildlife Service. After a thorough review of the documentation we have for the Cambodian NHPs in our inventory and their colonies, we resumed shipping Cambodian NHPs. In addition, we completed audits on site at our Cambodian supplier and we worked to establish even more robust procedures for future imports. Inotiv has continued to monitor and respond to the evolving environment around non-human primates. Although Cambodia has remained closed as a source through the third quarter of fiscal 2024, we have identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research. This has allowed us to diversify our sourcing of NHPs outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

NHPs are critical for scientific research and are required by international regulatory guidance to develop and evaluate the safety and effectiveness of a range of life-saving drugs and treatments prior to their assessment in human clinical trials. Without a consistent source of NHP’s in the U.S., Drug discovery and development in the U.S. could be materially impacted.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we now believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently, clients appear to be utilizing existing NHP inventory without purchasing historical levels of NHPs. RMS revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to lower NHP-related product and service revenue of $45,667. For the 2024 period, the reduction in sales volumes adversely affected our business, financial condition and results of operations.

During 2022 and 2023 there were decreases in biotech funding which contributed to a reduced demand for preclinical studies. While U.S. biotech funding increased in the first half of calendar 2024, the Company has yet to see a meaningful increase in demand from biotech clients.
Financial Highlights During Three Months Ended June 30, 2024

•Revenue was $105,786 during the three months ended June 30, 2024 as compared to $157,468 during the three months ended June 30, 2023, driven by a $49,143, or 44.4%, decrease in RMS revenue and a $2,539, or 5.4%, decrease in DSA revenue.

•Consolidated net loss for the three months ended June 30, 2024 was $26,087, or 24.7% of total revenue, compared to consolidated net income for the three months ended June 30, 2023 of $365, or 0.2% of total revenue. Consolidated net loss for the three months ended June 30, 2024 included a $2,000 charge related to the Resolution and Plea Agreements.

•Book-to-bill ratio was 0.94x for the DSA services business.

•DSA backlog was $139,384 at June 30, 2024, down from $149,148 at June 30, 2023.
Financial Highlights During Nine Months Ended June 30, 2024
•Revenue was $360,322 during the nine months ended June 30, 2024 compared to $431,685 during the nine months ended June 30, 2023, primarily driven by a $72,037, or 24.3%, decrease in RMS revenue.
•Consolidated net loss for the nine months ended June 30, 2024 was $89,994, or 25.0% of total revenue, compared to consolidated net loss of $96,196, or 22.3% of total revenue, for the nine months ended June 30, 2023. Consolidated net loss for the nine months ended June 30, 2024 included a $28,500 charge related to the Resolution and Plea Agreements. Consolidated net loss for the nine months ended June 30, 2023 included a $66,367 non-cash goodwill impairment charge related to the RMS segment.
•Book-to-bill ratio was 1.06x for the DSA services business.

Events Subsequent to Quarter End Date
•On July 23, 2024, the U.S. Attorney’s Office for the Southern District of Florida informed the Company that it was no longer investigating the Company or its subsidiaries with respect to their procurement of NHPs from foreign suppliers or NHP importation practices.
•On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waives the financial covenant tests set out under the Credit Agreement for the fiscal quarter ending June 30, 2024, establishes a new weekly liquidity reporting requirement to the lenders, and establishes a new minimum weekly liquidity requirement of $7,000 for each of the weeks ending August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for each of the weeks ending October 11, 2024, October 18, 2024 and October 25, 2024 and $10,000 on each other week thereafter.

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

DSA

(in thousands, except percentages)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$44,219	$46,758	$(2,539)	(5.4)%
Cost of revenue[1]	32,597	27,935	4,662	16.7%
Operating expenses[2]	4,809	10,406	(5,597)	(53.8)%
Depreciation and amortization of intangible assets	4,488	4,235	253	6.0%
Operating income[3]	$2,325	$4,182	$(1,857)	(44.4)%
Operating income % of total revenue	2.2%	2.7%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue decreased by $2,539 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in DSA revenue was primarily driven by a $1,766 decrease in safety assessment service revenue, which includes decreased revenue from general toxicology services due to a change in the mix of studies conducted, a decrease in DSA products revenue and a decrease in discovery services revenue, partially offset by increases in genetic toxicology and biotherapeutic analysis revenue in connection with new business at our Rockville facility of $1,124.

DSA operating income decreased by $1,857 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to the decrease in revenue. The increase in cost of revenue is primarily due to additional commercial activity at our Rockville facility, increased compensation and benefits expense and increased cost of research models. The decrease in operating expenses is primarily due to decreases in startup costs and decreases in compensation and benefits expense.

RMS

(in thousands, except percentages)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$61,567	$110,710	$(49,143)	(44.4)%
Cost of revenue[1]	52,108	70,140	(18,032)	(25.7)%
Operating expenses[2]	7,505	9,055	(1,550)	(17.1)%
Depreciation and amortization of intangible assets	9,401	9,629	(228)	(2.4)%
Operating (loss) income[3]	$(7,447)	$21,886	$(29,333)	(134.0)%
Operating (loss) income % of total revenue	(7.0)%	13.9%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding
RMS revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to the lower NHP-related product and service revenue of $45,667. Additionally, in the three months ended June 30, 2024, there was a decrease of $2,956 in RMS revenue as a result of the sale of our Israeli businesses in the fourth quarter of fiscal 2023.
RMS operating loss decreased $29,333 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to decreased revenue, partially offset by a decrease in cost of revenue and a decrease in operating expenses. The $18,032 decrease in cost of revenue was primarily due to lower NHP-related cost of revenue of $17,298 and the impact of the sale of our Israeli businesses of $2,148. The $1,550 decrease in operating expenses was primarily related to the $1,096 decrease in provision for expected credit losses in addition to decreases in severance, remediation costs and legal and third party fees, partially offset by the $2,000 charge related to the Resolution and Plea Agreements.
Unallocated Corporate

(in thousands, except percentages)	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses[1]	$15,400	$17,285	$(1,885)	(10.9)%
Depreciation	230	—	230	100.0%
Operating loss[2]	$15,630	$17,285	$(1,655)	(9.6)%
Operating loss % of total revenue	14.8%	11.0%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative and other operating expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $1,655 was primarily driven by decreased stock compensation expense, audit expense and compensation and benefits expense, partially offset by increased legal and third party fees.
Other Expense
Other expense increased by $1,400 for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily driven by an increase of $1,330 in interest expense as a result of increased interest rates.
Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2024 and 2023 were 20.8% and 118.1%, respectively. For the three months ended June 30, 2024, the Company’s effective tax rate was primarily driven by a change in the Company's forecasted loss before income taxes. For the three months ended June 30, 2023, the Company’s effective tax rate was driven by a change in the Company's forecasted loss before income taxes, resulting in a catch up adjustment.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $26,087 for the three months ended June 30, 2024 as compared to consolidated net income of $365 during the three months ended June 30, 2023.
Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023
DSA

(in thousands, except percentages)	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$135,548	$134,874	$674	0.5%
Cost of revenue[1]	96,210	85,110	11,100	13.0%
Operating expenses[2]	19,307	29,460	(10,153)	(34.5)%
Depreciation and amortization of intangible assets	13,260	11,826	1,434	12.1%
Operating income[3]	$6,771	$8,478	$(1,707)	(20.1)%
Operating income % of total revenue	1.9%	2.0%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased $674 in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. The increase in DSA revenue was primarily driven by an increase of $3,683 in safety assessment service revenue, partially offset by a decrease in revenue related to our discovery services of $3,045 as a result of the decline in overall biotech funding in the market. The increase in safety assessment service revenue was primarily driven by increased revenue from genetic toxicology services and biotherapeutic analysis in connection with new business at our Rockville facility of $5,209, partially offset by a decrease in medical device surgical services revenue of $2,989.

DSA operating income decreased by $1,707 in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023, primarily due to an increase of $11,100 in cost of revenue and an increase of $1,434 in depreciation and amortization of intangible assets, partially offset by a decrease of $10,153 in operating expenses and the revenue increase. The increase in cost of revenue is primarily due to additional commercial activity at our Rockville facility, increases in compensation and benefits expense, increases in supplies expense and increases in rent and utilities expense. The decrease in operating expenses primarily relates to decreases in startup costs, decreases in compensation and benefits expense, decreases in non-income tax expense and decreases in rent and utilities expense.

RMS

(in thousands, except percentages)	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Revenue	$224,774	$296,811	$(72,037)	(24.3)%
Cost of revenue[1]	182,880	212,958	(30,078)	(14.1)%
Operating expenses[2]	46,086	25,856	20,230	78.2%
Depreciation and amortization of intangible assets	28,781	28,291	490	1.7%
Goodwill impairment loss[3]	—	66,367	(66,367)	(100.0)%
Operating (loss) income [4]	$(32,973)	$(36,661)	$3,688	(10.1)%
Operating (loss) income % of total revenue	(9.2)%	(8.5)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Goodwill impairment loss shown on the condensed consolidated statement of operations only impact the RMS Segment
[4]Table may not foot due to rounding
RMS revenue decreased $72,037 in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 due primarily to the negative impact of lower NHP sales of $58,161. Additionally, there was a decrease of $8,890 in RMS revenue as a result of the sale of our Israeli business in the fourth quarter of fiscal 2023. The remaining decrease in RMS revenue was due primarily to decreases in small animal sales and RMS services in the U.S., partially offset by an increase in diets and bedding sales.
RMS operating loss decreased $3,688 in the nine months ended June 30, 2024 compared the nine months ended June 30, 2023. The decrease in the operating loss is primarily due to a $66,367 decrease in the goodwill impairment charge related to our RMS segment in the prior year period that did not recur, decreased revenue, decreased cost of revenue and an increase of in operating expenses. The decrease of $30,078 in cost of revenue was primarily due to reduced costs associated with lower NHP-related product and service revenue of $22,462 and the impact of the sale of our Israeli business of $6,208. The $20,230 increase in operating expenses was primarily due to the $28,500 charge related to the Resolution and Plea Agreements (as defined in Note 1), partially offset by a decrease in legal and professional fees of $3,827, a decrease in provision for expected credit losses of $1,733, and a decrease in remediation costs of $1,114 in addition to decreases in property and equipment impairment charges and severance.
Unallocated Corporate

(in thousands, except percentages)	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
Operating expenses[1]	$46,554	$55,737	$(9,183)	(16.5)%
Depreciation and amortization of intangible assets	483	—	483	100.0%
Operating loss[2]	$47,037	$55,737	$(8,700)	(15.6)%
Operating loss % of total revenue	(13.1)%	(12.9)%
[1]Operating loss includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expense that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating expenses of $9,183 in the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023 was primarily driven primarily by decreases in legal fees and third party fees, acquisition and integration costs, stock compensation expense and compensation and benefits expense.

Other Expense
Other expense increased by $380 for the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023 primarily driven by an increase of $2,817 in interest expense as a result of increasing interest rates, partially offset by net gains on disposition of property and equipment.
Income Taxes

The Company’s effective tax rates for the nine months ended June 30, 2024 and 2023 were 15.7% and 17.8%, respectively. For the nine months ended June 30, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Resolution and Plea Agreements and valuation allowance adjustments. For the nine months ended June 30, 2023, the Company’s effective tax rate was primarily related to the impact of non-deductible goodwill impairment and other discrete adjustments.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $89,994 for the nine months ended June 30, 2024 as compared to a consolidated net loss of $96,196 during the nine months ended June 30, 2023.
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

As of June 30, 2024, the Company has cash and cash equivalents of approximately $14,434 and access to a $15,000 revolver, which had no balance outstanding as of June 30, 2024 and a $12,000 balance outstanding as of the date of this report. The proceeds from the recent draw on the revolver were used for working capital demands, such as timing of an NHP deposit. The November 16, 2022 event and subsequent decision to refrain from selling or delivering Cambodian NHPs held in the U.S. triggered a material adverse event clause in our Credit Agreement discussed in Note 6 - Debt to these condensed consolidated financial statements resulting in, among other things, a limitation of our ability to draw on our revolving credit facility. The loss of access to our revolving credit facility at the time and reduced liquidity resulting from the decision to refrain from selling Cambodian NHPs held in the U.S. resulted in reduced forecasted liquidity. As a result of these events, the Company took steps to improve its liquidity, which included negotiating an amendment to its Credit Agreement in January 2023 to reinstate its ability to borrow under its revolving credit facility. Without the amendment, the Company was at the time at risk of not having the revolving credit facility available.

In 2023, we implemented several initiatives to integrate and optimize several of the facilities we acquired through acquisitions in 2021 and 2022. The initiatives included significant investments in existing facilities and were also designed to enhance animal welfare and customer experience, reduce our operating costs and provide additional scale and create efficiencies in our remaining operations. Additionally, we identified and have been implementing new strategies to improve the efficiency and cost effectiveness of the transportation of our products. We announced several site consolidation plans in the U.S. and certain European and U.K. sites. Our site optimization plans allow us to reduce overhead and create efficiencies through scale. During fiscal 2023, we completed all planned fiscal year 2023 consolidations and closures and sold our Israeli businesses. The consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., is complete as of the date of this report and we expect to exit the leased facility before the end of the fourth quarter of fiscal 2024. Over the last year, we have continued to improve our infrastructure and worked to optimize our operating platform to support future growth. These improvements included investments in our information technology platforms, building program management functions to enhance management and communication with clients and multi-site programs, further enhancing client services and improving the client experience. We believe the actions taken and investments made in recent periods form a solid foundation upon which we can continue to build. However, there is no assurance that such actions will ultimately have the intended effects.

In connection with the site optimizations noted above and other restructuring initiatives, we reduced our workforce. We also took steps to reduce our budgeted capital expenditures and certain forecasted expenses, including a reduction of nonessential travel and employee-related expenses among other efficiency-based reductions. Additionally, we identified and executed new strategies to improve the efficiency and cost effectiveness of the transportation of our products. In December 2023, we announced that we would be partnering with Vanguard Supply Chain Solutions LLC, a provider of our transportation services, to enable the in-house integration of our North American transportation operations. By taking direct control of our transportation operations, we believe we have achieved key efficiencies to strengthen internal operations, improve our outgoing supply chain, and bolster service and scientific continuity for clients. In the second quarter of fiscal 2024, we completed the in-house integration of our North American transportation operations as described above. During the three months ended June 30, 2024, the Company worked on route optimization projects, which are designed for further efficiencies and cost reductions and is continuing to work on route optimization projects in the fourth quarter of fiscal 2024.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. On June 2, 2024, the Company entered into the Fifth Amendment to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Resolution and Plea Agreements may be added back to the Company’s consolidated EBITDA (up to $28,500) for purposes of the financial covenants under the Credit Agreement.

As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of the $12,000 balance of the revolving credit facility in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

We plan to continue our efforts to optimize our capital allocation and expense base, which reduced our cash expenses in the three and nine months ended June 30, 2024 compared to the three and nine months ended June 30, 2023, and which are expected to continue to reduce cash expenses in the remainder of fiscal 2024 and into fiscal 2025. Further, we have invested and plan to continue to invest in our DSA capacity and added to our service offerings in recent periods which we plan to utilize in order to support future revenue growth and margins. The Company also continues to collaborate with its lenders with regard to its current business conditions. The Company plans to request amendments to the Credit Agreement, which may include potential additional financial covenant requirements, in an effort to avoid an acceleration of the loans under the Credit Agreement prior to their existing maturity. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Additionally, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.
Comparative Cash Flow Analysis
At June 30, 2024, we had cash and cash equivalents of $14,434, compared to $35,492 at September 30, 2023.
Net cash used in operating activities was $4,433 for the nine months ended June 30, 2024 compared to net cash provided by operating activities of $9,120 for the nine months ended June 30, 2023.
Net cash used in operating activities in the nine months ended June 30, 2024, was driven by non-cash charges of $36,370 and a net increase in operating assets and liabilities of $49,191, partially offset by a net loss of $89,994. Non-cash charges primarily included $42,524 for depreciation and amortization, $5,118 for non-cash stock compensation expense, non-cash interest and accretion of $5,553 and amortization of debt issuance costs and original issue discount of $2,575, partially offset by a decrease in deferred taxes of $17,407.
Net cash provided by operating activities for the nine months ended June 30, 2023 was driven by a net increase in noncash charges of $96,834 and a net increase in operating assets and liabilities of $8,482, partially offset by a net loss of $96,196. Noncash charges primarily included $66,367 for goodwill impairment loss, $40,117 for depreciation and amortization, $5,856 for non-cash stock compensation expense, non-cash interest and accretion of $4,608, amortization of debt issuance costs and original issue discount of $2,339 and provision for expected credit losses of $2,175, partially offset by a decrease in deferred taxes of $27,114.
Net cash used in investing activities of $11,583 in the nine months ended June 30, 2024 was primarily due to capital expenditures of $17,015. The capital additions during the nine months ended June 30, 2024 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, improvements for animal welfare and system enhancements to improve the client experience. Partially offsetting these capital expenditures were net investing cash inflows of $5,432 related to the proceeds from the sale of property and equipment, which primarily related to the sale of various sites in connection with our site optimization strategy.
Net cash used in investing activities of $21,056 in the nine months ended June 30, 2023 was primarily due to capital expenditures of $21,324. The capital additions during the nine months ended June 30, 2023 primarily consisted of investments in facility improvements, improvements for animal welfare, site expansions, enhancements to laboratory technology, and system enhancements to improve the client experience.
Net cash used in financing activities of $4,889 in the nine months ended June 30, 2024 primarily included principal payments of $2,073 on the senior term notes and delayed draw term loans and other net financing payments of $2,816.
Net cash provided by financing activities of $16,182 in the nine months ended June 30, 2023 primarily included borrowings on the Additional DDTL (as defined below) of $35,000 and borrowings on the revolving loan facility of $6,000, partially offset by the repayment of the revolving loan facility of $21,000 and principal payments of $2,070 on the senior term notes and delayed draw term loans, respectively.

Capital Resources
Long-term debt as of June 30, 2024 and September 30, 2023 is detailed in the table below.

(in thousands)	June 30, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$432	$602
Seller Note – Preclinical Research Services	484	541
Seller Payable - Orient BioResource Center	3,690	3,649
Seller Note – Histion (Related party)	120	229
Seller Note – Protypia (Related party)	—	400
Economic Injury Disaster Loan	—	140
Convertible Senior Notes	115,296	110,651
Term Loan Facility, DDTL and Incremental Term Loans	274,048	272,930
Total debt before unamortized debt issuance costs	$394,070	$389,142
Less: Debt issuance costs not amortized	(11,623)	(11,397)
Total debt, net of unamortized debt issuance costs	382,447	377,745
Less: Current portion	(378,550)	(7,950)
Total Long-term debt	$3,897	$369,795
As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. Refer to Note 1 - Description of the Business and Basis of Presentation for the Company's Operational Update and the Company's analysis of Liquidity and Going Concern.
Revolving Credit Facility
As of June 30, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to payments on the revolving credit facility during the nine months ended June 30, 2023.
Significant Transactions
On October 12, 2022, the Company drew its $35,000 delayed draw term loan (the “Additional DDTL”) allowed under the First Amendment to the Credit Agreement (“First Amendment”). A portion of the proceeds was used to repay the $15,000 balance on the Company’s revolving credit facility, while the remaining amount was drawn to fund a portion of the Company’s capital expenditures in fiscal year 2022 and those planned for fiscal year 2023.
On December 29, 2022 and January 9, 2023, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Second and Third Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.

On May 14, 2024 and June 2, 2024, the Company, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (the “Agent”), entered into the Fourth and Fifth Amendments, respectively, to the Credit Agreement. Refer below for further information related to those amendments.
Term Loan Facility, DDTL and Incremental Term Loans
Below are the weighted-average effective interest rates for the loans available under the Credit Agreement (as defined below):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Effective interest rates:
Term Loan	11.67%	10.25%	11.43%	10.29%
Initial DDTL	11.66%	10.22%	11.41%	10.31%
Additional DDTL	11.78%	10.35%	11.54%	10.47%
Credit Agreement
On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL,"), and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the delayed draw term loan facility or the revolving credit facility.
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
The Second Amendment provided for, among other things, an extension of the deadline for the Company to provide to the lenders the audited financial statements for the Company’s fiscal year ended September 30, 2022 and an annual budget for 2023; the Company satisfied these requirements by the extended deadline. The Second Amendment added a requirement that the Company provide, within 30 days after the end of each month, an unaudited condensed consolidated balance sheet, statement of income and statement of cash flows as of the end of, and for, such month, as well as a “key performance indicator” report. The Second Amendment also requires that, within 10 business days after the end of each month, the Company will provide a rolling 13-week cash flow forecast prepared on a monthly basis. The Second Amendment further provides that, upon the request of the Required Lenders (as defined in the Credit Agreement), the Company will permit a financial advisor designated by the Required Lenders to meet with management of the Company to discuss the affairs, finances, accounts and condition of the Company during the six-month period following the effective date of the Second Amendment. In addition, the Second Amendment requires the Company to deliver an updated organization chart and certain supplemental information regarding the Company’s subsidiaries in connection with each quarterly report required pursuant to the Credit Agreement.
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
Fourth Amendment to Credit Agreement
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provides that any charges or expenses attributable to or related to the Resolution and Plea Agreements may be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of the DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fifth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
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
As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The payable does not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. Neither the first nor the second amendment to the payable affected the rights and remedies of any party under the stock purchase agreement, nor alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.
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

As of June 30, 2024 and September 30, 2023, there were $3,468 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2024, the total interest expense was $2,948, including coupon interest expense of $1,131 accretion expense of $1,580, and the amortization of debt discount and issuance costs of $237. During the three months ended June 30, 2023, the total interest expense was $2,726, including coupon interest expense of $1,071, accretion expense of $1,436, and the amortization of debt discount and issuance costs of $219. For the nine months ended June 30, 2024, the total interest expense was $8,755, including coupon interest expense of $3,406, accretion expense of $4,645, and the amortization of debt discount and issuance costs of $704. During the nine months ended June 30, 2023, the total interest expense was $8,229, including coupon interest expense of $3,371, accretion expense of $4,200, and the amortization of debt discount and issuance costs of $658.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 30, 2024, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at June 30, 2024 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro, British Pound and, in the fiscal year 2023 periods, the Israeli Shekel.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our June 30, 2024 cash balance by approximately $0.5 million and our revenue by approximately $5.6 million for the nine months ended June 30, 2024.
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
Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weaknesses in internal control over financial reporting described below.
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

As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of June 30, 2024:
a)Management did not design and maintain effective controls over information technology general controls ("ITGCs") for all applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at June 30, 2024; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at June 30, 2024.

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
Changes in Internal Controls
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the fiscal quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II

ITEM 1 – LEGAL PROCEEDINGS
Information pertaining to legal proceedings can be found in Note 14 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.
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

Except as set forth below, there have been no material changes to the risk factors associated with our business previously described in our Annual Report on Form 10-K filed with the SEC on December 12, 2023. The risk factors set forth below update, and should be read together with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K.

All amounts below are presented in thousands, unless otherwise specified.

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

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. On June 2, 2024, the Company entered into the Fifth Amendment to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Resolution and Plea Agreements may be added back to the Company’s consolidated EBITDA (up to $28,500) for purposes of the financial covenants under the Credit Agreement.

As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of the $12,000 balance of the revolving credit facility in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

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

The Company’s RMS segment revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations.

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

While we have implemented efforts to curtail spending, there is no assurance that any such efforts will be successful or will have intended effect on our available cash.

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

The restrictions in the Credit Agreement impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities, or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties, including those arising as a result of the USAO-SDFL criminally charging employees of the Company’s principal supplier of NHPs, along with two Cambodian government officials, may impact our ability to comply with our obligations under the Credit Agreement.

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

On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waives the financial covenant tests set out under the Credit Agreement for the fiscal quarter ending June 30, 2024, establishes a new weekly liquidity reporting requirement to the lenders, and establishes a new minimum weekly liquidity requirement of $7,000 for each of the weeks ending August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for each of the weeks ending October 11, 2024, October 18, 2024 and October 25, 2024 and $10,000 for each other week thereafter.

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

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If such a default occurs, including because we fail to comply with our financial covenants at the time we file or are required to file our fiscal third quarter results on Form 10-Q, and such non-compliance remains unremedied for the period of time stipulated under the Credit Agreement, the lenders may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, and they would have the right to terminate any commitments to provide further funds. If the lenders accelerate the loans under the Credit Agreement, we do not believe our existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund our operations, satisfy our obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of our outstanding senior term loans and repay the entirety of the outstanding Notes in the next twelve months. In addition, if we are unable to repay outstanding borrowings when due, the lenders also have the right to proceed against the collateral. Further, access to the revolver under the Credit Agreement would be restricted and such funds would not be available to pay for any operating activities. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. On June 2, 2024, the Company entered into the Fifth Amendment to the Credit Agreement, which provides that any charges or expenses attributable to or related to the Resolution and Plea Agreements may be added back to the Company’s consolidated EBITDA (up to $28,500) for purposes of the financial covenants under the Credit Agreement.

As of the date of filing the Quarterly Report on Form 10-Q, due to the decrease in the Company's revenue during the three months ended June 30, 2024, the Company entered into the Sixth Amendment (as defined in Note 15 - Subsequent Events) to the Credit Agreement, which waives the testing of the secured leverage ratio and fixed charge coverage ratio financial covenants thereunder as of June 30, 2024. As a result of the unexpected shift in NHP demand as discussed in the Operational Update above, there is no assurance that the Company will experience an increase in revenue for the remainder of the 2024 fiscal year. If the Company's revenue and related operating margins do not increase, it would result in non-compliance with the financial covenants under the Credit Agreement beginning with the September 30, 2024 test date. If at the time the Company files its Annual Report on Form 10-K it reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indenture governing the Company's Convertible Senior Notes (the "Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes, would permit the trustee or such holders to accelerate the Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of the $12,000 balance of the revolving credit facility in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. After considering the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

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

In addition, overall supply constraints with respect to NHPs has led to an extremely dynamic pricing environment for NHPs, which has, and could continue to, make it difficult to predict results, lead to reduced volumes, and require us to adjust operations. Further, during fiscal 2023 and fiscal 2024 to date, the volume of NHPs we sold to third parties was significantly lower than in fiscal 2022.

Our sales of NHPs have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.

The Company’s RMS segment revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations. There is no assurance that the Company will experience an increase in sales for the remainder of the 2024 fiscal year. If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

Risks Related to Regulation and Legal Matters

We are involved in legal proceedings that could adversely affect our business, financial condition, and results of operations.

We are involved in legal proceedings related to various matters, including employment and securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 14 - Contingencies to our unaudited interim condensed consolidated financial statements contained in Part I, Item I, a putative securities class action and derivative securities lawsuits have been filed against the Company and certain officers and directors, alleging, among other things, violations of the Exchange Act related to the Company’s disclosures concerning its acquisitions of Envigo and OBRC and their regulatory compliance.

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

We are subject to periodic inspections by regulatory authorities, including the FDA, the USDA and the U.S. Fish and Wildlife Service. As part of these inspections, the regulatory authorities seek to determine whether our facilities, operations and animal research model importation practices comply with applicable laws and regulations. Adverse findings as a result of these inspections could lead to enforcement actions, including substantial fines, warning letters that require corrective action (including potential facilities improvement requirements), revocation of approvals, exclusion from future participation in government healthcare programs, criminal prosecution and even the denial of the right to conduct business. For further information, refer to Note 14 - Contingencies to the unaudited interim condensed consolidated financial statements contained in Part I, Item 1.

Inspections, investigations and/or other actions could result in penalties that could include a temporary restraining order or injunction, civil and/or criminal penalties, debarment and/or permit and/or license suspension or revocation. The imposition of any of these penalties or other restrictions on our business could adversely affect our business reputation and could have a material adverse impact on our financial condition, results of operations and stock price.

We are subject to environmental, health and safety requirements and risks as a result of which we may incur significant costs, liabilities and obligations.

We are subject to a variety of federal, state, local and foreign environmental laws, regulations, initiatives and permits that govern, among other things: the emission and discharge of materials, including greenhouse gases, in air, land and water; the remediation of soil, surface water and groundwater contamination; the generation, storage, handling, use, disposal and transportation of regulated materials and wastes, including biomedical and radioactive wastes; and health and safety. Failure to comply with these laws, regulations or permits could result in fines or sanctions, obligations to investigate or remediate existing or potential contamination, third-party property damage claims, personal injury claims, natural resource damages claims or modification or revocation of operating permits and/or licenses, debarment and/or may lead to temporary or permanent business interruptions. Pursuant to certain environmental laws, we may be held strictly, and under certain circumstances jointly and severally, liable for costs of investigation and remediation of contaminated sites which we currently own or operate, or sites we or our predecessors have owned or operated in the past. Further, we could be held liable at sites where we have sent waste for disposal.

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

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. The issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations could materially and adversely affect our business and financial performance, including fines or sanctions, debarment and/or permit and/or license suspension or revocation. Furthermore, the cost to comply with new federal or state legislature may adversely affect our operating results.

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
During the three months ended June 30, 2024, no clients accounted for more than 10% of sales. During the nine months ended June 30, 2024, one client accounted for 16.1% of sales. During the three and nine months ended June 30, 2023, one client accounted for 19.7% and 22.5% of sales, respectively. During the three and nine months ended June 30, 2024 and June 30, 2023, no vendors accounted for more than 10% of the sum of cost of services and cost of products.

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

Fluctuations in the research and development budgets of researchers and their organizations has, had and could continue to have a significant effect on the demand for our products and services. Research and development budgets fluctuate due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. Our ability to continue to grow and win new business depends in large part upon the ability and willingness of the pharmaceutical and biotechnology industries to continue to spend on research and development and to purchase the products and outsource the services we provide. If companies in these industries were to reduce the number or scope of research and development projects they conduct or outsource, our business could be materially adversely affected. We believe this occurred to some extent in fiscal year 2023 and in the first nine months of fiscal year 2024 and could continue.

NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. A decrease in overall NHP supply drove an increase in pricing in 2023. Furthermore, we believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. We also believe some clients increased their inventory levels of NHP’s during 2023 and therefore recently clients appear to be utilizing existing NHP inventory without purchasing normal levels of NHPs. RMS segment revenue decreased $49,143 in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due primarily to the negative impact of lower volumes of NHP sales, which decreased by 35.3% year-over-year. For the 2024 period, such reduction in revenue adversely affected our business, financial condition and results of operations.

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

Factors which may impact the price of our common shares include influences beyond our control, such as market conditions and changes in the pharmaceutical and biotechnology industries we serve. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has experienced periods of significant price and volume fluctuations, including as a result of recent elevated interest rates and inflation. Volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and also have adversely affected the price of our common shares.

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Equity Awards

The Company’s Compensation Committee of the Board and Board of Directors have approved certain equity-based awards under the Company’s 2024 Equity Incentive Plan, to be granted on August 10, 2024. The Company’s named executive officers and non-employee directors will receive the following equity awards:

•Robert W. Leasure, Jr., our President and Chief Executive Officer:
◦300,000 restricted stock units (“RSUs”) that vest in full on February 1, 2026; and
◦300,000 stock options that have an exercise price equal to the average of the high and the low sales prices on the trading day immediately before the date of grant and vest 40% on February 1, 2025, 30% on February 1, 2026 and 30% on February 1, 2027; and

•Beth A. Taylor, our Chief Financial Officer and Senior Vice President – Finance:
◦20,000 RSUs that vest in full on June 18, 2026; and
◦20,000 stock options that have an exercise price equal to the average of the high and the low sales prices on the trading day immediately before the date of grant and vest 40% on June 18, 2025, 30% on June 18, 2026 and 30% on June 18, 2027; and

•John E. Sagartz, our Chief Strategy Officer:
◦20,000 RSUs that vest in full on June 18, 2026; and
◦20,000 stock options that have an exercise price equal to the average of the high and the low sales prices on the trading day immediately before the date of grant and vest 40% on June 18, 2025, 30% on June 18, 2026 and 30% on June 18, 2027; and
•Each of our non-employee directors: 27,500 RSUs that vest in full on March 31, 2025.

In addition, certain other employees of the Company will receive an aggregate of 370,000 RSUs and 370,000 stock options.

Sixth Amendment to Credit Agreement

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

On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waives the financial covenant tests set out under the Credit Agreement for the fiscal quarter ending June 30, 2024, establishes a new weekly liquidity reporting requirement to the lenders, and establishes a new minimum weekly requirement of $7,000 for each of the weeks ending August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for the weeks ending October 11, 2024,

October 18, 2024 and October 25, 2024 and $10,000 for each all other week thereafter. The Company paid no fee consideration to the lenders in connection with the Sixth Amendment.

The foregoing description of the Sixth Amendment is a summary, does not purport to be complete, and is qualified in its entirety by reference to the Sixth Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.5 and is incorporated herein by reference.

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
Resolution Agreement, dated as of June 3, 2024, among Inotiv, Inc., Envigo RMS, LLC, Envigo Global Services, Inc., the United States Attorney’s Office for the Western District of Virginia and the Environmental Crimes Section of the United States Department of Justice, Environment and Natural Resources Division (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 4, 2024).

	10.2
Plea Agreement, dated as of June 3, 2024, among Envigo RMS, LLC, Envigo Global Services, Inc., the United States Attorney’s Office for the Western District of Virginia and the Environmental Crimes Section of the United States Department of Justice, Environment and Natural Resources Division (incorporated by reference to Exhibit 10.2 to the Form 8-K filed June 4, 2024).

	10.3
Fourth Amendment to Credit Agreement dated as of May 14, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 15, 2024).

	10.4
Fifth Amendment to Credit Agreement dated as of June 2, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed June 4, 2024).

	10.5	Sixth Amendment to Credit Agreement dated as of August 7, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (filed herewith).

	10.6	Form of Non-Qualified Stock Option Award Agreement under the Inotiv, Inc. 2024 Equity Incentive Plan (filed herewith).

	10.7	Form of Restricted Stock Unit Award Agreement (Employees) under the Inotiv, Inc. 2024 Equity Incentive Plan (filed herewith).

	10.8	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Inotiv, Inc. 2024 Equity Incentive Plan (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 8, 2024	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)