Form 10-K
period 2024-09-30
Inotiv, Inc.
filed 2024-12-04
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2024.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA	35-1345024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN	47906
(Address of principal executive offices)	(Zip code)

(765) 463-4527
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
Based on the closing price on The Nasdaq Capital Market on March 29, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $252,228,899.
As of November 15, 2024, 26,015,129 of registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after September 30, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of the portions of the 2025 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Form 10-K.

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
•Our sales of non-human primates ("NHPs") have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.
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
•We have identified conditions and events that could raise substantial doubt about our ability to continue as a going concern.
•We have experienced periods of losses and financial insecurity.
•We have incurred significant additional indebtedness, which may impair our ability to raise further capital or impact our ability to service our debt.
•Our credit agreement contains covenants that restrict our business and financing activities. Our assets secure our obligations under the Credit Agreement and the Second Lien Notes and may be subject to foreclosure.
•Our failure to comply with the terms of our credit agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.
•We may need additional capital, and any additional capital we seek may not be available in the amount or at the time we need it.
•Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2024 and 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.
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
•Changes in government regulation or in practices relating to the pharmaceutical industry could decrease the demand for the services we provide.
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
•Failure to manage growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
•Providing contract research services creates a risk of liability.
•New technologies may be developed, validated and increasingly used in biomedical research that could reduce demand for some of our products and services.
•Our non-U.S. operations expose us to risks associated with operating internationally.
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
•Our future success may depend on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
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
•The resale of certain common shares underlying warrants issued with the Second Lien Notes and covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of NHP supply and demand matters; (v) compliance with the Resolution Agreement (the “Resolution Agreement”) with the U.S. Department of Justice (“DOJ”) and the United States Attorney’s Office for the Western District of Virginia (“USAO-WDV”) and a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV and the expected impacts on the Company related to the compliance plan and compliance monitor, and the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our outstanding indebtedness and to comply or regain compliance with financial covenants; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xi) our expectations regarding the volume of new bookings, pricing, operating income or losses and liquidity; (xii) our ability to effectively fill recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; and (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement. Investors in our common shares are cautioned that reliance on any forward-looking statement involves risks and uncertainties, including the risk factors in Part I, Item 1A of this Report. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove inaccurate and, as a result, the forward-looking statements based upon those assumptions could be significantly different from actual results. In light of the uncertainties inherent in any forward-looking statement, the inclusion of a forward-looking statement herein should not be regarded as a representation by us that our plans and objectives will be achieved. We do not undertake any obligation to update any forward-looking statement, except as required by law.
PART I
ITEM 1 – BUSINESS
Corporate History
Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” the “Company,” or “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and completed an initial public offering in 2000. On March 18, 2021, the Company changed its corporate name from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on The Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotiv.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.
Overview
Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services primarily to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
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

Through our RMS segment, we offer access to a wide range of small and large purpose-bred animal research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas, in addition to diet and bedding. We provide deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which can reduce nonclinical lead times and provide enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.
Discovery and Safety Assessment
The DSA segment is comprised of two principal areas of services: Discovery and Translational Sciences (“Discovery”) and Safety Assessment.
Discovery and Translational Sciences
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
•In Vivo Pharmacology: We provide preclinical in vivo efficacy services. In vivo pharmacology is strengthened by the combination of our genetically-modified rodent production capability which provides animals with specific genetic modifications necessary for evaluation of new molecular targets and by our ability to use advanced proteomic technologies to characterize the pharmacological target and the model's responses to intervention.
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
New Service Offerings
During the twelve months ended September 30, 2024 and 2023, we spent $3.3 million and $6.9 million, respectively, on startup costs for new service offerings that we are building internally including biotherapeutics and genetic toxicology.
Research Models and Services
The RMS segment is comprised of (1) Research Models, (2) Diet, Bedding and Enrichment, and (3) Research Model Services.
Research Models: Our research models business is comprised of the commercial production and sale of laboratory animals and research models for use by scientific researchers, principally purpose-bred small animal models (primarily mice and rats) and large animal models (non-human primates (“NHP”) and rabbits). We provide these models to numerous clients around the world, including many academic institutions, government agencies, biopharmaceutical companies, and CROs, and we have a global footprint with production facilities strategically located in three countries.
Our research models include standard stocks and strains, immunocompromised models (which are useful for oncology research), disease models (which are in demand as early-stage research tools) and genetically-engineered models (“GEMS”) (which are often created for specific research projects).
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
Diet, Bedding and Enrichment: Through our Teklad product line (“Teklad”), RMS produces and sells laboratory animal diet, bedding, and enrichment products. With primary manufacturing operations in the U.S. and a primarily company-owned and/or managed distribution network throughout the U.S., U.K. and Europe, we distribute Teklad products globally. We also maintain contract-manufacturing relationships with companies in the U.K. and Italy.
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
Teklad diets are manufactured from natural ingredients and use fixed formulas. In conjunction with strict quality standards for raw materials, this approach helps to ensure quality and consistency by minimizing variability of both nutrients and certain natural chemicals in the diet which might affect a research study. Teklad offers a variety of bedding and enrichment products to support model breeding, weaning, and general husbandry.
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
The Company’s Role in the Drug Development Process
Inotiv provides research support, through provision of its products and services, for the identification and development of new chemical and biological entities from discovery through clinical development. For both efficacy and safety evaluations, our DSA segment provides a wide range of supporting services and our RMS segment offers relevant, high-quality animal research models.
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

Clients work with our nonclinical services group to establish initial pharmacology, pharmacokinetics (“PK”), pharmacodynamics (“PD”) and safety characteristics of the drug candidate. The safety studies range from dose ranging studies, that involve acute safety evaluation of drug candidates to chronic, multi-year oncogenicity and reproductive toxicity studies. Dose formulation analysis is provided by our pharmaceutical analysis group. Bioanalyses of blood sampled under these protocols by our bioanalytical services group provide pharmacokinetic and metabolism data that is used with the safety and toxicity information to determine the exposure required to demonstrate toxicity. A no observable adverse effect level is then established for the drug and sets the basis for future safety testing and clinical Phase I studies. Upon successful completion of nonclinical safety studies, an IND submission is made by the sponsor and must be approved by FDA prior to initiation of human clinical trials.
Our bioanalytical services group utilizes our depth of expertise in liquid chromatography with detection by mass spectrometry to support research, nonclinical and clinical programs. We also offer bioanalytical services that utilize electrochemistry, spectrophotometric (UV/Vis or fluorescence) and Corona Discharge detection as options. We have invested in robotics and mass spectrometry systems. Application of this technology allows us to rapidly develop and validate methods for new compounds and obtain information suitable for regulatory submission. In addition, our biotherapeutic bioanalysis platform employs modern methods for the detection of proteins, nucleic acids, and biomarkers associated with safety and efficacy in animals and humans.
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

Clients

We provide our services and products to organizations engaged in basic research, biomedical device and pharmaceutical research and development. During the twelve months ended September 30, 2024, we made sales to over 2,200 companies, ranging from emerging biopharmaceutical companies up to some of the largest pharmaceutical companies in the world. We discuss client concentration and geographic information related to our business in Note 5 – Segment and Geographic Information to our consolidated financial statements contained in Part II, Item 8.

Recurring business from existing clients is important to ongoing operations. Our clients’ needs for our services and products increase and decrease depending on the stage of their research activities, so we experience some client turnover. Our business development efforts focus on both expanding existing client relationships and acquiring new clients. Historically, our RMS segment has had stable, long-term relationships with a majority of our clients due to their overarching preference for consistency in the products they use to conduct their studies. However, we are continuing our efforts to cross-sell and expand our client base. Our DSA segment, due to its broad menu of services and flexibility in study design, is well positioned to serve the emerging biopharmaceutical segment during the discovery and development phases. We discuss client concentration of revenue in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8.

Contractual Arrangements

Our DSA contracts typically establish an estimated fee to be paid for a proposed set of services designed in consultation with the client. In most cases, some percentage of the contract fee is paid in advance. While we are performing a contract, clients sometimes adjust the scope of services to be provided based on interim project results, in which cash fees are adjusted accordingly. Generally, our fee-for-service contracts are terminable by the client upon written notice of 30 days or less for a variety of reasons, including the client’s decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing. Cancellation or delay of ongoing contracts may result in fluctuations in our quarterly and annual results. We are generally able to recover, at a minimum, our invested costs when contracts are terminated.

Our RMS product contracts are typically short-term in nature and based upon purchase orders submitted by clients to satisfy specific requirements for their research. Pricing is based upon list prices, which are market-adjusted. In addition, prior to Inotiv’s acquisition of Envigo, Envigo entered into a five-year supplier agreement with a key strategic partner that includes minimum purchase commitments and preferred pricing (equal to best price extended to similar clients). The contract’s initial term ended during the third fiscal quarter 2024 and automatically renews unless either party provides notice to terminate. The termination notice must be provided two years in advance. At this time, no termination notice has been provided. Contract breeding and client-owned animal colony care contracts are generally billed as per diems over the contract period.
Sales and Marketing
We promote our services through centralized business development and marketing efforts and scientist-to-scientist communications. We recognize that our growth depends upon our ability to continually improve client satisfaction in order to deepen existing and establish new client relationships.
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
Our commercial initiatives include integrated campaigns designed to help differentiate and promote our products and services. Through trade events, digital and print advertising, direct communication, newsletters, scientific webinars, social media, and our website, we provide our perspective on current industry challenges and developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. Historically, we have reinforced key messages and selling points through client visits, presentations, corporate material and at trade events and industry conferences.
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
As of September 30, 2024, in addition to our leadership team and scientists, we had 136 employees on our commercial team supporting sales, marketing, client experience, client service and program management for both our DSA and RMS clients. These resources are located in both North America and U.K./Europe to serve major research markets.
Competition
Our two operating segments compete with other businesses, which range in size and capabilities, both financial and operational. In addition to competing companies in both industries, we compete with internal research and development teams at our client companies. There is competition for clients on the basis of many factors, including scientific and technological expertise, quality, reputation, responsiveness, price, scope of product and related service offerings, and geographic presence. Further, specific to the RMS segment, we believe there are significant barriers to becoming a global provider of research models, including the construction of bio-secure barrier production facilities, flexible-film isolator production facilities and the population of these facilities with over 250 species and strains of animal models (including over 80 genetically engineered rodent models), which requires years of investment and strict operating procedures.
For DSA, we have many competitors, including two public companies in the U.S. and three public companies in China.
For RMS, there are seven main competitors, including one public company in the U.S., four privately-held companies in the U.S., one government-funded, not-for-profit entity in the U.S., and one privately-held company in Europe.
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

Human Capital Management
As of September 30, 2024, we had 1,977 full-time employees and 98 part-time employees. All employees enter into confidentiality agreements intended to protect our proprietary information. We believe that our relations with our employees are good. None of our employees are represented by a labor union. Our performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company.
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

We are subject to extensive regulatory requirements and held to related and additional FDA expectations, all designed to ensure the quality and integrity of our data and products and to bioresearch monitoring (BIMO), including government inspections and audits related thereto and clinical trial monitoring. These regulations and related expectations include those promulgated under the Federal Food, Drug and Cosmetic Act, as amended from time to time, and issued by FDA in guidances for industry (“GFI”), covering good laboratory practice (“GLP”), current good manufacturing practice (“CGMP”), bioequivalence (“BE”), and good clinical practice ("GCP"). These requirements demand rigorous attention to research; development; safety; manufacturing quality control; employee training; detailed documentation; equipment and computer validation; promotion and advertising; careful tracking of changes and routine auditing of compliance. Noncompliance with these standards could result in disqualification of project data collected by the Company, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, discontinuance of selected operations. The products and services we offer to international clients are also subject to foreign regulatory requirements, which vary from country to country.
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
As a result of the Resolution Agreement and Plea Agreement, a compliance monitor will be established, in partnership with the Company, to ensure adherence to all federal Animal Welfare Act and Clean Water Act laws, rules, and regulations, as well as all federal and applicable state and local animal welfare, animal cruelty, water, and sewage laws, rules, and regulations. This also includes compliance with Company policies, procedures, and the Resolution Agreement and Plea Agreement. The compliance monitor will collaborate with the Company to oversee the nationwide compliance plan (as defined in the Plea Agreement), ensuring all activities are conducted ethically and in full compliance with the established regulatory framework.
Analytical Services
Laboratories that provide information included in INDs, NDAs and BLAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. Most of our contract research services are subject to government standards for laboratory practices that are embodied in regulations for GLP, CGMP, BE and GCP. The FDA, Environmental Protection Agency and other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with the regulations listed above. These requirements include but are not restricted to the following areas:
•Resources – organization, personnel, facilities and equipment;
•Rules – protocols and written procedures;
•Characterization – test items, test systems and method validation;
•Documentation – raw data, final report and archives; and
•Quality unit – formalized internal audit function.

We must also maintain reports for each study for specified periods for auditing by the study sponsor and by the FDA or similar regulatory authorities in other parts of the world. Regulatory monitoring authorities such as the FDA, have indicated an increased emphasis on the management of electronic records generated by computerized systems to ensure data integrity. Noncompliance with these regulations can result in the disqualification of data collected during the preclinical trial, which would substantially impact our ability to meet our obligations to clients, and, in severe cases, lead to discontinuance of selected operations.
Nonclinical Services
Our animal research facilities are subject to a variety of federal and state laws and regulations, including rules and regulations enforced by the National Institutes of Health ("NIH") and the United States Department of Agriculture ("USDA"), such as the Animal Welfare Act ("AWA"). These regulations establish the standards for the humane treatment, care and handling of animals by breeders, dealers and research facilities. Our animal research facilities maintain detailed standard operating procedures and other documentation designed to comply with applicable regulations for the humane treatment of animals in our custody. If the USDA determines that our equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For continued noncompliance, the USDA may impose fines, suspend and/or revoke animal research licenses or confiscate research animals. In addition to being licensed by the USDA as a research facility where applicable, we have registered assurances with the NIH.
Research Models and Services
As the RMS segment operates in a number of distinct environments and in a variety of locations worldwide, the RMS segment is subject to numerous, and sometimes overlapping, regulatory environments.
The AWA governs the care and use of certain species of animals used for research, exhibition, transportation and commercial breeding in the U.S. The AWA does not regulate laboratory-bred rats, mice and birds used in research. For regulated species, the AWA and the associated animal care regulations require producers and users of regulated species to provide veterinary care and to utilize specific husbandry practices such as cage size, shipping conditions, sanitation and environmental enrichment to assure the welfare of these animals and to file required reports with NIH's Office of Laboratory Animal Welfare. Separately, facilities using live vertebrate animals in research funded by the U.S. Public Health Service (“PHS”) must also adhere to the PHS Policy on Humane Care and Use of Laboratory Animals and follow the Guide for the Care and Use of Laboratory Animals produced by the Institute for Laboratory Animal Research.
The RMS segment is subject to licensing and registration requirement standards set by the USDA and similar agencies in other countries for the care and use of regulated species. Our operations in Europe are subject to the standards as stipulated by Directive 2010/63/EU on the Protection of Animals Used for Scientific Purposes, as amended in 2019 by Regulation (EU) 2019/1010, including new reporting and transparency requirements and mandated collection of data and publication of statistics by Member States. Stipulations within that Directive were transposed into national legislations within Europe in 2013. We are regularly consulted and inspected by the relevant national authorities in each nation in which we operate.
The RMS segment's import and export of animals and its operations in foreign countries are subject to international agreements and conventions, as well as a variety of national, regional, and local laws and regulations, which establish the standards for the humane treatment, care, handling and transport of animals by breeders, dealers and research facilities.
In addition, the specific activities of some RMS lines of business require RMS entities to hold specialized licenses for the conduct, manufacture, and distribution of particular products and services.
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
Safety
In addition to comprehensive regulation of safety in the workplace generally, the Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus, chemicals and drugs, and respiratory hazards. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals, transmission of blood-borne and airborne pathogens, and other potential hazards. Additionally, relevant employees must receive initial and periodic training focusing on compliance with applicable hazardous materials regulations and health and safety guidelines.
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
On November 16, 2022, the Company became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of the principal supplier of NHPs to the Company, along with two Cambodian government officials, with conspiring to illegally import NHPs into the United States from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021 (the "November 16, 2022 event"). The indictment further jeopardized the already constrained domestic supply of these critical animal models. In addition, two of the Company's subsidiaries, Orient BioResource Center, Inc. ("OBRC") and Envigo Global Services, Inc., companies acquired by the Company on January 27, 2022 and November 5, 2021, respectively, received grand jury subpoenas from USAO-SDFL requiring the production of documents and information related to their importation of NHPs into the U.S. The Company understands that one of the Cambodian government officials was tried by the USAO-SDFL and acquitted in March 2024. On July 23, 2024, USAO-SDFL informed the Company that it was no longer investigating the Company or its subsidiaries with respect to their procurement of NHPs from foreign suppliers or NHP importation practices.
The limited NHP supply initially brought on by halting of Chinese exports and exacerbated by the events in Cambodia also resulted in an increase in the cost of these animals during fiscal 2023. While the cost of NHPs during fiscal 2024 decreased in comparison to fiscal 2023, we believe the cost could limit the ability of small innovator companies to fund the initial safety evaluation of new product candidates.
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
Mergers and Acquisitions
Consolidation in the pharmaceutical industry as well as its supporting contract research industry is commonplace. As pharmaceutical industry firms blend personnel, resources and business activities, we believe they will continue to streamline operations and minimize staffing, which will lead to more outsourcing and a dependence on small and virtual drug discovery efforts to feed their pipelines. Consolidation may result in a disruption in the progress of drug development programs as merging companies rationalize their respective drug development pipelines. In addition, we believe that consolidation within the contract research industry has created a unique opportunity for the emergence of mid-market CRO providers who can offer clients a high degree of “touch” not only in study execution, but in program design and regulatory agency interactions.
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
Specialized Technical Expertise
The increasing complexity of new drug candidates requires highly specialized, innovative, solution-driven research not available in all client labs. We believe that this need for specialized technical expertise will increasingly lead to outsourcing of research activity. We believe further that the reliance of the pharmaceutical industry on small innovative drug discovery companies, which are often overlooked by large CROs, creates an opportunity for strategic partnership with mid-market, consulting-based and innovative CROs such as ours.
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
Our Solution
We address the needs of the pharmaceutical and biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated products and services to help our clients maximize the return on their research and development investments. We have focused on stabilizing critical supply chain issues particularly related to research models. We believe our application of innovative technologies and products and our commitment to quality throughout the drug discovery and development process offer our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from over 50 years of operation, and in recent years, we have added to our CRO service offerings through expansion of current facilities, acquisitions and startup initiatives to build new service offerings internally.
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

Our issued patents are protected for durations ranging from October of 2031 to February of 2034. We also hold various U.S. registered copyrights and trademarks. In addition to these formal intellectual property rights, we rely on trade secrets, unpatented know-how and continuing applications research which we seek to protect through means of reasonable business procedures, such as confidentiality agreements.

Raw Materials

There are no specialized raw materials that are particularly essential to our business. We have a variety of alternative suppliers for the components in our diet, bedding and enrichment products.

Information about our Executive Officers

Below are the names, ages and positions of each of our current executive officers.

Robert W. Leasure, Jr., age 65, joined the Company as President and Chief Executive Officer on January 12, 2019. Mr. Leasure serves as the managing partner and president of LS Associates LLC (“LS”), a management and turnaround firm formed in 2002. From September 2016 until Mr. Leasure’s employment, the Company engaged LS as a financial consultant. Mr. Leasure’s experience working with management teams in areas including strategic planning and implementation, problem solving, operations, mergers and acquisitions and financial transactions, and in particular Mr. Leasure’s experience leading the Company’s turnaround and subsequent growth, well situate him for his role as President and Chief Executive Officer and as a director. Mr. Leasure’s current term on the board expires at the 2025 Annual Meeting of Shareholders.

John E. Sagartz, DVM, Ph.D., DACVP, age 58, joined the Company as part of the Company’s acquisition of Seventh Wave Laboratories on July 2, 2018. Following the acquisition, Dr. Sagartz has served as the Company’s Chief Strategy Officer and joined Inotiv’s Board of Directors to help guide strategy in order to provide broader solutions and greater scientific expertise to the Company’s clients. Dr. Sagartz began his career as a toxicologic pathologist at Searle/Monsanto in 1996, and held positions of increasing responsibility as section head, director, preclinical development site head, and fellow, following Monsanto’s merger with Pharmacia. After Pfizer’s acquisition of Pharmacia in 2003, Dr. Sagartz founded Seventh Wave Laboratories where he served as President and Chief Executive Officer, and Chief Strategy Officer. Dr. Sagartz is an adjunct associate professor of Comparative Medicine at St. Louis University’s College of Medicine and serves on the Board of Directors of the National Association for Biomedical Research. He received his Bachelor of Science and Doctor of Veterinary Medicine degrees from Kansas State University and, after completing residency training in anatomic pathology, earned his Doctor of Philosophy from The Ohio State University. Dr. Sagartz has the education and experience to provide strategic insight and industry knowledge to serve as Chief Strategy Officer for the Company and serve as a director. Dr. Sagartz’s current term on the board expires at the 2027 Annual Meeting of Shareholders.

Beth A. Taylor, age 59, joined the Company as Chief Financial Officer on March 9, 2020. Prior to joining the Company, Ms. Taylor held financial positions of Vice President of Finance and Chief Accounting Officer at Endocyte, Inc., a biopharmaceutical company, from 2011-2019, VP of Finance and Corporate Controller at Author Solutions, Inc., Harlan Laboratories, Inc. and Republic Airways Holdings and Finance Director at Rolls-Royce Corporation. Ms. Taylor started her career in audit assurance with Deloitte and received a B.S. in Accounting from Kelley School of Business, Indiana University in Bloomington, Indiana.

Brennan Freeman, age 37, joined the Company as Corporate Controller on July 12, 2021. On October 25, 2022, the Board of Directors appointed Mr. Freeman as Vice President – Finance and Corporate Controller of the Company. Mr. Freeman also serves as the Company’s principal accounting officer. Mr. Freeman began his career at Ernst & Young LLP, where he held various positions, including most recently as Manager – Global Life Sciences Assurance Resident from July 2018 to September 2018, Senior Manager – Global Life Sciences Assurance Resident from October 2018 – June 2020 and Senior Manager – Assurance Services from July 2020 – July 2021 and received a Bachelor of Science in Business, majoring in Finance & Accounting from Indiana University/Purdue University Indianapolis, Indiana

Jeff Krupp, age 53, joined the Company as Senior Vice President, Human Resources, on March 28, 2022. Mr. Krupp was appointed Chief Human Resources Officer of the Company effective January 17, 2023. Prior to his tenure with the Company, Mr. Krupp served as Vice President, Human Resources at Dover Corporation, a diversified global manufacturer, from 2021 to 2022. From 2012 to 2020, he held pivotal senior-level roles at Wabash National Corporation, including Vice President, Talent Management; Vice President, Human Resources & Global Manufacturing; and Vice President, Human Resources. Mr. Krupp's extensive career in Human Resources spans over two decades, also encompassing significant roles at Masco Corporation as Director, Human Resources, from 2007 to 2012, and at Commercial Vehicle Group, from 2002 to 2007, in the same capacity. He embarked on his 25-year journey in Human Resources with Magna International in 1998. Mr. Krupp holds a Master of Business Administration degree from Anderson University and a Bachelor of Science degree from Tennessee Wesleyan University.

John Gregory Beattie, age 58, joined the Company in February 2021 as the Chief Operating Officer. Prior to joining the Company, Mr. Beattie held Corporate Vice President positions at Charles River Laboratories, a contract research organization, where he led business units within all three of their segments. In these roles, Mr. Beattie was responsible for driving operational performance. Mr. Beattie holds a Bachelor of Science degree in Biology from McGill University and a Master of Science degree in Experimental Health Sciences from Université du Quebéc, and graduated from the Kellogg Management Institute program at Northwestern University.

Andrea Castetter, age 47, joined the Company as Senior Vice President - General Counsel and Corporate Secretary on October 23, 2023. Prior to joining Inotiv, Ms. Castetter served most recently as Associate Vice President, Chief Operating Officer - Legal for Eli Lilly and Company, a global pharmaceutical company, and in other progressive roles with Eli Lilly and Company for 23 years, including as Assistant General Counsel-Information Technology, Information Security, Cybersecurity, Privacy, and Insider Threat; Patent Counsel; and Biologist. Ms. Castetter received her Juris Doctor degree from Indiana University Robert H. McKinney School of Law, and her Bachelor of Science degree from Butler University.

Adrian Hardy, Ph.D., age 54, joined the Company as a part of the acquisition of Envigo on November 5, 2021. Following the acquisition, Dr. Hardy served as the Company’s Executive Vice President. On June 4, 2024, Dr. Hardy was appointed as the Chief Commercial Officer. Prior to joining Inotiv, Dr. Hardy held the title of Envigo’s Chief Executive Officer from 2016 to 2021, Envigo’s Chief Operating Officer from 2014 to 2016 and prior to 2014, Dr. Hardy held global leadership roles for Envigo in strategy, operations, business development, sales, corporate development, and strategic marketing. Prior to joining Envigo, he also spent three years in product management for a subsidiary of Novartis. Dr. Hardy received his Bachelor of Science degree in Human Biology from King’s College, University of London and received his doctorate in Developmental and Molecular Biology from University College, University of London.

Available Information
Our Internet address is www.inotiv.com. We routinely post important information for investors on our website in the “Investors” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, public conference calls, presentations and webcasts. Investors can easily find or navigate to pertinent information about us, free of charge, on our website, including:
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

All dollar amounts shown within this Item 1A are presented in thousands.

Risks Related to NHP Supply and Demand

Our sales of NHPs have decreased significantly in recent periods, which adversely affected our business, financial condition and results of operations, and this trend may continue.

The preclinical research industry faced challenges and volatility resulting from the USAO-SDFL criminally charging employees of our then-principal supplier of NHPs in November 2022, and the subsequent decline in imports of Cambodian NHPs to the U.S. beginning in late 2022. The decrease in overall NHP supply drove an increase in NHP pricing in fiscal 2023. During fiscal 2024, both the cost of obtaining and the sale price of NHPs decreased. However, we still have some higher cost NHPs in inventory to sell, which typically result in reduced margins. Further, we believe some NHP customers have been and may still be working towards reducing some owned inventory and aligning their NHP purchases more closely with their immediate needs rather than purchasing historical levels of NHPs. We also believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S.

The Company’s RMS segment revenue decreased by $76,712 in fiscal 2024 compared to fiscal 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For fiscal 2024, such reduction in revenue adversely affected our business, financial condition and results of operations. If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

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

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. and difficulties in being able to diversify our suppliers located outside the U.S. China exited the NHP exportation market in 2020 during the COVID-19 pandemic, and has repeatedly stated that it strategically intends to dominate, amongst other things, worldwide biomedical research. As such, their demand for NHPs has shifted a previously exported supply to their domestic use. Legal matters affecting the Cambodian supply of NHPs, including those arising as a result of the USAO-SDFL criminally charging employees of our then-principal supplier of NHPs in November 2022, further exacerbated an already constrained NHP supply for U.S. research.
While we have multiple contracts with our NHP suppliers located outside the U.S., the number of NHP suppliers is limited. If we are unable to obtain NHPs in sufficient quantities of the required species or in a timely manner to meet the needs of our clients, if the price of NHPs that are available increases significantly, or if we are unable to ship the NHPs in our possession to our clients because of governmental restrictions or limitations, our business, particularly in our RMS segment, will be materially adversely affected.

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

For the fiscal year ended September 30, 2024, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2024, the Company has cash and cash equivalents of $21,432 and access to a $15,000 revolver, which had a $0 balance outstanding as of September 30, 2024. The fiscal 2024 results, in large part, were due to the difficulties in managing the constrained global supply and the shift in NHP demand in fiscal 2024, as discussed in the "Operational Update" of Note 1 - Description of the Business. Absent the Fifth, Sixth and Seventh Amendments to our Credit Agreement, the Company would not have complied with its financial covenants under the Credit Agreement for the March 31, 2024, June 30, 2024 and September 30, 2024 testing dates, respectively. If the Company's results of operations in the twelve months following the date of this report do not improve relative to fiscal 2024 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement.

If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As a result of the factors outlined above, substantial doubt about our ability to continue as a going concern exists.

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
Throughout our history we have experienced periods of financial losses and financial hardship. Our current efforts may not result in profitability, or if our efforts result in profits, such profits may not continue for any meaningful period of time. In order to finance various acquisitions, expand certain facilities and resolve certain legal matters, we have significantly increased our leverage. Sustained losses may result in our inability to service our financial obligations as they come due, including the additional indebtedness we have more recently incurred, or to meaningfully invest in our business.

The Company’s RMS segment revenue decreased $76,712 in fiscal 2024 compared to fiscal 2023, due primarily to the negative impact of lower NHP-related product and service revenue. For fiscal 2024, such reduction in revenue adversely affected our business, financial condition and results of operations, and could continue in the future.

Although biotechnology funding in the market increased in the first nine months of calendar 2024, we believe that the reduced biotechnology funding in the market during 2022 and 2023 has continued to influence our clients' spending patterns for early-stage research and development. Additionally, we believe the funding allocation in the market among large biopharmaceutical companies and small to mid-size biotechnology companies, as well as current and expected interest rates, are tempering the speed of the recovery of the discovery services market.
For further information, refer to the Operational Update within Note 1 – Description of the Business to the consolidated financial statements contained in Part II, Item 8. There is no assurance that the Company will experience an increase in sales for the fiscal 2025 or any other future period. If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.
We have incurred significant additional indebtedness, which may impair our ability to raise further capital or impact our ability to service our debt.
We have incurred significant additional indebtedness during recent periods. Our additional indebtedness may impair our ability to raise further capital, including to expand our business, pursue strategic investments, and take advantage of financing or other opportunities that we believe to be in the best interests of the Company and our shareholders.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, curtailing spend, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. Our additional indebtedness may also impact our ability to service our debt and to comply with financial covenants and the other terms of our relevant credit arrangements, in which case our lenders might pursue available remedies up to and including terminating our credit arrangements and foreclosing on available collateral.
While we have implemented efforts to curtail spending, there is no assurance that any such efforts will be successful or will have intended effect on our available cash.

Our credit agreement contains covenants that restrict our business and financing activities. Our assets secure our obligations under the Credit Agreement and the Second Lien Notes and may be subject to foreclosure.

Our Credit Agreement contains various covenants, restrictions, and events of default. Among other things, these provisions require us to maintain certain financial ratios and impose certain limits on our ability to engage in certain activities.

The restrictions in the Credit Agreement impose operating and financial restrictions on us and may limit our ability to compete effectively, take advantage of new business opportunities, or take other actions that may be in our, or our shareholders’, best interests. Further, various risks and uncertainties may impact our ability to comply with our obligations under the Credit Agreement.

Our obligations under the Credit Agreement and the Second Lien Notes are secured by all assets (other than certain excluded assets) of the Company and each of the subsidiary guarantors.

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Company's Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the

Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes in the next twelve months.

In addition, if we are unable to repay outstanding borrowings when due, the lenders also have the right to proceed against the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Amendments to our Credit Agreement, including the Seventh Amendment, have added additional, or changed existing, financial covenants, which now include a secured leverage ratio, a fixed charge coverage ratio, a minimum weekly covenant, and any future amendments to our Credit Agreement may include other financial covenants or restrictions that could increase our risk of default.

Our failure to comply with the terms of our Credit Agreement could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under our Credit Agreement, all amounts outstanding under that agreement, the Notes and the Second Lien Notes could be due and payable immediately, which would have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under our Credit Agreement, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties may impact our ability to comply with our obligations under the Credit Agreement.

Our inability to comply with any of the provisions of the Credit Agreement could result in a default under it. If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Notes and the Company's Second Lien Notes which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes in the next twelve months.
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
In general, additional capital may be raised through the sale of common shares, including through our at-the-market offering program with Jefferies LLC, preferred equity or convertible debt securities, entry into debt facilities or other third-party funding arrangements, such as our recent sale of Second Lien Notes and accompanying warrants. The sale of equity, convertible debt securities and warrants may result in dilution to our shareholders and those securities may have rights senior to those of our common shares. Agreements entered into in connection with such capital raising activities could contain covenants that would restrict our operations or require us to relinquish certain rights. Additional capital may not be available on reasonable terms, or at all. If we cannot timely raise any needed funds, we may be forced to reduce our operating expenses, which could adversely affect our ability to implement our long-term strategic roadmap and grow our business.

The financial covenants under the Company's Credit Agreement include, among others, a requirement to not permit the consolidated debt to consolidated EBITDA of the Company to exceed certain leverage thresholds under the Credit Agreement. The Seventh Amendment provides that any charges or expenses attributable to or related to the Resolution Agreement and Plea Agreement may be added back to the Company’s consolidated EBITDA (up to $32,000) for purposes of the financial covenants under the Credit Agreement.

For the fiscal year ended September 30, 2024, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2024, the Company has cash and cash equivalents of $21,432 and access to a $15,000 revolver, which had $0 balance outstanding as of September 30, 2024. These results, in large part, are a result of the difficulties in managing the constrained global supply and the shift in NHP demand in fiscal 2024, as discussed in the Operational Update of Note 1 - Description of the Business. Absent the Fifth, Sixth and Seventh Amendments (as defined in Note 7 - Debt), the Company would not have complied with its financial covenants under the Credit Agreement for the March 31, 2024, June 30, 2024 and September 30, 2024 testing dates, respectively. If results of operations in the coming twelve months do not improve relative to the previous twelve months, the Company is at risk of non-compliance with its financial covenants under its Credit Agreement.

If at any time in the next twelve months the Company reports a failure to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Second Lien Notes (as defined in Note 7 - Debt) which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the lenders accelerate the loans under the Credit Agreement, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

On September 13, 2024, the Company entered into a Seventh Amendment to the Company's Credit Agreement. The Seventh Amendment, among other changes, permits the incurrence of the issuance of the Second Lien Notes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also caps the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.

After considering the factors outlined above, we concluded that substantial doubt about our ability to continue as a going concern exists. This is discussed further in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2024 and 2023 due to material weaknesses in internal control over financial reporting. If we are unable to remediate these material weaknesses and maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

Our management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2024 and 2023:

•Management did not design and maintain effective controls over information technology general controls ("ITGCs") for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023 and 2024; and

•Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2023 and 2024.

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

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. For example, if we were to fail to properly monitor compliance with study protocols, the data collected could be disqualified. Under such circumstances, we may be contractually required to repeat a study at no further cost to the client, but at substantial cost to us. That development would harm our reputation, our prospects for future work and our operating results. The issuance of a notice from the FDA or the USDA, or other relevant authorities, based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements, animal welfare laws and regulations, or other applicable regulations could materially and adversely affect our business and financial performance, including fines or sanctions, debarment and/or permit and/or license suspension or revocation. Furthermore, the cost to comply with new federal or state legislation or regulations may adversely affect our operating results.

For further information on these and other actions, see Note 16 - Contingencies to the consolidated financial statements contained in Part II, Item 8.

Changes in government regulation or in practices relating to the pharmaceutical industry could decrease demand for the services we provide.

Governmental agencies throughout the world, but particularly in the United States, strictly regulate the drug development process. Our business involves helping pharmaceutical and biotechnology companies comply with the regulatory drug approval process. Changes in regulation, such as a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, or an increase in regulatory requirements that we may have difficulty satisfying, or that make our services less competitive, could substantially decrease demand for our services and products. Also, if governments increase efforts to contain drug costs and pharmaceutical and biotechnology company profits from new drugs, or if governments impose new regulatory requirements demanding restricted use of research models for biomedical research, our clients may spend less, or slow the pace of increased spending, on research and development.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

U.S. Department of Health and Human Services regulations under the HIPAA demand compliance with patient privacy and confidentiality requirements. We are also subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, location, disposal and protection of health-related and other personal information. In addition to U.S. federal laws and regulations, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information. Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply.

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
One client related to the RMS segment accounted for approximately 15.9% and 22.0% of our total revenue during fiscal years 2024 and 2023, respectively. Five clients of the DSA segment in the aggregate accounted for approximately 5.5% and 5.4% of our total revenue during fiscal years 2024 and 2023, respectively. The loss of a significant amount of business from one or more of our major clients would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. In any given year, there is a possibility that a single client may account for a significant percentage of our total revenue or that our business may depend on one or more large projects. Since we do not have long-term contracts with most of our clients, the importance of a single client may vary dramatically from year to year as projects end and new projects begin. To the extent that we are meaningfully dependent on any single client, we are indirectly subject to risks related to that client, including if such risks impede the client’s ability to stay in business or otherwise to make timely payments to us.
We operate in a highly competitive industry.
The contract research services industry is highly competitive. We often compete for business not only with other CROs, but also with internal discovery and development departments within our client companies. Several of our competitors have significantly greater financial, marketing, technical or other resources and a larger global footprint than we have. The industry has historically been diverse with more than 1,000 CROs around the globe, ranging from small, regional niche laboratories up to global comprehensive service providers with tens of thousands of employees.
The contract research services industry has experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. Offshore CROs have provided increasing competitive pressures.
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
Most of our contracts for contract research services are terminable by the client upon 30 days’ notice and these clients terminate or delay their contracts for a variety of reasons. Further, in general, our clients order research models on an as-needed basis. The size and frequency of those orders can be reduced or eliminated with little or no notice.
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
Although our contract research contracts frequently entitle us to receive the costs of winding down the terminated projects, as well as all fees earned by us up to the time of termination, and some of our contracts entitle us to a termination fee, the loss, reduction in scope or delay of a large contract or order, or the loss or delay of multiple contracts or orders, could materially adversely affect our business.
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
These risks may differ substantially according to species. In rodents, most infections are without any apparent clinical signs and therefore pose a risk to the scientific quality of the research performed on the animals rather than to humans. In NHPs, the main concern is the potential for zoonotic infectious diseases to cause harm to humans. As a result, all animals are serologically tested for specific diseases in our facilities and at our suppliers. We seek to minimize the risk of animals being infected by stringent biohazard management protocols and health monitoring programs in place in our facilities. Nevertheless, we have in the past suffered disease in our animal populations and may suffer outbreaks in the future.
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
Failure to manage growth effectively could cause our business to suffer and have an adverse effect on our business, operating results and financial condition.
To manage growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our products and services may be adversely impacted if we do not integrate and manage growth effectively, or if we fail to appropriately coordinate across our organization.
Our growth may place a strain on our resources, infrastructure and ability to maintain the quality of our products and services. You should not consider our past growth and as indicative of future performance. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our operating results and financial condition.
Providing contract research services creates a risk of liability.
We could be held liable for errors and omissions in connection with the services we perform or the reporting we provide to our clients, which may compromise a study or data from a study or cause the data to be incomplete. Further, we could be held liable for any failure to appropriately care for our clients' property including, among other things, research models, samples, compounds or records. The occurrence of these risks could result in us having to pay damages or incur other costs.
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
Our non-U.S. operations expose us to risks associated with operating internationally.
During the fiscal years ended September 30, 2024 and 2023, 14.6% and 15.7%, respectively, of our revenues were generated by our facilities outside the U.S. As a result of these sales from foreign entities and facilities located outside the U.S., our operations are subject to a variety of risks unique to international operations, including the following:
•exposure to local economic conditions;
•currency exchange rate and interest rate fluctuations;
•differences and changes in tax laws;
•potential restrictions on the transfer of funds;
•differences in regulatory requirements;
•exposure to liabilities under the U.S. Foreign Corrupt Practices Act or the U.K. Antibribery Act;
•government imposed investment and other restrictions or requirements;
•failure to comply with new and evolving regulations, including privacy and security laws;

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
We have completed several acquisitions and from time to time may review other acquisition candidates. Acquisitions involve numerous risks, including:
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
•The risk that acquisitions could be dilutive to earnings, or in the event of acquisitions made through the issuance of our common shares to the shareholders of the acquired company, dilutive to the percentage ownership of our existing shareholders;
•The adverse impact of risks facing the acquired companies, including losses resulting from undiscovered liabilities of acquired companies not covered by the indemnification we may obtain from the sellers;
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

We may not realize all of the anticipated benefits of our business acquisitions. These acquisitions may not further our business strategy as we expect, we may fail to successfully integrate the acquired operations as planned or to realize the synergies and other benefits we expected from the acquisitions, we have in the past, and may again in the future, experience unexpected adverse impacts on the acquired businesses, or we may otherwise not realize the expected return on our investments, any of which could adversely affect our business or operating results and potentially cause impairment to assets that we record as a part of the acquisitions, including intangible assets and goodwill. We may have difficulties managing the acquired businesses or retaining key personnel of the acquired companies.

In addition, during recent periods, we have undertaken, and we plan to undertake additional, restructuring and site optimization initiatives, designed to allow us to reduce overhead and create efficiencies through scale. These initiatives present significant risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing these initiatives, asset impairments and management distraction. If we fail to achieve some or all of the expected benefits of these initiatives, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Risks Related to the Industries we Serve
We are substantially dependent on the pharmaceutical and biotechnology industries.
Our ability to grow and to win new business depends upon the ability and propensity of pharmaceutical and biotechnology companies to purchase the purpose-bred animal research models and products we sell and to outsource the services we provide. Research and development spending fluctuates due to changes in available resources, mergers of pharmaceutical and biotechnology companies, spending priorities and institutional budgetary policies, among other reasons. Accordingly, economic factors and industry trends that affect our clients in these industries also affect our business. We believe that biotech funding allocations and spending priorities negatively impacted our fiscal 2023 and fiscal 2024 to some extent, and could continue. Further, decreases in outsourcing practices by our clients may result in reductions in our revenue, particularly in our DSA segment, and may adversely affect our financial condition, results of operations and cash flows.

If the Company’s revenue and related operating margins do not increase, it would have an adverse effect on the Company’s business, financial condition and results of operations, and could result in non-compliance with the financial covenants under the Company’s Credit Agreement, as discussed elsewhere in this “Risk Factors” section.

Risks Related to Research and Development
Our future success may depend on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.
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
Risks Related to Health Emergencies
Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may in the future be adversely affected by pandemics, epidemics or other public health emergencies.
Our business, results of operations, financial condition, including the carrying value of certain of our assets, cash flows and stock price have and may in the future be adversely affected by pandemics, epidemics or other public health emergencies. Such health emergencies can result in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.
The outbreak of public health emergencies and preventive or protective actions taken by governmental authorities have had, and may in the future have, a material adverse effect on our and our clients’ and suppliers’ respective operations, including with respect to the potential for business shutdowns or disruptions. The extent to which these health emergencies may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the emergency and the effectiveness of actions taken globally to contain or mitigate its effects. Future financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows. Even after public health emergencies have subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression and demand for our products and services. Additionally, concerns over the economic impact of public health emergencies have caused extreme volatility in financial and other capital markets which has and may in the future adversely impact our stock price and our ability to access capital markets including to refinance existing obligations. To the extent public health emergencies adversely affect our business and financial results, they may also have the effect of exacerbating many of the other risks described herein or other risks not presently known to us or that we currently deem immaterial.
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
•market conditions in contract research services or research model industries;
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

The resale of certain common shares underlying warrants issued with the Second Lien Notes and covered by a resale registration statement could adversely affect the market price of our common shares, which result could in turn negatively affect our ability to raise additional equity capital.

Pursuant to a Registration Rights Agreement which we entered with the purchasers of, and the structuring agent for, our Second Lien Notes and warrants, we filed a registration statement registering the resale of 4,146,250 of our common shares held by the shareholders who are parties to the Registration Rights Agreement. The resale registration statement permits the resale of these shares at any time after the exercise of the warrants and without restriction. The sale, or availability for sale, of our common shares in the public market may adversely affect the prevailing market price of our common shares and may impair our ability to raise additional equity capital. The resale of a substantial number of our common shares in the public market could adversely affect the market price for our common shares and make it more difficult for you to sell our common shares at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, the selling shareholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common shares could have a material adverse effect on our ability to raise additional equity capital.

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
We have historically depended on third parties to provide us with services critical to our business. The failure of third parties to adequately provide needed services or our determination to forgo non-critical services, could have a material adverse effect on our business.
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
Global economic uncertainty has produced, and continues to produce, substantial stress, volatility, illiquidity and disruption of global credit and other financial markets. Various factors contribute to the uncertain economic environment, including geopolitical tensions, military conflicts, the level and volatility of interest rates, the level of inflation, an actual recession or fears of a recession, trade policies and tariffs, and political and governmental instability.
ITEM 1B – UNRESOLVED STAFF COMMENTS
There are no unresolved comments to be reported in response to Item 1B.
ITEM 1C - CYBERSECURITY
Cybersecurity Risk Management and Strategy
Inotiv’s cybersecurity risk management framework is grounded in external standards, specifically those of the National Institute of Standards and Technology (NIST) and the Center for Internet Security (CIS). These guidelines provide a strong, structured foundation designed to systematically protect business operations, customer data, and intellectual property in an environment of rapidly evolving cyber threats. We deploy a multifaceted security strategy that includes multi-factor authentication (MFA), advanced malware defenses, and comprehensive endpoint protection supported by Extended Detection and Response (XDR) technology. Additionally, we leverage the expertise of a third-party provider of Managed XDR services, which provides continuous monitoring across our environment to respond swiftly to potential security events.

To reinforce our commitment to cybersecurity, we engage in regular third-party assessments and testing to validate and strengthen our defenses. Independent experts review our incident response and disaster recovery plans, evaluating our capacity to respond to cyber incidents and restore business continuity under adverse conditions. We further enhance our security posture by commissioning robust internal and external penetration tests conducted by third-party providers. These assessments rigorously evaluate our systems for potential vulnerabilities, enabling us to mitigate threats proactively and strengthen resilience against both known and emerging threats. By staying aligned with industry standards and engaging expert resources, we continuously adapt Inotiv’s cybersecurity practices to meet today’s challenges and anticipate future risks.

Our organization employs a comprehensive process to oversee and identify cyber threats associated with third-party service providers. For critical systems that handle confidential data, we conduct annual third-party security reviews to evaluate and mitigate potential risks. These reviews include a multifaceted approach combining security questionnaires, in-depth manual assessments of vendor security practices, and automated rating systems to assess vendors' cybersecurity postures.
Governance of Cybersecurity Management

Our cybersecurity governance structure is specifically designed to provide a clear chain of responsibility and accountability for assessing, managing, and mitigating cybersecurity risks. The Vice President of Information Security, who reports directly to the Chief Technology Officer ("CTO"), a member of our Executive Committee, leads our cybersecurity initiatives. Together, the Vice President of Information Security and the CTO bring a combined 50 years of technology experience with over 20 years dedicated to IT and security leadership. The Vice President of Information Security is tasked with overseeing cybersecurity risk assessments, implementing strategic security initiatives, and ensuring alignment with evolving regulatory requirements. The Vice President of Information Security provides weekly briefings to the CTO. Additionally, the Vice President of Information Security presents updates to the Executive Committee and the Board of Directors at least annually, although these updates generally occur on a quarterly basis. These presentations cover critical security issues and significant emerging threats.

The Board of Directors, through its Audit Committee, is responsible for the oversight of Inotiv’s cybersecurity risk management practices. The Audit Committee reviews and assesses our approach to risk management, including risk associated with cybersecurity, against industry standards and regulatory obligations. We believe this governance structure is integral to maintaining high-level visibility and accountability across all levels of leadership. By providing the Board of Directors with regular and detailed updates on cybersecurity initiatives and significant developments in the threat landscape, we foster transparency and maintain cybersecurity as a central priority within the organization.

The Board of Directors’ involvement in cybersecurity governance underscores our commitment to safeguarding our operations and stakeholders from digital risks. With dedicated oversight from both executive leadership and the Board of Directors, we integrate cybersecurity into our risk management and governance frameworks.

To date, there have not been any previous cybersecurity incidents that materially affected, or are reasonably likely to materially affect, us. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial condition, as further described in Item 1A. Risk Factors – Risks Related to Technology and Cybersecurity.
ITEM 2 – PROPERTIES
We have 22 operational sites and one administrative building, which are comprised of approximately 52 different owned or leased facilities across four countries. The facilities are in the U.K. and Europe (approximately 13%) and in the U.S. (approximately 87%). Our corporate headquarters is in West Lafayette, Indiana. We have one manufacturing location in Wisconsin and we maintain sales and administrative offices in the U.S. and in the U.K.
We believe that our facilities are adequate for our current operations and that suitable additional space will be available if and when needed, including to the extent necessary to expand operations.
Pursuant to the Credit Agreement and Second Lien Notes, all owned properties are provided as collateral.
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
Shareholders
As of November 15, 2024, there were 412 shareholders of record of our common shares. The number of shareholders of record is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.
Dividends
We have never declared or paid cash dividends on our common shares. We currently intend to retain all future earnings for the operation and expansion of our business and, therefore, do not anticipate paying cash dividends in the foreseeable future. The payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends in our debt arrangements, and other factors that our Board of Directors may deem relevant.
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
ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K. In addition to the historical information contained herein, the discussions in this Report may contain forward-looking statements which may be affected by risks and uncertainties, including those discussed in Part I, Item 1A, Risk Factors and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those discussed in the forward-looking statements, as discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report.
References to fiscal years, years or portions of years in this Item refer to our fiscal year ended September 30, unless otherwise indicated.

All amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands, unless otherwise specified.
Business Overview
Inotiv is a leading contract research organization (“CRO”) dedicated to providing nonclinical and analytical drug discovery and development services primarily to the pharmaceutical and medical device industries and selling a range of research-quality animals and diets to the same industries as well as academia and government clients. Our products and services focus on bringing new drugs and medical devices through the discovery and preclinical phases of development, all while focusing on increasing efficiency, improving data, and reducing the cost of discovering and taking new drugs and medical devices to market. Inotiv is committed to supporting discovery and development objectives as well as helping researchers realize the full potential of their critical research and development projects, all while working together to build a healthier and safer world. We are dedicated to practicing high standards of laboratory animal care and welfare.
We have 22 operational sites and one administrative building, which are comprised of approximately 52 different owned or leased facilities across four countries. The facilities are in the U.K. and Europe (approximately 13%) and in the U.S. (approximately 87%). Our corporate headquarters is in West Lafayette, Indiana. We have one manufacturing location in Wisconsin and we maintain sales and administrative offices in the U.S. and in the U.K.
We have two reportable segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).
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

Through our RMS segment, we offer access to a wide range of small and large purpose-bred animal research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas, in addition to diet and bedding. We provide deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which can reduce nonclinical lead times and provide enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

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

DSA
During the twelve months ended September 30, 2023, our focus for our business within the DSA segment revolved around maximizing the integration of service offerings from previous acquisitions and continuing to build out additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing. These included our Boulder, Colorado, facility expansion, which was completed in December 2022, the opening of our Kalamazoo, Michigan, pathology site in January 2023, and the buildout of our Rockville, Maryland, site, which is now operational with GLP biotherapeutics analytical and genetic toxicology capabilities. Furthermore, the expansion activities at Fort Collins, Colorado, were completed by the end of October 2023 and the expanded site is completing the validation of the facility and equipment and plans to be operational early in the second quarter of fiscal 2024. Additionally, we announced the expansion of our safety pharmacology offering with the validation and verification of a cardiopulmonary telemetry study model in cynomolgus macaques. Offered through our DSA business, telemetry allows for the continuous observation of ECG, respiratory rate and volume, blood pressure and other cardiovascular parameters during preclinical safety studies. Additional new service offerings that we began building internally include: mechanistic pharmacology and toxicology, safety pharmacology; juvenile toxicology; SEND (Standard for the Exchange of Nonclinical Data) data reporting; clinical pathology; biotherapeutics; histopathology for devices; genetic toxicology; and cardiovascular safety pharmacology.

During the twelve months ended September 30, 2024, our focus for the DSA segment revolved around continuing to maximize the integration of service offerings from previous acquisitions, growing our business at our Rockville facility and continuing to build and validate additional service capabilities and capacity. As we completed fitting out laboratory space, validating new equipment and establishing our processes over the last year, we added to the overall depth and breadth of our services portfolio, and expanded our client service capabilities, which are designed to enhance both overall quality and operating margins by reducing our reliance on third-party outsourcing.

RMS

During the twelve months ended September 30, 2023, our focus for our business within the RMS segment included navigating the global non-human primate ("NHP") market and executing on our site optimization plans.

Since we became aware that the U.S. Attorney’s Office for the Southern District of Florida (“USAO-SDFL”) had criminally charged employees of our principal supplier of NHPs, along with two Cambodian government officials, with conspiring to illegally import NHPs into the U.S. from December 2017 through January 2022 and in connection with seven specific imports between July 2018 and December 2021, we have focused on working with our suppliers and developing a long-term solution to establish procedures we can be comfortable assuring ourselves and our customers we only provide purpose-bred NHPs from Cambodia. We have scientists inside and outside our organization working towards establishing new testing procedures for importing purpose-bred Cambodian NHPs and meeting the needs of drug discovery and development in the US. In the meantime, we continued to import from countries outside of Cambodia to satisfy demand at our DSA business segment and to our RMS clients. During fiscal 2023, the volume of NHPs we sold to our RMS clients was significantly lower than in fiscal 2022. While the lower volume was partially offset by an increase in the average selling price of NHPs, the average selling price of NHPs in the fourth quarter of fiscal 2023 was the lowest quarterly increase compared to each of the first three quarters of fiscal 2023.

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

During the twelve months ended September 30, 2024, our focus for our business within the RMS segment included the continued navigation of the global NHP market and executing on our continued site optimization plans and new strategies to improve the efficiency and cost effectiveness of the production and transportation of our products. During fiscal 2024, the volume of NHPs we sold to our RMS clients was significantly lower than in fiscal 2023. Further, both the cost of obtaining and the sale price of NHPs decreased. However, we still have some higher cost NHPs in inventory to sell, which typically result in reduced margins. We closed on the sale of our Blackthorn, U.K., Dublin, Virginia, Haslett, Michigan and Cumberland, Virginia facilities during the twelve months ended September 30, 2024. During the fourth quarter fiscal

2024, the consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K. was completed, and we exited the leased facility. We have completed all planned and announced site optimizations as of September 30, 2024.

Refer to Note 11 – Restructuring and Assets Held for Sale in our consolidated financial statements contained in Part II, Item 8 for more information related to the site optimizations.
In December 2023, the Company announced that it would be partnering with Vanguard Supply Chain Solutions LLC, the Company’s then-current provider of transportation services, to enable the in-house integration of Inotiv’s North American transportation operations. The Company completed this in-house integration in the second quarter of fiscal 2024. During fiscal 2024, the Company worked on route optimization projects, which were designed for further efficiencies and cost reductions and is continuing to work on route optimization projects into fiscal 2025.

Operational Update

The most significant challenge we faced financially during the fiscal years ended September 30, 2024 and 2023 has been the volatility of sales volumes and margins in our RMS segment, and more specifically, for our NHPs. The preclinical research industry has faced challenges and volatility resulting from the U.S. Attorney’s Office criminally charging a Cambodian government official on alleged charges of conspiracy to illegally import NHPs into the U.S., and the subsequent decline in imports of Cambodian NHPs to the U.S. beginning in late 2022, which the Company has previously disclosed. NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in NHP pricing in fiscal 2023. During fiscal 2024, both the cost of obtaining and the sale price of our NHPs decreased, which typically result in reduced margins. However, we still have some higher cost NHPs in inventory to sell. Further, we believe that during fiscal 2024 some NHP customers were and may still be working towards reducing some owned inventory and aligning their NHP purchases more closely with their immediate needs rather than purchasing historical levels of NHPs. We also believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. The continued limited supply of NHPs able to be imported into the U.S. has added to the strain of managing the timing of procuring NHPs and delivering NHPs to clients within their required timelines. During fiscal 2024, the sale price of our NHPs decreased in addition to the cost of acquiring them. RMS revenue decreased $76,712 from fiscal 2023 to fiscal 2024, which was primarily driven by a $60,399 decrease in revenue related to NHPs and a decrease in revenue related to the Company’s Israeli businesses (which the Company sold in August of 2023). For fiscal 2024, the reduction in NHP product and service revenues adversely affected our business, financial condition and results of operations.

Although Cambodia has remained closed as a source through fiscal 2024, we have identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research. While the available supply does not account for the total volume that was previously imported from Cambodia, the additional sources have allowed us to diversify our sourcing of NHPs outside of Cambodia and to satisfy demand at our DSA business segment and to our RMS clients. Further, we believe that we have identified the appropriate supply of NHPs to meet forecasted demand for fiscal 2025. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

Although biotechnology funding in the market increased in the first nine months of calendar 2024, we believe that the reduced biotechnology funding in the market during 2022 and 2023 has continued to influence our clients' spending patterns for early-stage research and development. Additionally, we believe the funding allocation in the market among large biopharmaceutical companies and small to mid-size biotechnology companies, as well as current and expected interest rates, are tempering the speed of the recovery of the discovery services market.
Resolution Agreement and Plea Agreement
On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS, which the Company acquired in November 2021. In connection with such resolution, the Company and its related entities entered into a Resolution Agreement (the “Resolution Agreement”) with the DOJ and the United States Attorney’s Office for the Western District of Virginia (“USAO-WDV”), and Envigo RMS and Envigo Global Services, Inc. (“EGSI” and together with Envigo RMS, “Envigo”) entered into a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western

District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act.
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
For the twelve months ended September 30, 2024, the Company has expensed $28,500 related to the Resolution and Plea Agreements, which is presented within other operating expense in the Company’s Consolidated Statement of Operations. In line with the Resolution and Plea Agreements, the Company paid $6,500 during the twelve months ended September 30, 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other liabilities on the Consolidated Balance Sheets as of September 30, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Consolidated Statements of Cash Flows for the twelve months ended September 30, 2024 and the Company has included $17,000 in other long-term liabilities on its Consolidated Balance Sheets as of September 30, 2024 and “Changes in operating assets and liabilities – other assets and liabilities” in its Consolidated Statement of Cash Flows for the twelve months ended September 30, 2024. The total $28,500 charge is reflected in the operating loss of the RMS segment. The charge of $28,500 is non-deductible for U.S. federal income tax purposes. Further, there were multiple amendments to the Company's Credit Agreement which, among other changes, permit charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA for purposes of the financial covenants under the Credit Agreement. The Company expects to have additional cash outlays in connection with certain costs related to the Resolution Agreement, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Resolution Agreement, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.
Consolidated Overview
Revenue for the fiscal year ended September 30, 2024, decreased to $490,739 from $572,425 in the fiscal year ended September 30, 2023, due to a $76,712, or 19.8%, decrease in RMS revenue primarily driven by lower NHP product and service revenue and a $4,974, or 2.7%, decrease in DSA revenue primarily driven by a decrease in discovery services revenue.
Operating loss for the fiscal year ended September 30, 2024, increased to $86,406 from $81,460 in the fiscal year ended September 30, 2023. The increase in operating loss was driven by an increase in RMS operating loss of $7,025 and a decrease in DSA operating income of $6,547, partially offset by a decrease in unallocated corporate expenses of $8,626. For the fiscal year ended September 30, 2024, operating expenses (which include selling, general and administrative and other operating expenses) included the $28,500 charge associated with the Resolution Agreement and Plea Agreement entered into on June 3, 2024. Additionally, operating loss for the fiscal year ended September 30, 2023 included a goodwill impairment charge of $66,367 related to our RMS segment.
Net loss attributable to common shareholders for the fiscal year ended September 30, 2024 increased to $108,445 from $105,140 in the fiscal year ended September 30, 2023 due primarily to the increased operating loss described above.

Net cash used in operations for the fiscal year ended September 30, 2024 was $6,805 compared to $27,883 of net cash provided by operations in the fiscal year ended September 30, 2023. Refer to "Liquidity and Capital Resources" below for an analysis of changes.
As of September 30, 2024, the Company had $21,432 in cash and cash equivalents. Total debt, net of debt issuance costs, as of September 30, 2024 was $393,339.

Operational and Capital Resources Highlights during Twelve Months Ended September 30, 2024
•Net book-to-bill ratio for the twelve months ended September 30, 2024 was 0.99x for the DSA services business.
•DSA backlog was $129,916 as of September 30, 2024, down from $132,100 at September 30, 2023.
•The Company completed its previously announced site optimization initiatives as of September 30, 2024.
•On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS, LLC, an entity acquired by the Company in November 2021.
•On July 23, 2024, USAO-SDFL informed the Company that it was no longer investigating the Company or its subsidiaries with respect to their procurement of NHPs from foreign suppliers or NHP importation practices.
•On August 9, 2024, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Sale Agreement”), pursuant to which the Company may offer and sell up to $50,000 of the Company’s common shares (the "ATM Shares") from time to time in at-the-market offerings, through Jefferies LLC (“Jefferies”), acting as sales agent. Sales pursuant to the Sale Agreement will be made only upon instructions by the Company to Jefferies, and the Company cannot provide any assurances that it will issue any Shares pursuant to the Sales Agreement. The Company has not yet sold any ATM Shares as of September 30, 2024.
•On September 13, 2024, the Company, certain of its subsidiaries (the “Subsidiary Guarantors”) and the lenders party thereto entered into a Seventh Amendment (the “Seventh Amendment”) to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment includes the addition of a maximum capital expenditure limit and a minimum EBITDA test effective September 13, 2024, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new financial covenant tests for the fiscal quarters starting June 30, 2025 and thereafter.
•On September 13, 2024, certain investors (the “Purchasers”) acquired $22,000 principal amount of the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 and warrants to purchase 3,946,250 of the Company’s common shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the 3.25% Convertible Senior Notes due 2027 (the “Notes”) . In connection with this transaction, the Company issued to the structuring agent $550 principal amount of 15.00% Senior Secured Second Lien PIK Notes due 2027 and warrants to purchase 200,000 of the Company's common shares as compensation for its services as structuring agent. The $22,000 in aggregate principal amount of 15.00% Senior Secured Second Lien PIK Notes due 2027 and the $550 aggregate principal amount of 15.00% Senior Secured Second Lien PIK Notes due 2027 issued to the structuring agent are referred to herein as the “Second Lien Notes”.
Planned Site Optimization and Other Initiatives
•In fiscal 2025, the Company intends to initiate the next phase of our site optimization program to further improve and consolidate additional RMS facilities in the U.S. This next phase is another important program, which the Company projects will eliminate approximately $4,000 to $5,000 in operating expenses and further improve RMS margins when completed. Most of these financial benefits are not expected until fiscal 2026. The Company expects to incur additional immaterial capital expenditures, which are included in our capital plan, and immaterial expenses in connection with the next phase of our site optimization program. The Company also believes it can achieve another

$500 to $1,000 in cost reductions from the continued integration of its North American transportation and distribution system.
Results of Operations by Segment
Below we have provided discussion and analysis of our financial results by reportable segments:
Twelve Months Ended September 30, 2024 Compared to Twelve Months Ended September 30, 2023
DSA

	Twelve Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$180,116	$185,090	$(4,974)	(2.7)%
Cost of revenue [1]	127,216	114,836	12,380	10.8%
Operating expenses [2]	26,336	38,637	(12,301)	(31.8)%
Depreciation and amortization of intangible assets	17,865	16,371	1,494	9.1%
Operating income [3]	$8,699	$15,246	$(6,547)	(42.9)%
Operating income % of total revenue	1.8%	2.7%
Operating income % of segment revenue	4.8%	8.2%
[1] Cost of revenue excludes depreciation and amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
For the twelve months ended September 30, 2024, DSA revenue was $180,116 compared to $185,090 for the twelve months ended September 30, 2023, representing a decrease of $4,974, or 2.7%. The decrease in DSA revenue was primarily driven by a $5,034 decrease in discovery services revenue as a result of the decline in overall biotech activity in the market. Safety assessment revenues were relatively consistent year-over-year, which included a decrease in general toxicology services of $6,399 due to a change in the mix of studies, mostly offset by increases in genetic toxicology and biotherapeutic analysis revenue in connection with new business at our Rockville facility of $6,047.
In the twelve months ended September 30, 2024, we continued to experience study cancellations and negative change orders in our DSA segment due primarily to certain compounds not yet being available for testing, delayed studies as a result of our clients' re-prioritization of research and development spend and lack of funding. However, overall study cancellations and negative change orders were down compared to the twelve months ended September 30, 2023, and our flexibility and expanded service offerings enabled us to replace most of the cancelled or postponed studies with studies from other clients. When contracts are terminated, we are generally able to recover, at a minimum, our invested costs.
DSA operating income decreased by $6,547, or 42.9%, primarily due to the decrease in revenue noted above of $4,974, an increase of $12,380 in cost of revenue and an increase of $1,494 in depreciation and amortization of intangible assets, partially offset by a decrease of $12,301 in operating expenses. The increase in cost of revenue was primarily due to an increase of $6,508 related to additional commercial activity at our Rockville facility and increases in compensation and benefits expense, supplies expense, repairs and maintenance expense and non-income tax expense. The decrease in operating expenses primarily related to decreases in startup costs, compensation and benefits expense, repairs and maintenance expense,professional fees, bad debt expense and information technology expenses.

RMS

	Twelve Months Ended September 30,
	2024	2023	$ Change	% Change
Revenue	$310,623	$387,335	$(76,712)	(19.8)%
Cost of revenue [1]	252,352	275,647	(23,295)	(8.5)%
Operating expenses [2]	51,586	31,937	19,649	61.5%
Depreciation and amortization of intangible assets	38,614	38,288	326	0.9%
Goodwill impairment loss [3]	—	66,367	(66,367)	(100.0)%
Operating loss [4]	$(31,929)	$(24,904)	$(7,025)	28.2%
Operating loss % of total revenue	(6.5)%	(4.4)%
Operating loss % of segment revenue	(10.3)%	(6.4)%
[1] Cost of revenue excludes depreciation and amortization of intangible assets, which is separately stated
[2] Operating expenses includes selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Goodwill impairment loss shown on the consolidated statements of operations only impact the RMS Segment
[4] Table may not foot due to rounding
For the twelve months ended September 30, 2024, RMS revenue was $310,623 compared to $387,335 for the twelve months ended September 30, 2023, representing a decrease of $76,712, or 19.8%. The decrease in RMS revenue was due primarily to the negative impact of lower NHP product and service revenues of $60,399. Additionally, there was a decrease of $10,628 in RMS revenue as a result of the sale of our Israeli businesses in the fourth quarter of fiscal 2023. The remaining decrease in RMS revenue was due primarily to decreases in small animal model sales and RMS services in the U.S., partially offset by an increase in diet, bedding and enrichment product sales and an increase in small animal model sales outside of the U.S. and RMS services outside of the U.S.
RMS operating loss was $31,929 in fiscal year 2024 compared to $24,904 in fiscal year 2023, an increase of $7,025 or 28.2%, primarily driven by the decrease in revenue of $76,712 discussed above and an increase in operating expenses of $19,649, partially offset by a $66,367 decrease in non-cash goodwill impairment charges, as well as a decrease in cost of revenue of $23,295. In fiscal year 2023, we recognized a goodwill impairment charge of $66,367 related to our RMS segment. In the first quarter of fiscal 2023, the Company determined that as a result of the November 16, 2022 event, the uncertainty related to the Company’s ability to import NHPs from Cambodia, and the decrease in its stock price, the carrying value of its goodwill as of December 31, 2022, was required to be quantitatively evaluated. As a result of our impairment assessment for the first quarter in fiscal 2023, we determined that the carrying amount of goodwill attributed to our RMS segment was in excess of its fair value, and therefore we recorded a goodwill impairment loss of $66,367 within the RMS segment.

The decrease of $23,295 in cost of revenue was primarily due to reduced costs associated with lower NHP-related product and service revenue of $8,041 and the impact of the sale of our Israeli businesses of $7,428. The remaining decrease in cost of revenue was due to decreases in transportation costs as a result of the in-house integration of our North American transportation operations, decreases in small animal costs in the U.S. primarily due to the decreased revenues noted above and decreases in costs related to our diet, bedding and enrichment products, primarily as a result of lower commodity and material costs. The $19,649 increase in operating expenses was primarily due to the $28,500 charge related to the Resolution and Plea Agreements, partially offset by a decrease in legal fees of $4,662 and decreases in restructuring and remediation costs and compensation and benefits expense, among other immaterial changes.

Unallocated Corporate

	Twelve Months Ended September 30,
	2024	2023	$ Change	% Change
Operating expenses [1]	$62,537	$71,744	$(9,207)	(12.8)%
Depreciation and amortization of intangible assets	639	58	581	NM [2]
Operating loss	$(63,176)	$(71,802)	$8,626	(12.0)%
Operating loss % of total revenue	(12.9)%	(12.5)%
[1] Operating expenses include general and administrative and other operating expenses
[2] Percent change calculation is not meaningful
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expense that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating expenses of $8,626 in the twelve months ended September 30, 2024, compared to the twelve months ended September 30, 2023 was primarily driven by decreases in professional fees, acquisition and integration costs, stock compensation expense and compensation and benefits expense, partially offset by an increase in information technology expenses.
Other Expense
Other expense increased by $1,572 for fiscal year 2024 compared to fiscal year 2023. The increase was primarily driven by an increase of $3,865 in interest expense as a result of increased interest rates, additional second lien debt and periodic draws on our revolving credit facility, partially offset by net gains on disposition of property and equipment.
Income Taxes
Our effective income tax rates for fiscal 2024 and fiscal 2023 were 16.7% and 15.6%, respectively. The benefit recorded for fiscal 2024 and fiscal 2023 was $21,875 and $19,340, respectively. The benefit from income taxes for fiscal year 2024 primarily related to deferred tax benefits on the pre-tax loss, partially offset by unfavorable permanent items related to the Resolution and Plea Agreements, an increase in valuation allowances and other permanent items. The benefit from income taxes for fiscal year 2023 primarily related to deferred tax benefits on the pre-tax loss, partially offset by the impact on tax expense of certain non-deductible permanent book to tax differences related to goodwill impairment, withholding taxes paid in connection with the sale of our Israeli businesses, an increase in valuation allowances and other permanent items.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $108,885 for the twelve months ended September 30, 2024, as compared to a consolidated net loss of $104,902 during the twelve months ended September 30, 2023.
Liquidity and Capital Resources
For the fiscal year ended September 30, 2024, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2024, the Company has cash and cash equivalents of $21,432 and access to a $15,000 revolver, which had a $0 balance outstanding as of September 30, 2024. The fiscal 2024 results, in large part, were due to the difficulties in managing the constrained global supply and the shift in NHP demand in fiscal 2024, as discussed in the Operational Update above. Absent the Fifth, Sixth and Seventh Amendments to our Credit Agreement, the Company would not have complied with its financial covenants under the Credit Agreement for the March 31, 2024, June 30, 2024 and September 30, 2024 testing dates, respectively. If the Company's results of operations in the twelve months following the date of this report do not improve relative to fiscal 2024 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement.
If at any time in the twelve months following the date of this report, the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.
On September 13, 2024, the Company, certain of its subsidiaries (the “Subsidiary Guarantors”) and the lenders party thereto entered into a Seventh Amendments to our Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, including by the Seventh Amendment, the “Credit Agreement”). The Seventh Amendment, among other changes, permits the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, makes certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increases the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment includes the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the Closing Date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waives the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and establishes new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also caps the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and establishes a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders.
Further, on September 13, 2024, certain investors (the “Purchasers”) agreed to acquire $22,000 principal amount of Second Lien Notes and warrants to purchase 3,946,250 of the Company’s common shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Notes. In connection with this transaction, the Company issued to the structuring agent $550 principal amount of Second Lien Notes and warrants to purchase 200,000 of the Company's common shares as compensation for its services as structuring agent.
Additionally, the Company experienced improvements in revenue and operating results in the fourth fiscal quarter of 2024 as compared to the second and third fiscal quarters of 2024.
Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management has developed our fiscal 2025 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to our NHP-related product and service revenue, including pre-selling fiscal 2025 NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.
Management's fiscal 2025 annual operating plan forecasts compliance with its recently updated financial covenants pursuant to the Seventh Amendment to the Credit Agreement. The Company believes its existing cash and cash equivalents, together with cash generated from operations, will be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and comply with minimum liquidity and financial covenant requirements under its debt covenants pursuant to its Credit Agreement for at least the next twelve months. See Note 7 - Debt to our consolidated financial statements contained in Part II, Item 8 for further information about the Company’s existing credit facilities and requirements under its debt covenants. The Company’s liquidity needs and compliance with covenants depend, among other things, on its ability to source and sell NHPs, its ability to fill its expanded DSA capacity, its ability to generate cash from other operating activities and its ability to manage its forecasted capital expenditures. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.
Comparative Cash Flow Analysis

As of September 30, 2024, we had cash and cash equivalents of $21,432 compared to $35,492 of cash and cash equivalents as of September 30, 2023. As of September 30, 2024 and 2023, we had no borrowings on our $15,000 revolving credit facility. Information about other debt outstanding as of each date is set forth below under “Capital Resources.”
Net cash used in operating activities was $6,805 for the fiscal year ended September 30, 2024, compared to net cash provided by operating activities of $27,883 for the fiscal year ended September 30, 2023. Contributing factors to our cash used in operating activities for fiscal 2024 were a consolidated net loss of $108,885, a $23,251 decrease in deferred taxes, and a gain on debt extinguishment of $1,860, partially offset by $57,118 for depreciation and amortization, $52,604 for net changes in operating assets and liabilities, $7,378 of non-cash interest and accretion expense, $6,740 for employee stock compensation expense and $3,745 of amortization of debt issuance costs and original issue discount. Contributing factors to our cash provided by operations for fiscal 2023 were a consolidated net loss of $104,902, noncash charges of $66,367 for goodwill impairment loss, $54,717 for depreciation and amortization, $7,844 for stock compensation expense, $6,284 of non-cash interest and accretion expense, and $16,956 for changes in operating assets and liabilities, partially offset by a $25,810 decrease in deferred taxes. Refer to the Statements of Cash Flows within Item 8 of this Report for further details of net operating cash flows.
Net cash used in investing activities was $16,832 for the fiscal year ended September 30, 2024 compared to net cash used in investing activities of $28,755 for the fiscal year ended September 30, 2023.
Our cash used in investing activities during fiscal 2024 was primarily related to capital expenditures of $22,310, partially offset by proceeds from sale of property and equipment of $5,478. The capital expenditures reflect investments in completing our DSA capacity expansions, infrastructure improvements in NHP facilities, renovations in the U.K. in order to complete the expansion of Hillcrest for new customer contracts and the consolidation of Blackthorn, enhancements in laboratory technology, and improvements for animal welfare. The proceeds from sales of property and equipment predominantly relate to the sales of our facilities in Blackthorn, U.K., Gannat, France, Spain and Cumberland, Virginia.
Our cash used in investing activities of $28,755 during fiscal 2023 was primarily related to capital expenditures of $27,503. Capital expenditures in fiscal 2023 for the DSA segment primarily related to infrastructure, equipment and facility upgrades to provide expanded capacity for our Boulder and Fort Collins facilities and the buildout of our new Rockville facility to support biotherapeutics and genetic toxicology growth. Further, we made significant investments in upgrading facilities and equipment across the facilities that serve the RMS segment in order to implement site optimizations and enhance animal welfare.
Net cash provided by financing activities was $9,675 during the fiscal year ended September 30, 2024 compared to $15,872 during the fiscal year ended September 30, 2023. Contributing factors to financing activities for fiscal 2024 primarily included issuance of Second Lien Notes of $17,000 and borrowings on the revolving loan facility of $12,000, partially offset by payments on the revolving credit facility of $12,000, payments on senior term notes and delayed draw term loans of $3,454 and other financing activities of $3,871. Contributing factors to financing activities for fiscal 2023 primarily included $35,000 of borrowings on delayed draw term loans and $6,000 of borrowings on the revolving loan facility, partially offset by $21,000 of payments on the revolving credit facility, $2,070 of payments on senior term notes and delayed draw term loans and $2,058 of other financing activities.
Inflation
We do not believe that inflation has had a material adverse effect on our business, operations or financial condition.
Capital Resources
Long term debt as of September 30, 2024 and September 30, 2023 is detailed in the table below.

	September 30, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$376	$602
Seller Note – Preclinical Research Services	464	541
Seller Payable - Orient BioResource Center	3,700	3,649
Seller Note – Histion (Related party)	84	229
Seller Note – Protypia (Related party)	—	400
Economic Injury Disaster Loan	—	140
Second Lien Notes	17,846	—
Convertible Senior Notes	109,979	110,651
Term Loan Facility, DDTL and Incremental Term Loans	272,840	272,930
Total debt before unamortized debt issuance costs	$405,289	$389,142
Less: Debt issuance costs not amortized	(11,950)	(11,397)
Total debt, net of unamortized debt issuance costs	$393,339	$377,745
Less: Current portion	(3,538)	(7,950)
Total Long-term debt	$389,801	$369,795
Refer to Note 7 – Debt to our consolidated financial statements contained in Part II, Item 8 for the combined aggregate amount of maturities over the next five years.
Revolving Credit Facility
As of September 30, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and payments on the revolving credit facility during the twelve months ended September 30, 2024 and 2023.
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

On August 7, 2024 and September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth and Seventh Amendments, respectively, to the Credit Agreement. The Sixth and Seventh Amendments waived the financial covenant tests under the Credit Agreement for the fiscal quarter ended June 30, 2024 through the fiscal quarter ending March 31, 2025. Additionally, the Seventh Amendment permitted the issuance of the Second Lien Notes. Refer below for further information related to these amendments.
On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment and the Company and the Subsidiary Guarantors entered into the Purchase Agreement (as defined below), with certain investors named therein (the “Purchasers”). Pursuant to these agreements, the Purchasers acquired $22,000 in aggregate principal amount of Second Lien Notes due 2027 from the Company and warrants to purchase 3,946,250 shares of the Company’s common shares (such warrants, the “Warrants” and such common shares, the “Common Shares”) for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of $8,333 of the Notes issued pursuant to the Convertible Bond Indenture (as defined below). Additionally, pursuant to the Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of Second Lien Notes and additional warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent.
In connection with these transactions, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement on the same date, such that the aggregate principal amount of Notes that remains outstanding is $131,667, which resulted in a gain on extinguishment of $1,860. The gain on extinguishment of debt is presented in Other income.
Term Loan Facility, DDTL and Incremental Term Loans
Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Twelve Months Ended September 30,
	2024	2023
Effective interest rates:
Term Loan	11.39%	10.41%
Initial DDTL	11.37%	10.41%
Additional DDTL	11.50%	10.57%
Credit Agreement
On November 5, 2021, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.
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
The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.
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
Third Amendment to Credit Agreement
On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ended March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):
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
Fourth Amendment to Credit Agreement
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to above for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
Fifth Amendment to Credit Agreement
On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to above for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fifth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Sixth Amendment to Credit Agreement
On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waived the financial covenant tests set out under the Credit Agreement for the fiscal quarter ended June 30, 2024, established a new weekly liquidity reporting requirement to the lenders, and established a new minimum weekly liquidity requirement of $7,000 for each of the weeks ended August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for each of the weeks ended October 11, 2024, October 18, 2024 and October 25, 2024 and $10,000 for each other week thereafter.
Seventh Amendment to Credit Agreement
On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new financial covenant tests for the fiscal quarters starting June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.
Second Lien Notes
Purchase Agreement
The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with the Purchasers, pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and Warrants to purchase 3,946,250 Common Shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional Warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.
Second Lien Indenture
The Second Lien Notes were issued pursuant to an indenture (the “Second Lien Indenture”), dated as of September 13, 2024, by and between the Company, the Subsidiary Guarantors and U.S. Bank Trust Company, National Association, as trustee (the “Second Lien Trustee”). The Second Lien Notes are the Company’s senior secured second lien obligations and are secured by substantially all of the Company’s and its subsidiaries’ assets, and are guaranteed on a senior secured second lien basis by the Subsidiary Guarantors.
Interest on the Second Lien Notes is payable in kind. The Second Lien Notes accrue interest at a rate of 15.00% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, with the initial payment on December 31, 2024. The Second Lien Notes will mature on February 4, 2027, unless earlier repurchased or redeemed.
The Second Lien Notes will be redeemable, in whole or in part, at the Company’s option at any time on or prior to March 13, 2026, at a cash redemption price equal to 100.00% of the principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, plus a make-whole premium, as further described in the Second Lien Indenture. The Second Lien Notes may be redeemed on or after March 14, 2026 through and including September 13, 2026, at a redemption price of 102.00% of the principal amount of the Second Lien Notes to be redeemed and (ii) on and after

September 14, 2026, at a redemption price of 100.00% of the principal amount of the Second Lien Notes to be redeemed, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Second Lien Indenture contains covenants restricting the Company’s and its subsidiaries’ ability to incur indebtedness, incur liens, make investments, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The Second Lien Indenture requires the Company to add future assets to the collateral under the Security Agreement (as defined below) and to add future subsidiaries as guarantors under the Security Agreement.
The Second Lien Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Second Lien Indenture), which include, among others, the following: (i) certain payment defaults on the Second Lien Notes (which, in the case of a default in the payment of interest on the Second Lien Notes, will be subject to a 30-day cure period); (ii) a default by the Company in its obligations or agreements under the Second Lien Indenture or the Second Lien Notes if such default is not cured or waived within certain grace periods; (iii) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $8,625 during the Amendment Relief Period (as defined in the Second Lien Indenture) or of at least $17,250 thereafter; (iv) certain defaults by the Company or any of its subsidiaries with respect to the Credit Agreement; (v) subject to certain exceptions, the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $8,625 during the Amendment Relief Period or of at least $17,250 thereafter, where such judgments are not discharged or stayed within 90 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vi) the occurrence of certain ERISA events; (vii) the loss of material security interests and liens and guarantees, subject to certain exceptions; (viii) certain payment defaults in excess of $11,500 owned by the Company or any of its subsidiaries under the 2024 Settlement (as defined in the Second Lien Indenture) and other failures to perform any term, covenant, condition or agreement contained in the 2024 Settlement that is capable of being cured and that is not cured within 30 days after receipt by the Company or any of its subsidiaries of written notice of such failure; (ix) any note Document (as defined in the Second Lien Indenture) or material provision thereof being declared null and void by a court of competent jurisdiction and (x) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Second Lien Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Second Lien Trustee, by notice to the Company, or noteholders of at least 30.00% of the aggregate principal amount of Second Lien Notes then outstanding, by notice to the Company and the Second Lien Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Second Lien Notes then outstanding to be due and payable immediately.
Security Agreement
On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with the U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.
Convertible Senior Notes
On September 27, 2021, the Company issued $140,000 principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Convertible Bond Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.

In connection with the Purchase Agreement, the aggregate principal amount of the Notes was reduced by $8,333. The outstanding aggregate principal amount of the Notes as of September 30, 2024 was $131,667.
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
The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per $1 principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Bond Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
As of September 30, 2024 and September 30, 2023, there were $3,031 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the twelve months ended September 30, 2024, the total interest expense was $11,745, including coupon interest expense of $4,529, accretion expense of $6,270, and the amortization of debt discount and issuance costs of $946. During the twelve months ended September 30, 2023, the total interest expense was $11,089, including coupon interest expense of $4,515, accretion expense of $5,686, and the amortization of debt discount and issuance costs of $888.
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
If certain corporate events that constitute a “Fundamental Change” (as defined in the Convertible Bond Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common shares.
The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Bond Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Convertible Bond Indenture within specified periods of time; (iii) the failure by the Company or the Guarantor to comply with certain covenants in the Convertible Bond Indenture relating to the ability of the Company or the Guarantor to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company or the Guarantor, as applicable, and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company or the Guarantor in its other obligations or agreements under the Convertible Bond Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Bond Indenture; (v) certain defaults by the Company, the Guarantor or any of their respective subsidiaries with respect to indebtedness for borrowed money of at least $20,000; (vi) the rendering of certain judgments against the Company, the Guarantor or any of their respective subsidiaries for the payment of at least $20,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vii) certain events of bankruptcy, insolvency and reorganization involving the Company, the Guarantor or any of their respective significant subsidiaries; and (viii) the guarantee of the Notes ceases to be in full force and effect (except as permitted by the Convertible Bond Indenture) or the Guarantor denies or disaffirms its obligations under its guarantee of the Notes.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25.00% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Convertible Bond Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
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
Acquisition-related Debt (Seller Notes)
In addition to the indebtedness described above, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein. Each of these notes is subordinated to the indebtedness under the Credit Agreement.
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
As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable (the "Seller Payable") owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. Neither the first nor the second amendment to the Seller Payable affected the rights and remedies of any party under the stock purchase agreement, nor did either alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026.

As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bore interest at a rate of 4.50% per annum, with monthly interest payments, as well as principal payments on July 7, 2023 and on the maturity date, January 7, 2024. These notes were paid in full on January 7, 2024.
Critical Accounting Policies and Significant Judgments and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States (U.S.). The preparation of these financial statements requires us to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses during the reported periods and related disclosures. These estimates and assumptions are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on our historical experience, trends in the industry, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.
We believe that the application of our accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements contained in Part II, Item 8 – Financial Statements in this Annual Report on Form 10-K.
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 - Goodwill and Intangible Assets to our consolidated financial statements contained in Part II, Item 8 for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2023.
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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of September 30, 2024, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at September 30, 2024, assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our cash balance as of September 30, 2024 by approximately $0.6 million and our revenue for the twelve months ended September 30, 2024 by approximately $7.2 million.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Inotiv, Inc. (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 4, 2024 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered negative operating cash flows, operating losses and net losses, absent recent amendments would not have complied with certain covenants of loan agreements with banks and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue recognition for Over Time Service Contracts

Description of the matter
For the year ended September 30, 2024, the Company recorded service revenue of $219.7 million. As described in Note 2 to the consolidated financial statements, the Company derives a portion of its revenues from service revenue contracts which include fixed fee arrangements. Certain of these service revenue contracts are recognized over time (“Over Time Service Contracts”) using the input method based on the ratio of direct costs incurred to date under the contract to total estimated direct costs expected to be incurred to complete the contract.

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

December 4, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Inotiv, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Inotiv, Inc.’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Inotiv, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to:

a) the design and operating effectiveness of controls over information technology general controls (ITGCs) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2024, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures; and

b) the design and operating effectiveness of components of the COSO framework to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2024.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 4, 2024, which expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana

December 4, 2024

INOTIV, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	As of September 30,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$21,432	$35,492
Trade receivables and contract assets, net of allowances for credit losses of $6,931 and $7,446, respectively	73,560	87,383
Inventories, net	18,173	56,102
Prepaid expenses and other current assets	50,248	33,408
Assets held for sale	—	1,418
Total current assets	163,413	213,803

Property and equipment, net	188,328	191,068
Operating lease right-of-use assets, net	49,165	38,866
Goodwill	94,286	94,286
Other intangible assets, net	274,396	308,428
Other assets	11,773	10,079
Total assets	$781,361	$856,530

Liabilities, shareholders' equity and noncontrolling interest
Current liabilities:
Accounts payable	$33,526	$32,564
Accrued expenses and other liabilities	28,218	25,776
Fees invoiced in advance	41,986	55,622
Current portion of long-term operating lease	11,774	10,282
Current portion of long-term debt	3,538	7,950
Total current liabilities	119,042	132,194
Long-term operating leases, net	40,010	29,614
Long-term debt, less current portion, net of debt issuance costs	389,801	369,795
Other long-term liabilities	34,963	6,373
Deferred tax liabilities, net	27,041	50,064
Total liabilities	610,857	588,040

Contingencies (Note 16)

Shareholders’ equity and noncontrolling interest:
Common shares, no par value:
Authorized 74,000,000 shares at September 30, 2024 and September 30, 2023; 26,015,129 issued and outstanding at September 30, 2024 and 25,777,169 at September 30, 2023	6,466	6,406
Additional paid-in capital	724,789	715,696
Accumulated deficit	(562,163)	(453,278)
Accumulated other comprehensive income	1,412	330
Total equity attributable to common shareholders	170,504	269,154
Noncontrolling interest	—	(664)
Total shareholders’ equity and noncontrolling interest	170,504	268,490
Total liabilities and shareholders’ equity and noncontrolling interest	$781,361	$856,530
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Years Ended September 30,
	2024	2023
Service revenue	$219,663	$223,813
Product revenue	271,076	348,612
Total revenue	$490,739	$572,425
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	157,826	147,819
Cost of products sold (excluding depreciation and amortization of intangible assets)	221,742	242,664
Selling	20,883	19,075
General and administrative	77,034	104,706
Depreciation and amortization of intangible assets	57,118	54,717
Other operating expense	42,542	18,537
Goodwill impairment loss	—	66,367
Operating loss	$(86,406)	$(81,460)
Other (expense) income:
Interest expense	(46,884)	(43,019)
Other income	2,530	237
Loss before income taxes	$(130,760)	$(124,242)
Income tax benefit	21,875	19,340
Consolidated net loss	$(108,885)	$(104,902)
Less: Net (loss) income attributable to noncontrolling interests	(440)	238
Net loss attributable to common shareholders	$(108,445)	$(105,140)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(4.19)	$(4.10)
Diluted	$(4.19)	$(4.10)

Weighted-average number of common shares outstanding:
Basic	25,897	25,641
Diluted	25,897	25,641
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Years Ended September 30,
	2024	2023
Consolidated net loss	$(108,885)	$(104,902)
Foreign currency translation	965	4,940
Cumulative currency translation realized through sale of subsidiary	—	762
Defined benefit plans:
Actuarial loss, net of tax	—	(28)
Other	188	(219)
Foreign currency translation	(71)	375
Other comprehensive income, net of tax	1,082	5,830
Consolidated comprehensive loss	(107,803)	(99,072)
Less: Comprehensive income (loss) attributable to non-controlling interests	(440)	238
Comprehensive loss attributable to common stockholders	$(107,363)	$(99,310)
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except number of shares)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive (Loss) Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2022	25,598,289	$6,362	$707,787	$(348,277)	$(5,500)	$(606)	$359,766
Consolidated net loss	—	—	—	(104,902)	—	(238)	(105,140)
Noncontrolling interest	—	—	—	—	—	(292)	(292)
Issuance of stock under employee stock plans	178,880	44	65	—	—	—	109
Stock based compensation	—	—	7,844	—	—	—	7,844
Actuarial loss (net of tax)	—	—	—	—	(28)	—	(28)
Foreign currency translation adjustment	—	—	—	—	5,315	—	5,315
Cumulative currency translation realized through sale of subsidiary	—	—	—	—	762	—	762
Other	—	—	—	(99)	(219)	472	154
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net loss	—	—	—	(108,885)	—	440	(108,445)
Noncontrolling interest	—	—	(2,309)	—	—	224	(2,085)
Issuance of stock under employee stock plans	237,960	60	(49)	—	—	—	11
Stock based compensation	—	—	6,740	—	—	—	6,740
Pension cost amortization	—	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	—	894	—	894
Warrants issued in connection with Purchase Agreement	—	—	4,768	—	—	—	4,768
Other	—	—	(57)	—	—	—	(57)
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$—	$170,504
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Years Ended September 30
	2024	2023
Operating activities:
Consolidated net loss	$(108,885)	$(104,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization	57,118	54,717
Employee stock compensation expense	6,740	7,844
Changes in deferred taxes	(23,251)	(25,810)
Provision for expected credit losses	58	1,273
Amortization of debt issuance costs and original issue discount	3,745	3,182
Noncash interest and accretion expense	7,378	6,284
Other non-cash operating activities	(452)	1,972
Gain on debt extinguishment	(1,860)	—
Goodwill impairment loss	—	66,367
Changes in operating assets and liabilities:
Trade receivables and contract assets	14,168	9,550
Inventories	38,210	14,011
Prepaid expenses and other current assets	(16,357)	11,249
Operating lease right-of-use assets and liabilities, net	1,589	884
Accounts payable	613	5,963
Accrued expenses and other liabilities	2,158	(8,339)
Fees invoiced in advance	(14,339)	(12,907)
Other asset and liabilities, net	26,562	(3,455)
Net cash (used in) provided by operating activities	(6,805)	27,883

Investing activities:
Capital expenditures	(22,310)	(27,503)
Proceeds from sale of property and equipment	5,478	1,115
Cash paid for other investing activities	—	(2,367)
Net cash used in investing activities	(16,832)	(28,755)

Financing activities:
Payments on revolving credit facility	(12,000)	(21,000)
Payments on senior term notes and delayed draw term loans	(3,454)	(2,070)
Borrowings on revolving loan facility	12,000	6,000
Issuance of second lien notes	17,000	—
Borrowings on delayed draw term loans	—	35,000
Other financing activities, net	(3,871)	(2,058)
Net cash provided by financing activities	9,675	15,872

Effect of exchange rate changes on cash and cash equivalents	(98)	1,512

Net (decrease) increase in cash and cash equivalents	(14,060)	16,512
Cash and cash equivalents at beginning of period	35,492	18,980
Cash and cash equivalents at end of period	$21,432	$35,492

Noncash financing activity:
Non-cash debt issuance costs	$3,512	$1,363

Supplemental disclosure of cash flow information:
Cash paid for interest	$36,138	$35,459
Income taxes paid, net	$1,843	$7,146
The accompanying notes are an integral part of the consolidated financial statements.

INOTIV, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts, unless otherwise indicated)
1.    DESCRIPTION OF THE BUSINESS
Inotiv, Inc. and its subsidiaries (“we,” “our,” “us,” "the Company,” “Inotiv”) began operating in 1975 as Bioanalytical Systems, Inc. Bioanalytical Systems, Inc. was incorporated in 1974 and we completed our initial public offering in 2000. On March 18, 2021, the Company filed Articles of Amendment to the Company’s Second Amended and Restated Articles of Incorporation, as amended, and amended its Second Amended and Restated Bylaws, as amended, to reflect a corporate name change from Bioanalytical Systems, Inc. to Inotiv, Inc. Our stock is traded on the Nasdaq Stock Market LLC under the symbol “NOTV.” We are headquartered in West Lafayette, Indiana. Our headquarters mailing address is 2701 Kent Avenue, West Lafayette, Indiana, 47906, and the telephone number at that location is (765) 463-4527. Our Internet site is www.inotiv.com. The information contained on our website is not a part of this Report and is not incorporated by reference herein.

Operational Update

The most significant challenge we faced financially during the fiscal years ended September 30, 2024 and 2023 has been the volatility of sales volumes and margins in our RMS segment, and more specifically, for our NHPs. The preclinical research industry has faced challenges and volatility resulting from the U.S. Attorney’s Office criminally charging a Cambodian government official on alleged charges of conspiracy to illegally import NHPs into the U.S., and the subsequent decline in imports of Cambodian NHPs to the U.S. beginning in late 2022, which the Company has previously disclosed. NHP imports into the U.S. for drug discovery significantly declined from 2022 to 2023. The decrease in overall NHP supply drove an increase in NHP pricing in fiscal 2023. During fiscal 2024, both the cost of obtaining and the sale price of NHPs decreased, which typically result in reduced margins. However, we still have some higher cost NHPs in inventory to sell. Further, we believe that during fiscal 2024 some NHP customers were and may still be working towards reducing some owned inventory and aligning their NHP purchases more closely with their immediate needs rather than purchasing historical levels of NHPs. We also believe the decreased U.S. NHP supply caused some studies to be shifted outside of the U.S. The continued limited supply of NHPs able to be imported into the U.S. has added to the strain of managing the timing of procuring NHPs and delivering NHPs to clients within their required timelines. During fiscal 2024, the sale price of our NHPs decreased in addition to the cost of acquiring them. RMS revenue decreased $76,712 from fiscal 2023 to fiscal 2024, which was primarily driven by a $60,399 decrease in revenue related to NHPs and a decrease in revenue related to the Company’s Israeli businesses (which the Company sold in August of 2023). For fiscal 2024, the reduction in NHP product and service revenues adversely affected our business, financial condition and results of operations.

Although Cambodia has remained closed as a source through fiscal 2024, we have identified and extensively audited multiple additional sources of purpose-bred animals that can be made available for life-saving medical research. While the available supply does not account for the total volume that was previously imported from Cambodia, the additional sources have allowed us to diversify our sourcing of NHPs outside of Cambodia and to satisfy demand at our DSA business segment and to our RMS clients. Further, we believe that we have identified the appropriate supply of NHPs to meet forecasted demand for fiscal 2025. In addition, we have developed, and sourced, novel genetic testing techniques to further bolster our auditing capabilities to determine whether the animals we import are purpose-bred, and we are assessing the ability to introduce these techniques into our supply chain.

Although biotechnology funding in the market increased in the first nine months of calendar 2024, we believe that the reduced biotechnology funding in the market during 2022 and 2023 has continued to influence our clients' spending patterns for early-stage research and development. Additionally, we believe the funding allocation in the market among large biopharmaceutical companies and small to mid-size biotechnology companies, as well as current and expected interest rates, are tempering the speed of the recovery of the discovery services market.
2.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity and Going Concern
The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
For the fiscal year ended September 30, 2024, the Company had negative operating cash flows, operating losses and net losses. As of September 30, 2024, the Company has cash and cash equivalents of $21,432 and access to a $15,000 revolver, which had a $0 balance outstanding as of September 30, 2024. The fiscal 2024 results, in large part, were due to the difficulties in managing the constrained global supply and the shift in NHP demand in fiscal 2024, as discussed in the Operational Update above. Absent the Fifth, Sixth and Seventh Amendments to our Credit Agreement, the Company would not have complied with its financial covenants under the Credit Agreement for the March 31, 2024, June 30, 2024 and September 30, 2024 testing dates, respectively. If the Company's results of operations in the twelve months following the date of this report do not improve relative to fiscal 2024 results, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement.
If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from such trustees or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes in the next twelve months. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.
On September 13, 2024, the Company, certain of its subsidiaries (the “Subsidiary Guarantors”) and the lenders party thereto entered into a Seventh Amendments) to the Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, including by the Seventh Amendment, the “Credit Agreement”). The Seventh Amendment, among other changes, permits the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, makes certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increases the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment includes the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the Closing Date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waives the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and establishes new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also caps the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and establishes a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders.
Further, on September 13, 2024, certain investors (the “Purchasers”) agreed to acquire $22,000 principal amount of the Second Lien Notes and warrants to purchase 3,946,250 of the Company’s common shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Notes. In connection with this transaction, the Company issued to the structuring agent $550 principal amount of Second Lien Notes and warrants to purchase 200,000 of the Company's common shares as compensation for its services as structuring agent.
Additionally, the Company experienced improvements in revenue and operating results in the fourth fiscal quarter of 2024 as compared to the second and third fiscal quarters of 2024.
Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Management has developed our fiscal 2025 annual operating plan in which we plan to continue our efforts to optimize our capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to our NHP-related product and service revenue, including pre-selling fiscal 2025 NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.
Management's fiscal 2025 annual operating plan forecasts compliance with its recently updated financial covenants pursuant to the Seventh Amendment to the Credit Agreement. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
During December 2023, the Company entered into a transition services agreement with Vanguard Supply Chain Solutions LLC, one of the Company's transportation providers, to enable the in-house integration of Inotiv’s North American transportation operations. Following this transaction, Inotiv was no longer required to consolidate this entity. The variable interest entity has not materially impacted our net assets or net loss. The Company successfully completed the in-house integration of its North American transportation operations during the second fiscal quarter of 2024.
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
Comprehensive loss is comprised of consolidated net loss plus the change in the cumulative translation adjustment equity account and the adjustments, net of tax, for the current year actuarial gains (losses) and prior service costs in connection with the Company’s defined benefit plan.
Transactions in currencies other than the functional currency of each entity are recorded at the rates of exchange at the date of the transaction. Monetary assets and liabilities in currencies other than the functional currency are translated at the rates of exchange at the balance sheet date and the related transaction gains and losses are reported in the consolidated statements of operations, in operating income (loss). The Company records gains and losses from re-measuring intercompany loans in other income (expense) in the consolidated statement of operations. Translation adjustments are excluded from the determination of net income (loss) and are recorded as a separate component of equity within accumulated other comprehensive loss in the consolidated financial statements. Foreign exchange (gains) losses recorded in other income (expense) on the statements of operations for the fiscal years ended September 30, 2024 and 2023 were $(831) and $1,682, respectively.

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. In the consolidated statements of operations, depreciation expense has been combined with amortization of intangible assets. Within the operating activities section of the statements of cash flows, non-cash restructuring costs and non-cash amortization of inventory fair value step-up have been combined with and presented as other non-cash operating activities. Within the financing activities section of the statement of cash flows, the payments of debt issuance costs, the payments on promissory notes and the proceeds from exercise of stock options are combined into other financing activities, net. Finally, certain reclassifications have been made within the presentation of the components of deferred tax assets and liabilities and the reconciliation of the effective income tax rate within Note 15 - Income Taxes. These reclassifications had no effect on the reported results of operations.
Segment Reporting
The Company reports its results in two reportable segments: Discovery and Safety Assessment ("DSA") and Research Models and Services ("RMS").
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
Through our RMS segment, we offer access to a wide range of small and large purpose-bred animal research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas, in addition to diet and bedding. We provide deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which can reduce nonclinical lead times and provide enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.
Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") requires that the Company make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, judgments, and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.
Newly Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker ("CODM"). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
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
During the fiscal year ended September 30, 2024, one client related to the RMS segment accounted for 15.9% of total revenue. During the fiscal year ended September 30, 2023, one client related to the RMS segment accounted for 22.0% of total revenue. During the fiscal year ended September 30, 2024, the spend for one vendor accounted for 11.9% of the sum of cost of services (excluding depreciation and amortization of intangible assets) and cost of products (excluding depreciation and amortization of intangible assets). During the fiscal year ended September 30, 2023, no vendor spend accounted for greater than 10.0% of the sum of cost of services (excluding depreciation and amortization of intangible assets) and cost of products (excluding depreciation and amortization of intangible assets).
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
When the Company disposes of property and equipment, it removes the associated cost and accumulated depreciation from the related accounts on its consolidated balance sheets and includes any resulting gain or loss recorded in other (expense) income, net in the accompanying consolidated statements of income.
The Company generally depreciates the cost of its property and equipment using the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Estimated Useful Lives (in Years)
Land	Indefinite
Land improvements	5 - 20
Buildings and building improvements	10 - 40
Machinery and equipment	3 - 10
Furniture and fixtures	7 - 10
Computer hardware and software	3 - 5
Vehicles	5
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
The Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the Company elects this option and believes, as a result of the qualitative assessment, that it is more-likely-than-not that the carrying value of goodwill is not recoverable, the quantitative impairment test is required; otherwise, no further testing is required. Alternatively, the Company may elect to not first assess qualitative factors and immediately perform the quantitative impairment test. In the quantitative test, the Company compares the fair value of its reporting units to their carrying values. The estimated cash flows used to determine the fair value of the reporting units used in the impairment test requires significant judgment with respect to revenue growth, EBITDA margin, and weighted average cost of capital. If the carrying values of the net assets assigned to the reporting units exceed the fair values of the reporting units an impairment loss equal to the difference would be recorded. See Note 6 - Goodwill and Intangible Assets for further discussion related to goodwill impairment charges during the fiscal year ended September 30, 2023.
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
In addition to rent, the leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. These adjustments are treated as variable lease payments and recognized in the period in which the obligation for these payments was incurred. Only when lease components and their associated non-lease components are fixed are they accounted for as a single lease component and recognized as part of a right-of-use asset and liability.
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
Fees invoiced in advance include payments received in advance of the incurrence of cost toward a contract with a client and client prepayments, which are typically used to secure supply of certain animal models and to provide early payment for data or safety assessment services until earned and classified within fees invoiced in advance on the consolidated balance sheets. The fees invoiced in advance are typically credited against sales invoices when products are sold or as services are completed.
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
Pension Costs
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

Translation of Foreign Currencies
For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of the Company’s foreign operations into U.S. dollars are excluded from the determination of net income (loss) and are recorded in accumulated other comprehensive loss, a separate component of equity.
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
The following table provides information about contract assets (trade receivables and unbilled revenue, excluding allowances for credit losses), and fees invoiced in advance (client deposits and deferred revenue):

	Balance at September 30, 2024	Balance at September 30, 2023
Contract Assets: Trade receivables	$65,867	$77,618
Contract Assets: Unbilled revenue	14,624	17,211
Contract liabilities: Client deposits	24,898	36,689
Contract liabilities: Deferred revenue	17,088	18,933

When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $10,399 and $10,220 of unpaid advanced client billings from both client receivables and deferred revenue as of September 30, 2024 and September 30, 2023, respectively.

The Company expects approximately 80% of deferred revenue to be recognized as revenue in fiscal year 2025 and the remainder to be recognized thereafter during the remaining contract term.
Changes in the contract asset and the contract liability balances during the twelve months ended September 30, 2024 include the following:
•A change in the time frame for a right for consideration to become unconditional – Approximately 89% of unbilled revenue as of September 30, 2023, was billed during fiscal year 2024.

•A change in the time frame for a performance obligation to be satisfied – Approximately 75% of contract liabilities as of September 30, 2023, were recognized as revenue during fiscal year 2024.
Allowance for Credit Losses
The Company’s allowance for credit losses was $6,931 and $7,446 at September 30, 2024 and 2023, respectively. A summary of activity in our allowance for credit losses is as follows:

	Fiscal Years Ended September 30,
	2024	2023
Opening balance	$7,446	$6,268
Charged to expense	58	1,271
Uncollectible invoices written off	(823)	(107)
Amounts collected	250	14
Ending balance	$6,931	$7,446
5.    SEGMENT AND GEOGRAPHIC INFORMATION
We have two reportable segments: DSA and RMS, as disclosed in the segment reporting policy within Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.
Segment Information
Revenue and other financial information by segment for the fiscal years ended September 30, 2024 and September 30, 2023 are as follows:
During the fiscal years ended September 30, 2024 and September 30, 2023, the RMS segment recognized intersegment revenue of $8,006 and $8,793, respectively, related to sales to the DSA segment. The following table presents revenue and other financial information by reportable segment for the fiscal years ended September 30, 2024 and 2023:

	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023
Revenue
DSA:
Service revenue	$175,142	$180,348
Product revenue	4,974	4,742
RMS:
Service revenue	44,521	43,465
Product revenue	266,102	343,870
	$490,739	$572,425

Operating Income (Loss)
DSA	$8,699	$15,246
RMS	(31,929)	(24,904)
Unallocated Corporate	(63,176)	(71,802)
	$(86,406)	$(81,460)

Interest expense	(46,884)	(43,019)
Other income	2,530	237
Loss before income taxes	$(130,760)	$(124,242)

	Fiscal Year Ended September 30, 2024	Fiscal Year Ended September 30, 2023
Depreciation and amortization:
DSA	$17,865	$16,371
RMS	38,614	38,288
Unallocated Corporate	639	58
	$57,118	$54,717

Capital expenditures:
DSA	$5,679	$13,314
RMS	16,631	14,189
	$22,310	$27,503
As a result of the application of ASC 805 for the Envigo and OBRC acquisitions, we recognized $351 and $679 of amortization of inventory step-up during the fiscal years ended September 30, 2024 and September 30, 2023, respectively, which were reflected in the RMS reportable segment.
During the fiscal years ended September 30, 2024 and 2023, we recognized goodwill impairment charges of $0 and $66,367, respectively, which were reflected in the RMS reportable segment. Refer to Note 6 - Goodwill and Intangible Assets for further discussion of the goodwill impairment charge in fiscal year 2023.
During the fiscal years ended September 30, 2024 and 2023, we recognized $6,740 and $7,844, respectively, of non-cash stock-based compensation expense, which were reflected in unallocated corporate expenses. Other unallocated corporate operating expenses include compensation and other employee-related expenses, certain external professional fees, insurance, information technology-related fees and acquisition and integration costs.
The following represents total assets by segment:

	As of September 30,	As of September 30,
	2024	2023
DSA	$267,576	$304,015
RMS	513,785	552,515
	$781,361	$856,530
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Twelve months ended September 30, 2024	Twelve months ended September 30, 2023
United States	$419,104	$482,630
Netherlands	44,694	54,088
Other	26,941	35,707
	$490,739	$572,425

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	As of September 30,	As of September 30,
	2024	2023
United States	$167,772	$178,021
Netherlands	7,159	6,656
Other	13,397	6,391
	$188,328	$191,068

6.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The following table provides a rollforward of the Company’s goodwill for the fiscal years ended September 30, 2024 and 2023:

Balance as of October 1, 2022	$157,825
Acquisitions - DSA[1]	2,828
Impairment - RMS	(66,367)
Balance as of September 30, 2023²	$94,286
Acquisitions - DSA	—
Impairment - RMS	—
Balance as of September 30, 2024[2,3]	$94,286
1Goodwill for DSA acquisitions relates to measurement period adjustments during fiscal 2023 related to the fiscal 2022 acquisitions, as disclosed in Note 3 - Business Combinations.
2The accumulated impairment loss for the RMS segment was $302,220 at each of September 30, 2024 and September 30, 2023.
3All remaining goodwill relates to the DSA segment..

Fiscal Year 2024

There was no change in goodwill during fiscal year 2024.

Fiscal Year 2023

The change in goodwill during fiscal year 2023 related primarily to measurement period adjustments in the DSA segment from the acquisition of Protypia, offset by goodwill impairment related to the RMS reporting unit (which is reported within the RMS segment).

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

Intangible Assets
The following table displays intangible assets, net by major class:

	September 30, 2024
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$317,672	$(82,683)	$234,989
Intellectual property	56,442	(18,718)	37,724
Other	4,837	(3,154)	1,683
	$378,951	$(104,555)	$274,396

	September 30, 2023
	Carrying Amount, Gross	Accumulated Amortization	Carrying Amount, Net
Customer relationships	$316,820	$(54,711)	$262,109
Intellectual property	56,337	(12,234)	44,103
Other	4,837	(2,621)	2,216
	$377,994	$(69,566)	$308,428
The decrease in intangible assets, net during fiscal years 2024 and 2023 related primarily to the amortization of all intangible assets, partially offset by foreign exchange rate impact.
Amortization expense of definite-lived intangible assets for fiscal years ended 2024 and 2023 was $34,790 and $34,681, respectively. As of September 30, 2024, estimated amortization of intangible assets for each of the next five fiscal years and in the aggregate thereafter is expected to be as follows:

	RUL[1] (in years)	2025	2026	2027	2028	2029	Thereafter	Totals
Customer relationships	9.0	$27,842	$27,780	$27,595	$27,461	$26,324	$97,987	$234,989
Intellectual property	5.9	6,459	6,459	6,459	6,459	6,459	5,429	37,724
Other	6.2	524	367	124	109	109	450	1,683
Total	8.4	$34,825	$34,606	$34,178	$34,029	$32,892	$103,866	$274,396
1RUL (in years) represents the weighted average remaining useful life

7.    DEBT
Long term debt as of September 30, 2024 and September 30, 2023 is detailed in the table below.

	September 30, 2024	September 30, 2023
Seller Note – Bolder BioPath (Related party)	$376	$602
Seller Note – Preclinical Research Services	464	541
Seller Payable - Orient BioResource Center	3,700	3,649
Seller Note – Histion (Related party)	84	229
Seller Note – Protypia (Related party)	—	400
Economic Injury Disaster Loan	—	140
Second Lien Notes	17,846	—
Convertible Senior Notes	109,979	110,651
Term Loan Facility, DDTL and Incremental Term Loans	272,840	272,930
Total debt before unamortized debt issuance costs	$405,289	$389,142
Less: Debt issuance costs not amortized	(11,950)	(11,397)
Total debt, net of unamortized debt issuance costs	$393,339	$377,745
Less: Current portion	(3,538)	(7,950)
Total Long-term debt	$389,801	$369,795
The following table summarizes the amount of maturities of our total debt for each of the next five fiscal years and thereafter:

	2025	2026	2027	2028	2029	Thereafter	Total
Debt	$3,538	$6,614	$285,158	$109,979	$—	$—	$405,289
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
On August 7, 2024 and September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth and Seventh Amendments, respectively, to the Credit Agreement. The Sixth and Seventh Amendments waived the financial covenant tests under the Credit Agreement for the fiscal quarter ended June 30, 2024 through the fiscal quarter ending March 31, 2025. Additionally, the Seventh Amendment permitted the issuance of the Second Lien Notes. Refer below for further information related to these amendments.
On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment and the Company and the Subsidiary Guarantors entered into the Purchase Agreement (as defined below), with the Purchasers. Pursuant to these agreements, the Purchasers acquired $22,000 in aggregate principal amount of Second Lien Notes from the Company ("Purchaser's Second Lien Notes") and warrants to purchase 3,946,250 shares of the Company’s common shares (such warrants, the “Warrants” and such common shares, the “Common Shares”) for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of $8,333 of the Notes issued pursuant to the Convertible Bond Indenture (as defined below). Additionally, pursuant to the Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of Second Lien Notes and additional warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent.
In connection with these transactions, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement on the same date, such that the aggregate principal amount of Notes that remains outstanding is $131,667, which resulted in a gain on extinguishment of $1,860. The gain on extinguishment of debt is presented in Other income.
Fair Value
Non-recurring
The Purchaser's Second Lien Notes and the Warrants were initially recorded based upon their respective relative fair values of the $22,000 aggregate principal of the Purchaser's Second Lien Notes. The assigned fair values were $17,232 for the Purchaser's Second Lien Notes and $4,768 for the Warrants. Refer to Note 13 - Stockholder's Equity for discussion of the determination of the initial fair value of the Warrants.
We utilized a third-party valuation firm to assist with the estimation of the fair value of the Purchaser's Second Lien Notes as of the issuance date (September 13, 2024). The fair value of the Purchaser's Second Lien Notes was determined utilizing the Black-Derman-Toy Lattice Model (a "BDT Model”), which is a form of the income approach that utilizes Level 3 inputs. The BDT Model is a single factor model that incorporates the issuer's option to prepay a debt instrument if optimal, which occurs when interest rates decline, indicating that the holding value of the instrument exceeds the prepayment price. The significant assumptions used in the BDT Model for the Purchaser's Second Lien Notes were as follows: expected term, which was based on the remaining contractual term before the maturity date (2.39 years as of September 13, 2024); interest rate, which is stated (15.00%); the yield volatility (17.50%) and the estimated spread over the yield curve (15.18%).

Recurring
As of September 30, 2024 and September 30, 2023, the fair value of the Company’s term loan facility and the DDTL (as defined below) was $267,900 and $251,200, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
As of September 30, 2024 and September 30, 2023, the fair value of the Notes was $34,233 and $70,000, respectively, based on market pricing. As the fair value is based on significant other observable inputs, it is deemed to be Level 2 within the fair value hierarchy.
As the fair value of the Second Lien Notes is based on significant unobservable inputs, it is deemed to be Level 3 within the fair value hierarchy. We utilized a third-party valuation firm to assist with the estimation of the fair value of the Second Lien Notes as of September 30, 2024. The fair value of the Second Lien Notes was determined by first utilizing a BDT Model. The significant assumptions used in the BDT model for the Second Lien Notes were as follows: expected term, which was based on the remaining contractual term before the maturity date (2.34 years as of September 30, 2024); interest rate, which is stated (15.00%); the yield volatility (17.50%) and the estimated spread over the yield curve (15.18%). Management reviewed the BDT Model in connection with other market activity and determined the fair value of the Second Lien Notes to be $16,897 as of September 30, 2024.
The book values of the Seller Notes and Seller Payable (as defined below), which are fixed rate loans carried at amortized cost, approximate the fair value based on current market pricing of similar debt. As the fair value is based on significant other observable outputs, it is deemed to be Level 2 within the fair value hierarchy.
Revolving Credit Facility
As of September 30, 2024 and September 30, 2023, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and payments on the revolving credit facility during the twelve months ended September 30, 2024 and 2023.

Term Loan Facility, DDTL and Incremental Term Loans
Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Twelve Months Ended September 30,
	2024	2023
Effective interest rates:
Term Loan	11.39%	10.41%
Initial DDTL	11.37%	10.41%
Additional DDTL	11.50%	10.57%
Credit Agreement
On November 5, 2021, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Credit Agreement (the “Credit Agreement”). The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.
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
The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary.
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
Third Amendment to Credit Agreement
On January 9, 2023, the Company, the Subsidiary Guarantors, the lenders party thereto, and the Agent, entered into a Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment provides that, among other things, during the period beginning on January 9, 2023 and, subject to the terms of the Credit Agreement, ending on the date on which financial statements for the Company’s fiscal quarter ended March 31, 2024 are delivered or are required to be delivered, as long as no event of default has occurred (the “Amendment Relief Period”):
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
Fourth Amendment to Credit Agreement
On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 16 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
Fifth Amendment to Credit Agreement
On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 16 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.
The fee consideration payable by the Company for each consenting lender party to the Fifth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.
Sixth Amendment to Credit Agreement
On August 7, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. The Sixth Amendment among other changes, waived the financial covenant tests set out under the Credit Agreement for the fiscal quarter ended June 30, 2024, established a new weekly liquidity reporting requirement to the lenders, and established a new minimum weekly liquidity requirement of $7,000 for each of the weeks ended August 16, 2024, August 23, 2024 and August 30, 2024, $17,500 for each of the weeks ended October 11, 2024, October 18, 2024 and October 25, 2024 and $10,000 for each other week thereafter.
Seventh Amendment to Credit Agreement
On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. The Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new financial covenant tests for the fiscal quarters starting June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.
Second Lien Notes
Purchase Agreement
The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with the Purchasers, pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and Warrants to purchase 3,946,250 Common Shares for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional warrants to purchase 200,000 Common Shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.
Second Lien Indenture
The Second Lien Notes were issued pursuant to an indenture (the “Second Lien Indenture”), dated as of September 13, 2024, by and between the Company, the Subsidiary Guarantors and U.S. Bank Trust Company, National Association, as trustee (the “Second Lien Trustee”). The Second Lien Notes are the Company’s senior secured second lien obligations and are secured by substantially all of the Company’s and its subsidiaries’ assets, and are guaranteed on a senior secured second lien basis by the Subsidiary Guarantors.
Interest on the Second Lien Notes is payable in kind. The Second Lien Notes accrue interest at a rate of 15.00% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, with the initial payment on December 31, 2024. The Second Lien Notes will mature on February 4, 2027, unless earlier repurchased or redeemed.
The Second Lien Notes will be redeemable, in whole or in part, at the Company’s option at any time on or prior to March 13, 2026, at a cash redemption price equal to 100.00% of the principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, plus a make-whole premium, as further described in the Second Lien Indenture. The Second Lien Notes may be redeemed on or after March 14, 2026 through and including September 13, 2026, at a redemption price of 102.00% of the principal amount of the Second Lien Notes to be redeemed and (ii) on and after September 14, 2026, at a redemption price of 100.00% of the principal amount of the Second Lien Notes to be redeemed, in each case plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The Second Lien Indenture contains covenants restricting the Company’s and its subsidiaries’ ability to incur indebtedness, incur liens, make investments, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The Second Lien Indenture requires the Company to add future assets to the collateral under the Security Agreement (as defined below) and to add future subsidiaries as guarantors under the Security Agreement.
The Second Lien Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Second Lien Indenture), which include, among others, the following: (i) certain payment defaults on the Second Lien Notes (which, in the case of a default in the payment of interest on the Second Lien Notes, will be subject to a 30-day cure period); (ii) a default by the Company in its obligations or agreements under the Second Lien Indenture or the Second Lien Notes if such default is not cured or waived within certain grace periods; (iii) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $8,625 during the Amendment Relief Period (as defined in the Second Lien Indenture) or of at least $17,250 thereafter; (iv) certain defaults by the Company or any of its subsidiaries with respect to the Credit Agreement; (v) subject to certain exceptions, the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $8,625 during the Amendment Relief Period or of at least $17,250 thereafter, where such judgments are not discharged or stayed within 90 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vi) the occurrence of certain ERISA events; (vii) the loss of material security interests and liens and guarantees, subject to certain exceptions; (viii) certain payment defaults in excess of $11,500 owned by the Company or any of its subsidiaries under the 2024 Settlement (as defined in the Second Lien Indenture) and other failures to perform any term, covenant, condition or agreement contained in the 2024 Settlement that is capable of being cured and that is not cured within 30 days after receipt by the Company or any of its subsidiaries of written notice of such failure; (ix) any note Document (as defined in the Second Lien Indenture) or material provision thereof being declared null and void by a court of competent jurisdiction and (x) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Second Lien Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Second Lien Trustee, by notice to the Company, or noteholders of at least 30.00% of the aggregate principal amount of Second Lien Notes then outstanding, by notice to the Company and the Second Lien Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Second Lien Notes then outstanding to be due and payable immediately.
Security Agreement
On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with the U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.
Convertible Senior Notes
On September 27, 2021, the Company issued $140,000 principal amount of the Notes. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 27, 2021, among the Company, the Company’s wholly-owned subsidiary, BAS Evansville, Inc., as guarantor (the “Guarantor”), and U.S. Bank National Association, as trustee (the “Convertible Bond Indenture”). Pursuant to the purchase agreement between the Company and the initial purchaser of the Notes, the Company granted the initial purchaser an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $15,000 principal amount of the Notes. The Notes issued on September 27, 2021 included $15,000 principal amount of the Notes issued pursuant to the full exercise by the initial purchaser of such option. The Company used the net proceeds from the offering of the Notes, together with borrowings under a new senior secured term loan facility, to fund the cash portion of the purchase price of the Envigo acquisition and related fees and expenses.
In connection with the Purchase Agreement, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.
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
The Notes accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The Notes will mature on October 15, 2027, unless earlier repurchased, redeemed or converted. Before April 15, 2027, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2027, noteholders may convert their Notes at any time at their election until the close of business on the scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, its common shares or a combination of cash and its common shares, at the Company’s election. The initial conversion rate is 21.7162 common shares per $1 principal amount of Notes, which represents an initial conversion price of approximately $46.05 per common share. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Convertible Bond Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

As of September 30, 2024 and September 30, 2023, there were $3,031 and $4,172, respectively, in unamortized debt issuance costs related to the Notes. For the twelve months ended September 30, 2024, the total interest expense was $11,745, including coupon interest expense of $4,529, accretion expense of $6,270, and the amortization of debt discount and issuance costs of $946. During the twelve months ended September 30, 2023, the total interest expense was $11,089, including coupon interest expense of $4,515, accretion expense of $5,686, and the amortization of debt discount and issuance costs of $888.
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
If certain corporate events that constitute a “Fundamental Change” (as defined in the Convertible Bond Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the Fundamental Change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common shares.
The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Convertible Bond Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, are subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Convertible Bond Indenture within specified periods of time; (iii) the failure by the Company or the Guarantor to comply with certain covenants in the Convertible Bond Indenture relating to the ability of the Company or the Guarantor to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company or the Guarantor, as applicable, and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company or the Guarantor in its other obligations or agreements under the Convertible Bond Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Convertible Bond Indenture; (v) certain defaults by the Company, the Guarantor or any of their respective subsidiaries with respect to indebtedness for borrowed money of at least $20,000; (vi) the rendering of certain judgments against the Company, the Guarantor or any of their respective subsidiaries for the payment of at least $20,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; (vii) certain events of bankruptcy, insolvency and reorganization involving the Company, the Guarantor or any of their respective significant subsidiaries; and (viii) the guarantee of the Notes ceases to be in full force and effect (except as permitted by the Convertible Bond Indenture) or the Guarantor denies or disaffirms its obligations under its guarantee of the Notes.
If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company or the Guarantor (and not solely with respect to a significant subsidiary of the Company or the Guarantor) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then the trustee, by notice to the Company, or noteholders of at least 25.00% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Convertible Bond Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.
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
Acquisition-related Debt (Seller Notes)
In addition to the indebtedness described above, certain of the Company’s subsidiaries have issued unsecured notes as partial payment of the purchase prices of certain acquisitions as described herein. Each of these notes is subordinated to the indebtedness under the Credit Agreement.
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
As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable (the "Seller Payable") owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. Neither the first nor the second amendment to the Seller Payable affected the rights and remedies of any party under the stock purchase agreement, nor did either alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026.
As part of the acquisition of Histion, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025.
As part of the acquisition of Protypia, the Company issued unsecured subordinated promissory notes payable to the former shareholders of Protypia in an aggregate principal amount of $600. The promissory notes bore interest at a rate of 4.50% per annum, with monthly interest payments, as well as principal payments on July 7, 2023 and on the maturity date, January 7, 2024. These notes were paid in full on January 7, 2024.

8.    SUPPLEMENTAL BALANCE SHEET INFORMATION
As of September 30, 2024, no client of the RMS segment made up more than 10.0% of the Company's total trade receivables balance. As of September 30, 2023, one client of the RMS segment made up 13.6% of the Company's total trade receivables balance.
Trade receivables and contract assets, net consisted of the following:

	September 30, 2024	September 30, 2023
Trade receivables	$65,867	$77,618
Unbilled revenue	14,624	17,211
Total	80,491	94,829
Less: Allowance for credit losses	(6,931)	(7,446)
Trade receivables and contract assets, net of allowances for credit losses	$73,560	$87,383
Inventories, net consisted of the following:

	September 30, 2024	September 30, 2023
Raw materials	$1,868	$2,259
Work in progress	61	124
Finished goods	4,174	4,439
Research Model Inventory	14,870	52,524
Total	20,973	59,346
Less: Obsolescence reserve	(2,800)	(3,244)
Inventories, net	$18,173	$56,102
Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	September 30, 2023
Advances to suppliers	$36,516	$19,247
Prepaid research models	4,993	4,300
Tax-related receivables	2,602	1,813
Note receivable	1,280	1,226
Other	4,857	6,822
Prepaid expenses and other current assets	$50,248	$33,408
The composition of other assets is as follows:

	September 30, 2024	September 30, 2023
Long-term advances to suppliers	$6,082	$3,681
Funded status of defined benefit plan	3,142	3,036
Other	2,549	3,362
Other assets	$11,773	$10,079

The composition of property and equipment, net is as follows:

	September 30, 2024	September 30, 2023
Land and land improvements	$30,768	$30,710
Buildings and building improvements	140,485	120,932
Machinery and equipment	93,880	81,372
Furniture and fixtures	4,542	3,223
Other	3,355	3,664
Construction in progress	9,489	25,804
Total Cost	282,519	265,705
Accumulated depreciation	(94,191)	(74,637)
	$188,328	$191,068
Accrued expenses consisted of the following:

	September 30, 2024	September 30, 2023
Accrued compensation	$10,851	$12,966
Non-income taxes	4,409	4,596
Accrued interest	3,017	2,975
Other	4,941	5,239
Resolution and Plea Agreements (Note 1)	5,000	—
Accrued expenses and other liabilities	$28,218	$25,776
The composition of fees invoiced in advance is as follows:

	September 30, 2024	September 30, 2023
Client deposits	$24,898	$36,689
Deferred revenue	17,088	18,933
Fees invoiced in advance	$41,986	$55,622
The composition of other liabilities is as follows:

	September 30, 2024	September 30, 2023
Long-term client deposits	$16,966	$5,250
Other	997	1,123
Resolution and Plea Agreements (Note 1)	17,000	—
Other liabilities	$34,963	$6,373
9.    POST EMPLOYMENT BENEFITS
Defined Benefit Plan
The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed.

The following tables summarize the changes in the benefit obligation funded status of the Pension Plan and amounts reflected in the Company’s consolidated balance sheets as of September 30, 2024 and 2023.

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2024	2023

Accumulated benefit obligation:	$15,545	$12,957

Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$12,957	$12,812
Other	254	—
Interest cost	741	733
Benefits paid	(684)	(570)
Foreign currency translation adjustment	1,328	1,235
Actuarial gains (losses)	949	(1,253)
Projected benefit obligation at end of period	15,545	12,957

Change in fair value of plan assets:
Fair value of plan assets, beginning of period	$15,993	$14,385
Actual gain (loss) on plan assets	1,764	(427)
Employer contributions	—	1,226
Foreign currency translation adjustment	1,614	1,379
Benefits paid	(684)	(570)
Fair value of plan assets, end of period	18,687	15,993
Funded status	$3,142	$3,036

In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that the Company was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Company and its U.K. pension scheme trustee are reviewing this development and considering whether this decision has any implications for the Pension Plan.
The net periodic benefit costs, which are presented within general and administrative expenses, under the Pension Plan were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2024	2023
Components of net periodic benefit expense:
Interest cost	741	733
Expected return on assets	(786)	(798)
Amortization of prior gain	(142)	(152)
Net periodic benefit cost	$(187)	$(217)
Gains Related to Changes in Benefit Obligation
The actuarial gains during the twelve months ended September 30, 2024 were primarily due to decreased discount rate assumptions as a result of interest rate trends in the U.K. The actuarial gains during the twelve months ended

September 30, 2023 were due to a significant increase in the discount rate as a result of rising interest rates in the U.K. The remainder of the changes in both periods were cumulative translation adjustments and gains in asset values.
The Company uses the corridor approach when amortizing actuarial gains and losses. Under the corridor approach, the actuarial gains and actuarial losses in excess of 10% of the greater of the beginning of year benefit obligation or market related value of plan assets are amortized over a fixed period of 10 years. This is a shorter period than the expected average life expectancy of the members in the Plan.
Assumptions
The major assumptions used in determining the net periodic benefit costs for the fiscal year ended September 30, 2024 and 2023:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2024	2023
Discount rate	5.67%	5.33%
Expected return on plan assets	4.85%	4.96%
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
At September 30, 2024, we are increasing our long-term rate of return assumption to 5.20% for pension plan assets. The major assumptions used in determining benefit obligations were as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2024	2023
Discount rate	5.04%	5.67%
Rate of compensation increases	0.00%	0.00%
Pension Plan Assets
The Company maintains target allocation percentages among various asset categories based on an investment policy designed to achieve long-term objectives of return, while mitigating downside risk and considering expected cash flows. The Company’s investment policy is reviewed from time to time to ensure consistency with long-term objectives.
Plan assets distribution was as follows:

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2024	2023
Cash	2.69%	3.31%
Equity securities	3.47	2.35
Debt securities	91.05	91.23
Real estate mutual fund	1.10	1.20
Other	1.69	1.91
Total	100.00%	100.00%

The fair value of total plan assets by asset category and fair value hierarchy levels as of September 30, 2024 were as follows:

	Fair value as of September 30, 2024	Fair Value Measurements at Reporting Date Using:
		Level 1	Level 2	Level 3
Cash	$432	$432	$—	$—
Fixed income securities:
Investment grade corporate bonds	9,300	—	9,300	—
Government bonds	7,360	—	7,360	—
Other types of investments:
Multi-asset fund	1,595	—	1,595
Total	$18,687	$432	$18,255	$—
The method of calculation of the fair value of each level of investment is described in Note 2 - Summary of Significant Accounting Policies.
The fair value of total plan assets by asset category and fair value hierarchy levels as of September 30, 2023 were as follows:

	Fair value as of September 30, 2023	Fair Value Measurements at Reporting Date Using:
		Level 1	Level 2	Level 3
Cash	$431	$431	$—	$—
Fixed income securities:
Investment grade corporate bonds	14,184	—	14,184	—
Other types of investments:
Multi-asset fund	1,378	—	1,378	—
Total	$15,993	$431	$15,562	$—
The method of calculation of the fair value of each level of investment is described in Note 2 - Summary of Significant Accounting Policies.
Pension Funding and Payments
During the fiscal year ended September 30, 2024, the Company did not contribute to the Pension Plan and does not expect to contribute any amounts to the Pension Plan within the next twelve months.
Estimated pension benefit payments expected to be paid in cash in each of the next five years and in the aggregate for the following five years thereafter are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Projected Benefit Payments	$726	$863	$1,080	$908	$897	$4,786	$9,260
Defined Contribution Plans
The Company has defined contribution benefit plans that cover its employees in the U.S., U.K. (the Group Personal Pension Plan) and the Netherlands. Defined contribution benefit expense for the twelve months ended September 30, 2024 and 2023 were $2,807 and $4,596, respectively. During April 2024, the Company ceased contributing to its U.S. defined contribution plans.

10.    OTHER OPERATING EXPENSE
Other operating expense consisted of the following:

	Fiscal Year Ended September 30,
	2024	2023
Acquisition and integration costs	$70	$1,228
Restructuring costs[1]	3,374	4,625
Startup costs	3,278	6,858
Remediation costs	1,404	2,357
Resolution and plea agreements	28,500	—
Other costs	5,916	3,469
	$42,542	$18,537
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
For the fiscal years ended September 30, 2024 and 2023, the Company incurred immaterial expenses that qualify as exit and disposal costs under GAAP, and does not expect further material charges as a result of the closures and planned site consolidations. Exit and disposal costs were charged to other operating expense. As of September 30, 2024 and 2023, the liability balance for exit and disposal costs that qualify as employee-related exit and disposal costs was $16 and $585, respectively.
Cumberland and Dublin
During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia ("Cumberland facility") and to close and relocate its operations in Dublin, Virginia ("Dublin facility") into its other existing facilities, as a part of the Company's restructuring and site optimization plan. The Cumberland facility exit was also a part of the settlement, as further described in Note 16 – Contingencies. The Cumberland facility exit was completed in September 2022 and initially met the criteria for assets held for sale as of March 31, 2023. Further, in connection with this conclusion, the Company determined that the carrying value exceeded the fair value of the real property at the Cumberland facility less costs to sell. As a result, an asset impairment charge of $890 was recorded within the RMS reportable segment during the fiscal year ended September 30, 2023. The Cumberland facility was sold in June 2024. The Dublin facility transition was completed in November 2022 and initially met the criteria for assets held for sale as of December 31, 2023. The Dublin facility was sold in March 2024. The operations at both the Cumberland facility and the Dublin facility were within the RMS reporting segment.
Gannat, Blackthorn, Spain and RMS St. Louis
As of March 31, 2023, the Company completed its consultation with employee representatives at the Gannat and Blackthorn facilities and the closures of both facilities were approved. The consolidation of operations at Gannat with the operations in Horst, the Netherlands was completed in June 2023 and initially met the criteria for assets held for sale as of June 30, 2023. The Gannat facility was sold in December 2023. As of June 30, 2023, the real property of the Blackthorn facility initially met the criteria for assets held for sale. The Blackthorn facility sold in February 2024, which the Company leased back until September 2024. As of September 30, 2024 the consolidation of the operations at our Blackthorn, U.K., facility with the operations in Hillcrest, U.K., was completed and the Company is no longer leasing back the facility. In July 2023, the Company decided to close its Spain facility. The exit of the facility in Spain was completed in September 2023 and initially met the criteria for assets held for sale as of September 30, 2023. The facility in Spain was sold in November 2023. The leased RMS St. Louis facility closed in June 2023 and the GEMS operations at the RMS St. Louis facility were relocated to the DSA St. Louis facility and other operational facilities. The operations at the Gannat, Blackthorn, Spain and RMS St. Louis facilities were within the RMS reportable segment.
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
Consideration for the sale consisted of (i) $1,000 in cash, (ii) an excess cash adjustment of $316, (iii) real property valued at $3,700, and (iv) a promissory note receivable in the aggregate amount of $2,453. The promissory note bears interest at a rate of 5.00% per annum, with quarterly payments of interest and principal payments on the first anniversary of the closing date, which we received during the fiscal year ended September 30, 2024, and at maturity on August 29, 2025. The sale included the Company’s 100.00% ownership in Israel RMS and Israel RMS’s 62.50% ownership interest in Israel CRS. Prior to the sale, the management team owned a 37.50% non-controlling ownership position in Israel CRS. The gain of $1,377 on the sale is presented within other income (expense). The combined (loss) income before taxes of the Israeli Businesses for fiscal year ended September 30, 2023 was $62.
12.    LEASES
Right-of-use ("ROU") lease assets and lease liabilities that are reported in the Company’s consolidated balance sheets are as follows:

	September 30, 2024	September 30, 2023
Operating ROU assets, net	$49,165	$38,866

Current portion of operating lease liabilities	11,774	10,282
Long-term operating lease liabilities	40,010	29,614
Total operating lease liabilities	$51,784	$39,896
The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2024 was primarily due to the amendment of real estate leases in California, Indiana, and Wisconsin and due to entering into leases at St. Louis University. The increase in right-of-use lease assets and lease liabilities in the twelve months ended September 30, 2023 was primarily due to entering into leases for two facilities in Maryland.
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the twelve months ended September 30, 2024 and 2023 were:

	Fiscal Year Ended September 30,
	2024	2023
Operating lease costs:
Fixed operating lease costs	$13,474	$11,790
Short-term lease costs	—	175
Lease income	(3,003)	(3,039)

The Company serves as lessor to a lessee in six facilities. The gross rental income and underlying lease expense are presented net in the Company’s consolidated statements of operations. The gross rent receivables and underlying lease liabilities are presented gross in the Company’s consolidated balance sheets.
Supplemental cash flow information related to leases was as follows:

	Fiscal Year Ended September 30,
	2024	2023
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,003	$11,252

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$19,301	$15,831
The weighted average remaining lease term and discount rate for the Company’s operating leases as of September 30, 2024 and 2023 were:

	Fiscal Years Ended September 30,
	2024	2023
Weighted-average remaining lease term (in years)
Operating lease	9.25	6.71
Weighted-average discount rate (in percentages)
Operating lease	11.71%	9.36%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.
As of September 30, 2024, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

Operating Leases
2025	$10,879
2026	11,173
2027	9,299
2028	7,988
2029	7,122
Thereafter	47,413
Total minimum future lease payments	93,874
Less interest	(42,090)
Total lease liability	51,784
13.    STOCKHOLDERS EQUITY AND LOSS PER SHARE
Share numbers and per share amounts are not presented in thousands within this Note 13.
Stockholders’ Equity
Preferred Shares
As of September 30, 2024 and 2023, no preferred shares were outstanding.
Warrants

The Warrants are classified as equity instruments, have an exercise price of $1.57 per share, are exercisable at any time on or after the Closing Date until September 13, 2034 and were initially recorded at a fair value of $4,768. Refer to Note 7 - Debt for further discussion of the transactions contemplated by the Purchase Agreement, the Fee Letter. The initial fair value of the Warrants was determined utilizing a Black-Scholes-Merton option pricing model ("Black-Scholes Model"), which is a form of the income approach. Significant assumptions utilized in the Black-Scholes Model included stock price ($1.56 on September 13, 2024), volatility (70%), expected term (10 years) which is based on the remaining contractual time to expiration, and the risk free rate (3.66%).
Open Market Sales Agreement
On August 9, 2024, the “Company entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Sale Agreement”), pursuant to which the Company may offer and sell up to $50,000 of the Company’s common shares (the "ATM Shares") from time to time in at-the-market offerings, through Jefferies LLC (“Jefferies”), acting as sales agent. Sales pursuant to the Sale Agreement will be made only upon instructions by the Company to Jefferies, and the Company cannot provide any assurances that it will issue any ATM Shares pursuant to the Sales Agreement. The Company has not yet sold any ATM Shares as of September 30, 2024.
Loss Per Share
The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

(in thousands)	Fiscal Years Ended September 30,
	2024	2023
Numerator:
Consolidated net loss	$(108,885)	$(104,902)
Less: Net (loss) income attributable to noncontrolling interests	(440)	238
Net loss attributable to common shareholders	(108,445)	(105,140)

Denominator:
Weighted-average shares outstanding - Basic and Diluted	25,897	25,641
Anti-dilutive common share equivalents (1)	10,935	5,763
(1) For the fiscal year ended September 30, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards, 2,859,306 common shares issuable upon conversion of the Notes and 4,146,250 common shares issuable upon exercise of the Warrants. For the fiscal year ended September 30, 2023, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 common shares of common stock issuable upon conversion of the Notes. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted loss per share for those periods because their inclusion would have had an anti-dilutive effect.
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
As a result, income tax effects on the net activity have not been presented related to each component of other comprehensive loss for the fiscal years ended September 30, 2024 and 2023.

14.    STOCK-BASED COMPENSATION
Summary of Equity Plans and Activity
The Company has stock-based compensation plans under which employees and non-employee directors may be granted stock-based awards such as stock options, restricted stock (“RSAs”), and restricted stock units (“RSUs”).
During fiscal years 2024 and 2023, the following share-based awards were made to certain employees, and their general terms and conditions are as follows:
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
On March 14, 2024, the Company's shareholders approved the Inotiv, Inc 2024 Equity Incentive Plan (the "2024 Plan"). The 2024 Plan provides for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the "2018 Plan") as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, are forfeited or cancelled, are settled for cash or are exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, no further awards will be granted under the 2018 Plan.
The Company currently grants equity awards from the 2024 Plan. At September 30, 2024, 271,087 shares remained available for grants under the 2024 Plan.
The Company recognizes expense for all awards subject to graded vesting using the straight-line attribution method. The Company adjusts stock-based compensation expense for forfeitures in the period that a forfeiture occurs. The Company expenses the estimated fair value of stock options over the vesting periods of the grants.
The following table provides stock-based compensation by the financial statement line item in which it is reflected:

	Fiscal Years Ended September 30,
	2024	2023
General and administrative	$6,740	$7,844
Stock-based compensation, before income taxes	6,740	7,844
Provision for income taxes	(306)	(311)
Stock-based compensation, net of income taxes	$6,434	$7,533
No stock-based compensation related costs were capitalized in fiscal years 2024 and 2023.
The weighted-average assumptions used to compute the fair value of options granted under the Black-Scholes model for the fiscal years ended September 30, 2024 and 2023 were as follows:

	2024	2023
Risk-free interest rate	3.99%	4.29%
Dividend yield	—%	—%
Volatility of the expected market price of the Company’s common shares	117.16%	100.59%
Expected life of the options (years)	3.54	3.57

The volatility assumption used to determine the fair values of options granted for fiscal years 2024 and 2023 is based on historical stock price activity.
A summary of the Company’s stock option activity and related information for the year ended September 30, 2024, is as follows:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of September 30, 2023	1,747	$12.06
Granted	917	1.94
Exercised	(7)	1.68
Cancelled	(266)	10.71
Outstanding as of September 30, 2024	2,392	$8.35	7.06	$36
Exercisable as of September 30, 2024	1,329	$11.79	5.15	$36
Expected to vest as of September 30, 2024	1,063	$4.05	9.44	$—
The weighted-average grant date fair value of stock options granted was $1.44 and $5.72 for fiscal years 2024 and 2023, respectively.
The total intrinsic value of options exercised during fiscal years 2024 and 2023 was $23 and $230, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the exercise price.
A summary of the Company’s RSA activity for the year ended September 30, 2024 is as follows:

	Restricted Shares (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding (non-vested) – September 30, 2023	39	$25.03
Granted	—	$—
Vested	(30)	$30.43
Forfeited	—	$—
Outstanding (non-vested) – September 30, 2024	9	$6.80
As of September 30, 2024, the total unrecognized compensation cost related to unvested restricted shares was $11 and is expected to be recognized over a weighted-average service period of 0.38 years. The total fair value of the restricted shares granted during the fiscal years ended September 30, 2024 and 2023 was $0 and $102, respectively. The total fair value of restricted shares vested during the fiscal years ended September 30, 2024 and 2023 was $146 and $620, respectively.
A summary of the Company’s RSUs for the year ended September 30, 2024 is as follows:

	Restricted Stock Units (in thousands)	Weighted- Average Grant Date Fair Value
Outstanding (non-vested) – September 30, 2023	936	$14.29
Granted	901	$1.68
Vested	(231)	$14.66
Forfeited	(79)	$8.27
Outstanding (non-vested) – September 30, 2024	1,527	$7.10

As of September 30, 2024, the total unrecognized compensation cost related to unvested restricted stock units was $6,438 and is expected to be recognized over a weighted-average service period of 1.90 years. The total fair value of the restricted stock units granted during the fiscal years ended September 30, 2024 and 2023 was $1,513 and $3,908, respectively. The total fair value of restricted stock units vested during the fiscal years ended September 30, 2024 and 2023 was $1,666 and $940, respectively.
15.    INCOME TAXES
The components of loss before income taxes are presented below:

	Fiscal Year Ended September 30,
	2024	2023
Loss before income taxes:
U.S.	$(135,913)	$(121,245)
Non-U.S.	5,153	(2,997)
Total loss before income taxes	$(130,760)	$(124,242)

Significant components of the benefit for income taxes are presented below:

	Fiscal Year Ended September 30,
	2024	2023
Current:
Federal	$198	$4,490
State and local	5	967
Foreign	1,193	944
Deferred:
Federal	(18,954)	(20,560)
State and local	(4,019)	(4,807)
Foreign	(298)	(374)
Income tax benefit	$(21,875)	$(19,340)

The effective income tax rate on continuing operations varied from the statutory federal income tax rate as follows:

	Fiscal Year Ended September 30,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
Increases (decreases):
State and local income taxes, net of Federal tax benefit, if applicable	3.2%	3.3%
Goodwill	—%	(3.5)%
Impact of foreign operations	(1.2)%	(0.3)%
Sale of Israeli businesses	—%	(0.8)%
Fines and penalties	(4.6)%	—%
Other	(0.8)%	1.1%
Valuation allowance changes	(0.9)%	(5.2)%
Effective income tax rate	16.7%	15.6%

Significant components of our deferred tax assets and liabilities are presented below as of the Company's fiscal year-end:

	September 30, 2024	September 30, 2023
Deferred tax assets:
Inventory	$1,009	$2,792
Allowance for credit losses	1,676	1,487
Domestic net operating loss carryforwards	16,343	8,813
Foreign net operating loss carryforwards	10,170	11,302
Foreign tax credit carryforwards	3,861	2,811
Capital loss carryforward	1,870	1,693
Stock compensation expense	3,017	3,059
Business Interest Limitation	19,948	10,615
Lease liabilities	12,450	9,878
Goodwill	7,739	9,468
Other	194	1,271
Total deferred tax assets	78,277	63,189

Deferred tax liabilities:
Prepaid expenses	(333)	(643)
Lease ROU assets	(12,123)	(9,511)
Accreted interest on convertible debt	(5,240)	(7,170)
Basis difference for property and equipment	(13,374)	(12,689)
Basis difference for intangible assets	(56,041)	(66,865)
Total deferred tax liabilities	(87,111)	(96,878)

Total net deferred tax liabilities	(8,834)	(33,689)

Valuation allowance for net deferred tax assets	(18,207)	(16,375)

Net deferred tax liabilities	$(27,041)	$(50,064)

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

The Company’s U.S. tax reporting group has a cumulative three-year loss. The valuation allowance related to the Company’s U.S. tax reporting group as of September 30, 2024 and 2023 was $7,114 and $4,618, respectively, and the valuation allowance related to the Company's non-U.S. entities was $11,093 and $11,757, respectively, as the Company does not believe that certain deferred tax assets will be realized in the foreseeable future. Payments made in fiscal years 2024 and 2023 for income taxes, net of refunds, amounted to $1,843 and $7,146, respectively.

The Company’s non-U.S. subsidiaries’ except the Deemed Repatriated Entities (as defined below) cumulative undistributed earnings, projected as of September 30, 2024, are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or withholding taxes has been made in the accompanying consolidated financial statements. The Company’s intent regarding repatriation of retained earnings at certain non-U.S. subsidiaries, Envigo RMS Sarl, Envigo RMS GmbH, and Envigo RMS, S.L. (collectively, “Deemed Repatriated Entities”), is primarily driven from a change in our transfer pricing policy and reduction in operational needs at each of the Deemed Repatriated Entities. Further, a determination of the unrecognized deferred tax liability for the amount indefinitely reinvested is not practicable due to the complexities in the tax laws and assumptions we would have to make. Therefore, no deferred tax related to these provisions has been recorded as of September 30, 2024. Each of the countries associated to the Deemed Repatriated Entities (France, Germany and Spain) are members to a tax treaty with the United States. As no withholding tax is expected to be incurred upon repatriation, no deferred tax has been recorded as of September 30, 2024.

At September 30, 2024, the Company had domestic net operating loss carryforwards for federal tax purposes of $52,194, all of which may be carried forward indefinitely. State and local loss carryforwards totaled approximately $108,067. The majority expire from September 30, 2028 through 2044; however, approximately $31,365 may be carried forward indefinitely, as they relate to states conforming to the provisions of the Tax Cuts and Jobs Act which allowed for an indefinite carryforward period of losses generated after December 31, 2017. The Company had non-U.S. net operating loss carryforwards of $41,644, which have been fully offset by valuation allowance. These losses may be carried forward indefinitely.

The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon regulatory examination based on the technical merits of the position. The amount of the benefit for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. As of September 30, 2024, there were no material uncertain tax positions based on any federal or state tax position. In fiscal year 2022, the Company established an uncertain tax position of $1,861 in accordance with ASC 805-740 to directly offset acquired foreign net operating losses of $2,222 within the foreign net deferred tax liability. The position was settled during fiscal year 2023.

The Company is no longer subject to U.S. Federal tax examinations for years before 2020 or state and local for years before 2019, with limited exceptions. For federal purposes, the tax attributes carried forward could be adjusted through the examination process and are subject to examination 3 years from the date of utilization.
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
On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court entered orders on November 15, 2022 and May 8, 2023 in the Grobler and Burkhart Derivative Actions, respectively, staying each Action pending a resolution of a motion to dismiss in the securities class action. The stays expired following the March 29, 2024 decision on the motion to dismiss in the securities class action. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The consolidated Federal Derivative Actions are currently stayed. While the Company cannot predict the outcome of these matters, the Company believes the consolidated Federal Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.
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
On June 3, 2024, the Company reached agreement to resolve this criminal investigation by the DOJ and other federal and state law enforcement agencies as to the Company, EGSI and Envigo RMS. In connection with such resolution, the Company and its related entities entered into a Resolution Agreement (the “Resolution Agreement”) with the DOJ and the USAO-WDVA, and Envigo RMS and EGSI entered into a Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDVA. On June 3, 2024, before the United States District Court for the Western District of Virginia ("Court"), Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo RMS and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement. The Company has and continues to comply with all obligations of the Resolution Agreement and Plea Agreement. Refer to the "Resolution Agreement and Plea Agreement" section below for further information.
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

Resolution Agreement and Plea Agreement
On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS in November 2021. In connection with such resolution, the Company and its related entities entered into the Resolution Agreement with the DOJ and the USAO-WDV, and Envigoentered into the Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo RMS and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement.
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
For the twelve months ended September 30, 2024, the Company has expensed $28,500 related to the Resolution and Plea Agreements, which is presented within other operating expense in the Company’s Consolidated Statement of Operations. In line with the Resolution and Plea Agreements, the Company paid $6,500 during the twelve months ended September 30, 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other current liabilities on the Consolidated Balance Sheets as of September 30, 2024 and within “Changes in operating assets and liabilities – accrued expenses and other current liabilities” in its Consolidated Statements of Cash Flows for the twelve months ended September 30, 2024 and the Company has included $17,000 in other long-term liabilities on its Consolidated Balance Sheets as of September 30, 2024 and “Changes in operating assets and liabilities – other assets and liabilities” in its Consolidated Statement of Cash Flows for the twelve months ended September 30, 2024. The total $28,500 charge is reflected in the operating loss of the RMS segment. The charge of $28,500 is non-deductible for U.S. federal income tax purposes. Further, there were multiple amendments to the Credit Agreement, which, among other changes, permit charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA for purposes of the financial covenants under the Credit Agreement. The Company expects to have additional cash outlays in connection with certain costs related to the Resolution Agreement, which would be paid over the next three to five years. The additional cash outlays could include ongoing monitoring and compliance costs, legal expenses and other payments required to comply with the Resolution Agreement, subject to final approvals, and at this time, the Company expects that such costs would be expensed as incurred.

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

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of September 30, 2024 because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding the conclusion by Management that our disclosure controls and procedures as of September 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, Management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, Management concluded that, as of September 30, 2024, the Company’s internal control over financial reporting was not effective, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of September 30, 2024:

a.Management did not design and maintain effective controls over information technology general controls (ITGCs) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2024; and

b.Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at September 30, 2024.

As a result of the material weaknesses described above, the Company’s management has concluded that, as of September 30, 2024, our internal control over financial reporting was ineffective. The material weaknesses did not result in any identified misstatements to our consolidated financial statements, and there were no changes to previously released financial results. The Company’s independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report also audited the effectiveness of our internal control over financial reporting and has issued an adverse report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024, as set forth in their report in Item 8.

Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

As of the date of this Annual Report on Form 10-K, management has updated the design of several controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses, described above. Management's efforts have resulted in the effective design of ITGCs over the enterprise resource planning system in which the discovery and safety assessment business, as well as certain corporate functions, operate. Additionally, Management effectively designed ITGCs in connection with certain third party hosted applications utilized in connection with certain processes. Management also performed testing over the related ITGCs covering a limited period of fiscal 2024. The material weaknesses related to our ITGCs cannot be considered remediated until the applicable controls operate for a sufficient period of time and a sufficient period of time was not achieved for fiscal 2024.

Furthermore, Management remediated design deficiencies for some business processes and made progress on the design of controls related to other business processes in connection with corporate financial reporting and our discovery and safety assessment business. Management performed testing over the related business processes covering a limited period of fiscal 2024. The material weaknesses related to our business processes over financial reporting cannot be considered remediated until the applicable controls, including the ITGCs discussed above, operate for a sufficient period of time and a sufficient period of time was not achieved for fiscal 2024.

However, there remain several controls and processes related to ITGCs and business processes that management continues to re-assess, including the design of controls and modifying processes to improve our internal control over financial reporting. Management’s remediation efforts have included but are not limited to: (i) hiring additional accounting personnel, (ii) hiring key IT personnel with appropriate technical and internal control-related skillsets, and (iii) utilizing an internal team dedicated to oversight of control and process design. Management’s ongoing remediation efforts include: (i) improving consistency in ITGCs supported by standard operating procedures to govern the authorization, testing and approval of changes to IT systems supporting all of the Company’s internal control processes, including the implementation of certain applications to achieve these operating procedures, (ii) enhancing design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures, (iii) designing, implementing, reviewing, analyzing, and properly documenting our review and approval controls, as it relates to ITGCs, account reconciliations, journal entries and estimates, and (iv) continuing to provide training to personnel related to ensuring the accuracy and completeness of data used in the performance of the internal controls.

The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts related to the material weaknesses in internal control over financial reporting described above, there have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B – OTHER INFORMATION
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).
ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Compliance with Section 16(a) of the Exchange Act and Corporate Governance
Any information required by this Item regarding our directors and compliance with Section 16(a) of the Exchange Act by our officers and directors will be included in the 2025 Proxy Statement under the sections captioned “Election of Directors” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference thereto. The information required by this Item regarding our corporate governance will be included in the 2025 Proxy Statement under the section captioned “Corporate Governance” and is incorporated herein by reference thereto.

Executive Officers
The information included under the caption “Information about our Executive Officers” in Part I, Item 1 herein is incorporated herein by reference in response to this item.
Audit Committee Financial Expert
The information required by this Item regarding the audit committee of the Board of Directors and financial experts will be included in the 2025 Proxy Statement under the section captioned “Committees and Meetings of the Board of Directors” and is incorporated herein by reference thereto.
Insider Trading Policy
We have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees of the Company. The Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. Our Insider Trading Policy is posted on our website and can be accessed by selecting the “Governance” link at http://ir.inotiv.com. Information on our website is not incorporated by reference in this annual report.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is posted on our website and can be accessed by selecting the “Governance” link at http://ir.inotiv.com. Information on our website is not incorporated by reference in this annual report.
ITEM 11 – EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the captions “Compensation of Executive Officers” and “Non-employee Director Compensation and Benefits.”
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2025 Proxy Statement under the sections captioned “Principal Shareholders” and “Equity Compensation Plan Information” is incorporated herein by reference.
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the captions “Family Relationships” and “Certain Relationships and Related Transactions.”
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

	2.3
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to Form 10-Q filed May 15, 2023).

	2.4	Amendment No. 2 to Stock Purchase Agreement, dated May 24, 2024, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (filed herewith)

	2.5	Amendment No. 3 to Stock Purchase Agreement, dated October 23, 2024, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (filed herewith)

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc., as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(4)	4.1	Specimen Certificate for Common Shares (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1, Registration No. 333-36429).

	4.2
Indenture, dated as of September 27, 2021, among Inotiv, Inc., the guarantor named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 27, 2021).

	4.3	Form of certificate representing the 3.25% Convertible Senior Notes due 2027 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Form 8-K filed September 27, 2021).

	4.4	Description of Capital Stock (filed herewith).

	4.5	Form of Senior Indenture (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-3 (Registration No. 333-266962) filed on August 18, 2022).

	4.6	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-3 (Registration No. 333-266962) filed on August 18, 2022).

	4.7	Indenture, dated as of September 13, 2024, between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 19, 2024).

	4.8	Form of Note (incorporated by reference from Exhibit 1 to Annex I to Exhibit 4.7).

	4.9	Form of Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed September 19, 2024).

(10)	10.1	Shareholders Agreement, dated November 5, 2021, by and among Inotiv, Inc. and the shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 5, 2021).

10.2
Credit Agreement, dated as of November 5, 2021, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 5, 2021).

10.3
First Amendment to Credit Agreement, dated as of January 27, 2022, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 31, 2022).

10.4
Second Amendment to Credit Agreement, dated as of December 29, 2022, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 5, 2023).

10.5
Third Amendment to Credit Agreement, dated as of January 9, 2023, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto and Jefferies Finance LLC (incorporated by reference to Exhibit 10.27 to Form 10-K filed January 13, 2023).

10.6
Fourth Amendment to Credit Agreement, dated as of May 14, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2024).

10.7
Fifth Amendment to Credit Agreement, dated as of June 2, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed June 4, 2024).

10.8
Sixth Amendment to Credit Agreement dated as of August 7, 2024, by and among Inotiv, Inc., certain subsidiaries of Inotiv, Inc., the lenders party thereto, and Jefferies Finance LLC (incorporated by reference to Exhibit 10.5 to Form 10-Q filed August 9, 2024).

10.9
Seventh Amendment to the Credit Agreement, dated as of September 13, 2024, between the Company, the Subsidiary Guarantors and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed September 19, 2024).

10.10	Employment Agreement, dated January 27, 2022, between the Company and Robert Leasure, Jr. (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 31, 2022).*

10.11	Offer Letter from the Company to Beth A. Taylor, dated February 20, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q filed May 14, 2020).*

10.12	Offer Letter from the Company to John Greg Beattie, dated February 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 14, 2021).*

10.13	Offer Letter from the Company to Jeff Krupp, dated December 29, 2021 (incorporated by reference to Exhibit 10.32 to Form 10-K filed December 12, 2023).*

10.14	Offer Letter from the Company to Brennan Freeman, dated June 18, 2021 (incorporated by reference to Exhibit 10.33 to Form 10-K filed December 12, 2023).*

10.15	Offer Letter from the Company to Andrea Castetter, dated October 13, 2023 (incorporated by reference to Exhibit 10.34 to Form 10-K filed December 12, 2023)*

10.16	Offer Letter from the Company to Adrian Hardy, dated June 4, 2024 (filed herewith).*

10.17
Employment Agreement, by and between the Company and John E. Sagartz, DVM, Ph.D., DACVP, effective October 5, 2018 (incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended September 30, 2018).*

10.18
Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (incorporated by reference to Annex A to the Definitive Proxy Statement for Inotiv, Inc.’s 2022 annual meeting of shareholders filed on February 3, 2022).*

10.19
First Amendment to Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (As amended through January 25, 2022) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).*

10.20	Form of Restricted Stock Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Form 10-K filed December 26, 2019).*

10.21
Form of Non-Qualified Stock Option Award Agreement under Amended and Restated Inotiv, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.25 to Form 10-K filed December 26, 2019).*

10.22	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 31, 2022).*

10.23	Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q filed May 15, 2024).*

10.24	Form of Non-Qualified Stock Option Award Agreement under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to Form 10-Q filed August 9, 2024).*

10.25	Form of Restricted Stock Unit Award Agreement (Employees) under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Form 10-Q filed August 9, 2024).*

10.26	"Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Inotiv, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Form 10-Q filed August 9, 2024)

10.27	Inotiv, Inc. Executive Change in Control Severance Plan (filed herewith).*

10.28
Resolution Agreement, dated as of June 3, 2024, among Inotiv, Inc., Envigo RMS, LLC, Envigo Global Services, Inc., the United States Attorney’s Office for the Western District of Virginia and the Environmental Crimes Section of the United States Department of Justice, Environment and Natural Resources Division (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 4, 2024).

10.29
Plea Agreement, dated as of June 3, 2024, among Envigo RMS, LLC, Envigo Global Services, Inc., the United States Attorney’s Office for the Western District of Virginia and the Environmental Crimes Section of the United States Department of Justice, Environment and Natural Resources Division (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 4, 2024).

10.30	Open Market Sale Agreement by and between Inotiv, Inc. and Jefferies LLC, dated August 9, 2024 (incorporated by reference to Exhibit 1.1 to Form 8-K filed August 9, 2024).

10.31	Form of Purchase Agreement, dated as of September 13, 2024, between the Company and certain investors named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed September 19, 2024).

10.32	Fee Letter, dated as of September 13, 2024, between the Company and Jermyn Street Capital LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed September 19, 2024).

10.33
Security Agreement, dated as of September 13, 2024, between the Company and certain of its subsidiaries from time to time party thereto and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.4 to Form 8-K filed September 19, 2024).

10.34
Form of Registration Rights Agreement, dated as of September 13, 2024, between the Company and certain investors named therein (incorporated by reference to Exhibit 10.5 to Form 8-K filed September 19, 2024).

(19)	19.1	Insider Trading Policy (filed herewith)

(21)	21.1	Subsidiaries of the Registrant (filed herewith).

(23)	23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young US LLP (filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

(97)	97.1	Inotiv, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed December 12, 2023).

	101.INS	Inline XBRL Instance Document

	101.SCH	Inline XBRL Taxonomy Extension Schema Document

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (embedded within the Inline XBRL).
_________________________________
*Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INOTIV, INC.

Date: December 4, 2024	By:	/s/ Robert W. Leasure, Jr.
Robert W. Leasure, Jr.
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert W. Leasure, Jr.	President, Chief Executive Officer and Director	December 4, 2024
Robert W. Leasure, Jr.	(Principal Executive Officer)

/s/ Beth A. Taylor	Chief Financial Officer and Senior Vice President of Finance	December 4, 2024
Beth A. Taylor	(Principal Financial Officer)

/s/ Brennan Freeman	Vice President of Finance and Corporate Controller	December 4, 2024
Brennan Freeman	(Principal Accounting Officer)

/s/ R. Matthew Neff	Chairman of the Board of Directors	December 4, 2024
R. Matthew Neff

/s/ Nigel Brown	Director	December 4, 2024
Nigel Brown, Ph.D.

/s/ David Landman	Director	December 4, 2024
David Landman

/s/ Terry Coelho	Director	December 4, 2024
Terry Coelho

/s/ Michael Harrington	Director	December 4, 2024
Michael Harrington

/s/ John E. Sagartz	Director	December 4, 2024
John E. Sagartz, DVM, Ph.D., DACVP