Form 10-Q
period 2024-12-31
Inotiv, Inc.
filed 2025-02-06
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
As of January 30, 2025, 33,869,269 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2024 (Unaudited) and September 30, 2024	4
	Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2024 and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended December 31, 2024 and 2023 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three Months Ended December 31, 2024 and 2023 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2024 and 2023 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	49
Item 1A	Risk Factors	50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3	Defaults Upon Senior Securities	50
Item 4	Mine Safety Disclosures	50
Item 5	Other Information	50
Item 6	Exhibits	51
	Signatures	52

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	September 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,043	$21,432
Trade receivables and contract assets, net of allowances for credit losses of $6,421 and $6,931, respectively	70,140	73,560
Inventories, net	31,557	18,173
Prepaid expenses and other current assets	29,661	50,248
Assets held for sale	2,016	—
Total current assets	171,417	163,413

Property and equipment, net	182,279	188,328
Operating lease right-of-use assets, net	48,827	49,165
Goodwill	94,286	94,286
Other intangible assets, net	264,767	274,396
Other assets	11,331	11,773
Total assets	$772,907	$781,361

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$24,954	$33,526
Accrued expenses and other current liabilities	25,500	28,218
Fees invoiced in advance	46,129	41,986
Current portion of long-term operating lease	9,505	11,774
Current portion of long-term debt	3,037	3,538
Total current liabilities	109,125	119,042
Long-term operating leases, net	41,588	40,010
Long-term debt, less current portion, net of debt issuance costs	392,978	389,801
Other long-term liabilities	35,360	34,963
Deferred tax liabilities, net	24,024	27,041
Total liabilities	603,075	610,857

Contingencies (Note 12)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at December 31, 2024 and at September 30, 2024; 33,717,662 issued and outstanding at December 31, 2024 and 26,015,129 at September 30, 2024	8,391	6,466
Additional paid-in capital	752,136	724,789
Accumulated deficit	(589,794)	(562,163)
Accumulated other comprehensive (loss) income	(901)	1,412
Total equity	169,832	170,504
Total liabilities and shareholders’ equity	$772,907	$781,361
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2024	2023
Service revenue	$53,557	$53,863
Product revenue	66,319	81,638
Total revenue	$119,876	$135,501
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	39,244	39,077
Cost of products sold (excluding depreciation and amortization of intangible assets)	55,594	62,951
Selling	5,137	5,348
General and administrative	19,152	19,927
Depreciation and amortization of intangible assets	14,179	14,250
Other operating expense	2,077	3,319
Operating loss	$(15,507)	$(9,371)
Other (expense) income:
Interest expense	(13,838)	(11,364)
Other (expense) income	(463)	1,413
Loss before income taxes	$(29,808)	$(19,322)
Income tax benefit	2,178	3,494
Consolidated net loss	$(27,630)	$(15,828)
Less: Net loss attributable to noncontrolling interests	—	(440)
Net loss attributable to common shareholders	$(27,630)	$(15,388)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(1.02)	$(0.60)
Diluted	$(1.02)	$(0.60)
Weighted-average number of common shares outstanding:
Basic	27,160	25,764
Diluted	27,160	25,764
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2024	2023
Consolidated net loss	$(27,630)	$(15,828)
Foreign currency translation	(2,130)	1,164
Defined benefit plan:
Pension cost amortization	66	46
Foreign currency translation	(249)	37
Other comprehensive (loss) income, net of tax	(2,313)	1,247
Consolidated comprehensive loss	(29,943)	(14,581)
Less: Comprehensive loss attributable to non-controlling interests	—	(440)
Comprehensive loss attributable to common stockholders	$(29,943)	$(14,141)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$170,504
Consolidated net loss	—	—	—	(27,630)	—	(27,630)
Issuance of common shares	6,900,000	1,725	25,799	—	—	27,524
Issuance of stock under employee stock plans	1,520	—	1	—	—	1
Stock-based compensation	—	—	1,770	—	—	1,770
Pension cost amortization	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	(2,379)	(2,379)
Other	801,013	200	(223)	(1)	—	(24)
Balance at December 31, 2024	33,717,662	$8,391	$752,136	$(589,794)	$(901)	$169,832

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest			(2,309)			224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2024	2023
Operating activities:
Consolidated net loss	$(27,630)	$(15,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,179	14,250
Employee stock compensation expense	1,770	1,897
Changes in deferred taxes	(2,802)	(5,318)
Provision for expected credit losses	(453)	(438)
Amortization of debt issuance costs and original issue discount	1,288	846
Non-cash interest and accretion expense	3,076	1,688
Other non-cash operating activities	643	(1,147)
Changes in operating assets and liabilities:
Trade receivables and contract assets	3,391	(1,497)
Inventories	(13,632)	6,058
Prepaid expenses and other current assets	19,606	7,096
Operating lease right-of-use assets and liabilities, net	(353)	138
Accounts payable	(7,240)	(2,845)
Accrued expenses and other current liabilities	(2,343)	(2,497)
Fees invoiced in advance	5,071	(20,012)
Other asset and liabilities, net	932	11,064
Net cash used in operating activities	(4,497)	(6,545)

Investing activities:
Capital expenditures	(4,459)	(5,572)
Proceeds from sale of property and equipment	—	1,529
Net cash used in investing activities	(4,459)	(4,043)

Financing activities:
Payments on revolving credit facility	(20,000)	—
Payments on senior term notes and delayed draw term loans	(691)	(691)
Borrowings on revolving credit facility	20,000	—
Issuance of common shares	27,524	—
Other financing activities, net	(708)	(2,230)
Net cash provided by (used in) financing activities	26,125	(2,921)

Effect of exchange rate changes on cash and cash equivalents	(558)	18

Net increase (decrease) in cash and cash equivalents	16,611	(13,491)
Cash and cash equivalents at beginning of period	21,432	35,492
Cash and cash equivalents at end of period	$38,043	$22,001

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,888	$11,068
Income taxes paid, net	$271	$298
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
The Company reports its results in two segments: Discovery and Safety Assessment (“DSA”) and Research Models and Services (“RMS”).

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

Through our RMS segment, we offer access to a wide range of small and large purpose-bred animal research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas, in addition to diet, bedding and enrichment products. We provide deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which can reduce nonclinical lead times and provide enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

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

On December 18, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as underwriter (the “Underwriter”), relating to the public offering of 6,000,000 common shares at a purchase price per share to the public of $4.25 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 900,000 common shares at the Offering Price, less underwriting discounts and commissions, which option was exercised in full and closed on December 30, 2024. Net proceeds from the offering were $27,524 after deducting the underwriting discounts and commissions and other offering expenses paid by the Company. The Company has and intends to continue to use the net proceeds from the offering for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2024, the Company had cash and cash equivalents of approximately $38,043 and access to a $15,000 revolver, which had no balance outstanding as of December 31, 2024. Further, for the three months ended December 31, 2024, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first quarter of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. The Company was in compliance with the maximum capital expenditure limit and the minimum EBITDA test for the six months ended December 31, 2024. The maximum capital expenditure limit and the minimum EBITDA test were the only two applicable covenants under the Credit Agreement as of or for any period ended December 31, 2024.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

During fiscal 2025, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to non-human primate ("NHP")-related product and service revenue, including pre-selling fiscal 2025 NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the unaudited condensed consolidated financial statements for the three months ended December 31, 2024 and 2023 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at December 31, 2024. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results for the fiscal year ending September 30, 2025.
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

The Company accounted for noncontrolling interests in accordance with Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”). ASC 810 requires companies with noncontrolling interests to disclose such interests as a portion of equity but separate from the parent’s equity. The noncontrolling interests’ portion of net loss is presented on the condensed consolidated statements of operations.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2024, and there have been no material changes to those significant accounting policies.
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
During the three months ended December 31, 2024 and December 31, 2023, one client accounted for 20.5% and 22.4% of revenue, respectively. During the three months ended December 31, 2024 and December 31, 2023, no vendors accounted for more than 10% of the sum of cost of services and cost of products.
2.    REVENUE FROM CONTRACTS WITH CLIENTS
DSA
The DSA segment generates service revenue through drug discovery and development services. The DSA segment generates product revenue through internally-manufactured scientific instruments for life sciences research and the related software for use by pharmaceutical companies, universities, government research centers and medical research institutions under the Company’s BASi product line. Refer to Note 1 – Description of the Business and Basis of Presentation for further discussion of types of services and products offered within the DSA segment.
RMS
The RMS segment generates product revenue through the commercial production, procurement and sale of research models, diet, bedding and enrichment products and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services ("GEMS"), client-owned animal colony care, and health monitoring and diagnostics services related to research models. Refer to Note 1 – Description of the Business and Basis of Presentation for further discussion of types of services and products offered within the RMS segment.
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

	Balance at December 31, 2024	Balance at September 30, 2024
Contract assets: Trade receivables	$61,255	$65,867
Contract assets: Unbilled revenue	15,306	14,624
Contract liabilities: Client deposits	28,902	24,898
Contract liabilities: Deferred revenue	17,227	17,088
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $8,500 and $10,399 of unpaid advanced client billings from both client receivables and deferred revenue as of December 31, 2024 and September 30, 2024, respectively.
The Company expects approximately 80% of deferred revenue to be recognized as revenue within the next twelve months and the remainder to be recognized thereafter during the remaining contract term.
Changes in the contract asset and the contract liability balances during the three months ended December 31, 2024 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 50% of unbilled revenue as of September 30, 2024, was billed during the three months ended December 31, 2024; and

•Changes in the time frame for a performance obligation to be satisfied – approximately 50% of deferred revenue as of September 30, 2024, was recognized as revenue during the three months ended December 31, 2024.

3.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the three months ended December 31, 2024 and 2023, the RMS segment reported intersegment revenue of $1,272 and $896, respectively, related to sales to the DSA segment. The following table presents revenue, operating income (loss) and other results of operations by reportable segment for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Revenue
DSA:
Service revenue	$41,843	$43,563
Product revenue	979	1,135
RMS:
Service revenue	11,714	10,300
Product revenue	65,340	80,503
	$119,876	$135,501

Operating Income (Loss)
DSA	$1,946	$1,593
RMS	(1,185)	5,078
Unallocated Corporate	(16,268)	(16,042)
	$(15,507)	$(9,371)

Interest expense	(13,838)	(11,364)
Other (expense) income	(463)	1,413
Loss before income taxes	$(29,808)	$(19,322)

The following table presents depreciation and amortization and capital expenditures by reportable segment for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Depreciation and amortization:
DSA	$4,583	$4,409
RMS	9,438	9,737
Unallocated Corporate	158	104
	$14,179	$14,250

Capital expenditures:
DSA	$376	2,275
RMS	4,083	3,297
	$4,459	$5,572
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended December 31,
	2024	2023
United States	$97,399	$111,769
Netherlands	15,834	18,062
Other	6,643	5,670
	$119,876	$135,501
Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	December 31,	September 30,
	2024	2024
United States	$163,221	$167,772
Netherlands	6,278	7,159
Other	12,780	13,397
	$182,279	$188,328

4.    DEBT

Long-term debt as of December 31, 2024 and September 30, 2024 is detailed in the table below.

	December 31, 2024	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$320	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	48	84
Second Lien Notes	19,221	17,846
Convertible Senior Notes	111,551	109,979
Term Loan Facility, DDTL and Incremental Term Loans	272,327	272,840
Total debt before unamortized debt issuance costs	$406,702	$405,289
Less: Debt issuance costs not amortized	(10,687)	(11,950)
Total debt, net of unamortized debt issuance costs	$396,015	$393,339
Less: Current portion	(3,037)	(3,538)
Total Long-term debt	$392,978	$389,801

Revolving Credit Facility

As of December 31, 2024 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and payments on the revolving credit facility during the three months ended December 31, 2024.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended December 31,
	2024	2023
Effective interest rates:
Term Loan	11.71%	11.53%
Initial DDTL	11.69%	11.51%
Additional DDTL	11.82%	11.64%

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and an administrative agent (the "Agent"), entered into the Credit Agreement. The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.

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

The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the Secured Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution

Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 12 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.

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

Second Lien Notes

Purchase Agreement

The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with certain investors (the "Purchasers"), pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and warrants to purchase 3,946,250 common shares (the "Warrants") for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional Warrants to purchase 200,000 common shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.

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

As of December 31, 2024 and September 30, 2024, there were $1,481 and $1,563, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2024, the total interest expense was $1,525, including coupon interest expense of $1,008, accretion expense of $360, and the amortization of debt discount and issuance costs of $157.

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

As of December 31, 2024 and September 30, 2024, there were $2,800 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2024, the total interest expense was $2,883 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,572, and the amortization of debt discount and issuance costs of $232. For the three months ended December 31, 2023, the total interest expense was $2,900 at an effective rate of 9.38%, including coupon interest expense of $1,144, accretion expense of $1,523, and the amortization of debt discount and issuance costs of $233.

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

As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024. The promissory note was paid in full as of December 1, 2024.

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

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	December 31,	September 30,
	2024	2024
Trade receivables	$61,255	$65,867
Unbilled revenue	15,306	14,624
Total	76,561	80,491
Less: Allowance for credit losses	(6,421)	(6,931)
Trade receivables and contract assets, net of allowances for credit losses	$70,140	$73,560

Inventories, net consisted of the following:

	December 31,	September 30,
	2024	2024
Raw materials	$1,844	$1,868
Work in progress	89	61
Finished goods	4,038	4,174
Research Model Inventory	28,676	14,870
Total	34,647	20,973
Less: Obsolescence reserve	(3,090)	(2,800)
Inventories, net	$31,557	$18,173

Prepaid expenses and other current assets consisted of the following:

	December 31,	September 30,
	2024	2024
Advances to suppliers	$14,812	$36,516
Prepaid research models	4,434	4,993
Income tax receivable	2,225	2,602
Note receivable	1,335	1,280
Other	6,855	4,857
Prepaid expenses and other current assets	$29,661	$50,248

The composition of other assets is as follows:

	December 31,	September 30,
	2024	2024
Long-term advances to suppliers	$6,131	$6,082
Funded status of defined benefit plan	2,986	3,142
Other	2,214	2,549
Other assets	$11,331	$11,773

Accrued expenses and other current liabilities consisted of the following:

	December 31,	September 30,
	2024	2024
Accrued compensation	$8,807	$10,851
Non-income taxes	4,197	4,409
Accrued interest	1,455	3,017
Other	6,041	4,941
Resolution and Plea Agreements (1)	5,000	5,000
Accrued expenses and other current liabilities	$25,500	$28,218

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of each of December 31, 2024 and September 30, 2024. The remaining $17,000 was included in other long-term liabilities on the condensed consolidated balance sheets as of each of December 31, 2024 and September 30, 2024 as described below.

The composition of fees invoiced in advance is as follows:

	December 31,	September 30,
	2024	2024
Client deposits	$28,902	$24,898
Deferred revenue	17,227	17,088
Fees invoiced in advance	$46,129	$41,986

The composition of other liabilities is as follows:

	December 31,	September 30,
	2024	2024
Long-term client deposits	$16,966	$16,966
Other	1,152	997
Resolution and Plea Agreements (1)	17,242	17,000
Other liabilities	$35,360	$34,963

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of each of December 31, 2024 and September 30, 2024. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the final payment. Therefore, long-term accrued interest is also presented within other long-term liabilities.

6.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2025, the Company expects to contribute $0 to the Pension Plan. As of December 31, 2024, the funded status of the defined benefit plan obligation of $2,986 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the condensed consolidated statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended December 31,
	2024	2023
Components of net periodic expense:
Interest cost	$178	$181
Expected return on assets	(221)	(192)
Amortization of prior loss	(23)	(35)
Net periodic expense	$(66)	$(46)

7.    OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended December 31,
	2024	2023
Acquisition and integration costs	$—	$70
Restructuring costs [1]	224	1,034
Startup costs	559	830
Remediation costs	—	283
Other costs	1,294	1,102
	$2,077	$3,319

[1]Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy, the in-house integration of the Company’s North American transportation operations and Phase Two of the Company's site optimization program as discussed in Note 8 – Restructuring and Assets Held for Sale.

8.    RESTRUCTURING AND ASSETS HELD FOR SALE

During June 2022, the Company approved and announced a plan to close its facility in Cumberland, Virginia. Further, during fiscal 2023, the Company announced restructuring and site optimization plans that included the following sites, which were identified for relocation of operations: Dublin, Virginia, Gannat, France, Blackthorn, U.K., RMS St. Louis, Missouri, Spain, Boyertown, Pennsylvania, Haslett, Michigan and Israel ("Phase One"). As of September 30, 2024, Phase One of the Company's restructuring and site optimization plans was complete.

During the three months ended December 31, 2024, the Company initiated the next phase of its site optimization program to further improve and consolidate additional RMS facilities in the U.S. ("Phase Two"). In connection with Phase Two, one U.S. site met the held for sale criteria as of December 31, 2024. The assets held for sale consist of land and buildings, which are a part of the RMS operating segment.

9.    LEASES

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

ROU lease assets and operating lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	December 31, 2024	September 30, 2024

Operating ROU assets, net	$48,827	$49,165

Current portion of operating lease liabilities	9,505	11,774
Long-term operating lease liabilities	41,588	40,010
Total operating lease liabilities	$51,093	$51,784
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three months ended December 31, 2024 and 2023 were:

	Three Months Ended December 31,
	2024	2023
Operating lease costs:
Fixed operating lease costs	$3,439	$3,103
Lease income	(700)	(764)
Total operating lease cost	$2,739	$2,339

The Company serves as lessor to a lessee in five facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended December 31,
	2024	2023
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,299	$2,966

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,191	$11,392

The weighted average remaining lease term and discount rate for the Company’s operating leases as of December 31, 2024 and 2023 were:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)
Operating lease	9.14	8.96
Weighted-average discount rate (in percentages)
Operating lease	12.47%	11.75%
Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of December 31, 2024, maturities of operating lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

Operating Leases
2025 (remainder of fiscal year)	$8,035
2026	11,739
2027	9,786
2028	8,619
2029	7,870
Thereafter	48,342
Total minimum future lease payments	94,391
Less interest	(43,298)
Total lease liability	51,093

10.    EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

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

As of December 31, 2024 and September 30, 2024, no preferred shares were outstanding.

Offering

On December 18, 2024, the Company entered into the Underwriting Agreement as discussed in Note 1 - Description of the Business and Basis of Presentation, relating to the public offering of 6,000,000 common shares at a purchase price per share to the public of $4.25. Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 900,000 common shares at the Offering Price, less underwriting discounts and commissions, which option was exercised in full and closed on December 30, 2024. Net proceeds from the offering were $27,524 after deducting the underwriting discounts and commissions and other offering expenses paid by the Company.

Warrants

The Warrants are classified as equity instruments, have an exercise price of $1.57 per share, are exercisable at any time until September 13, 2034. Refer to Note 4 - Debt for further discussion of the transactions contemplated by the Purchase Agreement and the Fee Letter. During the three months ended December 31, 2024, 1,112,126 of the Warrants were exercised on a cashless basis and exchanged for 801,013 common shares. This is included in the condensed consolidated statements of shareholders' equity and noncontrolling interest in the "Other" line for the three months ended December 31, 2024.

Stock-Based Compensation

On March 14, 2024, the Company's shareholders approved the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of December 31, 2024, 306,216 shares remained available for grants under the 2024 Plan.

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended December 31, 2024 and 2023, was $1,770 and 1,897, respectively.

Loss per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended December 31,
	2024	2023
Numerator:
Consolidated net loss	$(27,630)	$(15,828)
Less: Net loss attributable to noncontrolling interests	—	(440)
Net loss attributable to common shareholders	(27,630)	(15,388)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	27,160	25,764
Weighted-average shares outstanding - Diluted (in thousands)	27,160	25,764
Anti-dilutive common share equivalents (1)	9,784	5,796
(1) For the three months ended December 31, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. For the three months ended December 31, 2023, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 shares of common stock issuable upon conversion of the Notes. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted loss per share for those periods because their inclusion would have had an anti-dilutive effect.

11.    INCOME TAXES

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

The Company’s effective tax rates for the three months ended December 31, 2024 and 2023 were 7.3% and 18.1%, respectively. For the three months ended December 31, 2024, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the three months ended December 31, 2023, the Company’s effective tax rate was primarily driven by nondeductible expenses.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The Company measures the amount of the accrual for which an exposure exists as the largest amount of benefit determined on a cumulative probability basis that it believes is more likely than not to be realized upon settlement of the position. As of December 31, 2024, the Company had no material liability for uncertain tax positions.

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

12.    CONTINGENCIES AND COMMITMENTS

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo RMS and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “Agreement”) that incorporated the material terms of the MOU and is subject to court approval. The Agreement contains no admission of liability or wrongdoing by Envigo RMS. The Agreement provides that, if the settlement is approved by the court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the court’s final approval of the settlement, and the following ones in the three subsequent quarters. We anticipate that a motion for preliminary approval of the settlement will be filed and heard in the second quarter of calendar year 2025. While the timeline for final court approval is not yet determined, the Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

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

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934 arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The consolidated Federal Derivative Actions are currently stayed pursuant to the securities class action matter. While the Company cannot predict the outcome of these matters, the Company believes the consolidated Federal Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” and together with the Whitfield Derivative Action, the “State Derivative Actions”). The State Derivative Actions collectively assert claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action. The consolidated State Derivative Actions are currently stayed pursuant to the securities class action matter. While the Company cannot predict the outcome of these matters, the Company believes the consolidated State Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

On January 13, 2022, the Company filed a complaint against Freese and Nichols, Inc. ("FNI") titled Envigo RMS Holding Corp. and Envigo Global Services, Inc. v. Freese and Nichols, Inc., Case No. 22-01-61647-CV, in the District Court of Jim Wells County, Texas, 79th Judicial District related to, among other things, FNI’s failure to design an adequately sized lagoon to dispose of the current wastewater and wastewater from expanded operations in the future. The complaint asserts claims against FNI for negligence, negligence per se, and breach of contract seeking damages and attorney fees and costs. The Company cannot predict the outcome of this matter and cannot reasonably estimate potential recoveries, if any, related to this matter.

The Company is party to certain other legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on the Company's operations, financial condition or liquidity.

Government Investigations and Actions

The Company is subject to and/or involved in government investigations, inquiries and actions, including those described below. Given their inherent uncertainty, except as otherwise noted, the Company cannot predict the duration or outcome of the pending matter described below. An adverse outcome of the matter could have a material adverse impact on the Company’s operations, financial condition, operating results and cash flows.

On May 23, 2023, Inotiv received a voluntary request from the U.S. Securities and Exchange Commission (“SEC”) seeking documents and information for the period December 1, 2017 to the present regarding the Company, Envigo Global
Services, Inc. ("EGSI"), and OBRC’s importation of NHPs from Asia, including information relating to whether their importation practices complied with the U.S. Foreign Corrupt Practices Act. In March 2024, the SEC provided the Company a formal order of investigation concerning this matter that is dated January 9, 2024, and on April 12, 2024, the SEC provided supplemental document requests to the Company. The Company is cooperating with the SEC.

Resolution Agreement and Plea Agreement

On June 3, 2024, the Company announced that it had reached agreement with the U.S. Department of Justice ("DOJ") to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS in November 2021. In connection with such resolution, the Company and its related entities entered into the Resolution Agreement with the DOJ and the U.S. Attorney’s Office for the Western District of Virginia ("USAO-WDV"), and Envigo RMS and EGSI entered into the Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo RMS and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement.

Pursuant to the Resolution Agreement and the Plea Agreement, the Company, Envigo RMS and EGSI, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) on January 20, 2025, appoint the Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires on January 20, 2030, five years from appointment of the Compliance Monitor, unless the Company is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire on January 20, 2028, three years from appointment of the Compliance Monitor, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo RMS and EGSI being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution.
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of non-human primate ("NHP") supply and demand matters; (v) compliance with the Resolution Agreement and Plea Agreement and the expected impacts on the Company related to the compliance plan and compliance monitor, and the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our outstanding indebtedness and to comply or regain compliance with financial covenants, including those established by the Seventh Amendment to our Credit Agreement; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xi) our expectations regarding the volume of new bookings, pre-sales, pricing, cost savings initiatives, expansion of services, operating income or losses and liquidity; (xii) our ability to effectively fill the recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; and (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and in subsequent filings with the SEC, many of which are beyond our control.
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

Through our RMS segment, we offer access to a wide range of small and large purpose-bred animal research models for basic research and drug discovery and development, as well as specialized models for specific diseases and therapeutic areas, in addition to diet, bedding and enrichment products. We provide deep animal husbandry expertise and expanded access to scientists across the discovery and preclinical continuum, which can reduce nonclinical lead times and provide enhanced project delivery. In conjunction with our DSA business, we have the ability to run selected nonclinical studies directly on-site at closely located research model facilities and provide access to innovative genetically engineered models and services solutions. Our principal clients include biopharmaceutical companies, CROs, and academic and government organizations.

During the three months ended December 31, 2024, we moved forward with many of our strategic objectives which include improving the Company’s liquidity position, reducing NHP revenue volatility, continuing to focus on client satisfaction and client relationships and continuing integration efforts. Our recent equity offering provided net proceeds of $27,524. This additional equity assists in reducing liquidity risk and allows us to continue to make strategic long-term decisions, while providing additional operational stability.

In an effort to reduce revenue volatility, we have expanded our NHP client base for calendar 2025 and have continued to pre-sell our NHP inventory, which we anticipate will deliver a more consistent revenue stream as compared to fiscal 2024. In addition, we expect our revenue from our colony management services to continue to increase in calendar 2025 as compared to calendar 2024. During the three months ended December 31, 2024, we continued to invest in our NHP facilities in order to support our growth initiatives. Further, we continued to make progress integrating and improving our North American transportation and distribution systems, which we brought in house during fiscal 2024. This has provided an improved client experience and improved our operational efficiency.

We previously announced we would continue our site optimization plan for the RMS business. This includes closing and relocating operations for three additional U.S. sites, while expanding an existing leased location. We are currently in the process of executing on this initiative, which we expect to complete by the end of fiscal 2026. Our production capacity is expected to be unchanged. Once completed, we expect approximately $4,000 to $5,000 in annual cost savings from lower cost of production and reduced repair and maintenance expense on facilities, along with improved service for clients.

Refer to Note 8 – Restructuring and Assets Held for Sale in our condensed consolidated financial statements contained in Part I, Item 1 for more information related to the site optimizations.

Financial Highlights During Three Months Ended December 31, 2024

•Revenue was $119,876 in the three months ended December 31, 2024, a decrease of $15,625 or 11.5%, compared to $135,501 during the three months ended December 31, 2023, driven by a decrease of $13,749, or 15.1%, in RMS revenue and a $1,876, or 4.2%, decrease in DSA revenue.
•Consolidated net loss for three months ended December 31, 2024 was $27,630, or 23.0% of total revenue, compared to consolidated net loss of $15,828, or 11.7% of total revenue, in three months ended December 31, 2023.

•Book-to-bill ratio for the three months ended December 31, 2024 was 1.01x for the DSA services business.

•DSA backlog was $130,392 at December 31, 2024 compared to $129,916 at September 30, 2024 and $152,300 at December 31, 2023.

Results of Operations
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
DSA

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$42,822	$44,698	$(1,876)	(4.2)%
Cost of revenue[1]	30,812	31,649	(837)	(2.6)%
Operating expenses[2]	5,481	7,047	(1,566)	(22.2)%
Depreciation and amortization of intangible assets	4,583	4,409	174	3.9%
Operating income[3]	$1,946	$1,593	$353	22.2%
Operating income % of total revenue	1.6%	1.2%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue decreased $1,876 in the three months ended December 31, 2024 compared to the three months ended December 31, 2023. The decrease in DSA revenue was primarily driven by a decrease in discovery service revenue.

DSA operating income increased by $353 in the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to a decrease of $1,566 in operating expenses and a decrease of $837 in cost of revenue, partially offset by an increase of $174 in depreciation and amortization of intangible assets and the revenue decrease discussed above. The decrease in operating expenses primarily related to decreases in startup costs, professional fees, repairs and maintenance expense and non-income taxes. The decrease in cost of revenue was primarily due to decreases in research animal model purchases, partially offset by increases in compensation and benefits expense.

RMS

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Revenue	$77,054	$90,803	$(13,749)	(15.1)%
Cost of revenue[1]	64,026	70,379	(6,353)	(9.0)%
Operating expenses[2]	4,775	5,609	(834)	(14.9)%
Depreciation and amortization of intangible assets	9,438	9,737	(299)	(3.1)%
Operating (loss) income [3]	$(1,185)	$5,078	$(6,263)	(123.3)%
Operating (loss) income % of total revenue	(1.0)%	3.7%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
RMS revenue decreased $13,749 in the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due primarily to the negative impact of lower NHP product and service revenue of $13,509.
RMS operating loss was $1,185 in the three months ended December 31, 2024 compared to operating income of $5,078 in the three months ended December 31, 2023, a decrease of $6,263. This change was primarily due to decreased revenue, primarily due to lower pricing for NHPs, partially offset by decreased cost of revenue, decreased operating expenses and decreased depreciation and amortization of intangible assets. The decrease of $6,353 in cost of revenue was primarily due to reduced costs of $3,928 associated with lower NHP-related product and service revenue, reduced transportation costs and reduced utilities costs, partially offset by increased rent expense. The $834 decrease in operating expenses was primarily due to reduced restructuring costs as compared to the comparable prior year period.
Unallocated Corporate

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
Operating expenses[1]	$16,110	$15,938	$172	1.1%
Depreciation and amortization of intangible assets	158	104	54	51.9%
Operating loss[2]	$16,268	$16,042	$226	1.4%
Operating loss % of total revenue	(13.6)%	(11.8)%
[1]Operating expenses include general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expense that are not directly related or allocated to the reportable segments. The increase in unallocated corporate operating expenses of $172 in the three months ended December 31, 2024, compared to the three months ended December 31, 2023 was primarily driven by increases in legal fees, partially offset by reduced compensation and benefits expense and stock compensation expense.
Other Expense
Other expense increased by $4,350 for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 primarily driven by an increase of $2,474 in interest expense as a result of increasing interest rates, interest incurred in relation to the Second Lien Notes (as defined below) issued in September 2024, periodic draws on our revolving credit facility and foreign exchange losses.
Income Taxes

The Company’s effective tax rates for the three months ended December 31, 2024 and 2023 were 7.3% and 18.1%, respectively. For the three months ended December 31, 2024, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the three months ended December 31, 2023, the Company’s effective tax rate was primarily driven by nondeductible expenses.
Consolidated Net Loss
As a result of the above described factors, we had a consolidated net loss of $27,630 for the three months ended December 31, 2024 as compared to a consolidated net loss of $15,828 during the three months ended December 31, 2023.
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

On December 18, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as underwriter (the “Underwriter”), relating to the public offering of 6,000,000 common shares at a purchase price per share to the public of $4.25 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase up to an additional 900,000 common shares at the Offering Price, less underwriting discounts and commissions, which option was exercised in full and closed on December 30, 2024. Net proceeds from the offering were $27,524 after deducting the underwriting discounts and commissions and other offering expenses paid by the Company. The Company has and intends to continue to use the net proceeds from the offering for working capital, capital expenditures and other general corporate purposes.

As of December 31, 2024, the Company had cash and cash equivalents of approximately $38,043 and access to a $15,000 revolver, which had no balance outstanding as of December 31, 2024. Further, for the three months ended December 31, 2024, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first quarter of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remains unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes. Additionally, access to the revolver would be restricted and such funds would not be available to pay for any operating activities.

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. The Company was in compliance with the maximum capital expenditure limit and the minimum EBITDA test for the six months ended December 31, 2024. The maximum capital expenditure limit and the minimum EBITDA test were the only two applicable covenants under the Credit Agreement as of or for any period ended December 31, 2024.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to its Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

During fiscal 2025, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to NHP-related product and service revenue, including pre-selling fiscal 2025 NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next 12 months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.
Comparative Cash Flow Analysis
At December 31, 2024, we had cash and cash equivalents of $38,043, compared to $21,432 at September 30, 2024.
Net cash used in operating activities was $4,497 for the three months ended December 31, 2024 compared to $6,545 for the three months ended December 31, 2023.
Net cash used in operating activities in the three months ended December 31, 2024, was driven by consolidated net loss of $(27,630), partially offset by non-cash charges of $17,701 and a net increase in operating assets and liabilities of $5,432. Non-cash charges primarily included $14,179 for depreciation and amortization, non-cash interest and accretion of $3,076, $1,770 for non-cash stock compensation expense, and amortization of debt issuance costs and original issue discount of $1,288, partially offset by a decrease in deferred taxes of $2,802.
Net cash used in operating activities for the three months ended December 31, 2023 was primarily driven by a consolidated net loss of $15,828, partially offset by non-cash charges of $11,778. Non-cash charges primarily included $14,250 for depreciation and amortization and $1,897 for non-cash stock compensation expense, partially offset by changes in deferred taxes of $5,318. The change in net operating assets and liabilities was not significant for the three months ended December 31, 2023. The decreases in inventories and prepaid expenses and other current assets were driven by the timing of prepaid deposits for future NHP shipments, the shipment of NHPs and the collection of cash as it relates to the shipments to clients.

Net cash used in investing activities of $4,459 in the three months ended December 31, 2024 was due to capital expenditures of $4,459. The capital additions during the three months ended December 31, 2024 primarily consisted of investments in facility improvements and site expansions to support future service revenue growth.
Net cash used in investing activities of $4,043 in the three months ended December 31, 2023 was primarily due to capital expenditures of $5,572. The capital additions during the three months ended December 31, 2023 primarily consisted of investments in completing our DSA capacity expansions in Fort Collins, Colorado, infrastructure improvements in NHP facilities and renovations in the U.K. in order to complete expansion of Hillcrest for the new client contracts and the consolidation of Blackthorn, enhancements in laboratory technology, and improvements for animal welfare.
Net cash provided by financing activities of $26,125 in the three months ended December 31, 2024 primarily included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $20,000, partially offset by payments on the revolving credit facility of $20,000.
Net cash used in financing activities of $2,921 in the three months ended December 31, 2023 primarily included principal payments of $691 on the senior term notes and delayed draw term loans and other net financing payments of $2,230.

Capital Resources

Long-term debt as of December 31, 2024 and September 30, 2024 is detailed in the table below.

	December 31, 2024	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$320	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	48	84
Second Lien Notes	19,221	17,846
Convertible Senior Notes	111,551	109,979
Term Loan Facility, DDTL and Incremental Term Loans	272,327	272,840
Total debt before unamortized debt issuance costs	$406,702	$405,289
Less: Debt issuance costs not amortized	(10,687)	(11,950)
Total debt, net of unamortized debt issuance costs	$396,015	$393,339
Less: Current portion	(3,037)	(3,538)
Total Long-term debt	$392,978	$389,801

Revolving Credit Facility

As of December 31, 2024 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the statements of cash flows for information related to borrowings and payments on the revolving credit facility during the three months ended December 31, 2024.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended December 31,
	2024	2023
Effective interest rates:
Term Loan	11.71%	11.53%
Initial DDTL	11.69%	11.51%
Additional DDTL	11.82%	11.64%

Credit Agreement

On November 5, 2021, the Company, certain subsidiaries of the Company (the “Subsidiary Guarantors”), the lenders party thereto, and an administrative agent (the "Agent"), entered into the Credit Agreement. The Credit Agreement provides for a term loan facility (the "Term Loan") in the original principal amount of $165,000, a delayed draw term loan facility in the original principal amount of $35,000 (available to be drawn up to 18 months from the date of the Credit Agreement) (the “Initial DDTL” and together with the Additional DDTL, the “DDTL”) and a revolving credit facility in the original principal amount of $15,000. On November 5, 2021, the Company borrowed the full amount of the term loan facility, but did not borrow any amounts on the DDTL or the revolving credit facility.

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

The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ending March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the Secured Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 12 - Contingencies for further discussion of the Resolution Agreement and Plea Agreement.

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

Second Lien Notes

Purchase Agreement

The Company and the Subsidiary Guarantors entered into a Purchase Agreement (the “Purchase Agreement”), dated September 13, 2024, with certain investors (the "Purchasers"), pursuant to which the Purchasers acquired $22,000 in aggregate principal amount of the Second Lien Notes and warrants to purchase 3,946,250 common shares (the "Warrants") for consideration comprised of (i) $17,000 in cash and (ii) the cancellation of approximately $8,333 of the Company’s

Notes held by certain of the Purchasers. In connection with the transactions contemplated by the Purchase Agreement, and pursuant to a Fee Letter between the Company and the structuring agent, the Company also issued to the structuring agent $550 aggregate principal amount of the Second Lien Notes and additional Warrants to purchase 200,000 common shares as compensation for its services as structuring agent for the transactions. In connection therewith, $8,333 of the Notes were cancelled by the Company under the terms of the Purchase Agreement, such that the aggregate principal amount of Notes that remains outstanding is $131,667.

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

As of December 31, 2024 and September 30, 2024, there were $1,481 and $1,563, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2024, the total interest expense was $1,525, including coupon interest expense of $1,008, accretion expense of $360, and the amortization of debt discount and issuance costs of $157.

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

As of December 31, 2024 and September 30, 2024, there were $2,800 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended December 31, 2024, the total interest expense was $2,883 at an effective rate of 9.38%, including coupon interest expense of $1,079, accretion expense of $1,572, and the amortization of debt discount and issuance costs of $232. For the three months ended December 31, 2023, the total interest expense was $2,900 at an effective rate of 9.38%, including coupon interest expense of $1,144, accretion expense of $1,523, and the amortization of debt discount and issuance costs of $233.

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

As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bears interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024. The promissory note was paid in full as of December 1, 2024.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three months ended December 31, 2024 to the application of our critical accounting estimates as described in our Annual Report.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of December 31, 2024, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at December 31, 2024 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million pre-tax reduction in net earnings over a one-year period.
Foreign Currency Exchange Rate Risk
We operate on a global basis and have exposure to some foreign currency exchange rate fluctuations for our financial position, results of operations, and cash flows.
While the financial results of our global activities are reported in U.S. dollars, our foreign subsidiaries typically conduct their operations in their respective local currency. The principal functional currencies of the Company’s foreign subsidiaries are the Euro and British Pound.

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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our December 31, 2024 cash balance by approximately $0.6 million and our revenue by approximately $2.2 million for the three months ended December 31, 2024.
ITEM 4 – CONTROLS AND PROCEDURES
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
Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of December 31, 2024 because of the material weaknesses in internal control over financial reporting described below.
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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of December 31, 2024:
a)Management did not design and maintain effective controls over information technology general controls (ITGCs) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at December 31, 2024; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at December 31, 2024.

As of the date of this report, Management has updated the design of several controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. Management's efforts have resulted in the effective design of ITGCs over the enterprise resource planning system in which the discovery and safety assessment business, as well as certain corporate functions, operate. Additionally, Management effectively designed ITGCs in connection with certain third party hosted applications utilized in connection with certain processes. Management also performed testing over the related ITGCs covering a limited period of fiscal 2024. The material weaknesses related to our ITGCs cannot be considered remediated until the applicable controls operate for a sufficient period of time and a sufficient period of time was not achieved for fiscal 2024.

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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II

ITEM 1 – LEGAL PROCEEDINGS

Information pertaining to legal proceedings can be found in Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

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

You should carefully consider the risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, including those disclosed under the heading “Risk Factors” appearing in Item 1A of Part I of the Annual Report on Form 10-K. There have been no material changes in those risk factors. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules), except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Common Shares to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)
Terry Coelho, Director	December 10, 2024	Rule 10b5-1 Trading Arrangement	5,500 shares to be sold	April 1, 2025

(1) Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of the completion of all purchases or sales or the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule.

ITEM 6 – EXHIBITS

Number		Description of Exhibits

(2)	2.1
Stock Purchase Agreement, dated January 27, 2022, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 31, 2022).

	2.2
Amendment No. 1 to Stock Purchase Agreement, dated April 4, 2023, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.1 to the Form 10-Q filed May 15, 2023).

	2.3
Amendment No. 2 to Stock Purchase Agreement, dated May 24, 2024, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.4 to Form 10-K filed December 4, 2024).

	2.4
Amendment No. 3 to Stock Purchase Agreement, dated October 23, 2024, by and among Envigo Global Services, Inc., Inotiv, Inc. and Orient Bio, Inc. (incorporated by reference to Exhibit 2.5 to Form 10-K filed December 4, 2024).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: February 5, 2025	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2025	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer)

Date: February 5, 2025	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)