Form 10-Q
period 2025-03-31
Inotiv, Inc.
filed 2025-05-08
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Yes ☐     No ☒
As of April 30, 2025, 34,352,978 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and September 30, 2024	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended March 31, 2025 and 2024 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Six Months Ended March 31, 2025 and 2024 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2025 and 2024 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	10
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	53
Item 1A	Risk Factors	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3	Defaults Upon Senior Securities	55
Item 4	Mine Safety Disclosures	55
Item 5	Other Information	55
Item 6	Exhibits	56
	Signatures	57

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	September 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,299	$21,432
Trade receivables and contract assets, net of allowances for credit losses of $5,902 and $6,931, respectively	70,940	73,560
Inventories, net	38,042	18,173
Prepaid expenses and other current assets	41,996	50,248
Assets held for sale	3,381	—
Total current assets	173,658	163,413

Property and equipment, net	181,155	188,328
Operating lease right-of-use assets, net	46,761	49,165
Goodwill	94,286	94,286
Other intangible assets, net	256,590	274,396
Other assets	13,516	11,773
Total assets	$765,966	$781,361

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,213	$33,526
Accrued expenses and other current liabilities	26,600	28,218
Fees invoiced in advance	40,463	41,986
Current portion of long-term operating lease	8,988	11,774
Current portion of long-term debt	7,146	3,538
Total current liabilities	115,410	119,042
Long-term operating leases, net	40,225	40,010
Long-term debt, less current portion, net of debt issuance costs	392,394	389,801
Other long-term liabilities	37,326	34,963
Deferred tax liabilities, net	22,919	27,041
Total liabilities	608,274	610,857

Contingencies and Commitments (Note 12)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at March 31, 2025 and at September 30, 2024; 34,348,540 issued and outstanding at March 31, 2025 and 26,015,129 at September 30, 2024	8,549	6,466
Additional paid-in capital	753,563	724,789
Accumulated deficit	(604,684)	(562,163)
Accumulated other comprehensive income	264	1,412
Total equity	157,692	170,504
Total liabilities and shareholders’ equity	$765,966	$781,361
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service revenue	$56,128	$56,961	$109,685	$110,824
Product revenue	68,195	62,074	134,514	143,712
Total revenue	$124,323	$119,035	$244,199	$254,536
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	43,492	38,663	82,736	77,740
Cost of products sold (excluding depreciation and amortization of intangible assets)	51,840	53,694	107,434	116,645
Selling	5,078	5,403	10,215	10,751
General and administrative	17,152	19,796	36,304	39,723
Depreciation and amortization of intangible assets	13,824	14,155	28,003	28,405
Other operating (income) expense	(4,125)	30,440	(2,048)	33,759
Operating loss	$(2,938)	$(43,116)	$(18,445)	$(52,487)
Other income (expense):
Interest expense	(13,446)	(11,088)	(27,284)	(22,452)
Other income (expense)	408	(239)	(55)	1,174
Loss before income taxes	$(15,976)	$(54,443)	$(45,784)	$(73,765)
Income tax benefit	1,110	6,364	3,288	9,858
Consolidated net loss	$(14,866)	$(48,079)	$(42,496)	$(63,907)
Less: Net loss attributable to noncontrolling interests	—	—	—	(440)
Net loss attributable to common shareholders	$(14,866)	$(48,079)	$(42,496)	$(63,467)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(0.44)	$(1.86)	$(1.39)	$(2.46)
Diluted	$(0.44)	$(1.86)	$(1.39)	$(2.46)
Weighted-average number of common shares outstanding:
Basic	33,995	25,831	30,540	25,797
Diluted	33,995	25,831	30,540	25,797

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Consolidated net loss	$(14,866)	$(48,079)	$(42,496)	$(63,907)
Foreign currency translation	1,120	(747)	(1,010)	417
Defined benefit plan:
Pension cost amortization	69	47	135	93
Foreign currency translation	(24)	(107)	(273)	(70)
Other comprehensive income (loss), net of tax	1,165	(807)	(1,148)	440
Consolidated comprehensive loss	(13,701)	(48,886)	(43,644)	(63,467)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(440)
Comprehensive loss attributable to common stockholders	$(13,701)	$(48,886)	$(43,644)	$(63,027)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$170,504
Consolidated net loss	—	—	—	(27,630)	—	(27,630)
Issuance of common shares	6,900,000	1,725	25,799	—	—	27,524
Issuance of stock under employee stock plans	1,520	—	1	—	—	1
Stock-based compensation	—	—	1,770	—	—	1,770
Pension cost amortization	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	(2,379)	(2,379)
Other	801,013	200	(223)	(1)	—	(24)
Balance at December 31, 2024	33,717,662	$8,391	$752,136	$(589,794)	$(901)	$169,832
Consolidated net loss	—	—	—	(14,866)	—	(14,866)
Issuance of stock under employee stock plans	630,878	158	(131)	—	—	27
Stock-based compensation	—	—	1,435	—	—	1,435
Pension cost amortization	—	—	—	—	69	69
Foreign currency translation adjustment	—	—	—	—	1,096	1,096
Other	—	$—	$123	$(24)	$—	99
Balance at March 31, 2025	34,348,540	$8,549	$753,563	$(604,684)	$264	$157,692

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest			(2,309)			224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162
Consolidated net loss	—	—	—	(48,079)	—	—	(48,079)
Issuance of stock under employee stock plans	114,715	29	(27)	—	—	—	2
Stock-based compensation	—	—	1,884	—	—	—	1,884
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(854)	—	(854)
Balance at March 31, 2024	25,905,395	$6,438	$717,139	$(517,185)	$770	$—	$207,162
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2025	2024
Operating activities:
Consolidated net loss	$(42,496)	$(63,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,003	28,405
Employee stock compensation expense	3,205	3,781
Changes in deferred taxes	(4,028)	(10,391)
Provision for expected credit losses	(975)	(245)
Amortization of debt issuance costs and original issue discount	2,556	1,686
Non-cash interest and accretion expense	6,090	3,336
Other non-cash operating activities	1,178	(655)
Changes in operating assets and liabilities:
Trade receivables and contract assets	3,370	22,265
Inventories	(20,001)	10,781
Prepaid expenses and other current assets	7,483	(3,565)
Operating lease right-of-use assets and liabilities, net	(167)	807
Accounts payable	(129)	(3,119)
Accrued expenses and other current liabilities	(1,374)	5,276
Fees invoiced in advance	(814)	(14,100)
Other asset and liabilities, net	787	30,018
Net cash (used in) provided by operating activities	(17,312)	10,373

Investing activities:
Capital expenditures	(9,932)	(12,594)
Proceeds from sale of property and equipment	22	3,964
Net cash used in investing activities	(9,910)	(8,630)

Financing activities:
Payments on revolving credit facility	(20,000)	—
Payments on senior term notes and delayed draw term loans	(1,382)	(1,382)
Borrowings on revolving credit facility	20,000	—
Issuance of common shares	27,524	—
Other financing activities, net	(649)	(2,712)
Net cash provided by (used in) financing activities	25,493	(4,094)

Effect of exchange rate changes on cash and cash equivalents	(404)	(446)

Net decrease in cash and cash equivalents	(2,133)	(2,797)
Cash and cash equivalents at beginning of period	21,432	35,492
Cash and cash equivalents at end of period	$19,299	$32,695

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,111	$16,891
Income taxes paid, net	$1,135	$1,175
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

As of March 31, 2025, the Company had cash and cash equivalents of approximately $19,299 and access to a $15,000 revolver, which had no balance outstanding. Further, for the six months ended March 31, 2025, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

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

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. The Company was in compliance with the maximum capital expenditure limit and the minimum EBITDA test for the nine months ended March 31, 2025. The maximum capital expenditure limit and the minimum EBITDA test were the only two applicable covenants under the Credit Agreement as of or for any period ended March 31, 2025.

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

During the next twelve months, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to non-human primate ("NHP")-related product and service revenue, including pre-selling NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next twelve months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the unaudited condensed consolidated financial statements for the three and six months ended March 31, 2025 and 2024 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at March 31, 2025. The results of operations for the three and six months ended March 31, 2025 are not necessarily indicative of the results for the fiscal year ending September 30, 2025.
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

In January 2025, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)”. ASU 2024-03 requires enhanced disclosures on disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted, and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.
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
During the three and six months ended March 31, 2025, one client accounted for 11.9% and 16.0% of revenue, respectively. During the three and six months ended March 31, 2024, one client accounted for 15.2% and 19.0% of revenue, respectively. During the three and six months ended March 31, 2025, two vendors in the aggregate accounted for 28.5% and 20.0%, respectively, of the sum of cost of services and cost of products. During the three and six months ended March 31, 2024, one vendor accounted for 23.0% and 12.5%, respectively, of the sum of cost of services and cost of products.
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

	Balance at March 31, 2025	Balance at September 30, 2024
Contract assets: Trade receivables	$65,313	$65,867
Contract assets: Unbilled revenue	11,529	14,624
Contract liabilities: Client deposits	24,044	24,898
Contract liabilities: Deferred revenue	16,419	17,088
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $10,879 and $10,399 of unpaid advanced client billings from both client receivables and deferred revenue as of March 31, 2025 and September 30, 2024, respectively.
The Company expects approximately 80% of deferred revenue to be recognized as revenue within the next twelve months and the remainder to be recognized thereafter during the remaining contract term.
Changes in the contract asset and the contract liability balances during the six months ended March 31, 2025 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 77% of unbilled revenue as of September 30, 2024, was billed during the six months ended March 31, 2025; and

•Changes in the time frame for a performance obligation to be satisfied – approximately 66% of deferred revenue as of September 30, 2024, was recognized as revenue during the six months ended March 31, 2025.

3.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the three and six months ended March 31, 2025, the RMS segment reported intersegment revenue of $2,994 and $4,266, respectively, related to sales to the DSA segment. During the three and six months ended March 31, 2024, the RMS segment reported intersegment revenue of $3,938 and $4,834, respectively, related to sales to the DSA segment. The following table presents revenue, operating income (loss) and other results of operations by reportable segment for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue
DSA:
Service revenue	$44,096	$45,302	$85,939	$88,865
Product revenue	1,236	1,329	2,215	2,464
RMS:
Service revenue	12,032	11,659	23,746	21,959
Product revenue	66,959	60,745	132,299	141,248
	$124,323	$119,035	$244,199	$254,536

Operating (Loss) Income
DSA	$(56)	$2,853	$1,890	$4,446
RMS	11,432	(30,604)	10,247	(25,525)
Unallocated Corporate	(14,314)	(15,365)	(30,582)	(31,408)
	$(2,938)	$(43,116)	$(18,445)	$(52,487)

Interest expense	(13,446)	(11,088)	(27,284)	(22,452)
Other income (expense)	408	(239)	(55)	1,174
Loss before income taxes	$(15,976)	$(54,443)	$(45,784)	$(73,765)
The following table presents depreciation and amortization and capital expenditures by reportable segment for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Depreciation and amortization:
DSA	$4,516	$4,363	$9,099	$8,772
RMS	9,150	9,643	18,588	19,380
Unallocated Corporate	158	149	316	253
	$13,824	$14,155	$28,003	$28,405

Capital expenditures:
DSA	$1,105	929	$1,481	$3,204
RMS	4,368	6,093	8,451	9,390
	$5,473	$7,022	$9,932	$12,594
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
United States	$112,151	$102,429	$209,550	$214,198
Netherlands	4,603	9,724	20,437	27,786
Other	7,569	6,882	14,212	12,552
	$124,323	$119,035	$244,199	$254,536

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	March 31,	September 30,
	2025	2024
United States	$161,614	$167,772
Netherlands	6,580	7,159
Other	12,961	13,397
	$181,155	$188,328

4.    DEBT

Long-term debt as of March 31, 2025 and September 30, 2024 is detailed in the table below.

	March 31, 2025	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$263	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	12	84
Second Lien Notes	20,485	17,846
Convertible Senior Notes	113,124	109,979
Term Loan Facility, DDTL and Incremental Term Loans	271,864	272,840
Total debt before unamortized debt issuance costs	$408,983	$405,289
Less: Debt issuance costs not amortized	(9,443)	(11,950)
Total debt, net of unamortized debt issuance costs	$399,540	$393,339
Less: Current portion	(7,146)	(3,538)
Total Long-term debt	$392,394	$389,801

Revolving Credit Facility

As of March 31, 2025 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the condensed consolidated statements of cash flows for information related to borrowings and payments on the revolving credit facility during the six months ended March 31, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Effective interest rates:
Term Loan	11.52%	11.06%	11.62%	11.30%
Initial DDTL	11.51%	11.05%	11.60%	11.29%
Additional DDTL	11.63%	11.17%	11.73%	11.42%

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

The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ended March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the Secured Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to an agreement in principle between the Company and the U.S. Department of Justice ("DOJ") entered into in the three months ended March 31, 2024 to resolve an investigation by the DOJ (the "Agreement in Principle"), which was subsequently replaced by the Resolution Agreement and Plea Agreement (each as defined in Note 12) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

As of March 31, 2025 and September 30, 2024, there were $1,322 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended March 31, 2025, the total interest expense was $1,521, including coupon interest expense of $981, accretion expense of $381, and amortization of debt discount and issuance costs of $159. For the six months ended March 31, 2025, the total interest expense was $3,046, including coupon interest expense of $1,989, accretion expense of $741, and amortization of debt discount and issuance costs of $316.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of March 31, 2025 and September 30, 2024, there were $2,570 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2025, the total interest expense was $2,859 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,573, and amortization of debt discount and issuance costs of $230. For the three months ended March 31, 2024, the total interest expense was $2,907 at an effective rate of 9.38%, including coupon interest expense of $1,131, accretion expense of $1,542, and amortization of debt discount and issuance costs of $234. For the six months ended March 31, 2025, the total interest expense was $5,741, including coupon interest expense of $2,135, accretion expense of $3,145, and amortization of debt discount and issuance costs of $461. For the six months ended March 31, 2024, the total interest expense was $5,807, including coupon interest expense of $2,275, accretion expense of $3,065, and amortization of debt discount and issuance costs of $467.

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

As part of the acquisition of Histion, LLC ("Histion") the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025. The promissory notes were paid in full as of April 1, 2025.

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	March 31,	September 30,
	2025	2024
Trade receivables	$65,313	$65,867
Unbilled revenue	11,529	14,624
Total	76,842	80,491
Less: Allowance for credit losses	(5,902)	(6,931)
Trade receivables and contract assets, net of allowances for credit losses	$70,940	$73,560

Inventories, net consisted of the following:

	March 31,	September 30,
	2025	2024
Raw materials	$2,194	$1,868
Work in progress	30	61
Finished goods	4,705	4,174
Research Model Inventory	34,050	14,870
Total	40,979	20,973
Less: Obsolescence reserve	(2,937)	(2,800)
Inventories, net	$38,042	$18,173

Prepaid expenses and other current assets consisted of the following:

	March 31,	September 30,
	2025	2024
Advances to suppliers	$27,761	$36,516
Prepaid research models	4,526	4,993
Income tax receivable	2,079	2,602
Note receivable	1,335	1,280
Other	6,295	4,857
Prepaid expenses and other current assets	$41,996	$50,248

The composition of other assets is as follows:

	March 31,	September 30,
	2025	2024
Note receivable	$6,182	$6,082
Funded status of defined benefit plan	3,126	3,142
Finance lease right-of-use assets, net	2,846	652
Other	1,362	1,897
Other assets	$13,516	$11,773

Accrued expenses and other current liabilities consisted of the following:

	March 31,	September 30,
	2025	2024
Accrued compensation	$11,351	$10,851
Non-income taxes	3,985	4,409
Accrued interest	185	3,017
Current portion of long-term finance lease	414	211
Other	5,665	4,730
Resolution and Plea Agreements (1)	5,000	5,000
Accrued expenses and other current liabilities	$26,600	$28,218

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $5,000 in accrued expenses and other current liabilities on the condensed consolidated balance sheets as of each of March 31, 2025 and September 30, 2024. The remaining $17,000 was included in other long-term liabilities on the condensed consolidated balance sheets as of each of March 31, 2025 and September 30, 2024 as described below.

The composition of fees invoiced in advance is as follows:

	March 31,	September 30,
	2025	2024
Client deposits	$24,044	$24,898
Deferred revenue	16,419	17,088
Fees invoiced in advance	$40,463	$41,986

The composition of other liabilities is as follows:

	March 31,	September 30,
	2025	2024
Long-term client deposits	$16,966	$16,966
Long-term finance leases	2,427	433
Other	534	564
Resolution and Plea Agreements (1)	17,399	17,000
Other long-term liabilities	$37,326	$34,963

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and expects to pay an additional $22,000 over multiple years. Accordingly, the Company has included $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of each of March 31, 2025 and September 30, 2024. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution and Plea Agreements is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution and Plea Agreements at an annual rate of 4.18%.

6.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2025, the Company expects to contribute $0 to the Pension Plan. As of March 31, 2025, the funded status of the defined benefit plan obligation of $3,126 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the condensed consolidated statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Components of net periodic expense:
Interest cost	$186	$185	$364	$366
Expected return on assets	(231)	(197)	(452)	(389)
Amortization of prior loss	(24)	(35)	(47)	(70)
Net periodic expense	$(69)	$(47)	$(135)	$(93)

7.    OTHER OPERATING INCOME / EXPENSE

Other operating (income) expense consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Acquisition and integration costs	$—	$—	$—	$70
Restructuring costs [1]	1,009	1,368	1,233	2,402
Startup costs	558	967	1,117	1,797
Remediation costs	—	369	—	652
Other costs	1,858	1,236	3,152	2,338
Settlement Agreement [2]	(7,550)	—	(7,550)	—
Resolution and Plea Agreements [3]	—	26,500	—	26,500
	$(4,125)	$30,440	$(2,048)	$33,759

[1]Restructuring costs represent costs incurred in connection with the Company's site closures, site optimization strategy, the in-house integration of the Company’s North American transportation operations and Phase Two of the Company's site optimization program as discussed in Note 8 – Restructuring and Assets Held for Sale.

[2]The proceeds received in connection with the settlement agreement with Freese and Nichols, Inc. (the "Settlement Agreement") offset costs incurred to dispose of excess wastewater during previous years in addition to attorneys' fees in previous years and fiscal year 2025. Refer to Note 12 - Contingencies and Commitments for further discussion of the Settlement Agreement.

[3]Amounts relate to the Agreement in Principle, which was subsequently replaced by the Resolution Agreement and Plea Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

During the six months ended March 31, 2025, the Company initiated the next phase of its site optimization program to further improve and consolidate additional RMS facilities in the U.S. ("Phase Two"). In connection with Phase Two, two U.S. properties met the held for sale criteria as of March 31, 2025. The assets held for sale consist of land and buildings, which are a part of the RMS operating segment.

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

The Company has various operating and finance leases for facilities, vehicles and equipment. Facilities leases provide office, laboratory, warehouse, or land that the Company uses to conduct its operations. Vehicle leases primarily provide trucks, vans and trailers utilized in the transportation of diet, bedding and enrichment products and animal research models. Equipment leases provide office equipment, laboratory equipment or services the Company uses to conduct its operations.

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	March 31, 2025	September 30, 2024

Operating ROU assets, net	$46,761	$49,165

Current portion of operating lease liabilities	8,988	11,774
Long-term operating lease liabilities	40,225	40,010
Total operating lease liabilities	$49,213	$51,784

Finance ROU assets, net	$2,846	$652

Current portion of finance lease liabilities	$414	211
Long-term finance lease liabilities	2,427	433
Total finance lease liabilities	$2,841	$644
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and six months ended March 31, 2025 and 2024 were:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Operating lease costs:
Fixed operating lease costs	$3,403	$3,491	$6,842	$6,594
Lease income	(532)	(794)	(1,232)	(1,558)
Financing lease costs:
Amortization of ROU asset expense	$123	$28	$149	$36
Interest on finance lease liability	108	8	132	9
Total operating lease cost	$3,102	$2,733	$5,891	$5,081

The Company serves as lessor to a lessee in eight facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended March 31,
	2025	2024
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,461	$5,762
Operating cash flows from finance leases	131	42
Financing cash flows from finance leases	136	9

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,194	$12,441
ROU assets obtained in exchange for new finance lease liabilities	2,294	191

The weighted average remaining lease term and discount rate for the Company’s operating leases as of March 31, 2025 and 2024 were:

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (in years)
Operating lease	9.09	8.91
Finance lease	6.30	2.63
Weighted-average discount rate (in percentages)
Operating lease	12.53%	11.84%
Finance lease	12.66%	12.57%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of March 31, 2025, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2025 (remainder of fiscal year)	$4,822	$372
2026	11,739	740
2027	9,804	712
2028	8,619	683
2029	7,864	639
Thereafter	48,323	995
Total minimum future lease payments	91,171	4,141
Less interest	(41,958)	(1,300)
Total lease liability	49,213	2,841

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

As of March 31, 2025 and September 30, 2024, no preferred shares were outstanding.

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

Stock-Based Compensation

On March 13, 2025, the Company's shareholders approved an amendment to the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The amendment to the 2024 Plan increased the number of shares available for issuance under the 2024 Plan by an additional 2,250,000 common shares. On March 14, 2024, the Company's shareholders approved the 2024 Plan. As originally approved, the 2024 Plan provided for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of March 31, 2025, 903,240 shares remained available for grants under the 2024 Plan.

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended March 31, 2025 and 2024, was $1,435 and $1,884, respectively. Stock based compensation expense for the six months ended March 31, 2025 and 2024, was $3,205 and $3,781, respectively.

Loss per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.
The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Consolidated net loss	$(14,866)	$(48,079)	$(42,496)	$(63,907)
Less: Net loss attributable to noncontrolling interests	—	—	—	(440)
Net loss attributable to common shareholders	(14,866)	(48,079)	(42,496)	(63,467)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	33,995	25,831	30,540	25,797
Weighted-average shares outstanding - Diluted (in thousands)	33,995	25,831	30,540	25,797
Anti-dilutive common share equivalents[1]	10,797	5,664	10,797	5,664
1As of March 31, 2025, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. As of March 31, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 shares of common stock issuable upon conversion of the Notes. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted net loss per share for those periods because their inclusion would have had an anti-dilutive effect.

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

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 6.9% and 11.7%, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate was primarily driven by nondeductible expenses. For the three months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable discrete adjustments related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) and changes in valuation allowance, partially offset by a change in the Company's forecasted loss before income taxes.

The Company’s effective tax rates for the six months ended March 31, 2025 and 2024 were 7.2% and 13.4%, respectively. For the six months ended March 31, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the six months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) and valuation allowance adjustments.

12.    CONTINGENCIES AND COMMITMENTS

Litigation

Envigo RMS, LLC (“Envigo RMS”) is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo RMS, on June 25, 2021 in the Superior Court of California, Alameda County. The complaints allege that Envigo RMS violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo RMS and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “Agreement”) that incorporated the material terms of the MOU and is subject to court approval. The Agreement contains no admission of liability or wrongdoing by Envigo RMS. The Agreement provides that, if the settlement is approved by the court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the court’s final approval of the settlement, and the following ones in the three subsequent quarters. A motion for preliminary approval of the settlement has been filed and is set for hearing on June 12, 2025. While the timeline for final court approval is not yet determined, the Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

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

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Exchange Act arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The consolidated Federal Derivative Actions are currently stayed pursuant to the securities class action matter. While the Company cannot predict the outcome of these matters, the Company believes the consolidated Federal Derivative Actions to be without merit and plans to vigorously defend itself. We cannot reasonably estimate the maximum potential exposure or the range of possible loss for any of these matters.

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

On January 13, 2022, the Company filed a complaint against Freese and Nichols, Inc. ("FNI") titled Envigo RMS Holding Corp. and Envigo Global Services, Inc. v. Freese and Nichols, Inc., Case No. 22-01-61647-CV, in the District Court of Jim Wells County, Texas, 79th Judicial District related to, among other things, FNI’s failure to design an adequately sized lagoon to dispose of the current wastewater and wastewater from expanded operations in the future. The complaint asserted claims against FNI for negligence, negligence per se, and breach of contract seeking damages and attorney fees and costs. On February 14, 2025, the Company (through two of its subsidiaries) entered into a Settlement Agreement (the “Settlement Agreement”) with FNI to settle the lawsuit. The Settlement Agreement provides that the parties fully resolve all claims set forth in such lawsuit, without any admission of liability, and that FNI will pay the Company $7,550 within 30 days following the date of the Settlement Agreement. The Court granted the Company's Agreed Motion to Dismiss All Claims on March 27, 2025. The Company received the settlement payment in full prior to March 31, 2025. The $7,550 settlement payment is presented within other operating income (expense) within the condensed consolidated statement of operations.

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

Resolution Agreement and Plea Agreement

On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo RMS in November 2021. In connection with such resolution, the Company and its related entities entered into the Resolution Agreement (the "Resolution Agreement") with the DOJ and the U.S. Attorney’s Office for the Western District of Virginia ("USAO-WDV"), and Envigo RMS and EGSI entered into the Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo RMS pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo RMS and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement.

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

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources	42
Critical Accounting Estimates	51
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Report contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those statements appear in a number of places in this Report and may include, but are not limited to, statements regarding our intent, belief or current expectations with respect to (i) our strategic plans; (ii) trends in the demand for our services and products; (iii) trends in the industries that consume our services and products; (iv) market and company-specific impacts of non-human primate ("NHP") supply and demand matters; (v) compliance with the Resolution Agreement and Plea Agreement and the expected impacts on the Company related to the compliance plan and compliance monitor, and the expected amounts, timing and expense treatment of cash payments and other investments thereunder; (vi) our ability to service our outstanding indebtedness and to comply or regain compliance with financial covenants, including those established by the Seventh Amendment to our Credit Agreement; (vii) our current and forecasted cash position; (viii) our ability to make capital expenditures, fund our operations and satisfy our obligations; (ix) our ability to manage recurring and unusual costs; (x) our ability to execute on and realize the expected benefits related to our restructuring and site optimization plans; (xi) our expectations regarding the volume of new bookings, pre-sales, pricing, cost savings initiatives, expansion of services, operating income or losses and liquidity; (xii) our ability to effectively fill the recent expanded capacity or any future expansion or acquisition initiatives undertaken by us; (xiii) our ability to develop and build infrastructure and teams to manage growth and projects; (xiv) our ability to continue to retain and hire key talent; (xv) our ability to market our services and products under our corporate name and relevant brand names; (xvi) our ability to develop new services and products; (xvii) our ability to negotiate amendments to the Credit Agreement or obtain waivers related to the financial covenants defined within the Credit Agreement; and (xviii) the impact of macroeconomic factors, including but not limited to tariffs. Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those discussed in Part I, Item 1A, Risk Factors, contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, in Part II, Item 1A, Risk Factors, contained in this Quarterly Report on Form 10-Q and in subsequent filings with the SEC, many of which are beyond our control.
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

During the six months ended March 31, 2025, we moved forward with many of our strategic objectives which include improving the Company’s liquidity position, reducing NHP revenue volatility, continuing to focus on client satisfaction and client relationships and continuing integration efforts. Our December 2024 equity offering provided net proceeds of $27,524. This additional equity assists in reducing liquidity risk and allows us to continue to make strategic long-term decisions, while providing additional operational stability.

In an effort to reduce revenue volatility, we have expanded our NHP client base for calendar 2025 and have continued to pre-sell our NHP inventory, which we anticipate will deliver a more consistent revenue stream as compared to fiscal 2024. In addition, we expect our revenue from our colony management services to continue to increase in calendar 2025 as compared to calendar 2024. During the six months ended March 31, 2025, we continued to invest in our NHP facilities in order to support our growth initiatives.

Further, we continued to make progress integrating and improving our North American transportation and distribution systems, which we brought in house during fiscal 2024. This has provided an improved client experience and improved our operational efficiency.

From fiscal year 2022 through the end of fiscal year 2024, we executed on our restructuring and site optimization plans. These plans included the sale of our Israeli businesses in fiscal year 2023 in addition to the closure and relocation of multiple RMS facilities ("Phase One"). As of September 30, 2024, Phase One of the Company's restructuring and site optimization plan was complete. By the end of fiscal year 2025, we believe that, as a result of Phase One and the integration of our North American transportation and distribution systems, we will have achieved approximately $17,000 - $19,000 in net annual cost savings.

During the first quarter of fiscal 2025, we announced that we would continue our site optimization plan for the RMS business ("Phase Two"). Initially, we estimated Phase Two would require a $5,000 investment, which would have included the use of tenant improvement dollars along with proceeds from the sale of owned facilities. We also estimated that Phase Two would not change production capacity and would provide annual savings of approximately $4,000 to $5,000 from reduced repair and maintenance expense on facilities and lower cost of production, along with improved service for clients.

We have continued to refine our plans for Phase Two and now anticipate that Phase Two will require a capital investment of approximately $6,500, which will include the use of tenant improvement dollars and a portion of the settlement payment received during March 2025. The plan now indicates that Phase Two will reduce capacity and create operating efficiencies, while supporting our animal welfare objectives, and provide net annual savings of $6,000 to $7,000. Additionally, we believe Phase Two will allow us to remain agile and to increase capacity in the future, if needed. We are in the process of executing Phase Two, which we now plan to complete by March 2026, approximately six months earlier than we originally planned. Further, we anticipate beginning to see savings benefits as early as the fourth quarter of fiscal 2025.

In connection with Phase Two, we have two properties under contract to be sold for which the net proceeds will be used to repay principal on our term loans.

Refer to Note 8 – Restructuring and Assets Held for Sale in our condensed consolidated financial statements contained in Part I, Item 1 for more information related to the site optimizations.

Additionally, we remain attentive to external factors, including tariffs, client research and development funding levels, and the recently announced efforts to accelerate implementation of the FDA Modernization Act 2.0, passed in December 2022, any of which may increase our costs and could continue to drive uncertainty and instability in global markets. Any or all of these external factors could impact both of our segments during the remainder of fiscal 2025 and beyond. Based upon current status of tariffs, imported NHPs are subject to 10% tariffs and we will be working with suppliers and customers to mitigate the financial impact of these additional costs. If higher tariff rates come to pass, we also expect to work with suppliers and customers to mitigate these potential additional costs as the NHP’s are mission-critical to the safety testing of new medicines. In regards to the FDA Modernization Act 2.0, many of our acquisitions and investments have been implemented, at least in part, if not sometimes wholly, with the intent to help position us for the future. We believe our future objectives are in line with the goals outlined in the 2022, FDA Modernization Act 2.0. Examples of some of our current service offerings which we believe are in line with these goals include predictive computer software, computational toxicology, bioinformatics, proteomics, ex vivo and in vitro cell-based assays, and assays we run in human cells and tissues.

Financial Highlights During Three Months Ended March 31, 2025

•Revenue was $124,323 in the three months ended March 31, 2025, an increase of $5,288 or 4.4%, compared to $119,035 during the three months ended March 31, 2024, driven by an increase of $6,587, or 9.1%, in RMS revenue, partially offset by a $1,299, or 2.8%, decrease in DSA revenue.
•Consolidated net loss for the three months ended March 31, 2025 was $14,866, or 12.0% of total revenue, compared to consolidated net loss of $48,079, or 40.4% of total revenue, in three months ended March 31, 2024.

•Book-to-bill ratio for the three months ended March 31, 2025 was 1.01x for the DSA services business.

•DSA backlog was $130,824 at March 31, 2025 compared to $129,916 at September 30, 2024 and $142,082 at March 31, 2024.

Financial Highlights During Six Months Ended March 31, 2025

•Revenue was $244,199 in the six months ended March 31, 2025, a decrease of $10,337 or 4.1%, compared to $254,536 during the six months ended March 31, 2024, driven by a decrease of $7,162, or 4.4%, in RMS revenue and a $3,175, or 3.5%, decrease in DSA revenue.
•Consolidated net loss for the six months ended March 31, 2025 was $42,496, or 17.4% of total revenue, compared to consolidated net loss of $63,907, or 25.1% of total revenue, in the six months ended March 31, 2024.

•Book-to-bill ratio for the six months ended March 31, 2025 was 1.01x for the DSA services business.

Highlights

•Two properties are under contract to be sold and are held for sale as of March 31, 2025 in connection with our U.S. optimization plans.
•As we have continued to work through our optimization plans, we now expect our current U.S. optimization plans to be complete by the end of the second quarter of fiscal 2026.
•On February 14, 2025, the Company (through two of its subsidiaries) entered into a Settlement Agreement (the “Settlement Agreement”) with Freese and Nichols, Inc. ("FNI") to settle a lawsuit that the Company had filed against FNI, which provides that the parties fully resolve all claims set forth in such lawsuit, without any admission of liability. The Company received the $7,550 settlement payment in full prior to March 31, 2025.

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

DSA

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$45,332	$46,631	$(1,299)	(2.8)%
Cost of revenue[1]	35,369	31,964	3,405	10.7%
Operating expenses[2]	5,503	7,451	(1,948)	(26.1)%
Depreciation and amortization of intangible assets	4,516	4,363	153	3.5%
Operating (loss) income[3]	$(56)	$2,853	$(2,909)	(102.0)%
Operating income % of total revenue	—%	2.4%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue decreased by $1,299 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in DSA revenue was primarily driven by a decrease in general toxicology services revenue.

DSA operating loss was $56 in the three months ended March 31, 2025 compared to operating income of $2,853 in the three months ended March 31, 2024, a change of $2,909 primarily due to an increase in cost of revenue and the decrease in revenue discussed above, partially offset by reduced operating expenses. The increase in cost of revenue was primarily due to increased compensation and benefits expense, additional commercial activity at our Rockville facility, increased cost of research models and increased costs associated to a scientific study management software. The decrease in operating expenses was primarily due to decreased compensation and benefits expense, decreased bad debt expense and decreased startup costs.
RMS

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$78,991	$72,404	$6,587	9.1%
Cost of revenue[1]	59,963	60,393	(430)	(0.7)%
Operating expenses[2]	(1,554)	32,972	(34,526)	(104.7)%
Depreciation and amortization of intangible assets	9,150	9,643	(493)	(5.1)%
Operating income (loss)[3]	$11,432	$(30,604)	$42,036	(137.4)%
Operating income (loss) % of total revenue	9.2%	(25.7)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding
RMS revenue increased $6,587 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to the higher NHP volumes sold, partially offset by lower average selling price for NHPs compared to the prior year quarter. .
RMS operating income was $11,432 in the three months ended March 31, 2025 compared to an operating loss of $30,604 in the three months ended March 31, 2024, a change of $42,036, due primarily to decreased operating expenses and the increase in revenue discussed above. The $34,526 decrease in operating expenses was primarily due to the $26,500 charge incurred during the three months ended March 31, 2024 related to an agreement in principle between the Company and the U.S. Department of Justice ("DOJ") entered into in the three months ended March 31, 2024 to resolve an investigation by the DOJ (the "Agreement in Principle") which was subsequently replaced by the Resolution Agreement and Plea Agreement, which did not repeat during the three months ended March 31, 2025 and the $7,550 settlement payment we received during the three months ended March 31, 2025 from FNI. Refer to Note 12 - Contingencies and Commitments for further discussion of the Settlement Agreement with FNI.

Unallocated Corporate

(in thousands, except percentages)	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses[1]	$14,156	$15,216	$(1,060)	(7.0)%
Depreciation	158	149	9	6.0%
Operating loss[2]	$14,314	$15,365	$(1,051)	(6.8)%
Operating loss % of total revenue	(11.5)%	(12.9)%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $1,051 in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by decreased stock compensation expense and compensation and benefits expense.
Other Expense
Other expense increased by $1,711 for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily driven by an increase of $2,358 in interest expense, largely due to interest incurred in relation to the Second Lien Notes (as defined below) issued in September 2024.
Income Taxes

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 6.9% and 11.7%, respectively. For the three months ended March 31, 2025, the Company’s effective tax rate was primarily driven by nondeductible expenses. For the three months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable discrete adjustments related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) and changes in valuation allowance, partially offset by a change in the Company's forecasted loss before income taxes.
Consolidated Net Loss

As a result of the factors described above, we had a consolidated net loss of $14,866 for the three months ended March 31, 2025 as compared to a consolidated net loss of $48,079 during the three months ended March 31, 2024.

Six Months Ended March 31, 2025 Compared to Six Months Ended March 31, 2024

DSA

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$88,154	$91,329	$(3,175)	(3.5)%
Cost of revenue[1]	66,181	63,613	2,568	4.0%
Operating expenses[2]	10,984	14,498	(3,514)	(24.2)%
Depreciation and amortization of intangible assets	9,099	8,772	327	3.7%
Operating income[3]	$1,890	$4,446	$(2,556)	(57.5)%
Operating income % of total revenue	0.8%	1.7%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue decreased $3,175 in the six months ended March 31, 2025 compared to the six months ended March 31, 2024. The decrease in DSA revenue was primarily driven by a decrease in discovery services revenue and decreased general toxicology services revenue.

DSA operating income decreased by $2,556 in the six months ended March 31, 2025 compared to the six months ended March 31, 2024, primarily due to the decrease in revenue discussed above, an increase of $2,568 in cost of revenue and an increase of $327 in depreciation and amortization of intangible assets, partially offset by a decrease of $3,514 in operating expenses. The increase in cost of revenue was primarily due to increased compensation and benefits expense, partially offset by a decrease in research animal model purchases. The decrease in operating expenses primarily related to decreases in compensation and benefits costs, bad debt expense and professional fees.
RMS

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue	$156,045	$163,207	$(7,162)	(4.4)%
Cost of revenue[1]	123,989	130,772	(6,783)	(5.2)%
Operating expenses[2]	3,221	38,580	(35,359)	(91.7)%
Depreciation and amortization of intangible assets	18,588	19,380	(792)	(4.1)%
Operating income (loss) [3]	$10,247	$(25,525)	$35,772	(140.1)%
Operating income (loss) % of total revenue	4.2%	(10.0)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
RMS revenue decreased $7,162 in the six months ended March 31, 2025 compared to the six months ended March 31, 2024 due primarily to decreased NHP product and service revenue, mainly as a result of lower pricing in connection with the sale of NHPs.
RMS operating income was $10,247 in the six months ended March 31, 2025 compared to operating loss of $25,525 in the six months ended March 31, 2024, a change of $35,772. This change was primarily due to decreased operating expenses and decreased cost of revenue, partially offset by the decreased revenue discussed above. The $35,359 decrease in operating expenses was primarily due to the $26,500 million charge related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) that was incurred during six months ended March 31, 2024, which did not repeat during the six months ended March 31, 2025, and the $7,550 settlement payment we received during the six months ended March 31, 2025 as a result of the complaint we filed against FNI. The decrease of $6,783 in cost of revenue was primarily due to reduced transportation costs, reduced costs associated with lower NHP-related product and service revenue, lower non-NHP inventory costs and reduced utilities costs.
Unallocated Corporate

	Six Months Ended March 31,
	2025	2024	$ Change	% Change
Operating expenses[1]	$30,266	$31,155	$(889)	(2.9)%
Depreciation and amortization of intangible assets	316	253	63	24.9%
Operating loss[2]	$30,582	$31,408	$(826)	(2.6)%
Operating loss % of total revenue	(12.5)%	(12.3)%
[1]Operating expenses include general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating loss was driven by a decrease in operating expenses of $889 in the six months ended March 31, 2025, compared to the six months ended March 31, 2024, which was primarily driven by reduced compensation and benefits expense, stock compensation expense and insurance expense, partially offset by increases in legal fees.
Other Expense
Other expense increased by $6,061 for the six months ended March 31, 2025 compared to the six months ended March 31, 2024, primarily driven by an increase of $4,832 in interest expense, largely due to interest incurred in relation to the Second Lien Notes (as defined below) issued in September 2024 and periodic draws on our revolving credit facility.
Income Taxes

The Company’s effective tax rates for the six months ended March 31, 2025 and 2024 were 7.2% and 13.4%, respectively. For the six months ended March 31, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the six months ended March 31, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) and valuation allowance adjustments.
Consolidated Net Loss
As a result of the factors described above, we had a consolidated net loss of $42,496 for the six months ended March 31, 2025 as compared to a consolidated net loss of $63,907 during the six months ended March 31, 2024.

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

As of March 31, 2025, the Company had cash and cash equivalents of approximately $19,299 and access to a $15,000 revolver, which had no balance outstanding. Further, for the six months ended March 31, 2025, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first six months of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

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

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the Secured Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, and established new testing ratios for the Fixed Charge Coverage Ratio and the Secured Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts and asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. The Company was in compliance with the maximum capital expenditure limit and the minimum EBITDA test for the nine months ended March 31, 2025. The maximum capital expenditure limit and the minimum EBITDA test were the only two applicable covenants under the Credit Agreement as of or for any period ended March 31, 2025.

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

During the next twelve months, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to NHP-related product and service revenue, including pre-selling NHP inventory and increasing purchase orders for long-term colony management service contracts, and increasing our volume of discovery and safety assessment contract awards. The

Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next twelve months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Comparative Cash Flow Analysis
At March 31, 2025, we had cash and cash equivalents of $19,299, compared to $21,432 at September 30, 2024.
Net cash used in operating activities was $17,312 for the six months ended March 31, 2025 compared to net cash provided by operating activities of $10,373 for the six months ended March 31, 2024.
Net cash used in operating activities in the six months ended March 31, 2025, was driven by consolidated net loss of $42,496, partially offset by non-cash charges of $36,029 and a net decrease in operating assets and liabilities of $10,845. Non-cash charges primarily included $28,003 for depreciation and amortization, $6,090 for non-cash interest and accretion expense, $3,205 for non-cash employee stock compensation expense, and amortization of debt issuance costs and original issue discount of $2,556, partially offset by a decrease in deferred taxes of $4,028. The net increase in operating assets and liabilities was primarily driven by an increase of $20,001 in inventory, partially offset by decreases in prepaid expenses and other current assets of $7,483 and trade receivables and other contract assets of $3,370. The increase in inventory and the decreases in prepaid expenses and other current assets were driven by increased NHP animal research model inventory and the timing of prepaid deposits for future NHP shipments.
Net cash provided by operating activities for the six months ended March 31, 2024 was primarily driven by non-cash charges of $25,917 and a net increase in operating assets and liabilities of $48,363, partially offset by a consolidated net loss of $63,907. Non-cash charges primarily included $28,405 for depreciation and amortization, $3,781 for non-cash stock compensation expense, non-cash interest and accretion expense of $3,336 and amortization of debt issuance costs and original issue discount of $1,686, partially offset by changes in deferred taxes of $10,391.
Net cash used in investing activities of $9,910 in the six months ended March 31, 2025 was primarily due to capital expenditures of $9,932. The capital additions during the six months ended March 31, 2025 primarily consisted of investments in facility improvements for animal welfare and capacity expansions to support future NHP colony management service revenue growth.
Net cash used in investing activities of $8,630 in the six months ended March 31, 2024 was primarily due to capital expenditures of $12,594. The capital additions during the six months ended March 31, 2024 primarily consisted of investments in facility improvements, site expansions, enhancements to laboratory technology, improvements for animal welfare and system enhancements to improve the client experience. Partially offsetting these capital expenditures were net investing cash inflows of $3,964 related to the proceeds from the sale of property and equipment, which primarily related to the sale of various sites in connection with our site optimization strategy.
Net cash provided by financing activities of $25,493 in the six months ended March 31, 2025 primarily included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $20,000, partially offset by payments on the revolving credit facility of $20,000.
Net cash used in financing activities of $4,094 in the six months ended March 31, 2024 included other net financing payments of $2,712 and principal payments of $1,382 on the senior term notes and delayed draw term loans.

Capital Resources

Long-term debt as of March 31, 2025 and September 30, 2024 is detailed in the table below.

	March 31, 2025	September 30, 2024
Seller Note – Bolder BioPath (Related party)	$263	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (Related party)	12	84
Second Lien Notes	20,485	17,846
Convertible Senior Notes	113,124	109,979
Term Loan Facility, DDTL and Incremental Term Loans	271,864	272,840
Total debt before unamortized debt issuance costs	$408,983	$405,289
Less: Debt issuance costs not amortized	(9,443)	(11,950)
Total debt, net of unamortized debt issuance costs	$399,540	$393,339
Less: Current portion	(7,146)	(3,538)
Total Long-term debt	$392,394	$389,801

Revolving Credit Facility

As of March 31, 2025 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the condensed consolidated statements of cash flows for information related to borrowings and payments on the revolving credit facility during the six months ended March 31, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Effective interest rates:
Term Loan	11.52%	11.06%	11.62%	11.30%
Initial DDTL	11.51%	11.05%	11.60%	11.29%
Additional DDTL	11.63%	11.17%	11.73%	11.42%

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

The Company is required to maintain a Secured Leverage Ratio of not more than 4.25 to 1.00 for the Company's fiscal quarters through the fiscal quarter ended June 30, 2023, 3.75 to 1.00 beginning with the Company’s fiscal quarter ended September 30, 2023, and 3.00 to 1.00 beginning with the Company’s fiscal quarter ended March 31, 2025. The Company is required to maintain a minimum Fixed Charge Coverage Ratio (as defined in the Credit Agreement), which ratio was 1.00 to 1.00 during the first year of the Credit Agreement and is 1.10 to 1.00 from and after the Credit Agreement’s first anniversary. The covenants related to the Secured Leverage Ratio and Fixed Charge Coverage Ratio were amended by the Seventh Amendment.

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to the Agreement in Principle (subsequently replaced by the Resolution Agreement and Plea Agreement) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of DOJ in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

As of March 31, 2025 and September 30, 2024, there were $1,322 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended March 31, 2025, the total interest expense was $1,521, including coupon interest expense of $981, accretion expense of $381, and amortization of debt discount and issuance costs of $159. For the six months ended March 31, 2025, the total interest expense was $3,046, including coupon interest expense of $1,989, accretion expense of $741, and amortization of debt discount and issuance costs of $316.

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

Security Agreement

On September 13, 2024, the Company and the Subsidiary Guarantors entered into a Security Agreement (the “Security Agreement”) with U.S. Bank Trust Company, National Association, as the collateral agent for the Second Lien Notes (the “Collateral Agent”). Pursuant to the Security Agreement, the Company and Subsidiary Guarantors granted the Collateral Agent a second lien security interest in substantially all of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of the Obligations, as defined in the Second Lien Indenture.

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

As of March 31, 2025 and September 30, 2024, there were $2,570 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended March 31, 2025, the total interest expense was $2,859 at an effective rate of 9.38%, including coupon interest expense of $1,056, accretion expense of $1,573, and amortization of debt discount and issuance costs of $230. For the three months ended March 31, 2024, the total interest expense was $2,907 at an effective rate of 9.38%, including coupon interest expense of $1,131, accretion expense of $1,542, and amortization of debt discount and issuance costs of $234. For the six months ended March 31, 2025, the total interest expense was $5,741, including coupon interest expense of $2,135, accretion expense of $3,145, and amortization of debt discount and issuance costs of $461. For the six months ended March 31, 2024, the total interest expense was $5,807, including coupon interest expense of $2,275, accretion expense of $3,065, and amortization of debt discount and issuance costs of $467.

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

As part of the acquisition of Histion LLC ("Histion"), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bear interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025. The promissory notes were paid in full as of April 1, 2025.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the six months ended March 31, 2025 to the application of our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

We will continue to evaluate the impact of macroeconomic and external factors, including, but not limited to, tariffs and government funding of research and development, on our critical accounting estimates.

Our critical accounting estimates, as described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, relate to revenue recognition, income taxes, goodwill and intangible assets, long-lived tangible assets, fair value of financial instruments and pension costs.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 1 - Description of the Business and Basis of Presentation, in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the six months ended March 31, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of March 31, 2025, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at March 31, 2025 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million increase in loss before income taxes over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our March 31, 2025 cash balance by approximately $0.7 million and our revenue by approximately $3.5 million for the six months ended March 31, 2025.
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
Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of March 31, 2025 because of the material weaknesses in internal control over financial reporting described below.
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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of March 31, 2025:
a)Management did not design and maintain effective controls over information technology general controls (ITGCs) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2025; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at March 31, 2025.

As of the date of this report, Management has updated the design of several controls and modified process designs in an effort to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses described above. Management's efforts have resulted in the effective design of ITGCs over the enterprise resource planning system in which the discovery and safety assessment business, as well as certain corporate functions, operate. Additionally, Management effectively designed ITGCs in connection with certain third party hosted applications utilized in connection with certain processes. Management also performed testing over the related ITGCs covering a limited period of fiscal 2024 and has continued to perform testing during fiscal 2025. The material weaknesses related to our ITGCs cannot be considered remediated until the applicable controls operate for a sufficient period of time, and a sufficient period of time has not yet been achieved.

Furthermore, Management remediated design deficiencies for some business processes and made progress on the design of controls related to other business processes in connection with corporate financial reporting and our discovery and safety assessment business. Management performed testing over the related business processes covering a limited period of fiscal 2024 and has continued to perform testing during fiscal 2025. The material weaknesses related to our business processes over financial reporting cannot be considered remediated until the applicable controls, including the ITGCs discussed above, operate for a sufficient period of time, and a sufficient period of time has not yet been achieved.

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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Except as set forth below, there have been no material changes to the risk factors previously described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The risk factors set forth below update the risk factors with similar headings in, and should be read together with, the risk factors disclosed under the heading "Risk Factors" appearing in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on the importation of NHPs from suppliers located outside the U.S., particularly from certain countries in Southeast Asia and Africa, legal issues related to these suppliers, increased costs associated with trade and economic factors, and any inability to diversify our suppliers located outside the U.S.

Our business, results of operations, financial condition, including the carrying value of certain of our assets, and cash flows have and may continue to be adversely affected by our dependence on NHP suppliers that are located outside the U.S. and difficulties in being able to diversify our suppliers located outside the U.S. China exited the NHP exportation market in 2020 during the COVID-19 pandemic, and has repeatedly stated that it strategically intends to dominate, amongst other things, worldwide biomedical research. As such, their demand for NHPs has shifted a previously exported supply to their domestic use. Legal matters affecting the Cambodian supply of NHPs, including those arising as a result of the U.S. Attorney's Office for the Southern District of Florida criminally charging employees of our then-principal supplier of NHPs in November 2022, further exacerbated an already constrained NHP supply for U.S. research.

The number of NHP suppliers located outside the U.S. is limited. If we are unable to obtain NHPs in sufficient quantities of the required species or in a timely manner to meet the needs of our clients, if the price of NHPs that are available increases significantly, or if we are unable to ship the NHPs in our possession to our clients because of governmental restrictions or limitations, our business, particularly in our RMS segment, will be materially adversely affected.

In recent years, overall supply constraints with respect to NHPs led to an extremely dynamic pricing environment for NHPs, which made it difficult to predict results, led to reduced volumes, and required us to adjust operations.

In addition, increases in the costs of NHPs without ratable increased revenue as a result of macroeconomic and other factors, including increased tariffs, export or import laws/restrictions or embargoes, inflation, international trade regulations and foreign government instability, among other circumstances could materially adversely affect our business, financial condition, cash flows and results of operations.

As of the date of this report, our imported NHPs are subject to 10% tariffs during the third quarter of fiscal 2025. Further, there continues to be a risk of additional and/or increased tariffs in connection with the ongoing geopolitical factors. Should additional and/or increased tariffs be put into place and exist for some time, our business, financial condition, cash flows and results of operations could be materially adversely affected by our clients' prioritization of studies and our suppliers prioritization and allocation of their supply going forward.

Some of our clients and contracts depend on government funding of research and development and a reduction in that funding may adversely affect our business.

A significant portion of our sales are derived from clients at academic institutions and research laboratories whose funding is partially dependent on funding from government sources, including the National Institutes of Health and U.K./E.U. equivalents. Such funding can be difficult to forecast as government R&D funding is subject to political and budgetary uncertainties, which can delay client purchases or reduce demand for our products and services. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. There can be no certainty that government research funding that is approved will be directed towards projects and studies that involve use of our products and services. Direct cuts to agency budgets or shifts in funding priorities away from areas using our offerings could negatively affect our business, revenue and financial results.

The following new risk factor is added to those disclosed under the heading "Risk Factors" appearing in Item 1A of Part I of the Annual Report on Form 10-K for the fiscal year ended September 30, 2024:

Regulatory changes in the pharmaceutical and biotechnology industries could reduce demand for our services and products.

Our business depends on helping clients navigate complex drug development regulations. While new or stricter regulations can increase demand for our services, changes such as relaxed regulatory requirements, expedited drug approvals, or rules that make our services less competitive could reduce the demand for our products and services. For example, the FDA Modernization Act 2.0, passed in December 2022, encourages the industry to explore alternatives to animal testing. A shift away from animal research could negatively impact our business, operations, or financial condition if we are unable to implement any approved alternatives, or if they do not deliver comparable financial results even if implemented.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules), except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Common Shares to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)
R Matthew Neff, Director	February 13, 2025	Rule 10b5-1 Trading Arrangement	14,000 shares to be sold	January 1, 2026

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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Third Amended and Restated Bylaws of Inotiv, Inc. as amended through November 2, 2022 (incorporated by reference to Exhibit 3.2 to Form 10-K filed January 13, 2023).

(10)	10.1	Inotiv, Inc. Executive Change in Control Severance Plan, as amended and restated effective March 14, 2025 (filed herewith).

	10.2	Inotiv, Inc. 2024 Equity Incentive Plan, as amended March 13, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 13, 2025).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: May 7, 2025	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Senior Vice President - Finance (Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)