Form 10-Q
period 2025-06-30
Inotiv, Inc.
filed 2025-08-07
CIK 720154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ___________ to _____________.
Commission File Number 000-23357
INOTIV, INC.
(Exact name of the registrant as specified in its charter)

INDIANA (State or other jurisdiction of incorporation or organization)	35-1345024 (I.R.S. Employer Identification No.)

2701 KENT AVENUE WEST LAFAYETTE, IN (Address of principal executive offices)	47906 (Zip code)
(765) 463-4527
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	NOTV	The Nasdaq Stock Market LLC
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
Yes ☐     No ☒
As of July 31, 2025, 34,354,251 of the registrant's common shares were outstanding.

		Page
PART I	FINANCIAL INFORMATION

Item 1	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and September 30, 2024	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2025 and 2024 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended June 30, 2025 and 2024 (Unaudited)	6
	Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest for the Three and Nine Months Ended June 30, 2025 and 2024 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2025 and 2024 (Unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4	Controls and Procedures	55

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	57
Item 1A	Risk Factors	57
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3	Defaults Upon Senior Securities	58
Item 4	Mine Safety Disclosures	59
Item 5	Other Information	59
Item 6	Exhibits	60
	Signatures	61

INOTIV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	September 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,215	$21,432
Trade receivables and contract assets, net of allowances for credit losses of $6,445 and $6,931, respectively	78,745	73,560
Inventories, net	45,074	18,173
Prepaid expenses and other current assets	43,535	50,248
Assets held for sale	2,016	—
Total current assets	175,585	163,413

Property and equipment, net	182,335	188,328
Operating lease right-of-use assets, net	44,930	49,165
Goodwill	94,286	94,286
Other intangible assets, net	248,930	274,396
Other assets	13,671	11,773
Total assets	$759,737	$781,361

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$45,373	$33,526
Accrued expenses and other current liabilities	35,921	28,218
Fees invoiced in advance	40,251	41,986
Current portion of long-term operating lease	8,845	11,774
Current portion of long-term debt	6,206	3,538
Total current liabilities	136,596	119,042
Long-term operating leases, net	40,085	40,010
Long-term debt, less current portion, net of debt issuance costs	390,336	389,801
Other long-term liabilities	27,566	34,963
Deferred tax liabilities, net	21,369	27,041
Total liabilities	615,952	610,857

Contingencies and Commitments (Note 12)

Shareholders’ equity:
Common shares, no par value:
Authorized 74,000,000 shares at June 30, 2025 and at September 30, 2024; 34,354,251 issued and outstanding at June 30, 2025 and 26,015,129 at September 30, 2024	8,550	6,466
Additional paid-in capital	754,723	724,789
Accumulated deficit	(622,261)	(562,163)
Accumulated other comprehensive income	2,773	1,412
Total equity	143,785	170,504
Total liabilities and shareholders’ equity	$759,737	$781,361
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service revenue	$59,579	$54,364	$169,264	$165,188
Product revenue	71,104	51,422	205,618	195,134
Total revenue	$130,683	$105,786	$374,882	$360,322
Costs and expenses:
Cost of services provided (excluding depreciation and amortization of intangible assets)	42,983	39,622	125,719	117,362
Cost of products sold (excluding depreciation and amortization of intangible assets)	53,778	45,083	161,212	161,728
Selling	5,530	5,030	15,745	15,781
General and administrative	17,879	16,782	54,183	56,505
Depreciation and amortization of intangible assets	13,985	14,119	41,988	42,524
Other operating expense	2,203	5,902	155	39,661
Operating loss	$(5,675)	$(20,752)	$(24,120)	$(73,239)
Other (expense) income:
Interest expense, net	(13,606)	(12,116)	(40,890)	(34,568)
Other income (expense)	519	(82)	464	1,092
Loss before income taxes	$(18,762)	$(32,950)	$(64,546)	$(106,715)
Income tax benefit	1,185	6,863	4,473	16,721
Consolidated net loss	$(17,577)	$(26,087)	$(60,073)	$(89,994)
Less: Net loss attributable to noncontrolling interests	—	—	—	(440)
Net loss attributable to common shareholders	$(17,577)	$(26,087)	$(60,073)	$(89,554)

Loss per common share
Net loss attributable to common shareholders:
Basic	$(0.51)	$(1.00)	$(1.89)	$(3.46)
Diluted	$(0.51)	$(1.00)	$(1.89)	$(3.46)
Weighted-average number of common shares outstanding:
Basic	34,353	25,993	31,811	25,862
Diluted	34,353	25,993	31,811	25,862

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Consolidated net loss	$(17,577)	$(26,087)	$(60,073)	$(89,994)
Foreign currency translation	2,385	(284)	1,375	133
Defined benefit plan:
Pension cost amortization	71	47	206	140
Foreign currency translation	53	(76)	(220)	(146)
Other comprehensive income (loss), net of tax	2,509	(313)	1,361	127
Consolidated comprehensive loss	(15,068)	(26,400)	(58,712)	(89,867)
Less: Comprehensive loss attributable to non-controlling interests	—	—	—	(440)
Comprehensive loss attributable to common stockholders	$(15,068)	$(26,400)	$(58,712)	$(89,427)
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
(in thousands, except number of shares)
(unaudited)

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income (Loss)	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2024	26,015,129	$6,466	$724,789	$(562,163)	$1,412	$170,504
Consolidated net loss	—	—	—	(27,630)	—	(27,630)
Issuance of common shares	6,900,000	1,725	25,799	—	—	27,524
Issuance of stock under employee stock plans	1,520	—	1	—	—	1
Stock-based compensation	—	—	1,770	—	—	1,770
Pension cost amortization	—	—	—	—	66	66
Foreign currency translation adjustment	—	—	—	—	(2,379)	(2,379)
Other	801,013	200	(223)	(1)	—	(24)
Balance at December 31, 2024	33,717,662	$8,391	$752,136	$(589,794)	$(901)	$169,832
Consolidated net loss	—	—	—	(14,866)	—	(14,866)
Issuance of stock under employee stock plans	630,878	158	(131)	—	—	27
Stock-based compensation	—	—	1,435	—	—	1,435
Pension cost amortization	—	—	—	—	69	69
Foreign currency translation adjustment	—	—	—	—	1,096	1,096
Other	—	—	123	(24)	—	99
Balance at March 31, 2025	34,348,540	$8,549	$753,563	$(604,684)	$264	$157,692
Consolidated net loss	—	—	—	(17,577)	—	(17,577)
Issuance of stock under employee stock plans	5,711	1	—	—	—	1
Stock-based compensation	—	—	1,439	—	—	1,439
Pension cost amortization	—	—	—	—	71	71
Foreign currency translation adjustment	—	—	—	—	2,438	2,438
Other	—	—	(279)	—	—	(279)
Balance at June 30, 2025	34,354,251	$8,550	$754,723	$(622,261)	$2,773	$143,785

	Common Shares		Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Non- Controlling Interests	Total shareholders’ equity
	Number	Amount
Balance at September 30, 2023	25,777,169	$6,406	$715,696	$(453,278)	$330	$(664)	$268,490
Consolidated net (loss) income	—	—	—	(15,828)	—	440	(15,388)
Change in noncontrolling interest	—	—	(2,309)	—	—	224	(2,085)
Issuance of stock under employee stock plans	13,511	3	(2)	—	—	—	1
Stock-based compensation	—	—	1,897	—	—	—	1,897
Pension cost amortization	—	—	—	—	46	—	46
Foreign currency translation adjustment	—	—	—	—	1,201	—	1,201
Balance at December 31, 2023	25,790,680	$6,409	$715,282	$(469,106)	$1,577	$—	$254,162
Consolidated net loss	—	—	—	(48,079)	—	—	(48,079)
Issuance of stock under employee stock plans	114,715	29	(27)	—	—	—	2
Stock-based compensation	—	—	1,884	—	—	—	1,884
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(854)	—	(854)
Balance at March 31, 2024	25,905,395	$6,438	$717,139	$(517,185)	$770	$—	$207,162
Consolidated net loss	—	—	—	(26,087)	—	—	(26,087)
Issuance of stock under employee stock plans	101,065	25	(17)	—	—	—	8
Stock-based compensation	—	—	1,337	—	—	—	1,337
Pension cost amortization	—	—	—	—	47	—	47
Foreign currency translation adjustment	—	—	—	—	(360)	—	(360)
Balance at June 30, 2024	26,006,460	$6,463	$718,459	$(543,272)	$457	$—	$182,107
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

INOTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2025	2024
Operating activities:
Consolidated net loss	$(60,073)	$(89,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,988	42,524
Employee stock compensation expense	4,644	5,118
Changes in deferred taxes	(5,835)	(17,407)
Provision for expected credit losses	(451)	(1,282)
Amortization of debt issuance costs and original issue discount	3,862	2,575
Non-cash interest and accretion expense	9,176	5,553
Other non-cash operating activities	1,083	(711)
Changes in operating assets and liabilities:
Trade receivables and contract assets	(4,338)	24,876
Inventories	(26,846)	17,520
Prepaid expenses and other current assets	6,877	942
Operating lease right-of-use assets and liabilities, net	1,382	1,092
Accounts payable	11,384	(4,931)
Accrued expenses and other current liabilities	3,340	2,254
Fees invoiced in advance	(1,868)	(17,017)
Other asset and liabilities, net	(9,085)	24,455
Net cash used in operating activities	(24,760)	(4,433)

Investing activities:
Capital expenditures	(13,938)	(17,015)
Proceeds from sale of property and equipment	1,522	5,432
Net cash used in investing activities	(12,416)	(11,583)

Financing activities:
Payments on revolving credit facility	(20,000)	—
Payments on senior term notes and delayed draw term loans	(4,254)	(2,073)
Borrowings on revolving credit facility	20,000	—
Issuance of common shares	27,524	—
Other financing activities, net	(1,187)	(2,816)
Net cash provided by (used in) financing activities	22,083	(4,889)

Effect of exchange rate changes on cash and cash equivalents	(124)	(153)

Net decrease in cash and cash equivalents	(15,217)	(21,058)
Cash and cash equivalents at beginning of period	21,432	35,492
Cash and cash equivalents at end of period	$6,215	$14,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,950	$27,398
Income taxes paid, net	$714	$1,517
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

As of June 30, 2025, the Company had cash and cash equivalents of approximately $6,215 and access to a $15,000 revolving credit facility, which had no balance outstanding. The Company has requested a draw of $3,000 on its revolving credit facility, but has not yet received the funds as of the date of this report. Further, for the nine months ended June 30,

2025, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first nine months of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, replaced the Secured Leverage Ratio covenant with a First Lien Leverage Ratio covenant, and established new testing ratios for the Fixed Charge Coverage Ratio and the First Lien Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts, asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. In connection with the $5,000 capped reinvestment of funds from extraordinary receipts, asset sales and casualty events in the aggregate, during the three months ended June 30, 2025, the Company made additional principal payments of $2,181 on the outstanding term loans. The Company was in compliance with the First Lien Leverage Ratio test and the Fixed Charge Coverage Ratio test for the testing period ended June 30, 2025.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to our Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

During the next twelve months, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to non-human primate ("NHP")-related product and service revenue, including pre-selling NHP inventory, and increasing purchase orders for long-term colony management service contracts and our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end, to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next twelve months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Basis of Presentation
The Company has prepared the accompanying unaudited interim condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP, and therefore should be read in conjunction with the Company’s audited consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In the opinion of management, the unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2025 and 2024 include all adjustments which are necessary for a fair presentation of the results of the interim periods and of the Company’s financial position at June 30, 2025. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of the results for the fiscal year ending September 30, 2025.
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
During the three and nine months ended June 30, 2025, one client accounted for 16.4% and 16.1% of revenue, respectively. During the three months ended June 30, 2024, no clients accounted for more than 10.0% of revenue. During the nine months ended June 30, 2024, one client accounted for 16.1% of revenue. During the three and nine months ended June 30, 2025 and June 30, 2024, no vendor spend accounted for more than 10.0% of the sum of cost of services and cost of products.
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
RMS
The RMS segment generates product revenue through the commercial production, procurement and sale of research models, diet, bedding and enrichment products and bioproducts. The RMS segment generates service revenue through Genetically Engineered Models and Services ("GEMS"), client-owned animal colony care (colony management services), and health monitoring and diagnostics services related to research models. Refer to Note 1 – Description of the Business and Basis of Presentation for further discussion of types of services and products offered within the RMS segment.

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

	Balance at June 30, 2025	Balance at September 30, 2024
Contract assets: Trade receivables	$74,576	$65,867
Contract assets: Unbilled revenue	10,614	14,624
Contract liabilities: Client deposits	21,724	24,898
Contract liabilities: Deferred revenue	18,527	17,088
When the Company does not have the unconditional right to advanced billings, both advanced client payments and unpaid advanced client billings are excluded from deferred revenue, with the advanced billings also being excluded from client receivables. The Company excluded approximately $12,170 and $10,399 of unpaid advanced client billings from both client receivables and deferred revenue as of June 30, 2025 and September 30, 2024, respectively.
The Company expects approximately 80% of deferred revenue to be recognized as revenue within the next twelve months and the remainder to be recognized thereafter during the remaining contract term.
Changes in the contract asset and the contract liability balances during the nine months ended June 30, 2025 include the following:
•Changes in the time frame for a right for consideration to become unconditional – approximately 80% of unbilled revenue as of September 30, 2024, was billed during the nine months ended June 30, 2025; and

•Changes in the time frame for a performance obligation to be satisfied – approximately 71% of deferred revenue as of September 30, 2024, was recognized as revenue during the nine months ended June 30, 2025.

3.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

During the three and nine months ended June 30, 2025, the RMS segment reported intersegment revenue of $1,680 and $5,946, respectively, related to sales to the DSA segment. During the three and nine months ended June 30, 2024, the RMS segment reported intersegment revenue of $396 and $5,230, respectively, related to sales to the DSA segment. The following table presents revenue, operating (loss) income and other results of operations by reportable segment for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue
DSA:
Service revenue	$46,895	$43,086	$132,834	$131,951
Product revenue	1,255	1,133	3,470	3,597
RMS:
Service revenue	12,684	11,278	36,430	33,237
Product revenue	69,849	50,289	202,148	191,537
	$130,683	$105,786	$374,882	$360,322

Operating Income (Loss)
DSA	$2,149	$2,325	$4,039	$6,771
RMS	6,378	(7,447)	16,625	(32,973)
Unallocated Corporate	(14,202)	(15,630)	(44,784)	(47,037)
	$(5,675)	$(20,752)	$(24,120)	$(73,239)

Interest expense	(13,606)	(12,116)	(40,890)	(34,568)
Other income (expense)	519	(82)	464	1,092
Loss before income taxes	$(18,762)	$(32,950)	$(64,546)	$(106,715)
The following table presents depreciation and amortization and capital expenditures by reportable segment for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
DSA	$4,444	$4,488	$13,543	$13,260
RMS	9,365	9,401	27,953	28,781
Unallocated Corporate	176	230	492	483
	$13,985	$14,119	$41,988	$42,524

Capital expenditures:
DSA	$549	1,390	$2,030	$4,594
RMS	3,457	3,031	11,908	12,421
	$4,006	$4,421	$13,938	$17,015
Geographic Information
The following represents revenue originating in entities physically located in the identified geographic area:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
United States	$116,474	$89,707	$326,024	$303,905
Netherlands	6,277	8,545	26,714	36,331
Other	7,932	7,534	22,144	20,086
	$130,683	$105,786	$374,882	$360,322

Long-lived assets shown below include property and equipment, net. The following represents long-lived assets where they are physically located:

	June 30,	September 30,
	2025	2024
United States	$161,362	$167,772
Netherlands	7,103	7,159
Other	13,870	13,397
	$182,335	$188,328

4.    DEBT

Long-term debt as of June 30, 2025 and September 30, 2024 is detailed in the table below.

	June 30, 2025	September 30, 2024
Seller Note – Bolder BioPath (related party)	$207	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (related party)	—	84
Second Lien Notes	21,816	17,846
Convertible Senior Notes	114,754	109,979
Term Loan Facility, DDTL and Incremental Term Loans	269,167	272,840
Total debt before unamortized debt issuance costs	$409,179	$405,289
Less: Debt issuance costs not amortized	(12,637)	(11,950)
Total debt, net of unamortized debt issuance costs	$396,542	$393,339
Less: Current portion	(6,206)	(3,538)
Total Long-term debt	$390,336	$389,801

Revolving Credit Facility

As of June 30, 2025 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the condensed consolidated statements of cash flows for information related to borrowings and payments on the revolving credit facility during the nine months ended June 30, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Effective interest rates:
Term Loan	11.41%	11.67%	11.55%	11.43%
Initial DDTL	11.39%	11.66%	11.53%	11.41%
Additional DDTL	11.52%	11.78%	11.66%	11.54%

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to the Resolution Agreement and Plea Agreement (each as defined in Note 12) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

The fee consideration payable by the Company for each consenting lender party to the Fourth Amendment is 0.50% of the aggregate outstanding principal amount of the term loans held by each consenting term loan lender, to be paid in-kind and capitalized to the principal amounts of the term loans held by such lender.

Fifth Amendment to Credit Agreement

On June 2, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment, among other changes, permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $28,500; excludes any direct effects to the Company resulting from the Resolution Agreement and the Plea Agreement from being deemed a material adverse effect under the Credit Agreement; permits liens on the Company and certain subsidiaries in favor of the U.S. Department of Justice (the “DOJ”) in connection with the Resolution Agreement and the Plea Agreement; provides that certain uncured or unwaived breaches of the terms and conditions of the Resolution Agreement and the Plea Agreement shall be considered an event of default under the Credit Agreement; and enables the lenders to cause, at their discretion, material foreign subsidiaries to be joined as guarantors of the Company’s obligations under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

Seventh Amendment to Credit Agreement

On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, replaced the Secured Leverage Ratio covenant with a First Lien Leverage Ratio covenant, and established new testing ratios for the Fixed Charge Coverage Ratio and the First Lien Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts, asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.

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

As of June 30, 2025 and September 30, 2024, there were $1,333 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended June 30, 2025, the total interest expense was $1,588, including coupon interest expense of $992, accretion expense of $415, and amortization of debt discount and issuance costs of $181. For the nine months ended June 30, 2025, the total interest expense was $4,633, including coupon interest expense of $2,981, accretion expense of $1,156, and amortization of debt discount and issuance costs of $496.

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

As of June 30, 2025 and September 30, 2024, there were $2,334 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2025, the total interest expense was $2,934 at an effective rate of 9.38%, including coupon interest expense of $1,068, accretion expense of $1,630, and amortization of debt discount and issuance costs of $236. For the three months ended June 30, 2024, the total interest expense was $2,948 at an effective rate of 9.38%, including coupon interest expense of $1,131, accretion expense of $1,580, and amortization of debt discount and issuance costs of $237. For the nine months ended June 30, 2025, the total interest expense was $8,675, including coupon interest expense of $3,203, accretion expense of $4,775, and amortization of debt discount and issuance costs of

$697. For the nine months ended June 30, 2024, the total interest expense was $8,755, including coupon interest expense of $3,406, accretion expense of $4,645, and amortization of debt discount and issuance costs of $704.

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

At issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. In subsequent periods, the Notes’ conversion rights met all equity classification criteria and the fair value of the embedded derivative was reclassified to additional paid-in-capital. The discount resulting from the initial fair value of the embedded derivative has and will continue to be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

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

As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bore interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024. The promissory note was paid in full as of December 1, 2024.

As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable (the "Seller Payable") owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.

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

5.    SUPPLEMENTAL BALANCE SHEET INFORMATION

Trade receivables and contract assets, net consisted of the following:

	June 30,	September 30,
	2025	2024
Trade receivables	$74,576	$65,867
Unbilled revenue	10,614	14,624
Total	85,190	80,491
Less: Allowance for credit losses	(6,445)	(6,931)
Trade receivables and contract assets, net of allowances for credit losses	$78,745	$73,560

Inventories, net consisted of the following:

	June 30,	September 30,
	2025	2024
Raw materials	$1,854	$1,868
Work in progress	50	61
Finished goods	4,763	4,174
Research model inventory	41,234	14,870
Total	47,901	20,973
Less: Obsolescence reserve	(2,827)	(2,800)
Inventories, net	$45,074	$18,173

Prepaid expenses and other current assets consisted of the following:

	June 30,	September 30,
	2025	2024
Advances to suppliers	$19,261	$36,516
Prepaid research models	4,011	4,993
Income tax receivable	1,881	2,602
Note receivable	1,226	1,280
Insurance recovery receivable (1)	10,000	—
Other	7,156	4,857
Prepaid expenses and other current assets	$43,535	$50,248

(1) In connection with ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company booked a $10,000 insurance recovery receivable. Refer to Note 12 - Contingencies - Securities Class Action and Derivative Lawsuits for further discussion.

The composition of other assets is as follows:

	June 30,	September 30,
	2025	2024
Note receivable	$6,233	$6,082
Funded status of defined benefit plan	3,126	3,142
Finance lease right-of-use assets, net	2,734	652
Other	1,578	1,897
Other assets	$13,671	$11,773

Accrued expenses and other current liabilities consisted of the following:

	June 30,	September 30,
	2025	2024
Accrued compensation	$8,802	$10,851
Non-income taxes	3,731	4,409
Accrued interest	3,531	3,017
Current portion of long-term finance lease	426	211
Other	5,124	4,730
Resolution Agreement and Plea Agreement (1)	5,000	5,000
Settlement accrual (2)	9,307	—
Accrued expenses and other current liabilities	$35,921	$28,218

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and $5,000 during the three months ended June 30, 2025 and expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,613 and $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024, respectively.

(2) In connection with the ongoing negotiations to settle the securities class action lawsuit and related derivative lawsuits, the Company booked a $10,000 liability, including a $9,307 settlement accrual and $693 within accounts payable. Refer to Note 12 Contingencies - Securities Class Action and Derivative Lawsuits for for further discussion.

The composition of fees invoiced in advance is as follows:

	June 30,	September 30,
	2025	2024
Client deposits	$21,724	$24,898
Deferred revenue	18,527	17,088
Fees invoiced in advance	$40,251	$41,986

The composition of other long-term liabilities is as follows:

	June 30,	September 30,
	2025	2024
Long-term client deposits	$12,127	$16,966
Long-term finance leases	2,316	433
Other	510	564
Resolution Agreement and Plea Agreement (1)	12,613	17,000
Other long-term liabilities	$27,566	$34,963

(1) Pursuant to the Resolution Agreement and Plea Agreement, the Company paid $6,500 during fiscal 2024 and $5,000 during the three months ended June 30, 2025 and expects to pay an additional $17,000 over multiple years. Further, all interest accrued on the liabilities associated with the Resolution Agreement and Plea Agreement is payable at the time of the due date of the final payment, which is June 3, 2028. Therefore, accrued interest related to the Resolution Agreement and Plea Agreement is also presented within other long-term liabilities. Beginning in October 2024, interest accrues on the entire unpaid balance of the liabilities associated with the Resolution Agreement and Plea Agreement at an annual rate of 4.18%. Accordingly, the Company has included $12,613 and $17,000 in other long-term liabilities on its condensed consolidated balance sheets as of June 30, 2025 and September 30, 2024, respectively.

6.    DEFINED BENEFIT PLAN

The Company has a defined benefit plan in the U.K., the Harlan Laboratories UK Limited Occupational Pension Scheme (the "Pension Plan"), which operated through April 2012. As of April 30, 2012, the accumulation of plan benefits of employees in the Pension Plan was permanently suspended and therefore the Pension Plan was curtailed. During the year ending September 30, 2025, the Company expects to contribute $0 to the Pension Plan. As of June 30, 2025, the funded status of the defined benefit plan obligation of $3,126 is included in other assets (non-current) in the condensed consolidated balance sheets. Net periodic expense is included in the condensed consolidated statements of operations in general and administrative expenses.

The following table provides the components of net periodic benefit costs for the Pension Plan, which is included in general and administrative expenses in the condensed consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic benefit:
Interest cost	$191	$185	$555	$551
Expected return on assets	(238)	(196)	(690)	(585)
Amortization of prior gain, net	(24)	(36)	(71)	(106)
Net periodic benefit	$(71)	$(47)	$(206)	$(140)

7.    OTHER OPERATING EXPENSE

Other operating expense consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Acquisition and integration costs	$—	$—	$—	$70
Restructuring costs [1]	145	457	1,378	2,859
Startup costs	591	772	1,708	2,569
Remediation costs	—	231	—	883
Other costs	1,467	2,442	4,619	4,780
Settlement Agreement [2]	—	—	(7,550)	—
Resolution Agreement and Plea Agreement [3]	—	2,000	—	28,500
	$2,203	$5,902	$155	$39,661

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

[3]Amounts relate to the Resolution Agreement and Plea Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

During the nine months ended June 30, 2025, the Company initiated the next phase of its site optimization program to further improve and consolidate additional RMS facilities in the U.S. ("Phase Two"). In connection with Phase Two, the sale of one U.S. property, which initially met the criteria for assets held for sale as of March 31, 2025, was completed in June 2025. Additionally, one U.S. property continued to meet the held for sale criteria as of June 30, 2025. The assets held for sale consist of land and buildings, which are a part of the RMS operating segment.

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

ROU lease assets and lease liabilities that are reported in the Company’s condensed consolidated balance sheets are as follows:

	June 30, 2025	September 30, 2024

Operating ROU assets, net	$44,930	$49,165

Current portion of operating lease liabilities	8,845	11,774
Long-term operating lease liabilities	40,085	40,010
Total operating lease liabilities	$48,930	$51,784

Finance ROU assets, net	$2,734	$652

Current portion of finance lease liabilities	$426	211
Long-term finance lease liabilities	2,316	433
Total finance lease liabilities	$2,742	$644
Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense related to the Company’s leases for the three and nine months ended June 30, 2025 and 2024 were:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs:
Fixed operating lease costs	$3,355	$3,448	$10,197	$10,042
Lease (income)	(656)	(753)	(1,888)	(2,311)
Financing lease costs:
Amortization of ROU asset expense	$113	$22	$262	$58
Interest on finance lease liability	87	6	219	15
Total operating lease cost	$2,899	$2,723	$8,790	$7,804

The Company serves as lessor to a lessee in nine facilities. The gross rental income and underlying lease expense are presented net in the Company’s condensed consolidated statements of operations. The rent receivables and underlying lease liabilities are presented gross in the Company’s condensed consolidated balance sheets.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended June 30,
	2025	2024
Cash flows included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,277	$8,906
Operating cash flows from finance leases	218	68
Financing cash flows from finance leases	235	15

Non-cash lease activity:
ROU assets obtained in exchange for new operating lease liabilities	$3,205	$12,858
ROU assets obtained in exchange for new finance lease liabilities	2,294	191

The weighted average remaining lease term and discount rate for the Company’s operating leases as of June 30, 2025 and 2024 were:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (in years)
Operating lease	9.36	8.83
Finance lease	6.10	2.10
Weighted-average discount rate (in percentages)
Operating lease	12.58%	11.92%
Finance lease	12.66%	12.77%

Lease duration was determined utilizing renewal options that the Company is reasonably certain to execute.

As of June 30, 2025, maturities of operating and finance lease liabilities for each of the following five fiscal years and a total thereafter were as follows:

	Operating Leases	Finance Leases
2025 (remainder of fiscal year)	$3,197	$186
2026	11,551	740
2027	9,801	712
2028	8,615	683
2029	7,862	639
Thereafter	48,323	995
Total minimum future lease payments	89,349	3,955
Less interest	(40,419)	(1,213)
Total lease liability	48,930	2,742

10.    EQUITY, STOCK-BASED COMPENSATION AND LOSS PER SHARE

Authorized Shares

On November 4, 2021, the Company’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to increase the number of authorized shares from 20,000,000 shares, consisting of 19,000,000 common shares and 1,000,000 preferred shares, to 75,000,000 shares, consisting of 74,000,000 common shares and 1,000,000 preferred shares. Approval of this matter by the Inotiv shareholders was a condition to the closing of the Envigo RMS, LLC (“Envigo”) acquisition. The amendment was effective on November 4, 2021.

As of June 30, 2025 and September 30, 2024, no preferred shares were outstanding.

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

Stock-Based Compensation

On March 13, 2025, the Company's shareholders approved an amendment to the Inotiv, Inc. 2024 Equity Incentive Plan (the “2024 Plan”). The amendment to the 2024 Plan increased the number of shares available for issuance under the 2024 Plan by an additional 2,250,000 common shares. On March 14, 2024, the Company's shareholders approved the 2024 Plan. As originally approved, the 2024 Plan provided for the issuance of up to 1,500,000 of the Company's common shares, plus the number of common shares remaining available for future grants under the Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”) as of March 14, 2024. Any common shares subject to an award under the 2024 Plan or 2018 Plan that expires, is forfeited or cancelled, is settled for cash or exchanged will become available for future awards under the 2024 Plan. Following the shareholders' approval of the 2024 Plan, awards can no longer be granted under the 2018 Plan. The Company currently grants equity awards from the 2024 Plan. As of June 30, 2025, 914,941 shares remained available for grants under the 2024 Plan.

The Company expenses the estimated fair value of stock options, restricted stock and restricted stock units over the vesting periods of the grants. The Company recognizes expense for awards subject to graded vesting using the straight-line attribution method and forfeitures, as they are incurred. Stock based compensation expense for the three months ended June 30, 2025 and 2024, was $1,439 and $1,337, respectively. Stock based compensation expense for the nine months ended June 30, 2025 and 2024, was $4,644 and $5,118, respectively.

Loss per Share

The Company computes basic loss per share using the weighted average number of common shares outstanding. The Company computes diluted loss per share using the if-converted method for preferred shares and convertible debt, if any, and the treasury stock method for stock options and restricted stock units.

The following table reconciles the numerator and denominator in the computations of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Consolidated net loss	$(17,577)	$(26,087)	$(60,073)	$(89,994)
Less: Net loss attributable to noncontrolling interests	—	—	—	(440)
Net loss attributable to common shareholders	(17,577)	(26,087)	(60,073)	(89,554)

Denominator:
Weighted-average shares outstanding - Basic (in thousands)	34,353	25,993	31,811	25,862
Weighted-average shares outstanding - Diluted (in thousands)	34,353	25,993	31,811	25,862
Anti-dilutive common share equivalents[1]	10,712	5,451	10,712	5,451
1As of June 30, 2025, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, 2,859,306 common shares issuable upon conversion of the Notes and 3,034,124 common shares issuable upon the exercise of the Warrants. As of June 30, 2024, anti-dilutive common share equivalents are comprised of stock options, restricted stock units, restricted stock awards and 3,040,268 shares of common stock issuable upon conversion of the Notes. These common share equivalents were outstanding for the periods presented, but were not included in the computation of diluted net loss per share for those periods because their inclusion would have had an anti-dilutive effect.

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

The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 6.3% and 20.8%, respectively. For the three months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the change in forecasted income in non-U.S. jurisdictions and unfavorable discrete items. For the three months ended June 30, 2024, the Company’s effective tax rate was primarily driven by a change in the Company's forecasted loss before income taxes.

The Company’s effective tax rates for the nine months ended June 30, 2025 and 2024 were 6.9% and 15.7%, respectively. For the nine months ended June 30, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the nine months ended June 30, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Resolution Agreement and Plea Agreement and valuation allowance adjustments.

The “One Big Beautiful Bill Act” (“OBBBA”) was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. Under ASC 740, the impact of tax law changes on current and deferred taxes is reflected in the estimated annual effective tax rate and/or recognized discretely in the period including the enactment date, which is the fourth quarter of the Company’s current fiscal year. The Company is currently assessing the tax implications stemming from certain provisions in the OBBBA and how they may affect the current fiscal year’s financial statements.

12.    CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company is involved in actual or threatened legal actions, including class actions, and the Company also receives inquiries from regulators and other government authorities relating to various aspects of its business. At any given time, the Company has matters at various stages of resolution. The outcomes of these matters are not within the

Company’s control and may not be known for prolonged periods of time. In some actions, claimants seek damages, as well as other relief including injunctive relief, that could require significant expenditures or result in lost revenues.

In accordance with applicable accounting standards, the Company records a liability in its condensed consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation, governmental proceedings and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Further, in accordance with applicable accounting standards, the Company records an asset in its condensed consolidated financial statements relating to a recovery only when realization of the claim for recovery is deemed probable. An asset should be recognized to the extent that a loss has previously been recognized. Any expected proceeds in excess of a previously recognized loss or a recovery of a loss not yet recognized in the financial statements should be treated as a gain contingency.

Envigo Class Action

Envigo is a defendant in a purported class action and a related action under California’s Private Attorney General Act of 2004 (“PAGA”) brought by Jacob Greenwell, a former non-exempt employee of Envigo, on June 25, 2021 in the Superior Court of California, Alameda County ("Court"). The complaints allege that Envigo violated certain wage and hour requirements under the California Labor Code. PAGA authorizes private attorneys to bring claims on behalf of the State of California and aggrieved employees for violations of California’s wage and hour laws. The class action complaint seeks certification of a class of similarly situated employees and the award of actual, consequential and incidental losses and damages for the alleged violations. The PAGA complaint seeks civil penalties pursuant to the California Labor Code and attorney’s fees. On June 2, 2023, Envigo and the plaintiff signed a Memorandum of Understanding (“MOU”) that sets forth the parties’ intent to settle these matters for $795 which includes attorneys’ fees. On August 2, 2024, the parties entered into a Joint Stipulation of Class Action and PAGA Settlement and Release of Claims (the “Agreement”) that incorporated the material terms of the MOU and is subject to the Court's approval. The Agreement contains no admission of liability or wrongdoing by Envigo. The Agreement provides that, if the settlement is approved by the Court, the settlement amount would be paid in four quarterly installments, with the first one to be funded after the Court’s final approval of the settlement, and the following ones in the three subsequent quarters. A motion for preliminary approval of the settlement was granted by the Court on June 12, 2025, subject to the submission of a revised proposed order. The parties await the Court adopting the proposed order so that the settlement notice process may commence. The final approval hearing by the Court is scheduled for December 11, 2025. The Company took a reserve equal to the proposed settlement amount, which is included in accrued expenses and other current liabilities.

Securities Class Action and Derivative Lawsuits

On June 23, 2022, a putative securities class action lawsuit (the "Securities Class Action") was filed in the United States District Court for the Northern District of Indiana, naming the Company and Robert W. Leasure and Beth A. Taylor as defendants, captioned Grobler v. Inotiv, Inc., et al., Case No. 4:22-cv-00045 (N.D. Ind.). The complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Rule 10b-5 promulgated thereunder, based on alleged false and misleading statements and material omissions regarding the Company’s acquisition of Envigo and its regulatory compliance. On September 12, 2022, Oklahoma Police Pension and Retirement System was appointed by the Court as lead plaintiff. Thereafter, on November 14, 2022, the lead plaintiff filed an amended complaint against the same defendants, in addition to John E. Sagartz and Carmen Wilbourn, that asserted the same claims along with a claim under Section 14(a) of the Exchange Act. On November 23, 2022, the lead plaintiff filed a further amended complaint against the aforementioned defendants asserting the same claims as the amended complaint and further alleging that false and misleading statements and material omissions were made concerning the Company’s non-human primate business. The purported class in the operative complaint includes all persons who purchased or otherwise acquired the Company’s common stock between September 21, 2021 and November 16, 2022, and the complaint seeks an unspecified amount of monetary damages, interest, fees and expenses of attorneys and experts, and other relief. On January 27, 2023, the defendants filed a motion to dismiss the amended complaint. That motion was fully briefed by April 28, 2023. On March 29, 2024, the Court issued a decision denying, in part, Defendants’ motion to dismiss. The case is currently stayed.

On September 9, 2022, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Grobler v. Robert W. Leasure, et al., Case No. 4:22-cv-00064 (N.D. Ind.) (the “Grobler Derivative Action”). On January 4, 2023, an additional shareholder derivative lawsuit was filed in the United States District Court for the Northern District of Indiana, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Burkhart v. Robert W. Leasure, et al., Case No 4:23-cv-00003 (N.D. Ind.) (the “Burkhart Derivative Action,” and together with the Grobler Derivative Action, the “Federal Derivative Actions”). The Federal Derivative Actions collectively assert claims for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, as well as violations of Sections 10(b), 14(a), and 21D of the Exchange Act arising out of the Company’s acquisition of Envigo and its regulatory compliance. The Court consolidated the Federal Derivative Actions on April 24, 2024, and Plaintiffs filed a consolidated complaint on June 24, 2024. The consolidated Federal Derivative Actions are currently stayed pending the outcome of the securities class action matter.

On April 20, 2023, a purported shareholder derivative lawsuit was filed in the State of Indiana Tippecanoe County Circuit Court, naming Robert W. Leasure, Beth A. Taylor, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Whitfield v. Gregory C. Davis, et al., Case No. 79C01-2304-PL-000048 (Tippecanoe Circuit Court) (the “Whitfield Derivative Action”). On June 2, 2023, an additional shareholder derivative lawsuit was filed in the Indiana Commercial Court of Marion County, naming Robert W. Leasure, Beth A. Taylor, Carmen Wilbourn, Gregory C. Davis, R. Matthew Neff, Richard A. Johnson, John E. Sagartz, Nigel Brown, and Scott Cragg as defendants, and the Company as a nominal defendant, captioned Castro v. Robert W. Leasure, et al., Case No. 49D01-2306-PL-022213 (Marion Superior Court 1) (the “Castro Derivative Action,” and together with the Whitfield Derivative Action, the “State Derivative Actions”). The State Derivative Actions collectively assert claims for breach of fiduciary duty, unjust enrichment, aiding and abetting breach of fiduciary duty, and waste of corporate assets arising out of the Company’s acquisition of Envigo and its regulatory compliance, and the Company’s non-human primate business. On August 24, 2023, the Castro Derivative Action was transferred to the Tippecanoe County Circuit Court and consolidated with the Whitfield Derivative Action. The consolidated State Derivative Actions are currently stayed pending the outcome of the securities class action matter.

Although no agreements have been reached, based on current negotiations with the plaintiffs, the Company has recorded a $10,000 liability for the Securities Class Action, the Federal Derivative Actions and the State Derivative Action lawsuits as of June 30, 2025 and a $10,000 receivable, as the Company currently expects to recover the full amount of the accrual under its existing insurance policies. Refer to Note 5 - Supplemental Balance Sheet Information for further information on balance sheet presentation of the liability and receivable. Although these amounts have been recorded to date, there can be no assurance that final agreements will be reached, on these or other terms. Final amounts payable or recoverable related to these lawsuits may be materially different than the amounts recorded, and are subject to final resolution of these lawsuits, including negotiations between the Company, the other defendants and the plaintiffs, and required approvals by all parties involved and the courts.

FNI Settlement

On January 13, 2022, the Company filed a complaint against Freese and Nichols, Inc. ("FNI") titled Envigo RMS Holding Corp. and Envigo Global Services, Inc. v. Freese and Nichols, Inc., Case No. 22-01-61647-CV, in the District Court of Jim Wells County, Texas, 79th Judicial District related to, among other things, FNI’s failure to design an adequately sized lagoon to dispose of the current wastewater and wastewater from expanded operations in the future. The complaint asserted claims against FNI for negligence, negligence per se, and breach of contract seeking damages and attorney fees and costs. On February 14, 2025, the Company (through two of its subsidiaries) entered into a Settlement Agreement (the “Settlement Agreement”) with FNI to settle the lawsuit. The Settlement Agreement provides that the parties fully resolve all claims set forth in such lawsuit, without any admission of liability, and that FNI will pay the Company $7,550 within 30 days following the date of the Settlement Agreement. The Court granted the Company's Agreed Motion to Dismiss All Claims on March 27, 2025. The Company received the settlement payment in full prior to March 31, 2025. The $7,550 settlement payment is presented within other operating expense within the condensed consolidated statement of operations for the nine months ended June 30, 2025.

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

On May 23, 2023, Inotiv received a voluntary request from the U.S. Securities and Exchange Commission (“SEC”) seeking documents and information for the period December 1, 2017 to the present regarding the Company, Envigo Global
Services, Inc. ("EGSI"), and OBRC’s importation of NHPs from Asia, including information relating to whether their importation practices complied with the U.S. Foreign Corrupt Practices Act. In March 2024, the SEC provided the Company a formal order of investigation concerning this matter that is dated January 9, 2024, and on April 12, 2024, the SEC provided supplemental document requests to the Company. On June 2, 2025, the SEC provided notice to the Company, through the Company’s external counsel, that the SEC’s Division of Enforcement (the “Division”) has concluded its investigation and, based on the information available to the Division as of the date of its letter, the Division does not intend to recommend an enforcement action by the SEC against the Company.

Resolution Agreement and Plea Agreement

On June 3, 2024, the Company announced that it had reached agreement with the DOJ to resolve a previously-announced criminal investigation into its shuttered canine breeding facility located in Cumberland, Virginia, which was operated originally by Envigo in November 2021. In connection with such resolution, the Company and its related entities entered into the Resolution Agreement (the "Resolution Agreement") with the DOJ and the U.S. Attorney’s Office for the Western District of Virginia ("USAO-WDV"), and Envigo and EGSI entered into the Plea Agreement (the “Plea Agreement”) with the DOJ and the USAO-WDV. On June 3, 2024, before the United States District Court for the Western District of Virginia, Envigo pleaded guilty to one misdemeanor count of conspiracy to violate the Animal Welfare Act and EGSI pleaded guilty to one felony count of conspiracy to violate the Clean Water Act. On October 24, 2024, the Court sentenced Envigo and EGSI according to the terms agreed to between the DOJ and the Company in the Resolution Agreement and Plea Agreement.

Pursuant to the Resolution Agreement and the Plea Agreement, the Company, Envigo and EGSI, among other matters, have agreed to: (i) make payments totaling $22,000 in fines, with $5,000 payable on each of June 3, 2025, 2026 and 2027, and $7,000 (plus accrued interest beginning on the sentencing date) payable on June 3, 2028; (ii) on June 3, 2024, pay $3,000, split between the Virginia Animal Fighting Taskforce and the Humane Society of the United States in recognition of assistance provided to the U.S. Government’s investigation; (iii) on June 3, 2024, pay $3,500 to the National Fish and Wildlife Foundation to fund environmental projects, studies, and initiatives in Cumberland County, Virginia; (iv) expend at least $7,000 ($2,500 by June 3, 2025, $2,500 by June 3, 2026, and $2,000 by June 3, 2027) for improvements to its facilities and personnel related to the welfare of animals; (v) provide a lien to the United States against sufficient Company assets to secure the deferred payments in connection with the $22,000 fine, which lien will be junior to only the lien provided by the Company to lenders under its credit facility as of April 1, 2024 and additional liens to secure up to $100,000 of additional debt; (vi) meet specified standards with respect to the health, safety and well-being of animals under the Company’s care; (vii) develop, adopt, implement, fund and comply with a comprehensive nationwide compliance plan related to applicable laws; and (viii) on January 20, 2025, appoint the Compliance Monitor to review the Company’s care of animals and compliance with certain laws, and to pay all associated costs, which Compliance Monitor shall serve for a term that expires on January 20, 2030, five years from appointment of the Compliance Monitor, unless the Company is released from probation prior to completion of the five-year term, in which case the monitorship term shall expire on January 20, 2028, three years from appointment of the Compliance Monitor, or two months after the completion of probation, whichever is later. In addition, the pleas result in Envigo and EGSI being subject to probation for up to five years, with the potential to end the term early at a minimum of three years if the Company complies with the elements of the resolution. Refer to Note 5 Supplemental Balance Sheet Information - Other long term liabilities for further discussion of payments associated with the Resolution Agreement and the Plea Agreement.

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview	36
Financial Highlights During Three Months Ended June 30, 2025	39
Financial Highlights During Nine Months Ended June 30, 2025	39
Results of Operations	39

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024	39
Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024	41
Liquidity and Capital Resources	43
Liquidity and Going Concern	43
Comparative Cash Flow Analysis	45
Capital Resources	46
Critical Accounting Estimates	54
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

Site Optimization and Transportation

During the nine months ended June 30, 2025, we moved forward with many of our strategic objectives which include strengthening the Company’s liquidity position, reducing NHP revenue volatility, continuing to focus on client satisfaction and client relationships and continuing integration efforts. Our December 2024 equity offering provided net proceeds of $27,524. This additional equity assisted in reducing liquidity risk and allowed us to continue to make strategic long-term decisions, while providing additional operational stability.

In an effort to reduce revenue volatility, we have expanded our NHP client base for calendar 2025 and have continued to pre-sell our NHP inventory, which we believe has and will continue to deliver a more consistent revenue stream as compared to fiscal 2024. In addition, we expect our revenue from our long-term colony management services to continue to increase in calendar 2025 as compared to calendar 2024. During the nine months ended June 30, 2025, we continued to invest in our NHP facilities in order to support our growth initiatives.

Further, we continued to make progress integrating and improving our North American transportation and distribution systems, which we brought in house during fiscal 2024. This has provided an improved client experience and improved our operational efficiency.

From fiscal year 2022 through the end of fiscal year 2024, we executed on our restructuring and site optimization plans. These plans included the sale of our Israeli businesses in fiscal year 2023 in addition to the closure and relocation of multiple RMS facilities ("Phase One"). As of September 30, 2024, Phase One of our restructuring and site optimization plans was complete. By the end of fiscal year 2025, we believe that, as a result of Phase One and the integration of our North American transportation and distribution systems, we will have achieved approximately $17,000 to $19,000 in net annual cost savings.

During the first quarter of fiscal 2025, we announced that we would continue our site optimization plan for the RMS business ("Phase Two"). Initially, we estimated Phase Two would require a $5,000 investment, which would have included the use of tenant improvement dollars along with proceeds from the sale of owned facilities. We also estimated that Phase Two would not change production capacity and would provide annual cost savings of approximately $4,000 to $5,000 from reduced repair and maintenance expense on facilities and lower cost of production, along with improved service for clients.

We have continued to refine our plans for Phase Two and now anticipate that Phase Two will require a capital investment of approximately $6,500, which will include the use of tenant improvement dollars and a portion of the settlement payment received during March 2025. We also now expect that Phase Two will reduce production capacity and create operating efficiencies, while supporting our animal welfare objectives, and provide net annual savings of $6,000 to $7,000. Additionally, we believe Phase Two will allow us to remain agile and to increase capacity in the future, if needed. We are in the process of executing Phase Two, which we now plan to complete by March 2026, approximately six months earlier than we originally planned. Further, we anticipate beginning to see savings benefits as early as the fourth quarter of fiscal 2025.

In connection with Phase Two, the sale of one U.S. property was completed in June 2025 and the net proceeds were used to repay principal on our term loans, as required by the Credit Agreement (as defined below). Additionally, one U.S. property continued to meet the held for sale criteria as of June 30, 2025. The net proceeds from the sale of the U.S. property that is held for sale will also be used to repay principal on our term loans.

Refer to Note 8 – Restructuring and Assets Held for Sale in our condensed consolidated financial statements contained in Part I, Item 1 for more information related to the site optimizations.

Securities Class Action and Derivative Lawsuits

Although no agreements have been reached, based on current negotiations with the plaintiffs, the Company has recorded a $10,000 liability for the Securities Class Action, Federal Derivative and State Derivative lawsuits (as defined in Note 12 - Contingencies and Commitments) as of June 30, 2025 and a $10,000 receivable, as the Company currently expects to recover the full amount of the accrual under its existing insurance policies. Refer to Note 5 - Supplemental Balance Sheet for further information on balance sheet presentation of the liability and the receivable. Although these amounts have been recorded to date, there can be no assurance that final agreements will be reached, on these or other terms. Final amounts payable or recoverable related to these lawsuits may be materially different than the amounts recorded, and are subject to final resolution of these lawsuits, including negotiations between the Company, the other defendants and the plaintiffs, and required approvals by all parties involved and the courts.

External Factors

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

Our imported NHPs were subject to 10% tariffs during the third quarter of fiscal 2025. These tariffs were required to be paid within 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover period. As a result, payment of tariffs negatively impacted the Company's cash flows during the third fiscal quarter of 2025 and is expected to continue to impact the Company's cash flows in the future. Future NHP imports are expected to be subject to 15%-20% tariffs. However, we have and expect to continue to work with suppliers and customers to attempt to mitigate the financial impact of these additional costs. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. If tariff rates continue to increase, we expect to continue working with suppliers and customers to attempt to mitigate these potential additional costs as the NHP’s are mission-critical to the safety testing of new medicines.

Client research and development funding levels, particularly those impacted by government sources like the U.S. National Institutes of Health ("NIH"), can be challenging to forecast. Funding of research and development is impacted by the political process, which is ever-changing. For example, on February 7, 2025, the NIH announced a policy that would reduce research grants by limiting payments for indirect overhead. Subsequently, on April 4, 2025, a federal judge issued a permanent injunction blocking the implementation of this policy.

With respect to the FDA Modernization Act 2.0, which encourages the industry to explore alternatives to animal testing, many of our acquisitions and investments have been implemented, at least in part, if not sometimes wholly, with the intent to help position us for the future. We believe our future objectives are in line with the goals outlined in the FDA Modernization Act 2.0. Examples of some of our current service offerings which we believe are in line with these goals include predictive computer software, computational toxicology, bioinformatics, proteomics, ex vivo and in vitro cell-based assays, and assays we run in human cells and tissues.

Refer to Part II, Item 1A - Risk Factors of this report for further discussion of potential risks associated with tariffs, client research and development funding levels and the efforts to accelerate implementation of the FDA Modernization Act 2.0.

Financial Highlights During Three Months Ended June 30, 2025

•Revenue was $130,683 in the three months ended June 30, 2025, an increase of $24,897, or 23.5%, compared to $105,786 during the three months ended June 30, 2024, driven by an increase of $20,966, or 34.1%, in RMS revenue and a $3,931, or 8.9%, increase in DSA revenue.
•Consolidated net loss for the three months ended June 30, 2025 was $17,577, or 13.5% of total revenue, compared to a consolidated net loss of $26,087, or 24.7% of total revenue, in the three months ended June 30, 2024.

•Book-to-bill ratio for the three months ended June 30, 2025 was 1.07x for the DSA services business.

•DSA backlog was $134,319 at June 30, 2025 compared to $139,384 at June 30, 2024 and $130,824 at March 31, 2025.

Financial Highlights During Nine Months Ended June 30, 2025

•Revenue was $374,882 in the nine months ended June 30, 2025, an increase of $14,560, or 4.0%, compared to $360,322 during the nine months ended June 30, 2024, driven by an increase of $13,804, or 6.1%, in RMS revenue and an increase of $756, or 0.6%, in DSA revenue.
•Consolidated net loss for the nine months ended June 30, 2025 was $60,073, or 16.0% of total revenue, compared to a consolidated net loss of $89,994, or 25.0% of total revenue, in the nine months ended June 30, 2024.

•Book-to-bill ratio for the nine months ended June 30, 2025 was 1.03x for the DSA services business.

Highlights

•On June 2, 2025, the Securities and Exchange Commission (the "SEC") provided notice to the Company, through the Company’s external counsel, that the SEC’s Division of Enforcement (the “Division”) has concluded its previously-disclosed investigation related to NHP importations from Asia, including importation practices in accordance with the U.S. Foreign Corrupt Practices Act and, based on the information available to the Division as of the date of its letter, the Division does not intend to recommend an enforcement action by the SEC against the Company.

•In connection with Phase Two of our U.S. optimization plan, during the three months ended June 30, 2025, one property previously reported as held for sale was sold. As of June 30, 2025, one property remained under contract to be sold and continued to meet the held for sale criteria.

•As previously disclosed, the Company and certain of its current and former directors and officers have been named as defendants in a putative securities class action lawsuit and two consolidated shareholder derivative lawsuits. Although no agreements have been reached, based on current negotiations with the plaintiffs, the Company has recorded a $10,000 liability for these lawsuits as of June 30, 2025 and a 10,000 receivable, as the Company currently expects to recover the full amount of the accrual under its existing insurance policies. Although these amounts have been recorded to date, there can be no assurance that final agreements will be reached, on these or other terms. Final amounts payable or recoverable related to these lawsuits may be materially different than the amounts recorded, and are subject to final resolution of these lawsuits, including negotiations between the Company, the other defendants and the plaintiffs, and required approvals by all parties involved and the courts.

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

DSA

(in thousands, except percentages)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$48,150	$44,219	$3,931	8.9%
Cost of revenue[1]	35,318	32,597	2,721	8.3%
Operating expenses[2]	6,239	4,809	1,430	29.7%
Depreciation and amortization of intangible assets	4,444	4,488	(44)	(1.0)%
Operating income[3]	$2,149	$2,325	$(176)	(7.6)%
Operating income % of total revenue	1.6%	2.2%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased by $3,931 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024. DSA revenue increased primarily due to an increase in general toxicology services revenue, as well as an increase in biotherapeutic services revenue and medical device services revenue.

DSA operating income was $2,149 in the three months ended June 30, 2025 compared to operating income of $2,325 in the three months ended June 30, 2024, a decrease of $176 primarily due to an increase in cost of revenue and an increase in operating expenses, partially offset by the increase in revenue discussed above. The increase in cost of revenue was primarily due to increased cost of research models, additional commercial activity at our Rockville facility and increased repairs and maintenance expense. The increase in operating expenses was primarily due to increased compensation and benefits expense and increased bad debt expense, partially offset by decreased startup costs.
RMS

(in thousands, except percentages)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$82,533	$61,567	$20,966	34.1%
Cost of revenue[1]	61,443	52,108	9,335	17.9%
Operating expenses[2]	5,347	7,505	(2,158)	(28.8)%
Depreciation and amortization of intangible assets	9,365	9,401	(36)	(0.4)%
Operating income (loss)[3]	$6,378	$(7,447)	$13,825	185.6%
Operating income (loss) % of total revenue	4.9%	(7.0)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding
RMS revenue increased $20,966 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to higher NHP volumes sold and higher average selling prices for NHPs compared to the prior year quarter.

RMS operating income was $6,378 in the three months ended June 30, 2025 compared to an operating loss of $7,447 in the three months ended June 30, 2024, a change of $13,825, due primarily to the increase in revenue discussed above and decreased operating expenses, partially offset by increased cost of revenue. The $2,158 decrease in operating expenses was primarily due to the $2,000 charge incurred during the three months ended June 30, 2024 related to the Resolution Agreement and Plea Agreement between the Company and the U.S. Department of Justice ("DOJ") entered into to resolve an investigation by the DOJ, which did not repeat during the three months ended June 30, 2025. The $9,335 increase in cost of revenue primarily related to increased costs associated with the increased NHP related product and service revenue from increased volumes as discussed above, partially offset by reduced non-NHP inventory costs and reduced facility-related expenses.
Unallocated Corporate

(in thousands, except percentages)	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses[1]	$14,026	$15,400	$(1,374)	(8.9)%
Depreciation	176	230	(54)	(23.5)%
Operating loss[2]	$14,202	$15,630	$(1,428)	(9.1)%
Operating loss % of total revenue	(10.9)%	(14.8)%
[1]Operating expenses includes general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate costs consist of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The decreased operating loss of $1,428 in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily driven by decreased legal fees and compensation and benefits expense, partially offset by increased non-legal professional fees.
Other Expense
Other expense increased by $889 for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily driven by an increase of $1,490 in interest expense, net, which was largely due to interest incurred in relation to the Second Lien Notes (as defined below) issued in September 2024, partially offset by gains related to changes in foreign exchange rates.
Income Taxes

The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were 6.3% and 20.8%, respectively. For the three months ended June 30, 2025, the Company’s effective tax rate was primarily driven by the change in forecasted income in non-U.S. jurisdictions and unfavorable discrete items. For the three months ended June 30, 2024, the Company’s effective tax rate was primarily driven by a change in the Company's forecasted loss before income taxes.
Consolidated Net Loss

As a result of the factors described above, we had a consolidated net loss of $17,577 for the three months ended June 30, 2025 as compared to a consolidated net loss of $26,087 during the three months ended June 30, 2024.

Nine Months Ended June 30, 2025 Compared to Nine Months Ended June 30, 2024

DSA

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$136,304	$135,548	$756	0.6%
Cost of revenue[1]	101,499	96,210	5,289	5.5%
Operating expenses[2]	17,223	19,307	(2,084)	(10.8)%
Depreciation and amortization of intangible assets	13,543	13,260	283	2.1%
Operating income[3]	$4,039	$6,771	$(2,732)	(40.3)%
Operating income % of total revenue	1.1%	1.9%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3]Table may not foot due to rounding

DSA revenue increased $756 in the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024. The increase in DSA revenue was primarily driven by an increase in general toxicology services revenue, partially offset by a decrease in discovery services revenue.

DSA operating income decreased by $2,732 in the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, primarily due to the increase of $5,289 in cost of revenue and an increase of $283 in depreciation and amortization of intangible assets, partially offset by a decrease of $2,084 in operating expenses and the increase in revenue discussed above. The increase in cost of revenue was primarily due to increased compensation and benefits expense, increased research animal model costs and increased repair and maintenance costs, partially offset by a decrease in facility-related costs. The decrease in operating expenses primarily related to decreases in professional fees and bad debt expense, partially offset by increased compensation and benefits costs.
RMS

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue	$238,578	$224,774	$13,804	6.1%
Cost of revenue[1]	185,432	182,880	2,552	1.4%
Operating expenses[2]	8,568	46,086	(37,518)	(81.4)%
Depreciation and amortization of intangible assets	27,953	28,781	(828)	(2.9)%
Operating income (loss) [3]	$16,625	$(32,973)	$49,598	150.4%
Operating income (loss) % of total revenue	4.4%	(9.2)%
[1]Cost of revenue includes cost of services provided and cost of products sold and excludes depreciation and amortization of intangible assets, which is separately stated
[2]Operating expenses include selling, general and administrative and other operating expenses and excludes depreciation and amortization of intangible assets, which is separately stated
[3] Table may not foot due to rounding
RMS revenue increased $13,804 in the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, due primarily to increased NHP product and service revenue, mainly as a result of increased volume of sales of NHPs.

RMS operating income was $16,625 in the nine months ended June 30, 2025 compared to an operating loss of $32,973 in the nine months ended June 30, 2024, a change of $49,598. This change was primarily due to the decreased operating expenses and increased revenue discussed above, partially offset by an increase in cost of revenue. The $37,518 decrease in operating expenses was primarily due to the $28,500 million charge related to the Resolution Agreement and Plea Agreement that was incurred during nine months ended June 30, 2024, which did not repeat during the nine months ended June 30, 2025, and the $7,550 settlement payment we received during the nine months ended June 30, 2025 as a result of the complaint we filed against Freese and Nichols, Inc. (“FNI”). Refer to Note 12 - Contingencies and Commitments for

further discussion of the Settlement Agreement with FNI. The increase of $2,552 in cost of revenue was primarily due to increased costs associated with higher NHP-related product and service revenue, partially offset by lower non-NHP inventory costs, reduced transportation costs, reduced utilities costs and reduced operating supplies costs.
Unallocated Corporate

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
Operating expenses[1]	$44,292	$46,554	$(2,262)	(4.9)%
Depreciation and amortization of intangible assets	492	483	9	1.9%
Operating loss[2]	$44,784	$47,037	$(2,253)	(4.8)%
Operating loss % of total revenue	(11.9)%	(13.1)%
[1]Operating expenses include general and administrative and other operating expenses
[2]Table may not foot due to rounding
Unallocated corporate operating loss consists of general and administrative expenses, other operating expenses and depreciation expenses that are not directly related or allocated to the reportable segments. The decrease in unallocated corporate operating loss was driven by a decrease in operating expenses of $2,262 in the nine months ended June 30, 2025, compared to the nine months ended June 30, 2024, which was primarily driven by reduced compensation and benefits expense and stock compensation expense, partially offset by an increase in professional fees.
Other Expense
Other expense increased by $6,950 for the nine months ended June 30, 2025 compared to the nine months ended June 30, 2024, primarily driven by an increase of $6,322 in interest expense, net, largely due to interest incurred in relation to the Second Lien Notes (as defined below) issued in September 2024 and periodic draws on our revolving credit facility.
Income Taxes

The Company’s effective tax rates for the nine months ended June 30, 2025 and 2024 were 6.9% and 15.7%, respectively. For the nine months ended June 30, 2025, the Company’s effective tax rate was primarily driven by a change in the valuation allowance. For the nine months ended June 30, 2024, the Company’s effective tax rate was primarily driven by unfavorable permanent items related to the Resolution Agreement and Plea Agreement and valuation allowance adjustments.

Additionally, the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law on July 4, 2025, which is considered the enactment date under U.S. GAAP. Under Accounting Standards Codification 740, the impact of tax law changes on current and deferred taxes is reflected in the estimated annual effective tax rate and/or recognized discretely in the period including the enactment date, which is the fourth quarter of the Company’s current fiscal year. The Company is currently assessing the tax implications stemming from certain provisions in the OBBBA and how they may affect the current fiscal year’s financial statements.
Consolidated Net Loss
As a result of the factors described above, we had a consolidated net loss of $60,073 for the nine months ended June 30, 2025 as compared to a consolidated net loss of $89,994 during the nine months ended June 30, 2024.

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

As of June 30, 2025, the Company had cash and cash equivalents of approximately $6,215 and access to a $15,000 revolving credit facility, which had no balance outstanding. The Company has requested a draw of $3,000 on its revolving credit facility, but has not yet received the funds as of the date of this report,. The Company has utilized and will continue to utilize its revolving credit facility during the ordinary course of business, as needed. Further, for the nine months ended June 30, 2025, the Company had negative operating cash flows, operating losses and net losses. If the Company's results of operations in the twelve months following the date of this report do not improve relative to the results of the first nine months of fiscal 2025, the Company will be at risk of non-compliance with its financial covenants under its Credit Agreement, dated as of November 5, 2021 (as amended through the date hereof, the "Credit Agreement").

If at any time in the twelve months following the date of this report the Company fails to comply with its financial covenants which remain unremedied for the period of time stipulated under the Credit Agreement, this would constitute an event of default under the Credit Agreement and the lenders may, among other remedies set out under the Credit Agreement, declare all or any portion of the outstanding principal amount of the borrowings plus accrued and unpaid interest to be immediately due and payable. Furthermore, if the lenders were to accelerate the loans under the Credit Agreement, such acceleration would constitute a default under our indentures governing the Company's Convertible Senior Notes (the "Notes") and the Company's 15.00% Senior Secured Second Lien PIK Notes due 2027 (the "Second Lien Notes") which, if not cured within 30 days following notice of such default from the trustee or holders of 25 percent of the Notes and from the trustee or holders of 30 percent of the Second Lien Notes, would permit the trustee or such holders to accelerate the Notes and the Second Lien Notes. If the loans under the Credit Agreement, the Notes and the Second Lien Notes are accelerated, the Company does not believe its existing cash and cash equivalents, together with cash generated from operations, would be sufficient to fund its operations, satisfy its obligations, including cash outflows for planned targeted capital expenditures, and repay the entirety of its outstanding senior term loans, repay the entirety of its outstanding Notes and repay the entirety of its outstanding Second Lien Notes. Additionally, access to the revolving credit facility would be restricted and such funds would not be available to pay for any operating activities.

On September 13, 2024, the Company entered into a Seventh Amendment to the Credit Agreement, which among other changes, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, replaced the Secured Leverage Ratio covenant with a First Lien Leverage Ratio covenant and established new testing ratios for the Fixed Charge Coverage Ratio and the First Lien Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts, asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. In connection with the $5,000 capped reinvestment of funds from extraordinary receipts, asset sales and casualty events in the aggregate, during the three months ended June 30, 2025, the Company made additional principal payments of $2,181 on the outstanding term loans. The Company was in compliance with the First Lien Leverage Ratio test and the Fixed Charge Coverage Ratio test for the testing period ended June 30, 2025.

Our evaluation of the Company's ability to continue as a going concern in accordance with U.S. generally accepted accounting principles entailed analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances in order to satisfy our obligations, including cash outflows for planned targeted capital expenditures, and to comply with minimum liquidity and financial covenant requirements under our debt covenants related to borrowings pursuant to our Credit Agreement for at least the next twelve months. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented and are outside of its control as of the date the condensed consolidated financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the condensed consolidated financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.

During the next twelve months, the Company plans to continue its efforts to optimize its capital allocation and expense base. Additionally, the Company's plan is to continue its efforts to improve its operating results through increases to NHP-related product and service revenue, including pre-selling NHP inventory, and increasing purchase orders for long-term colony management service contracts and our volume of discovery and safety assessment contract awards. The Company also continues to discuss its current business conditions with its lenders. In the event that the Company fails to comply with the requirements of the financial covenants set forth in the Credit Agreement, the Company has approximately 55 days subsequent to any fiscal quarter, and approximately 100 days subsequent to fiscal year-end to cure noncompliance (the "grace period"). Further, the Company has and may continue to seek additional financing and evaluate financing alternatives to meet its cash requirements for the next twelve months. There is no assurance that the Company’s lenders will agree to any amendment to the Credit Agreement, nor can there be any assurance that the Company would be able to raise additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan on terms acceptable to the Company or at all.

Management's operating plan forecasts compliance with the financial covenants under the Credit Agreement for the next twelve months. Although management believes that it will be able to implement its plan, there can be no assurances that its plan will prove successful. As a result, substantial doubt about the Company's ability to continue as a going concern exists.

Comparative Cash Flow Analysis
At June 30, 2025, we had cash and cash equivalents of $6,215, compared to $21,432 at September 30, 2024.
Net cash used in operating activities was $24,760 for the nine months ended June 30, 2025 compared to $4,433 for the nine months ended June 30, 2024.
Net cash used in operating activities in the nine months ended June 30, 2025, was driven by consolidated net loss of $60,073, partially offset by non-cash charges of $54,467 and a net increase in operating assets and liabilities of $19,154. Non-cash charges primarily included $41,988 for depreciation and amortization, $9,176 for non-cash interest and accretion expense, $4,644 for non-cash employee stock compensation expense, and amortization of debt issuance costs and original issue discount of $3,862, partially offset by a decrease in deferred taxes of $5,835. The net increase in operating assets and liabilities was primarily driven by an increase of $26,846 in inventory, an increase of $9,085 in other assets and liabilities, net, a decrease in fees invoiced in advance of $1,868 and an increase in trade receivables and contract assets of $4,338, partially offset by decreases in prepaid expenses and other current assets of $6,877 and increases in accounts payable of $11,384. The increase in inventory and the decreases in prepaid expenses and other current assets were driven by increased NHP animal research model inventory and the timing of prepaid deposits for future NHP shipments.
Net cash used in operating activities for the nine months ended June 30, 2024 was primarily driven by non-cash charges of $36,370 and a net increase in operating assets and liabilities of $49,191, partially offset by a consolidated net loss of $89,994. Non-cash charges primarily included $42,524 for depreciation and amortization, $5,118 for non-cash stock compensation expense, non-cash interest and accretion expense of $5,553 and amortization of debt issuance costs and original issue discount of $2,575, partially offset by changes in deferred taxes of $17,407.
Net cash used in investing activities of $12,416 in the nine months ended June 30, 2025 was primarily due to capital expenditures of $13,938, partially offset by the proceeds from the sale of property and equipment. The capital additions during the nine months ended June 30, 2025 primarily consisted of investments in facility improvements for animal welfare and capacity expansions to support future NHP colony management service revenue growth.
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
Net cash provided by financing activities of $22,083 in the nine months ended June 30, 2025 primarily included net proceeds from the issuance of common shares of $27,524 and borrowings on the revolving credit facility of $20,000, partially offset by payments on the revolving credit facility of $20,000 and payments on senior term notes and delayed draw term loans of $4,254.
Net cash used in financing activities of $4,889 in the nine months ended June 30, 2024 included other net financing payments of $2,816 and principal payments of $2,073 on the senior term notes and delayed draw term loans.

Capital Resources

Long-term debt as of June 30, 2025 and September 30, 2024 is detailed in the table below.

	June 30, 2025	September 30, 2024
Seller Note – Bolder BioPath (related party)	$207	$376
Seller Note – Preclinical Research Services	—	464
Seller Payable - Orient BioResource Center	3,235	3,700
Seller Note – Histion (related party)	—	84
Second Lien Notes	21,816	17,846
Convertible Senior Notes	114,754	109,979
Term Loan Facility, DDTL and Incremental Term Loans	269,167	272,840
Total debt before unamortized debt issuance costs	$409,179	$405,289
Less: Debt issuance costs not amortized	(12,637)	(11,950)
Total debt, net of unamortized debt issuance costs	$396,542	$393,339
Less: Current portion	(6,206)	(3,538)
Total Long-term debt	$390,336	$389,801

Revolving Credit Facility

As of June 30, 2025 and September 30, 2024, the Company had no outstanding balance on the revolving credit facility. Refer to the condensed consolidated statements of cash flows for information related to borrowings and payments on the revolving credit facility during the nine months ended June 30, 2025.

Term Loan Facility, DDTL and Incremental Term Loans

Below are the weighted-average effective interest rates for the loans available under the Credit Agreement:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Effective interest rates:
Term Loan	11.41%	11.67%	11.55%	11.43%
Initial DDTL	11.39%	11.66%	11.53%	11.41%
Additional DDTL	11.52%	11.78%	11.66%	11.54%

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

Fourth Amendment to Credit Agreement

On May 14, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. The Fourth Amendment provided that any charges or expenses attributable to or related to the Resolution Agreement and Plea Agreement (each as defined in Note 12) could be added back to the Company’s Consolidated EBITDA (up to $26,500) for purposes of the financial covenants under the Credit Agreement. Refer to Note 12 - Contingencies and Commitments for further discussion of the Resolution Agreement and Plea Agreement.

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

Seventh Amendment to Credit Agreement

On September 13, 2024, the Company, the Subsidiary Guarantors and the lenders party thereto entered into the Seventh Amendment to the Credit Agreement. The Seventh Amendment, among other changes, permitted the incurrence of the issuance of the Second Lien Notes in an aggregate amount of $22,550, made certain changes to the component definitions of the financial covenants, including the definition of Fixed Charge Coverage Ratio, and increased the cash netting capability in the First Lien Leverage Ratio covenant. Further, the Seventh Amendment included the addition of a maximum capital expenditure limit and a minimum EBITDA test effective as of the closing date for the testing periods of the six months ended December 31, 2024 and the nine months ended March 31, 2025, waived the existing financial covenants from the date of the Seventh Amendment until June 30, 2025, replaced the Secured Leverage Ratio covenant with a First Lien Leverage Ratio covenant, and established new testing ratios for the Fixed Charge Coverage Ratio and the First Lien Leverage Ratio covenants for the fiscal quarters beginning June 30, 2025 and thereafter. The Seventh Amendment also capped the reinvestment of funds from extraordinary receipts, asset sales and casualty events at $5,000 in the aggregate, and established a non-voting third party observer to the Company’s board of directors meetings, as elected by the lenders. Additionally, the Seventh Amendment permits charges or expenses attributable to or related to the Resolution Agreement and the Plea Agreement to be added back to the Company’s Consolidated EBITDA in an amount up to $32,000 for purposes of the financial covenants under the Credit Agreement. This is an update to the $28,500 provided in the Fifth Amendment.

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

As of June 30, 2025 and September 30, 2024, there were $1,333 and $1,563, respectively, in unamortized debt issuance costs related to the Second Lien Notes. For the three months ended June 30, 2025, the total interest expense was $1,588, including coupon interest expense of $992, accretion expense of $415, and amortization of debt discount and issuance costs of $181. For the nine months ended June 30, 2025, the total interest expense was $4,633, including coupon interest expense of $2,981, accretion expense of $1,156, and amortization of debt discount and issuance costs of $496.

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

As of June 30, 2025 and September 30, 2024, there were $2,334 and $3,031, respectively, in unamortized debt issuance costs related to the Notes. For the three months ended June 30, 2025, the total interest expense was $2,934 at an effective rate of 9.38%, including coupon interest expense of $1,068, accretion expense of $1,630, and amortization of debt discount and issuance costs of $236. For the three months ended June 30, 2024, the total interest expense was $2,948 at an effective rate of 9.38%, including coupon interest expense of $1,131, accretion expense of $1,580, and amortization of debt discount and issuance costs of $237. For the nine months ended June 30, 2025, the total interest expense was $8,675, including coupon interest expense of $3,203, accretion expense of $4,775, and amortization of debt discount and issuance costs of $697. For the nine months ended June 30, 2024, the total interest expense was $8,755, including coupon interest expense of $3,406, accretion expense of $4,645, and amortization of debt discount and issuance costs of $704.

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

At issuance, the Company evaluated the convertible feature of the Notes and determined it was required to be bifurcated as an embedded derivative and did not qualify for equity classification. In subsequent periods, the Notes' conversion rights met all equity classification criteria and the fair value of the embedded derivative was reclassified to additional paid-in-capital. The discount resulting from the initial fair value of the embedded derivative has and will continue to be amortized to interest expense using the effective interest method. Non-cash interest expense during the period primarily related to this discount.

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

As part of the acquisition of Pre-Clinical Research Services, Inc. ("PCRS"), the Company issued an unsecured subordinated promissory note payable to the PCRS seller in the initial principal amount of $800. The promissory note bore interest at a rate of 4.50% per annum with monthly payments of principal and interest and a maturity date of December 1, 2024. The promissory note was paid in full as of December 1, 2024.

As part of the acquisition of Orient BioResource Center, Inc. ("OBRC"), the Company agreed to leave in place a payable (the "Seller Payable") owed by OBRC to Orient Bio, Inc. (the "Seller") in the amount of $3,700, which the Company determined to have a fair value of $3,325 as of January 27, 2022. The Seller Payable did not bear interest and was originally required to be paid to the Seller 18 months after the closing date of January 27, 2022. The Company has the right to set off against the Seller Payable any amounts that become payable by the Seller on account of indemnification obligations under the purchase agreement. On April 4, 2023, the Company and the Seller entered into a First Amendment to extend the maturity date of the Seller Payable to July 27, 2024. On May 24, 2024, the Company and the Seller entered into a Second Amendment to extend the maturity date of the Seller Payable to July 27, 2025. Further, beginning on July 27, 2024, the note bears interest at a rate of 4.60% per annum. Accrued interest and principal will be paid at the maturity date. On October 24, 2024, the Company and the Seller entered into a Third Amendment to extend the maturity date of the Seller Payable to January 27, 2026. No amendments to the Seller Payable have affected the rights and remedies of any party under the stock purchase agreement, nor did any alter, modify or amend or in any way affect any of the terms and conditions, obligations, covenants or agreements contained in the stock purchase agreement.

As part of the acquisition of Histion, LLC ("Histion"), the Company issued unsecured subordinated promissory notes payable to the former shareholders of Histion in an aggregate principal amount of $433. The promissory notes bore interest at a rate of 4.50% per annum, with monthly payments of principal and interest and a maturity date of April 1, 2025. The promissory notes were paid in full as of April 1, 2025.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods and require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the nine months ended June 30, 2025 to the application of our critical accounting estimates as described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Except as set forth below, there have been no material updates to our critical accounting estimates previously described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Contingencies
In accordance with applicable accounting standards, the Company records a liability in its condensed consolidated financial statements for material loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. When determining the estimated loss or range of loss, significant judgment is required to estimate the amount and timing of a loss to be recorded. Estimates of probable losses resulting from litigation, governmental proceedings and other contingencies are inherently difficult to predict, particularly when the matters are in early procedural stages, with incomplete facts or legal discovery; involve unsubstantiated or indeterminate claims for damages; potentially involve penalties, fines, disgorgement, or punitive damages; or could result in a change in business practice.

Further, in accordance with applicable accounting standards, the Company records an asset in its condensed consolidated financial statements relating to a recovery only when realization of the claim for recovery is deemed probable. An asset should be recognized to the extent that a loss has previously been recognized. Any expected proceeds in excess of a previously recognized loss or a recovery of a loss not yet recognized in the financial statements should be treated as a gain contingency.

The Company reflects litigation accruals and the related estimated insurance recovery receivable on a gross basis as liabilities and assets, respectively, on our condensed consolidated balance sheet.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 1 - Description of the Business and Basis of Presentation, in this Quarterly Report on Form 10-Q. We did not adopt any new accounting pronouncements during the nine months ended June 30, 2025 that had a significant effect on our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to changes in interest rates while conducting normal business operations as a result of ongoing financing activities. As of June 30, 2025, our debt portfolio was reliant on reference rates. Based on our interest rate exposure at June 30, 2025 and assumed debt levels throughout the next 12 months, a one-percentage-point increase in interest rates would result in an estimated $2.7 million increase in loss before income taxes over a one-year period.
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
A hypothetical 10% change in the foreign exchange rates applicable to our business would change our June 30, 2025 cash balance by approximately $0.4 million and our revenue by approximately $4.9 million for the nine months ended June 30, 2025.
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are controls and other procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms adopted by the SEC, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to the Company’s management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Executive Vice President (our principal financial officer), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure ("Management").

Management has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, Management has concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weaknesses in internal control over financial reporting described below.
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
As of September 30, 2022, Management identified the following material weaknesses in internal controls, which continued to exist as of June 30, 2025:
a)Management did not design and maintain effective controls over information technology general controls (“ITGCs”) for applications that are relevant to the preparation of the consolidated financial statements throughout the year ended September 30, 2022, which resulted in ineffective business process controls (automated and IT-dependent manual controls) that could result in misstatements potentially impacting all of the financial statement accounts and disclosures. Specifically, management did not design and maintain: sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and program change management controls to ensure that information technology (“IT”) program and data changes affecting financial information technology applications and underlying accounting records are authorized, tested, and implemented appropriately. As a result, business process controls (automated and IT-dependent manual controls) that are dependent on the ineffective ITGCs, or that use data produced from systems impacted by the ineffective ITGCs were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at June 30, 2025; and
b)Management did not have an adequate process in place to design and test the operating effectiveness of internal control over financial reporting in a timely manner or an adequate process in place to monitor and provide oversight over the completion of its assessment of internal control over financial reporting. As such, we determined that management did not effectively design and implement components of the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO framework) to address all relevant risks of material misstatement, including elements of the control environment, information and communication, control activities and monitoring activities components, relating to: (i) providing sufficient and timely management oversight and ownership over the internal control evaluation process; (ii) hiring and training sufficient personnel to timely support the Company’s internal control objectives; and (iii) performing timely monitoring and oversight to ascertain whether the components of internal control are present and functioning effectively. As a result, controls relevant to all business processes and related controls (including relevant entity level controls) were deemed ineffective at September 30, 2022, and were not remediated and therefore remained ineffective at June 30, 2025.

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
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our remediation activities as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Our imported NHPs were subject to 10% tariffs during the third quarter of fiscal 2025. These tariffs were required to be paid within 30 days of import, which is a shorter timeframe than the average NHP research model inventory turnover. As a result, payment of tariffs negatively impacted the Company's cash flows during the third fiscal quarter of 2025 and is expected to impact the Company's cash flows in the future. Future NHP imports are expected to be subject to 15%-20% tariffs. The current and future applicable tariff percentages are based on the country of origin of the imported NHPs. Further, there continues to be a risk of additional and/or increased tariffs in connection with ongoing geopolitical factors. Our attempts to mitigate the financial impacts of the additional tariff costs may not be successful in the desired timeframe or at all. Should additional and/or increased tariffs be put into place and exist for some time, our business, financial condition, cash flows and results of operations could be materially adversely affected by the additional costs to us and/or by our clients' prioritization of studies and our suppliers' prioritization and allocation of their supply going forward.

Some of our clients and contracts depend on government funding of research and development and a reduction in that funding may adversely affect our business.

A significant portion of our sales are derived from clients at academic institutions and research laboratories whose funding is partially dependent on funding from government sources, including the National Institutes of Health and U.K./E.U. equivalents. Such funding can be difficult to forecast as government research and development funding is subject to political and budgetary uncertainties, which can delay client purchases or reduce demand for our products and services. Our sales may be adversely affected if our clients delay purchases as a result of uncertainties surrounding the approval of government budget proposals. There can be no certainty that government research funding that is approved will be directed towards projects and studies that involve use of our products and services. Direct cuts to agency budgets or shifts in funding priorities away from areas using our offerings could negatively affect our business, revenue and financial results.

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
ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 – OTHER INFORMATION
Bylaw Amendments

Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Part II, Item 5 instead of filing a Current Report on Form 8-K under Item 5.03. Amendments to Articles of Incorporation or Bylaws; Changes in Fiscal Year.

On August 6, 2025, our Board of Directors approved certain amendments to our Third Amended and Restated Bylaws, effective as of that date, in the form of the Fourth Amended and Restated Bylaws, including the following:

•require a shareholder soliciting proxies in support of nominations of persons, other than our nominees, for election to our Board of Directors to certify their compliance with Rule 14a-19 under the Exchange Act and, upon our request, to deliver reasonable evidence of such compliance to us no later than five business days prior to the date of the applicable meeting of shareholders;
•clarify the procedure for the transfer of shares that are uncertificated;
•provide a process for director resignations;
•provide that the act of a majority of the number of directors present at a meeting at which a quorum is present will constitute approval of that matter;
•clarify the provisions related a director written consent;
•revise provisions related to the authority and responsibilities of various officers of the Company, and provide a process for officer resignations;
•update provisions related to the execution of documents, the making of deposits and the authority to act as a proxy for another company; and
•incorporate other technical, clarifying and conforming changes.

The foregoing description of the amendments is qualified in its entirety by reference to the text of the Fourth Amended and Restated Bylaws, a marked copy of which is attached hereto as Exhibit 3.3 and is incorporated herein by reference, and a clean copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

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

(3)	3.1	Second Amended and Restated Articles of Incorporation of Inotiv, Inc. as amended through November 4, 2021 (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 5, 2021).

	3.2	Fourth Amended and Restated Bylaws of Inotiv, Inc. as amended through August 6, 2025 (filed herewith).

	3.3	Fourth Amended and Restated Bylaws of Inotiv, Inc. as amended through August 6, 2025 (marked to show amendments effective August 6, 2025)(filed herewith).

(31)	31.1	Certification of Principal Executive Officer (filed herewith).

	31.2	Certification of Principal Financial Officer (filed herewith).

(32)	32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	32.2	Written Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (filed herewith).

	101	Inline XBRL data file (filed herewith)
	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 7, 2025	INOTIV, INC.
(Registrant)

	By:	/s/ Robert W. Leasure
Robert W. Leasure
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Beth A. Taylor
Beth A. Taylor
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Brennan Freeman
Brennan Freeman
Vice President of Finance and Corporate Controller (Principal Accounting Officer)